Form 10-Q
period 1999-06-30
VAXGEN INC
filed 1999-08-13
CIK 1036968

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Quarter ended June 30, 1999
                         Commission File Number 0-26483


                                  VAXGEN, INC.

             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                            94-3236309
-------------------------------                    -----------------------------
(State or Other Jurisdiction of                    (IRS Employer Identification
Incorporation or Organization)                                 Number)

                          1000 Marina Blvd., Suite 200
                           Brisbane, California 94005

            (Address of Principal Administrative Offices) (Zip Code)

                                 (650) 624-1000

               (Registrants Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock ($.01 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The issuer has one class of common stock with 11,250,161 shares outstanding as of July 31, 1999.

                                  VAXGEN, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................    1
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    5
Item 3.  Quantitative and Qualitative Disclosure about Market Risk........    9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   10
Item 2.  Changes in Securities and Use of Proceeds........................   10
Item 4.  Submission of Matters to a Vote of Security Holders..............   10
Item 6.  Exhibits and Reports on Form 8-K.................................   10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VAXGEN, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

                                                          6/30/99        12/31/98
                                                    --------------------------------
CURRENT ASSETS:
Cash and Cash Equivalents                           $     5,600,000       6,818,000
Investment Securities Available for Sale                  9,606,000      12,650,000
Interest Receivable                                         164,000         112,000
Prepaid Expenses and Other Current Assets                   266,000         360,000
                                                    --------------------------------
TOTAL CURRENT ASSETS                                     15,636,000      19,940,000

Property and Equipment, net                               2,496,000       1,258,000
Deferred Offering Costs                                   1,040,000               -
Other Assets                                                321,000         274,000

                                                    --------------------------------
TOTAL ASSETS                                        $    19,493,000      21,472,000
                                                    ================================

CURRENT LIABILITIES:
Payable to Genentech                                $       655,000         260,000
Accounts Payable                                            564,000       1,483,000
Accrued Liabilities                                       2,114,000         331,000
Current Portion of Long Term Obligations                     31,000               -
                                                    --------------------------------
TOTAL CURRENT LIABILITIES                                 3,364,000       2,074,000

Long Term Obligations                                       100,000               -

STOCKHOLDERS' EQUITY:
Preferred Stock                                                   -               -
Common Stock                                                 77,000          71,000
Additional Paid-In Capital                               44,416,000      33,619,000
Deferred Stock Compensation                              (2,600,000)              -
Accumulated Other Comprehensive Income
  (Loss)--Unrealized Gain (Loss) on
  Investment Securities                                      (9,000)         43,000
Deficit Accumulated During the
  Development Stage                                     (25,855,000)    (14,335,000)
                                                    --------------------------------
TOTAL STOCKHOLDERS' EQUITY                               16,029,000      19,398,000

                                                    --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    19,493,000      21,472,000
                                                    ================================

See accompanying notes to condensed financial statements.

VAXGEN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                                QUARTER         QUARTER             SIX              SIX           INCEPTION
                                                 ENDED           ENDED         MONTHS ENDED      MONTHS ENDED    (11/27/95) TO
                                                6/30/99         6/30/98           6/30/99          6/30/98          6/30/99
                                             ------------------------------------------------------------------------------------
OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT:
Genentech Charges                             $     155,000          120,000           395,000          310,000        4,862,000
Other                                             4,041,000          968,000         6,839,000        1,494,000       14,035,000
                                             ------------------------------------------------------------------------------------
TOTAL RESEARCH AND DEVELOPMENT                   (4,196,000)      (1,088,000)       (7,234,000)      (1,804,000)     (18,897,000)

GENERAL AND ADMINISTRATIVE:
Genentech Charges                                         -                -                 -                -           20,000
Other                                             3,797,000        1,193,000         4,803,000        1,640,000        9,326,000
                                             ------------------------------------------------------------------------------------
TOTAL GENERAL AND ADMINISTRATIVE                 (3,797,000)      (1,193,000)       (4,803,000)      (1,640,000)      (9,346,000)

LOSS FROM OPERATIONS                             (7,993,000)      (2,281,000)      (12,037,000)      (3,444,000)     (28,243,000)

OTHER INCOME (EXPENSE), NET:
Investment Income, net                              233,000          263,000           518,000          569,000        2,436,000
Interest Expense - Genentech                              -                -                 -                -          (47,000)
Interest Expense - Other                                  -                -            (1,000)               -           (1,000)
                                             ------------------------------------------------------------------------------------
TOTAL OTHER INCOME, NET                             233,000          263,000           517,000          569,000        2,388,000

                                             ------------------------------------------------------------------------------------
NET LOSS                                     $   (7,760,000)      (2,018,000)      (11,520,000)      (2,875,000)     (25,855,000)
                                             ====================================================================================

BASIC AND DILUTED LOSS PER SHARE             $        (1.01)           (0.33)            (1.51)           (0.47)

WEIGHTED AVERAGE SHARES USED IN
COMPUTING BASIC AND DILUTED LOSS
PER SHARE                                         7,685,000        6,109,000         7,653,000        6,109,000
                                             ====================================================================================

See accompanying notes to financial statements.

VAXGEN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                SIX            SIX         INCEPTION
                                                                           MONTHS ENDED    MONTHS ENDED  (11/27/95) TO
                                                                              6/30/99        6/30/98        6/30/99
                                                                          ---------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:

NET LOSS                                                                  $ (11,520,000)    (2,875,000)  (25,855,000)

Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and Amortization                                                 181,000         10,000       280,000
  Amortization of Discounts on Investment Securities                            (52,000)       (81,000)     (435,000)
  Stock Compensation Expense                                                  2,930,000              -     2,930,000
  Changes in Assets and Liabilities:
    Interest Receivables                                                        (52,000)       (62,000)     (164,000)
    Prepaid Expenses and Other Current Assets                                    94,000        (45,000)     (266,000)
    Other Assets                                                                (47,000)       (49,000)     (209,000)
    Payable to Genentech                                                        395,000     (3,658,000)      655,000
    Accounts Payable and Accrued Liabilities                                    279,000        133,000     2,093,000
                                                                          ---------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                        (7,792,000)    (6,627,000)  (20,971,000)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Investment Securities                                            (5,005,000)    (5,964,000)  (59,562,000)
Sale of Investment Securities                                                 8,049,000     17,815,000    50,382,000
Purchase of Property and Equipment                                           (1,286,000)      (316,000)   (2,635,000)
Long Term Lease Deposits                                                              -              -      (120,000)
                                                                          ---------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           1,758,000     11,535,000   (11,935,000)

CASH FLOW FROM FINANCING ACTIVITIES:

Payments Under Capital Lease Obligation                                          (2,000)             -        (2,000)
Stock Issued to Genentech                                                             -              -     1,025,000
Stock Issued to Other Founders                                                        -              -        20,000
Stock Issued in Private Placements                                            5,537,000              -    40,154,000
Issuance Costs of Private Placements                                           (264,000)             -    (3,276,000)
Issuance Costs of Initial Public Offering                                      (455,000)             -      (455,000)
Exercise of Employees Stock Options                                                   -         14,000        40,000
Loans from Genentech                                                                  -              -     1,000,000
                                                                          ---------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     4,816,000         14,000    38,506,000

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  (1,218,000)     4,922,000     5,600,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              6,818,000        641,000             -
                                                                          ---------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   5,600,000      5,563,000     5,600,000
                                                                          =============================================

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:

Issuance of Stock through Conversion of Genetech Note Payable             $           -              -     1,000,000
                                                                          =============================================
Equipment Acquired through Capital Leases                                 $     133,000              -       133,000
                                                                          =============================================
Accrued Issuance Costs of Initial Public Offering                         $     585,000              -       585,000
                                                                          =============================================


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The interim financial statements contained herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements contained in its registration statement declared effective on June 29, 1999.

The financial information as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 is unaudited. These interim financial statements have been prepared on substantially the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information set forth therein.

2.      NON-CASH COMPENSATION

The Company recorded non-cash compensation expense of $2,360,000 in the second quarter in connection with the resolution of two employment-related matters. This expense consists of the fair market value of warrants issued to one individual and compensation expense resulting from extending the expiration date of options issued to another individual.

On April 1, 1999, the shareholders of the Company approved an increase in the number of shares reserved for grant under the 1996 stock option plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998 which were granted subject to stockholder approval of the plan amendment. As a result, the Company recorded deferred compensation in the amount of $3,170,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company recorded an immediate charge to non-cash compensation expense of $570,000 for the portion of the vesting period lapsed at June 30, 1999. The balance of the deferred compensation will be amortized to expense over the remaining vesting period of the options.

3.      SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the Company successfully completed the sale of 3,565,000 shares of common stock at a sales price of $13.00 per share, which includes the exercise of the underwriters' over-allotment option. Net proceeds after accounting for underwriters' fees and other expenses associated with the offering, were approximately $42,100,000.

4.      LOSS PER SHARE

Excluded from the computation of basic and diluted loss per share, were stock options and warrants outstanding totaling 1,618,996 and 651,447 as of June 30, 1999 and June 30, 1998, respectively, because the representative share increments would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Many factors could affect the Company's actual results, including those factors described under "Risk Factors", and "Business" contained in the Company's registration statement declared effective June 29, 1999. These risk factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

OVERVIEW

In November 1995, we were formed to continue development of AIDSVAX in partnership with Genentech. In connection with our formation, Genentech licensed to us the technology necessary for completing development and commercialization of AIDSVAX.

Since our formation, we have focused on developing and testing AIDSVAX. We recently commenced two Phase III clinical trials, one principally in North America and one in Thailand to determine the efficacy of AIDSVAX. The North American Phase III clinical trial is being conducted in 61 clinical centers and is designed for 5,400 trial volunteers. The Thai Phase III clinical trial is being conducted in 17 clinical centers in Bangkok and is designed for 2,500 trial volunteers.

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 1999, we had a deficit accumulated during the development stage of $25,855,000. We anticipate incurring substantial losses over at least the next four to five years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

We believe that our current resources together with anticipated funding from the Centers for Disease Control and Prevention and the National Institute for Allergy and Infectious Diseases will be sufficient to complete our Phase III clinical trials, apply for regulatory approval in the United States and Thailand, and bring AIDSVAX to market. However, we may require additional funds. We do not currently have other sources of financing. Our future capital requirements depend on several factors, including:

        o       The progress of our Phase III clinical trials;

        o The progress of other internal research and development projects;

        o The need for leasehold improvements to facilities and the purchase of additional capital equipment;

        o       The availability of government research grants; and

        o       Whether the timing of revenue from AIDSVAX is delayed.

In the future, we may have additional non-cash compensation expense based on employment agreements we have with three of our executive officers. Our employment agreements with these officers provide for issuance of an aggregate of 325,757 shares of common stock if:

        o Our stock trades at an average price of $28.00 per share over a 30-day period; or

        o We are acquired in a transaction at a price greater than $28.00 per share.

If the shares are issued, we will record non-cash compensation expense equal to the aggregate value of shares on the date the $28.00 per share condition is met.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses increased 301% from $1,804,000 for the six months ended June 30, 1998 to $7,234,000 for the six months ended June 30, 1999. The increase in research and development expenses was due primarily to the ramping up of our North American and Thai Phase III clinical trials. These expenses consisted principally of the cost for additional personnel, recruiting costs for the enrollment of the clinical trials, non-cash compensation expense related to stock options, the establishment of a new research laboratory facility, and increases in the fees paid to third parties associated with conducting the clinical trials.

GENERAL AND ADMINISTRATION EXPENSE

General and administrative expenses increased 193% from $1,640,000 for the six months ended June 30, 1998 to $4,803,000 for the six months ended June 30, 1999. The increase in general and administrative expenses was due primarily to non-cash compensation expense for the issuance of warrants and modification of the terms of options in connection with resolving two employment matters, additional personnel hired to support the growing infrastructure, and costs associated with maintaining larger office facilities.

OTHER INCOME, NET

Other income, net, consisting primarily of interest income, decreased by 9% from $569,000 for the six months ended June 30, 1998 to $517,000 for the six months ended June 30, 1999. This was primarily attributed to lower average balances of cash, cash equivalents and investment securities.

NET LOSS

Net loss for the six months ended June 30, 1999, was $11,520,000 compared to a loss of $2,875,000 for the comparable period in 1998. The increase in net loss was due primarily to the increase in expenses and reduction of interest income as noted above.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses increased 286% from $1,088,000 for the three months ended June 30, 1998 to $4,196,000 for the three months ended June 30, 1999. The increase in research and development expenses was due primarily to the ramping up of the North American and Thai clinical trials. These expenses included the cost for additional personnel, recruiting costs for the enrollment of the clinical trials, non-cash compensation expense related to stock options, the establishment of a new research laboratory facility and increases in the fees paid to third parties associated with conducting the clinical trials.

GENERAL AND ADMINISTRATION EXPENSE

General and administrative expenses increased 218% from $1,193,000 for the three months ended June 30, 1998 to $3,797,000 for the three months ended June 30, 1999. The increase in general and administrative expenses was due primarily to non-cash compensation expense for the issuance of warrants and modification of the terms of options in connection with resolving two employment matters, additional personnel hired to support the growing infrastructure, and costs associated with maintaining larger office facilities.

OTHER INCOME, NET

Other income, net, consisting primarily of interest income, decreased by 11% from $263,000 for the three months ended June 30, 1998 to $233,000 for the three months ended June 30, 1999. This was primarily attributed to lower average balances of cash, cash equivalents and investment securities.

NET LOSS

Net loss for the three months ended June 30, 1999, was $7,760,000 compared to a loss of $2,018,000 for the comparable period in 1998. The increase in net loss was due primarily to the increase in expenses as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $15,206,000 at June 30, 1999. We have financed our operations since inception through capital provided by Genentech and sales of our common stock. Genentech has no obligation to provide future funding to the Company. In the six months ended June 30, 1999, we received net proceeds of $5,273,000 from private placement financing activities. Subsequent to June 30, 1999, we received approximately $42,100,000, net of underwriters' fees and other offering expenses, from the sale of 3,565,000 shares of common stock, including the exercise of the underwriters' over-allotment option.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. At June 30, 1999, our investment in equipment and leasehold improvements was $2,635,000. The increase in equipment and leasehold improvements has been due to the to development of our laboratory facility. Net cash used for operating activities the six months ended June 30, 1999 was $7,792,000 representing expenditures for research and development costs and general and administrative expenses.

We also anticipate receiving an aggregate of approximately $12,600,000 over the next four years from the Centers for Disease Control and Prevention and the National Institute for Allergy and Infectious Diseases, commencing in September 1999. These funds will be used to cover general operating expenditures and to fund research costs and costs associated with obtaining and storing clinical specimens, as part of the sponsored programs. These funds would be received as reimbursements for expenses to be incurred over the duration of the clinical trials. The timing and procedures for payment are to be determined pursuant to further discussions with each agency.

We believe that our existing cash and cash equivalents including the net proceeds of the initial public offering, investment income and anticipated grant revenue, will enable us to meet our forecasted expenditures over the next three years, including, among other things:

        o       supporting our clinical trial efforts;

        o       continuing internal research and development;

        o       expanding our facilities; and

        o maintaining our management and administrative infrastructure necessary to function effectively as an independent publicly-owned company.


Our exposure to market rate risk for changes in interest rates are related primarily to our debt securities included in our investment portfolio. We do not hold any derivative financial instruments. We invest in debt instruments of the
U. S. Government and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At June 30, 1999, we hold government debt instruments in the principal amount of $9,598,000. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 1999, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

Our exposure to foreign exchange rate risk is primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A sudden decrease in Thailand's exchange rate versus the U.S. Dollar could have an adverse impact on our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. At the time these contracts were written, the Thailand exchange rate was
37.5 Baht per one U.S. Dollar. As of June 30, 1999, we have recorded $27,000 in foreign exchange losses. While we do not currently hedge our foreign currency exposure, we are currently exploring ways to minimize our exposure to losses as a result of foreign exchange rate changes.

YEAR 2000 COMPLIANCE

Many computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000 these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Systems that are not year 2000 compliant may cease to function. As a result, in less than one year computer systems and software used by many companies may need to be upgraded to be year 2000 compliant.

We have completed the process of determining whether there are any critical areas of our business which are not year 2000 compliant. We presently estimate that the total cost of addressing any year 2000 problems will be less than $5,000.

Based on the web site information published by Genentech, our only material third party supplier, we do not believe that their year 2000 compliance will have a material adverse effect on us. As of June 30, 1999, we are on schedule to complete our year 2000 compliance plan before year-end.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Liquidity and Capital Resources" in Part I,
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings or claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with our initial public offering of common stock, the Company filed a Registration Statement on Form S-1, SEC File No. 333-78065, which was declared effective by the Securities and Exchange Commission on June 29, 1999 and the trading commenced on June 30, 1999. The offering was lead-managed by Prudential Securities and co-managed by Punk Ziegel & Company. The Company registered and sold 3,100,000 shares of common stock at $13.00 per share during the initial offering and received the proceeds from the first closing on July 6, 1999, in the net amount of $37,479,000. On July 13, 1999, the underwriters exercised their over-allotment option for 465,000 shares of common stock. The net proceeds from the over-allotment were $5,622,000. The Company incurred total expenses of approximately $4,287,000, including underwriting discounts and commissions of approximately $3,244,000. All of these expenses were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. The Company has invested the entire net proceeds from the offering in short-term investments such as commercial paper and government obligations. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses or repayment of indebtedness.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 1, 1999. At the meeting the following directors were elected by a majority of the votes present: Robert C. Nowinski, Donald P. Francis, Phillip W. Berman, Stephen C. Francis and William D. Young. The stockholders also approved the following action by a majority of the votes present: (1) an amendment to the Company's 1996 Stock Option Plan to increase the number of shares of common stock issuable thereunder to 1.75 million (post-reverse split); and (2) amendments to the Company's Certificate of Incorporation to effect, among other things, a one-for-two reverse stock split.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits required by Item 601 and Regulation S-K:

        3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, filed June 25, 1999, File No. 333-78065).


        3.2   Amended and Restated Bylaws (incorporated by reference to Exhibit
3.2 of Amendment No. 2 to the Company's Registration Statement on Form S-1, filed June 25, 1999, File No. 333-78065).

        27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

(b)   Reports on Form 8-K:

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VAXGEN, INC.




Dated: August 12, 1999    BY:  /s/ CARTER A. LEE
                                   ----------------------------
                                   Carter A. Lee
                                   Senior Vice President
                                   Finance & Administration
                                   (Principal Financial Officer)