Form 10-Q
period 1999-09-30
VAXGEN INC
filed 1999-11-10
CIK 1036968

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-26483


                                  VAXGEN, INC.
             (Exact name of Registrant as Specified in its Charter)


                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)


                                   94-3236309
                     (I.R.S. Employer Identification Number)


                          1000 MARINA BLVD., SUITE 200
                           BRISBANE, CALIFORNIA 94005
            (Address of Principal Administrative Offices) (Zip Code)


                                 (650) 624-1000
               (Registrants Telephone Number, Including Area Code)


             Securities Registered Pursuant to Section 12(g) of the
                        Securities Exchange Act of 1934:


                          Common Stock ($.01 par value)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

The issuer has one class of common stock with 11,250,152 shares outstanding as of October 29, 1999

                                  VAXGEN, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



PART I.      FINANCIAL INFORMATION                                              PAGE
                                                                                ----
Item 1.      Financial Statements:
                Condensed Balance Sheets........................................   1
                Statements of Operations........................................   2
                Statements of Cash Flows........................................   3
                Notes to Condensed Financial Statements.........................   4


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations:
                Overview........................................................   6
                Results of Operations...........................................   8
                Liquidity and Capital Resources.................................   9
                Year 2000 Compliance............................................  11


Item 3.      Quantitative and Qualitative Disclosure about Market Risk..........  12



PART II.     OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds........................  13
Item 6.        Exhibits and Reports on Form 8-K.................................  14
               Signature........................................................  15

                         PART I - FINANCIAL INFORMATION


                                  VAXGEN, INC.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets
                                   (Unaudited)

Item 1. Financial Statements



                                                            9/30/99            12/31/98
                                                         ---------------------------------
CURRENT ASSETS:
Cash and Cash Equivalents                                 $    590,000       $  6,818,000
Investment Securities                                       51,031,000         12,650,000
Interest Receivable                                            312,000            112,000
Prepaid Expenses and Other Current Assets                    1,294,000            310,000
                                                         ---------------------------------
TOTAL CURRENT ASSETS                                        53,227,000         19,890,000

Property and Equipment, net                                  2,758,000          1,258,000
Other Assets                                                   321,000            324,000
                                                         ---------------------------------
TOTAL ASSETS                                              $ 56,306,000       $ 21,472,000
                                                         =================================


CURRENT LIABILITIES:
Payable to Genentech                                      $    858,000       $    260,000
Accounts Payable                                               258,000          1,483,000
Accrued Liabilities                                          2,688,000            331,000
Current Portion of Long Term Obligations                        31,000                 --
                                                         ---------------------------------
TOTAL CURRENT LIABILITIES                                    3,835,000          2,074,000

LONG TERM OBLIGATIONS                                           94,000                 --

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value. 20,000,000 shares
  authorized; none issued or outstanding                            --                 --
Common Stock, $0.01 par value. 20,000,000 shares
  authorized; 11,250,152 and 7,101,248 shares issued
  and outstanding at September 30, 1999 and
  December 31, 1998, respectively                              113,000             71,000
Additional Paid-In Capital                                  86,424,000         33,619,000
Deferred Stock Compensation                                 (2,433,000)                --
Accumulated Other Comprehensive Income -
 Unrealized Gain on Investment Securities                      229,000             43,000
Deficit Accumulated During the Development Stage           (31,956,000)       (14,335,000)
                                                         ---------------------------------
TOTAL STOCKHOLDERS' EQUITY                                  52,377,000         19,398,000

                                                         ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 56,306,000       $ 21,472,000
                                                         =================================


           See accompanying notes to condensed financial statements.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                QUARTER         QUARTER          NINE             NINE           INCEPTION
                                                 Ended           Ended        Months Ended     Months Ended    (11/27/95) to
                                                9/30/99         9/30/98         9/30/99          9/30/98         9/30/99
                                             -------------------------------------------------------------------------------
OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT:
Genentech Charges                             $   424,000     $   127,000     $    819,000     $   437,000     $  5,286,000
Other                                           5,238,000       1,900,000       12,077,000       3,394,000       19,273,000
                                             -------------------------------------------------------------------------------
TOTAL RESEARCH AND DEVELOPMENT                  5,662,000       2,027,000       12,896,000       3,831,000       24,559,000

GENERAL AND ADMINISTRATIVE:
Genentech Charges                                      --              --               --              --           20,000
Other                                           1,145,000         864,000        5,948,000       2,504,000       10,471,000
                                             -------------------------------------------------------------------------------
TOTAL GENERAL AND ADMINISTRATIVE                1,145,000         864,000        5,948,000       2,504,000       10,491,000

LOSS FROM OPERATIONS                           (6,807,000)     (2,891,000)     (18,844,000)     (6,335,000)     (35,050,000)

OTHER INCOME (EXPENSE), NET:
Investment Income, net                            711,000         234,000        1,229,000         803,000        3,147,000
Interest Expense - Genentech                           --              --               --              --          (47,000)
Interest Expense - Other                           (5,000)             --           (6,000)             --           (6,000)
                                             -------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                 706,000         234,000        1,223,000         803,000        3,094,000
                                             -------------------------------------------------------------------------------
NET LOSS                                      $(6,101,000)    $(2,657,000)    $(17,621,000)    $(5,532,000)    $(31,956,000)
                                             ===============================================================================

BASIC AND DILUTED LOSS PER SHARE              $     (0.55)    $     (0.43)    $      (2.00)    $     (0.91)

WEIGHTED AVERAGE SHARES USED IN
COMPUTING BASIC AND DILUTED LOSS PER SHARE     11,156,000       6,115,000        8,831,000       6,111,000
                                             ===============================================================================


            See accompanying notes to condensed financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   NINE              NINE            INCEPTION
                                                                                Months Ended     Months Ended      (11/27/95) to
                                                                                  9/30/99           9/30/98           9/30/99
                                                                              ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                                       $ (17,621,000)    $  (5,532,000)    $ (31,956,000)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
  Depreciation and Amortization                                                      323,000            28,000           422,000
  Amortization of Premiums/(Discounts) on Investment Securities                      186,000           104,000          (197,000)
  Stock Compensation Expense                                                       3,124,000                --         3,124,000
  Changes in Assets and Liabilities:
    Interest Receivable                                                             (200,000)           64,000          (312,000)
    Prepaid Expenses and Other Current Assets                                       (984,000)         (114,000)       (1,344,000)
    Other Assets                                                                       3,000           (48,000)         (159,000)
    Payable to Genentech                                                             598,000        (3,650,000)          858,000
    Accounts Payable and Accrued Liabilities                                       1,132,000           334,000         2,946,000
                                                                              ---------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                            (13,439,000)       (8,814,000)      (26,618,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Investment Securities                                                (48,148,000)       (8,629,000)     (102,705,000)
Sale of Investment Securities                                                      9,767,000        21,367,000        52,100,000
Purchase of Property and Equipment                                                (1,685,000)         (781,000)       (3,034,000)
Long Term Lease Deposits                                                                  --                --          (120,000)
                                                                              ---------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (40,066,000)       11,957,000       (53,759,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments Under Capital Lease Obligations                                             (13,000)               --           (13,000)
Stock Issued to Genentech                                                                 --                --         1,025,000
Stock Issued to Other Founders                                                            --                --            20,000
Stock Issued in Private Placements                                                 5,537,000            40,000        40,154,000
Stock Issued in Initial Public Offering                                           46,345,000                --        46,345,000
Issuance Costs of Private Placements                                                (264,000)          (26,000)       (3,276,000)
Issuance Costs of Initial Public Offering                                         (4,328,000)               --        (4,328,000)
Exercise of Employees Stock Options                                                       --                --            40,000
Loans from Genetech                                                                       --                --         1,000,000
                                                                              ---------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         47,277,000            14,000        80,967,000
                                                                              ---------------------------------------------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                       (6,228,000)        3,157,000           590,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   6,818,000           641,000                --
                                                                              ---------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     590,000     $   3,798,000     $     590,000
                                                                              ===================================================

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:

Issuance of Stock through Conversion of Genetech Note Payable                  $          --     $          --     $   1,000,000

Equipment Acquired through Capital Leases                                      $     138,000     $          --     $     138,000


            See accompanying notes to condensed financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)



1.      BASIS OF PRESENTATION

The unaudited condensed financial statements of VaxGen, Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements should be read in conjunction with the Company's audited financial statements contained in its registration statement declared effective on June 29, 1999.


2.      NON-CASH COMPENSATION

The Company recorded non-cash compensation expense of $2,360,000 in the second quarter in connection with the resolution of two employment-related matters. This expense consists of the fair market value of the warrants issued to one individual and compensation expense resulting from extending the expiration date of options issued to another individual.

On April 1, 1999, the shareholders of the Company approved an increase in the number of shares reserved for grant under the Company's 1996 Stock Option Plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998, which were granted subject to stockholder approval of the plan amendment. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to non-cash compensation expense of $765,000 for the portion of the vesting period lapsed at September 30, 1999. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)



3.      SUBSEQUENT EVENTS

In October 1999, the Company entered into a definitive agreement with Vulcan Ventures, Inc. ("Vulcan") for a private placement of common stock. This will enable the Company to commence development of AIDSVAX vaccines designed to prevent infection by the other known major subtypes of HIV, including those found in Africa, China, India and South America. Currently, the Company has developed formulations of AIDSVAX, which focus on the predominant HIV type in the Americas, Europe, the Caribbean, and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and Pacific Rim countries (subtype E). Vulcan is the investment organization of Paul G. Allen, Chairman of Vulcan and co-founder of Microsoft Corporation. The private placement consists of 2,174,000 shares of common stock at $11.50 per share, and will result in proceeds, net of commissions and private placement expenses, to the Company of approximately $24,000,000. The funds are being held in escrow subject only to meeting certain closing conditions.

4.      LOSS PER SHARE

Excluded from the computation of basic and diluted loss per share, were stock options and warrants outstanding totaling 2,000,096 and 660,018 as of September 30, 1999 and September 30, 1998, respectively, because the representative share increments would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results, including those factors described under "Risk Factors" and "Business" contained in the Company's registration statement declared effective June 29, 1999. These risk factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.


OVERVIEW

In November 1995, VaxGen was formed to continue development of AIDSVAX in partnership with Genentech. In connection with our formation, Genentech licensed to us the technology necessary for completing development and commercialization of AIDSVAX.

Since our formation, we have focused on developing and testing AIDSVAX. We have developed formulations of AIDSVAX, which focus on the predominant HIV subtype in the Americas, Europe, the Caribbean, and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and Pacific Rim countries (subtype E). We have commenced two Phase III clinical trials, one principally in North America and one in Thailand to determine the efficacy of AIDSVAX. We recently completed the initial inoculation and enrollment of over 5,400 trial volunteers for the North American Phase III clinical trial, which is being conducted in 61 clinical centers. The Thai Phase III clinical trial is being conducted in 17 clinical centers in Bangkok and is designed for 2,500 trial volunteers.

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of September 30, 1999, we had a deficit accumulated during the development stage of

$31,956,000. We anticipate incurring substantial losses over at least the next four to five years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

We believe that our current resources, together with anticipated funding from the Centers for Disease Control and Prevention (the "CDC") and the National Institute for Allergy and Infectious Diseases ("NIAID") along with the net proceeds from the private placement with Vulcan Ventures, Inc. will be sufficient to complete our Phase III clinical trials, apply for regulatory approval in the United States and Thailand, and bring AIDSVAX to market. However, we may require additional funds. We do not currently have other sources of financing. Our future capital requirements depend on several factors, including:

   o  The progress of our Phase III clinical trials;

   o  The progress of other internal research and development projects;

   o The need for leasehold improvements to facilities and the purchase of additional capital equipment;

   o  The availability of government research grants; and


   o  The timing of revenue, if any, from AIDSVAX.

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

On April 1, 1999, the shareholders of the Company approved an increase in the number of shares reserved for grant under the Company's 1996 Stock Option Plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998, which were granted subject to stockholder approval of the plan amendment. As a result, we recorded deferred compensation, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. We will continue to incur non-cash compensation expense as the balance of deferred compensation is being amortized to expense over the remaining vesting period of the options.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 237% from $3,831,000 for the nine months ended September 30, 1998 to $12,896,000 for the nine months ended September 30, 1999. The increase in research and development expenses was due primarily to the ramping up of our North American and Thai Phase III clinical trials. These expenses consisted principally of the cost for additional personnel, recruiting costs for the enrollment of the clinical trials, non-cash compensation expense related to vesting of stock options, the establishment of a new research laboratory facility, and increases in the fees paid to third parties associated with conducting the clinical trials.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 138% from $2,504,000 for the nine months ended September 30, 1998 to $5,948,000 for the nine months ended September 30, 1999. The increase in general and administrative expenses was due primarily to non-cash compensation expense for the issuance of warrants and modification of the terms of options in connection with resolving two employment matters, salaries and benefits associated with additional personnel hired to support the growing infrastructure, and costs associated with maintaining larger office facilities.

OTHER INCOME, NET

Other income, net, consisting primarily of interest income, increased by 52% from $803,000 for the nine months ended September 30, 1998 to $1,223,000 for the nine months ended September 30, 1999. This was primarily attributed to higher average balances of cash, cash equivalents and investment securities as a result of funds received from the public offering completed during the third quarter.

NET LOSS

Net loss for the nine months ended September 30, 1999, was $17,621,000 compared to a loss of $5,532,000 for the nine months ended September 30, 1998. The increase in net loss was due to the increase in expenses as noted above.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 179% from $2,027,000 for the three months ended September 30, 1998 to $5,662,000 for the three months ended September 30, 1999. The increase in research and development expenses was due primarily to the ramping up of the North American and Thai clinical trials. These expenses included the cost for additional personnel, recruiting costs for the enrollment of the clinical trials, non-cash compensation expense related to vesting of stock options, the establishment of a new research laboratory facility and increases in the fees paid to third parties associated with conducting the clinical trials.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 33% from $864,000 for the three months ended September 30, 1998 to $1,145,000 for the three months ended September 30, 1999. The increase in general and administrative expenses was due primarily to additional personnel hired to support the growing infrastructure, and costs associated with maintaining larger office facilities.


OTHER INCOME, NET

Other income, net, consisting primarily of interest income, increased by 202% from $234,000 for the three months ended September 30, 1998 to $706,000 for the three months ended September 30, 1999. This was primarily attributed to higher average balances of cash, cash equivalents and investment securities as a result of funds received from the public offering completed during the third quarter.


NET LOSS

Net loss for the three months ended September 30, 1999, was $6,101,000 compared to a loss of $2,657,000 for the comparable period in 1998. The increase in net loss was due to the increase in expenses as noted above.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $51,621,000 at September 30, 1999. We have financed our operations since inception through capital provided by Genentech and sales of our common stock. Genentech has no obligation to provide future funding to the Company. During the three months ended September 30, 1999, we received $42,017,000, net of underwriters' fees and other offering expenses, from the offering of 3,565,000 shares of common stock, including the exercise of the underwriters' over-allotment option. In the nine months ended September 30, 1999, we received net proceeds of $5,273,000 from private placement financing activities, all of which were completed prior to the initial public offering.

In October 1999, we entered into a definitive agreement with Vulcan Ventures, Inc. for a private placement of common stock. The private placement will result in net proceeds of approximately $24,000,000, which will enable us to commence development of AIDSVAX vaccines designed to prevent infection by the other known major subtypes of HIV. The funds are being held in escrow subject only to meeting certain closing conditions.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through September 30, 1999, our investment in equipment and leasehold improvements was $3,034,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratory and the establishment of larger office facilities. Net cash used for operating activities for the nine months ended September 30, 1999 was $13,439,000 representing expenditures for research and development costs and general and administrative expenses.

The CDC has agreed to pay $8,000,000, over the next four years, to five of the 56 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX vaccine. These payments are intended to support research related to the clinical trials at these sites. The funds from the CDC would cover clinical costs at the selected sites, which we would otherwise have been obligated to pay. The contract with the CDC requires each participating site to continue to implement our Phase III protocol, as well as conduct additional research. Any data resulting from the additional research would be shared by the CDC and us.

We anticipate receiving approximately $4,600,000 from NIAID, which will be used to fund research costs and costs associated with obtaining and storing clinical specimens. These funds would be received as reimbursements for expenses to be incurred over the duration of the clinical trials. The timing and procedures for payment are to be determined pursuant to further discussions with NIAID.

We believe that our existing cash and cash equivalents, investment securities, net proceeds of the private placement with Vulcan Ventures, Inc., investment income and anticipated grant and contract revenue, will enable us to meet our forecasted expenditures over the next three years, including, among other things:

   o  supporting our clinical trial efforts;

   o  continuing internal research and development;

   o  expanding our facilities; and

   o maintaining our management and administrative infrastructure necessary to function effectively as an independent publicly-owned company.

Our exposure to market rate changes are related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U. S. Government and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At September 30, 1999, we held government debt instruments in the principal amount of $23,534,000. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 1999, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

Our exposure to foreign exchange rate risk is primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A sudden decrease in Thailand's currency exchange rate versus the U.S. Dollar could have an adverse impact on our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. At the time these contracts were written, the Thailand exchange rate was 37.5 Baht per one U. S. Dollar. As of September 30, 1999, we have incurred $27,000 in foreign exchange losses. We are currently hedging our foreign currency exposure in Thai Baht by purchasing forward foreign exchange contracts. We anticipate that we will not record any material foreign exchange gains or losses due to transactions in Thai Baht in the fourth quarter of 1999.


YEAR 2000 COMPLIANCE

Many computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the Year 2000 these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Systems that are not Year 2000 compliant may cease to function. As a result, in less than three months computer systems and software used by many companies may need to be upgraded to be Year 2000 compliant.

Because we have been in business for a relatively short time, our exposure to the Year 2000 issue is limited in comparison to more established companies. Based on a recently completed assessment, we believe that we will not be required to undertake any major activities or incur any significant costs related to the Year 2000 issue. We completed our assessment phase in the first quarter of 1999 and finished the remediation phase in the third quarter of 1999. During the assessment phase, we assessed our key financial and operating systems, data management systems, biostatistical systems, desktop computers and network hardware/software for Year 2000 compliance. The assessment included identifying all critical information technology systems and non-information technology critical systems on which we rely and testing Year 2000 compliance of such systems. Upon completion of our assessment and remediation, we concluded that substantially all our systems are Year 2000 compliant. We presently estimate that the total cost of addressing any Year 2000 problems will be less than $5,000. We are on schedule to complete our internal Year 2000 compliance plan before year-end.

Based on the web site information published by Genentech, our only material third party supplier, we do not believe that their Year 2000 compliance will have a material adverse effect on us. We are also monitoring information about the Year 2000 compliance status of our outside suppliers and other third parties with which we have relationships. To date, we are not aware of any outside supplier or other third party with a Year 2000 issue that would materially impact our business operations. However, there can be no assurance that our outside suppliers and other third parties will be successful in their Year 2000 compliance efforts.

We believe that the most reasonable worst-case scenario arising from the Year 2000 issue is impact to our operations resulting from non-compliant systems of third parties. Where needed, we will establish formal and informal contingency plans based on results of our evaluation and assessment of our internal operations risks and risks associated with external third parties. We anticipate the majority of our contingency plans to be in place during the fourth quarter of 1999.


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

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company's Registration Statement under the Securities Act of 1933 (File No. 333-78065) became effective June 29, 1999. Offering proceeds, net of aggregate expenses of approximately $4,300,000, were approximately $42,000,000. All of the expenses related to the offering were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. The Company has invested the entire net proceeds from the offering in short-term investments such as commercial paper, government obligations and high quality corporate debt instruments. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses or repayment of indebtedness.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None.

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

           10.1 VaxGen, Inc. Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, filed August 17, 1999, File No. 333-85391).

           10.2 Amended and Restated Employment Agreement between VaxGen, Inc. and Donald P. Francis (incorporated by reference to Exhibit
                 99.3 of the Company's Registration Statement on Form S-8, filed August 17, 1999, File No. 333-85391).

           10.3 Amended and Restated Employment Agreement between VaxGen, Inc. and Robert C. Nowinski (incorporated by reference to Exhibit
                 99.4 of the Company's Registration Statement on Form S-8, filed August 17, 1999, File No. 333-85391).

           10.4 Amended and Restated Employment Agreement between VaxGen, Inc. and Phillip W. Berman (incorporated by reference to Exhibit
                 99.5 of the Company's Registration Statement on Form S-8, filed August 17, 1999, File No. 333-85391).

           27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not deemed filed.


    (b)    Reports on Form 8-K:

           None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VaxGen, Inc.
                                            (Registrant)



Dated:  November 10, 1999                   By:  /s/    Carter A. Lee
                                                --------------------------------
                                                 Carter A. Lee
                                                 Senior Vice President
                                                 Finance & Administration
                                                 (Principal Finance Officer)