Form 10-K
period 1999-12-31
VAXGEN INC
filed 2000-03-30
CIK 1036968

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26483

                                  VAXGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                  94-3236309
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

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

                         COMMON STOCK ($.01 PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on March 10, 2000, was $162.0 million.

     The issuer has one class of common stock with 13,561,917 shares outstanding as of March 10, 2000.

     Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................   24
  Item 3.   Legal Proceedings...........................................   24
  Item 4.   Submission of Matters to a Vote of Security-Holders.........   25

PART II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................   25
  Item 6.   Selected Financial Data.....................................   26
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   27
  Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk........................................................   30
  Item 8.   Financial Statements and Supplementary Data.................   31
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   46

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   46
  Item 11.  Executive Compensation......................................   46
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   46
  Item 13.  Certain Relationships and Related Transactions..............   46

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   46
INDEX TO FINANCIAL STATEMENTS...........................................
SIGNATURES..............................................................   49

ITEM 1. BUSINESS

GENERAL

     The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth below and in the documents incorporated herein by reference, and those factors described under " Factors Affecting Future Results". In this Annual Report on Form 10-K, references to "VaxGen," "we," "us" and "our" refer to VaxGen, Inc.

     VaxGen, Inc. (the "Company" or "VaxGen") was formed in November 1995 to complete the development of, and commercialize, AIDSVAX (AIDSVAX(R) is a registered trademark of VaxGen -- AIDSVAX is the generic term used to describe the recombinant envelope protein (gp120) vaccine. Specific designations are made to describe the various formulations representing different strains/subtypes of HIV, for example, AIDSVAX B, AIDSVAX B/B' and AIDSVAX B/E), a preventive HIV vaccine. The original AIDSVAX technology was developed by Genentech, Inc. ("Genentech") and then licensed exclusively to us. VaxGen is currently testing AIDSVAX in humans in two large-scale Phase III clinical trials. These are the first Phase III clinical trials ever conducted for an HIV vaccine. If the Phase III clinical trials are considered successful, we plan to apply to the United States Food and Drug Administration (the "FDA") and foreign regulatory authorities for licenses to manufacture and sell AIDSVAX in the United States, Thailand and elsewhere abroad.

     Our vaccine is designed to prevent infection by HIV, rather than treat established infection. AIDSVAX contains synthetic copies of the proteins from the surface of HIV. Since the vaccine contains no genetic material, AIDSVAX is incapable of causing HIV infection. Instead, humans vaccinated with AIDSVAX form antibodies against HIV. In laboratory tests these antibodies bind to the virus and neutralize its infectivity. Vaccination with AIDSVAX stimulates immune memory, training the immune system to mobilize rapidly upon exposure to HIV.

     We are conducting two Phase III clinical trials of AIDSVAX to determine if AIDSVAX will prevent infection by HIV. The North American Phase III clinical trial is taking place in 56 clinics in the U.S., one clinic each in Puerto Rico and in The Netherlands, and three clinics in Canada. We completed the initial inoculation and enrollment of over 5,400 trial volunteers for the North American Phase III clinical trial in October 1999. In Thailand, we are conducting a second Phase III clinical trial designed for 2,500 volunteers in 17 clinical sites in Bangkok. Based on meetings and documented discussions with the FDA and its Vaccines and Related Biological Products Advisory Committee, we believe that the minimum required efficacy for regulatory approval is 30%, at statistical significance, in preventing HIV infection in volunteers vaccinated with AIDSVAX.

     Our strategy is to develop, test and obtain regulatory approval for various formulations of AIDSVAX. The first two approvals we plan to obtain are in the United States for the formulation being tested in the United States trial and in Thailand for the formulation being tested in the Thai trial. We intend to use Genentech as our partner for manufacturing and distribution. Genentech has exclusive options to manufacture and market AIDSVAX products. If Genentech does not exercise its options, we have the right to pursue third party arrangements, with Genentech providing the transfer of technology necessary for manufacturing the vaccine.

VACCINES

     Vaccines are preventive, not curative. As a result, vaccines are particularly suited to address epidemics, even those of the magnitude of HIV/AIDS.

     Vaccines prevent infection by activating the immune system to neutralize infectious viruses. The immune system's initial response to a virus is to produce antibodies. The antibodies bind to the virus and prevent it from entering cells. If a virus cannot enter a cell, it is unable to multiply and dies within a few hours in the host. This protection against infection is called neutralization.

     Most viral infections cause lifelong immunity after natural infection. This is because the immune system remembers that it has encountered the virus before. Upon a subsequent encounter, it mounts such a rapid immune response that it kills the virus before it can establish a productive infection.

     Vaccines also induce long-term memory against viruses. The immune system is trained by vaccination with viral proteins or live viruses to rapidly respond to and prevent subsequent viral infection.

OVERVIEW OF HIV AND AIDS

     HIV is the virus that causes AIDS, a lethal disease characterized by the gradual deterioration of the human immune system. Although the disease is manifested in many ways, the problem common to all patients is the destruction of essential immune cells known as T lymphocytes, or T cells. Destruction of these T cells by HIV makes the body particularly vulnerable to opportunistic infections and cancers that typify AIDS and ultimately cause death. Blocking HIV infection would prevent AIDS.

     HIV is transmitted by three predominant means; sexual contact; exposure to blood from an infected person, such as sharing needles in drug use; and transmission from infected mothers to their newborns.

     The HIV/AIDS epidemic is one of the largest epidemics in human history. Its spread across the world has been documented by UNAIDS and the World Health Organization. According to UNAIDS and the World Health Organization:

     - in 1999, 1.1% of the world's adult population was living with HIV/AIDS;

     - approximately 16,000 new infections occur each day worldwide;

     - in Sub Saharan Africa, 8.0% of the adult population is infected with HIV; and

     - in several African countries, HIV has infected between 20% and 26% of the adult population.

     In Thailand, initial infections with HIV were not reported until the mid-1980s. It is now estimated that almost 800,000 people (2.3% of the country's adult population) have already been infected. HIV infection has now penetrated China, India and Indonesia, some of the most populated areas of the world. AIDS is currently one of the top five fatal diseases worldwide.

     An estimated 920,000 people in North America are currently infected with HIV. In North America, 44,000 new infections occur each year. According to an earlier independent report, AIDS is one of the leading causes of death in adults ages 25 to 44 in the United States.

     The table below presents the UNAIDS/WHO estimates on total population, adults, and estimated number of HIV infections throughout the world.

                                                  POPULATION            ESTIMATED
                                            -----------------------      CURRENT
                                                           ADULTS          HIV
            GEOGRAPHICAL AREA               1997 TOTAL     15 - 49      INFECTION
            -----------------               ----------    ---------    -----------
                                                         (THOUSANDS)
North America.............................    302,000       156,000         920
Latin America.............................    455,000       241,000       1,300
Western Europe............................    400,000       201,000         520
Eastern Europe & Central Asia.............    373,000       193,000         360
East Asia & Pacific.......................  1,452,000       815,000         530
South & Southeast Asia....................  1,860,000       955,000       6,000
North Africa & Middle East................    322,000       164,000         220
Sub Saharan Africa........................    593,000       268,000      23,300
                                            ---------     ---------      ------
WORLD TOTAL...............................  5,757,000     2,993,000      33,150
                                            =========     =========      ======

---------------

Source: "AIDS Epidemic Update: December 1999" UNAIDS, the Joint United Nations
        Programme on HIV/AIDS and the World Health Organization, December 1999.

     Progress recently has been made in treating HIV infection. Current HIV therapies slow multiplication of the virus and delay onset of AIDS. They do not cure HIV infection or AIDS. Costs of these drugs generally exceed $12,000 per year per patient. Considering costs, difficulties in compliance with complex drug regimens and the development of resistance to these drugs, we believe such therapies will be available only to a small fraction of the HIV-infected population. Thus, we believe they will probably have a minimal impact on the worldwide epidemic.

  The HIV Infection Process

     A virus cannot replicate without entering a host cell. To make new infectious virus particles, a virus must enter a cell and overtake its metabolic machinery. If a virus cannot gain entry to a cell, it is incapable of surviving for more than a few hours in the body.

     Viruses are varied in their structure and use different ways to enter cells. HIV is a spherical virus that maintains its genetic information inside its protein core. This core is surrounded by an outer coat called the envelope. The envelope has protein projections, called glycoproteins that extend out from its surface. Glycoproteins enable HIV to bind to, and subsequently enter, human cells. The principal glycoprotein on the envelope of HIV is called gp120. To present the proper orientation for infection, the gp120 proteins are organized on the virus surface in clusters of three.

     HIV uses gp120 to bind to the surface of cells through a specific sequence of interactions between the virus and its target cell. This involves a two-step "lock and key" mechanism. The first step in this process involves the attachment of gp120 onto a part of the target cell's surface called the CD4 receptor. A second step occurs soon thereafter, as the gp120 protein changes shape and then interacts with another target cell molecule called the chemokine receptor. When this two-step process has been completed, the virus can fuse through the target-cell membrane.

     Once inside the cell, the viral envelope opens and the core of the virus is released, which, initiates a replication cycle that produces thousands of new virus particles per infected cell. As it multiplies, HIV kills infected T cells and releases new infectious virus into fluid or blood surrounding the cell. This cycle of:

     - T cell infection;

     - viral multiplication;

     - T cell death; and

     - re-infection of new T cells
leads to the destruction of an essential line of immunological defense. Substantial reduction of T cells ultimately causes increased susceptibility to the opportunistic infections and cancers that are characteristic of AIDS.

     In addition to T cells, HIV also infects, and may reside in, blood scavenger cells called macrophages. While infection of macrophages is not a primary cause of AIDS, it is important in the biology of HIV and in our strategy to prevent infection by the virus.

  Genetic Variation in HIV

     AIDS is a single disease throughout the world. At the beginning of the epidemic, HIV was most likely limited to Africa. HIV, like any other virus, underwent mutation to create distinct subtypes. People infected with a single subtype of HIV then exported their infection to other places, with different subtypes becoming predominant in different geographical areas. Subsequently, HIV underwent further mutation to create individual strains of each subtype.

     Although the potential genetic variation in HIV might appear limitless, only a small number of mutations confer advantage to the virus. As a result, there are a limited number of deadly viral subtypes and strains. We believe these fall into particular patterns providing a logical basis to formulating a vaccine for HIV. We also believe that the major subtypes of gp120 have been identified. Although minor subtypes are identified periodically, no new major subtypes have been identified in the last 15 years.

     SUBTYPES. There are five major subtypes of HIV. These are labeled "A" through "E," according to their order of discovery. The major difference between each subtype is a genetic variation in a region of the gp120 protein known as the chemokine-binding site.

     The major subtypes of HIV tend to be distributed along geographical lines. This is consistent with the general understanding of how HIV has spread throughout the world. Virtually all HIV in the Americas, Europe, the Caribbean and Australia is subtype B. The vast majority of HIV in Thailand and in the Pacific Rim countries is subtype E. Subtype C virus has emerged as the most rapidly expanding HIV in Africa, China and India. The remaining subtypes A and D occur primarily in Africa and in limited areas around the world.

     STRAINS. Each subtype of HIV is further subdivided into strains. Four strains arise from two mutations in specific regions of the gp120 protein: a sub-region in the chemokine-binding site and a sub-region in the CD4-binding site. These strains are of key importance in that they have different patterns of infection and they each react with different antibodies.

     - Chemokine-binding site. HIV has mutated at the chemokine-binding site to yield two distinct strains, known as T-tropic and M-tropic. Each of these strains binds to a chemokine receptor on a target cell. In the T-tropic strains, the gp120 protein binds to a chemokine receptor on T cells. In the M-tropic strains, the gp120 protein binds to a chemokine receptor found on macrophages, as well as on T cells.

     - CD4-binding site. HIV has also mutated at the CD4-binding site to yield two additional strains: CD4a and CD4b. Each of these strains binds with slight differences to the CD4 receptor, which occurs on human T cells.

     SUBTYPE/STRAIN COMBINATIONS. In summary, there are five major worldwide subtypes of HIV: A through E. Each subtype has two different strains that bind to chemokine receptors on T cells and macrophages. These strains are further subdivided by two variations in the CD4-binding site on gp120. Each of these strains requires different antibodies for neutralization.

     To construct a successful vaccine, we need to consider the entire range of variation in gp120 and assure that we cover each of the sites on the gp120 protein that are open to attack by antibodies. Fortunately, as described above, most of the variable sites on gp120 have only one or two principal forms. By careful examination, we have been able to identify pairs of HIV viruses whose gp120 proteins, when combined together in a vaccine, enhance the overall antibody response. We believe this antibody response covers virtually the entire range of HIV genetic variations currently known in North America and in countries of South Asia and the Pacific Rim.

PRODUCT

  The Design of AIDSVAX

     AIDSVAX is designed to stimulate antibodies that prevent the HIV virus infecting target cells. The antibodies attach to specific sites on gp120 protein on the virus' surface and prevent them from binding with receptors on the target cell. Unable to bind with and enter the cell, HIV is neutralized.

     In 1992, Genentech genetically engineered a version of the gp120 protein. Antibodies to this gp120 protein bound to a neutralizing site found on 65% of subtype B viruses. This virus was labeled B(MN) and was believed to represent the majority of HIV in the United States. Subsequently, synthetic gp120 of HIV
(BMN) was incorporated into a monovalent AIDSVAX formulation, designated AIDSVAX B.

     Genentech used this AIDSVAX B formulation to vaccinate humans in Phase I and Phase II clinical trials. Phase I trials were used to test for dosage and safety. Phase II trials were used to determine whether the vaccine stimulated the desired immune system response.

     Antibodies obtained from 100% of those vaccinated with AIDSVAX B neutralized the B(MN) virus in laboratory tests. Further tests demonstrated that these antibodies bound to the gp120 protein of all HIV subtype B viruses tested. However, in laboratory tests and Phase II clinical trials, antibodies to B(MN) neutralized, to a greater extent, HIV of T-tropic strains compared to HIV of M-tropic strains.

     To improve the breadth of the immune response, we identified a second virus, B(GNE8), from the M-tropic strain, and a synthetic version of its gp120 protein was added to the vaccine. The resulting bivalent vaccine, AIDSVAX
B/B', which is designed to address two HIV strains, considerably expanded the vaccine's breadth of neutralization. While the monovalent vaccine could stimulate the production of four different types of antibodies that reacted with binding-sites to cell receptors, the bivalent vaccine could stimulate the production of seven. We believe that these seven antibodies cover virtually all known strains of HIV in North America.

     As a general strategy, we plan to develop AIDSVAX formulations that will stimulate antibodies against multiple binding sites on gp120. Our goal is to expand the range of antibodies that are stimulated by a vaccine to neutralize a broader group of HIV. A practical application of this strategy has been the conversion of AIDSVAX from a monovalent to a bivalent formulation.

  Formulations of AIDSVAX

     AIDSVAX consists of two biologically active ingredients: antigens and an adjuvant. An antigen is the ingredient in vaccines that activates the human immune system response. The antigen in AIDSVAX is synthetic gp120 protein. An adjuvant is an active ingredient in vaccines that improves the human immune system response by attracting immune cells into the region where the vaccine is injected. The adjuvant in AIDSVAX is alum, or aluminum hydroxide. Since the vaccine contains only a synthetic fragment of the virus and no genetic material, it is incapable of causing HIV infection.

     Three different formulations of the AIDSVAX vaccine have been developed and clinically tested in Phase I/II trials. These include: monovalent AIDSVAX B for HIV infections in North America and Europe, bivalent AIDSVAX B/B' for HIV infections in North America and Europe, and bivalent AIDSVAX B/E for HIV infections in Southeast Asia. All three formulations use alum as an adjuvant.

INITIAL TESTING OF AIDSVAX IN CHIMPANZEES

     The chimpanzee is the only laboratory animal susceptible to HIV infection. In the initial protection trials conducted by Genentech, chimpanzees were vaccinated with three doses of monovalent AIDSVAX B. The vaccinated animals, along with unvaccinated control animals, were then injected intravenously with high doses of infectious HIV of the same strain that was used for the preparation of the vaccine. None of the AIDSVAX vaccinated animals became infected with HIV. All of the unvaccinated control chimpanzees became infected with HIV. HIV in chimpanzees rarely causes AIDS.

     In subsequent trials, chimpanzees were vaccinated with AIDSVAX B(MN) and then injected with a different strain of HIV known as B(SF2). Despite this difference, vaccination with AIDSVAX B(MN) conferred immunity and protection against infection with the B(SF2) strain, while vaccination of control animals with a placebo had no protective effect. The cross-protection observed in this experiment documented that AIDSVAX could successfully protect animals from infectious HIV having a genetic composition distinctly different from the virus used to make the vaccine. Based on the results of the chimpanzee trials, Genentech sought and received regulatory approval to commence human clinical trials of AIDSVAX in humans.

HUMAN CLINICAL TRIALS

     Human clinical trials for vaccines involve three steps:

          - Phase I -- tests for dosage and safety;

          - Phase II -- larger-scale tests for safety, as well as a determination of whether the vaccine stimulates antibodies and immune memory; and

          - Phase III -- multi-center, placebo-controlled, double-blind tests to assess protection conferred by vaccination ("efficacy"). These efficacy tests are performed in volunteers who have a high risk of HIV infection.

PHASE I TRIALS -- DOSAGE AND SAFETY, MONOVALENT AIDSVAX B

     Phase I trials with monovalent AIDSVAX B vaccine were conducted by Genentech. AIDSVAX B was clinically evaluated in 671 HIV-negative volunteers and 662 HIV-positive volunteers. None of the vaccinees reported serious side effects. Some vaccinees occasionally experienced pain at the injection site, as is common with many vaccines.

     AIDSVAX B was tested at three doses: 100 mg, 300 mg and 600 mg of gp120. The 300 mg dose was consistently found to be most effective, stimulating a higher antibody response without serious side effects.

     The clinical trial results also indicated that monovalent AIDSVAX B, at all three doses tested, did not alter the progression of ongoing HIV infection. Thus should efficacy be demonstrated in Phase III trials, we intend to apply to the FDA for broad use of the vaccine in high-risk groups without prescreening for HIV infection.

PHASE II TRIALS -- ANTIBODY STIMULATION, MONOVALENT AIDSVAX B

     One hundred forty HIV-negative volunteers were vaccinated and boosted three times with monovalent AIDSVAX B vaccine. Vaccinations were given at time 0, 1 month and 6 months with an additional booster at 12 or 18 months. Antibodies stimulated by vaccination with AIDSVAX B were measured for their ability to neutralize HIV in culture tests. All of the vaccinated volunteers produced antibodies in their blood that neutralized infectivity of HIV B(MN), the strain that was used for preparation of AIDSVAX B. These neutralization tests were considered of key importance since they measured the actual biological activity of the vaccine-stimulated antibodies.

     Memory of the immune response to HIV in the same volunteers was measured by examination of neutralizing antibody levels stimulated by sequential booster shots. All vaccine recipients produced high levels of neutralizing antibody with boosting. These antibody levels gradually declined with time. Each booster shot, however, resulted in a rapid antibody response of even higher concentration, demonstrating a memory recall of the antibody response. This is strong evidence of immune memory being stimulated by the vaccine. We believe that such memory will be key for protection, enabling the educated immune system to ward off HIV infection before it establishes itself.

PHASE I/II TRIALS -- BIVALENT AIDSVAX

     We believe that, since an antibody to a single receptor-binding site can cause neutralization, antibodies to multiple receptor-binding sites will result in yet broader neutralization. On this basis we developed and tested two formulations of bivalent AIDSVAX.

     We conducted two Phase I/II trials in the United States and Thailand in 214 HIV-negative volunteers. The trials used two bivalent formulations of AIDSVAX. The volunteers were vaccinated and then given one booster one month later. The vaccine tested in the United States was AIDSVAX B/B'. The vaccine tested in Thailand was AIDSVAX B/E. Each of the vaccines was selected for the known prevalence of these virus subtypes in the particular countries tested. The trials were also designed to compare the results of bivalent AIDSVAX to those of monovalent AIDSVAX. Four factors were monitored:

     - safety;

     - dosage;

     - antibody stimulation; and

     - production of antibodies that would neutralize strains used in bivalent AIDSVAX.

     The vaccine did not cause any serious side effects. Vaccinees occasionally experienced pain at the injection site, as is common with many vaccines. In a dose response study, the bivalent AIDSVAX demonstrated the same results as those observed with the monovalent vaccine.

     The Phase I/II studies also demonstrated the stimulation of antibodies to receptor-binding sites on gp120 proteins that were contained in the respective vaccines. AIDSVAX B/B' stimulated antibodies to M-tropic and T-tropic HIV found in the United States. AIDSVAX B/E stimulated antibodies to M-tropic and T-tropic HIV found in Thailand. In contrast, the monovalent vaccine stimulated a narrower range of antibodies, primarily to T-tropic strains.

     We believe these findings support our hypothesis that a combination of gp120 proteins in the bivalent vaccine would stimulate antibodies to a broader range of HIV strains.

PHASE III CLINICAL TRIALS FOR AIDSVAX

     In June 1996, we met with the FDA and its Vaccine and Related Biological Products Advisory Committee to review the statistical protocol and conduct of our North American Phase III clinical trial. At this meeting, a discussion and vote was conducted on the issue of whether the interim analysis could be used to determine vaccine efficacy. By a vote of 12 - 0 in favor, it was agreed
". . . that the data safety monitoring board will . . . recommend that the study be terminated if the trial detects an efficacy of greater than 30%." In such a case, the halt of the trial would be followed by vaccination of the placebos and application for licensure of the vaccine.

     In May 1998, the FDA informed us that the data from our Phase I/II studies were acceptable and that we could proceed to Phase III clinical trials principally in North America. The first volunteers in the Phase III clinical trial were vaccinated in June 1998.

     The Thai FDA is the governmental body involved in final approval to manufacture and market medical products. As part of the Thai FDA review, the Thai Ministry of Public Health has several subcommittees involved in making key decisions. In the area of HIV/AIDS, this includes the Technical Subcommittee on AIDS Vaccine, the Ethical Review Committee of the Research Committee, Ministry of Public Health, and the Institutional Review Boards from the participating institutions in the clinical trial.

     In May 1998, we outlined our plans for Phase III clinical trials in Thailand and in February 1999, we received an import license from the Thai FDA with approval to begin Phase III clinical trials. In March 1999, the first volunteers in Bangkok were vaccinated, initiating the Phase III clinical trial.

  Trial Design

     We are currently conducting two large, placebo-controlled, double-blind, Phase III clinical trials, one principally in North America and the other in Thailand. A placebo-controlled, double-blind trial is one in which one group of volunteers receives a placebo and the other group receives the experimental vaccine, and neither the volunteers nor the clinicians knows whether a volunteer is receiving the placebo or the experimental vaccine. The test group of volunteers receives AIDSVAX while the placebo group receives a comparable-appearing placebo containing alum alone. All vials of vaccine and placebo are coded. During the trials, neither volunteers nor researchers know which volunteers are given the vaccine or placebo until the Phase III clinical trials are completed or stopped by the independent review board. Each volunteer is vaccinated a total of seven times, including six boosters, during a 30-month period. The purpose of the six boosters, one each six months, is to stimulate high antibody levels throughout the entire trial period. During each visit, the volunteers receive counseling on how to avoid the risk of HIV infection. Follow-up with volunteers will continue for at least six months after the last vaccination is administered.

     Volunteers in North America consist of HIV-negative homosexual men and HIV-negative women who have HIV-infected sexual partners or high-risk sexual behavior. Volunteers in Thailand consist of HIV-negative intravenous drug users with a high risk for blood-borne transmission of HIV. In both North America and Thailand, the volunteers are recruited, vaccinated and monitored by clinics with HIV expertise and experience with these particular population groups.

     The size of each Phase III clinical trial was established by a statistical model that included: (1) the probability of demonstrating 30% efficacy at statistical significance in inhibiting HIV infection; (2) the rate of infection of the volunteer group; and (3) assumptions concerning the rate of retention of the volunteers in the trial for a 36 month clinical observation period.

     Within these parameters, the clinical trial in North America is designed for 5,400 volunteers, randomized 2:1 for vaccine:placebo recipients. The trial in Thailand is designed for 2,500 volunteers, randomized 1:1 for vaccine:placebo recipients. The North American Phase III clinical trial is taking place in 56 clinics in the U.S., one clinic each in Puerto Rico and in The Netherlands, and three clinics in Canada. The trial in Thailand is occurring in 17 methadone clinics under direction of the Bangkok Metropolitan Administration.

     Each Phase III clinical trial is conducted in two overlapping steps:

          (1) recruitment of volunteers during an estimated 12 to 14 month period; and

          (2) a 36 month clinical observation period.

     For each individual, the 36 month observation period begins on the day of their first vaccination. As a result, the entire clinical trial will be completed upon recruitment of the volunteers and completion of their collective 36 month observation periods.

     As part of the study design, an interim efficacy analysis will be performed in each clinical trial. In the Thai trial, the interim analysis will be conducted 18 months after recruitment has been completed. In our North American trial, the interim analysis will be conducted 24 months after recruitment has been completed. Under the current timetable, the interim analysis for each clinical trial will be conducted in late 2001.

  Enlistment of Clinical Sites and Volunteers

     We enlist clinical sites based on their ability to perform clinical trials, and to recruit the appropriate type and number of volunteers for the Phase III clinical trials. Our North American trial called for approximately 1,700 HIV-negative volunteers to be recruited from an already established group of at-risk individuals at 12 clinical centers. These centers, currently sponsored by the National Institutes of Health as part of a vaccine preparedness trial, have over the past four years established a system for the recruitment of at-risk volunteers. The trial design further called for the remaining 3,700 HIV-negative volunteers to be recruited by the 49 additional clinical sites. Based on experience at the 12 clinical centers, we are assuming an incidence of 1.5% HIV infection per year, and a retention rate of at least 80% for volunteers for the entire 36 month observation period.

     In Thailand, a group of injection drug users is being recruited through a combined effort of the Bangkok Metropolitan Administration, Mahidol University and the Centers for Disease Control and Prevention. The trial design calls for an estimated 600 HIV-negative volunteers to be recruited from an already established group and for the remaining 1,900 HIV-negative volunteers to be recruited from injection drug users in the Bangkok population. Based on prior experience, we are assuming a 4% incidence of HIV in these groups, with a retention rate of over 75% during the 36 month observation period. We are continuing to recruit to reach the goal of 2,500 volunteers for this clinical trial.

  Conduct of the Phase III Clinical Trials

     We have a clinical team of 24 full-time employees who assist and monitor the 61 clinical sites that are engaged in the North American AIDSVAX trials. This clinical team organizes and monitors:

     - the clinical testing sites;

     - data management;

     - the central contract laboratory for HIV testing;

     - sample handling and shipping; and

     - bio-statistics.

     Audit and monitoring functions are conducted by an outside clinical research organization, which audits the clinical sites for compliance with the Phase III procedures, data recording, medical records and the use of good clinical practice, as defined by the FDA.

     In Thailand, we have contracted a full-time staff of three. The Bangkok operations are directed by a Thai physician and a project manager who provide interface between us and Thai institutions involved in the Phase III clinical trials. An additional 51 people in Thailand are involved in administration and conduct of the trials.

     Each clinical site has agreed to conduct its activities according to the United States and Thai FDA-reviewed Phase III protocol. The protocol sets standard procedures for all sites and laboratories. Following each visit of volunteers to the clinical site, data are recorded in both the volunteers' permanent medical chart, as well as on a case report form, which is forwarded to us. The trial design calls for over 600,000 case report forms to be gathered and entered into the database for the North American Phase III clinical trial alone.

     The Phase III protocol also requires clinical sites to report any serious adverse event to us within 24 hours. Any serious adverse events are to be immediately examined in detail by our clinical monitors. If deemed a serious event related to the vaccine, the event is to be promptly reported to the FDA. The protocol requires all other adverse events to be recorded on the case report forms and provided to the FDA for review on a periodic basis.

  Interim Analysis and Completion of the Phase III Clinical Trials

     A single independent data and safety monitoring board oversees the clinical trials in North America and Thailand. The 10 person monitoring board consists of prominent clinicians, AIDS specialists, vaccinologists and statisticians. The board contains seven members from the United States and three from Thailand. A former Deputy Director of the Centers for Disease Control and Prevention serves as the Chairman of the monitoring board.

     The monitoring board will periodically evaluate the safety of the trial at 6, 12, 24 and 36 months. The initial two six-month safety reviews were conducted in March and September 1999. No serious adverse events related to the vaccine were observed.

     The monitoring board will conduct an interim efficacy analysis approximately midway through the observation period of each clinical trial. If the results of the interim analysis demonstrate 30% or greater efficacy, at statistical significance, the monitoring board will recommend that we, and we will, terminate the trial. We will then vaccinate the placebo group in order to conform with ethical requirements. If the interim efficacy analysis does not demonstrate sufficient statistical power to halt the trial, it will continue until its scheduled completion.

     Following the close of the Phase III clinical trials, either at the time of the interim efficacy analysis or at the conclusion of the complete trial, the code for vaccine/placebo will be released. The external statistician will perform analysis of the database independently. In addition to examining the data, the external statistician will prepare the final report, which will be entered into the biologics license application.

  Determination of Efficacy

     The primary endpoint of the Phase III clinical trials will be to determine the quantitative effect of AIDSVAX in high-risk volunteers. To gain FDA regulatory approval for the sale of AIDSVAX in the United States, we believe, based on discussions with the FDA and the recommendations of its Vaccine and Related Biological Products Advisory Committee, that we will need to demonstrate that the AIDSVAX vaccine reduces the level of HIV infection by at least 30% at a statistically significant level. Statistical significance means that if the clinical trial were repeated, an efficacy of greater than 30% would be observed 95 times out of 100. While these discussions and the vote of the Vaccine and Related Biological Products Advisory Committee are not binding on the FDA, they are generally followed. In the context of our United States clinical trial, which represents a small sampling from the entire population, this means that in order to establish a 30% efficacy at a statistically significant level there must be an observed reduction in the incidence of HIV in the group receiving the vaccine compared to the control group of between 45% to 65%, or possibly a higher percentage, depending on various factors that will have a bearing on the statistical significance of the clinical trial results. These factors include the number of patients ultimately enrolled in the study, the rate of HIV infection in the control group and the length of time associated with the clinical observation period. We anticipate that the efficacy required to obtain regulatory approval to market AIDSVAX in foreign countries will vary from one country to another and may differ significantly from that required by the FDA.

     A secondary endpoint of the Phase III clinical trials will be to determine qualitative effects of AIDSVAX on potential HIV infections. This is performed in case the vaccine induces meaningful immunity, but the immune response is not of sufficient strength to fully prevent infection. For this purpose, multiple blood samples are drawn from each volunteer throughout the Phase III clinical trials. This allows us to determine more precisely the time of infection. Each of the blood samples also can be examined for levels of circulating virus, or viral load. From this, we can determine if vaccinated individuals have suppressed their HIV infections relative to those in the placebo group.

     If the infection is transient, or if the level of HIV is maintained in vaccine recipients at low levels, this might indicate that the vaccine is slowing the progression of HIV infection. In therapeutic studies it is known that suppression of viral load correlates with an extension of life. Therefore, should we find that AIDSVAX causes a qualitative reduction in HIV infection, we might submit this data to support our primary regulatory application or, if justified, as a stand-alone submission.

     In addition to HIV antibody testing of all blood samples, a subset of volunteers, 5% of the total, will be monitored throughout the trial period with a variety of immunological tests. These tests will be performed to determine details of the immune response, with the goal of identifying an immune correlate of protection against infection. Such a correlate might include, for example, a determination of the minimum antibody level required to obtain protection. We believe the finding of a correlate of protection both supports the scientific rationale of the vaccine and provides a measurement by which the vaccine may be improved. We believe finding a correlate of protection would be viewed favorably in the context of any regulatory applications submitted to the FDA.

THE MARKET FOR AIDSVAX

     We have developed formulations of AIDSVAX that focus on HIV found in some of the major regions of the world. Our first bivalent vaccine, AIDSVAX B/B', is directed against the predominant HIV subtype in the Americas, Europe, the Caribbean and Australia. Our second bivalent vaccine, AIDSVAX B/E, is directed against the predominant HIV subtypes in Southeast Asia, the Pacific Rim, Indonesia and southern portions of China.

     We also have plans to develop additional AIDSVAX vaccines -- for subtype C virus, which would be directed against viruses in China, India and Africa, and for subtype A and D viruses, which are commonly found in Sub Saharan Africa and parts of South America. We believe that AIDSVAX vaccines directed against the A, B, C, D and E subtypes of HIV would effectively address the worldwide spread of the HIV/AIDS epidemic.

  Influence of Vaccine Improvements

     We believe we will be able to rapidly develop new formulations of AIDSVAX should they be required. This would enhance our ability to address geographically defined markets. This process provides for a continued basis of product improvement. We have already accomplished this with our two bivalent formulations of AIDSVAX.

     We expect successive formulations of AIDSVAX to improve product efficacy, as well as the breadth of protection against different HIV subtypes. In addition, we will seek to create vaccines that require fewer booster shots and that can be used over larger areas of the world. Thus, we expect that an initial vaccine could be gradually enhanced, resulting in corresponding increases in the size of the market for the vaccine.

     On the basis of our ongoing discussions with the FDA, we believe that improvements will be accomplished as amendments to our initial regulatory license, rather than as applications for entirely new products. This approach, if successful, would result in considerable savings of time and cost associated with future product development.

LICENSE AND SERVICES AGREEMENTS WITH GENENTECH

     We have entered into a license agreement with Genentech, which in part defines the working relationship between the companies. The licensed technology relates to the development of a vaccine based on containing, incorporating or using the recombinant gp120 subunit protein developed by Genentech to prevent, but not treat, HIV infection and/or AIDS. Genentech has granted us an exclusive license to all patents and patent applications directly related to this technology and to proprietary know-how necessary for this technology. Certain portions of the licensed technology are sublicensed to us under licenses from third parties to Genentech. We, as the exclusive licensee of Genentech, have assumed all of Genentech's obligations under these third-party license agreements. The initial term of the license agreement is 15 years from the commercial introduction date of a licensed product and will be determined on a country-by-country, product-by-product basis.

     Genentech has an option to obtain an exclusive worldwide license to use, market and sell licensed products. This option is exercisable for 90 days after we make our first filing with the FDA for marketing approval of a licensed product. If Genentech exercises the marketing option:

     - Genentech is required to pay us a fee equal to 33% of our total development costs including clinical testing, to date for the licensed product;

     - we and Genentech will share net profits from sales of the licensed products, 30% and 70%, respectively, for sales within the United States and 70% and 30%, respectively, for sales outside the United States;

     - future developmental costs will be apportioned between the parties based on their respective profit share in a particular country; and

     - the parties will establish a committee with an equal number of representatives from each company to oversee the development and commercialization of additional licensed products.

     While the agreement specifies the formula used to calculate net profits, the calculation of individual components of the formula are subject to future negotiations and/or determination.

     In the event that Genentech does not exercise the marketing option, then, in lieu of sharing net profits from the licensed products, we will pay Genentech a royalty on all sales of licensed products equal to:

     - 25% of our net sales and our sublicensees' net sales of the licensed products worldwide, so long as any commercial vaccine component has been manufactured and supplied by Genentech; or otherwise

     - 15% of our total net sales and our sublicensees' net sales of the licensed products worldwide.

     Under the license agreement, we are required to use due diligence in developing, seeking regulatory approval for, marketing and commercializing licensed products. Development and commercialization of licensed products will be our sole business goal. In connection with reaching this goal, we are required to achieve the filing of the first market approval for a licensed product with the FDA no later than the fifth anniversary of the closing of our 1997 private placement. If we are unable to meet this milestone due to certain agreed-upon events or circumstances, we may request an extension from Genentech and Genentech and we can agree to a new date for the milestone, subject to a two-year limit on such extensions. If we are unable to meet a milestone for any reason other than the agreed-upon events or circumstances, any extension granted will be at Genentech's sole discretion. If we fail to exercise our due diligence, Genentech has the right to convert our exclusive license to a non-exclusive license, and may be entitled to terminate the license.

     Either party may terminate the license agreement upon the other party's default or bankruptcy. In addition, Genentech may terminate the license agreement if we fail to:

     - maintain a tangible net worth of at least $1 million; or

     - meet a due diligence milestone within two years of the date originally set for such milestone, unless Genentech waives such two-year limit in its sole discretion.

     Genentech supplied us, cost-free, with its stock of approximately 300,000 doses of the B(MN) gp120 protein for testing in our Phase III clinical trials. We will use the B(MN) gp120 protein following successful completion of formulation with alum, vialing and quality assurance/control testing, for which we will bear Genentech's costs and expenses. Genentech also supplied us with agreed-upon amounts of up to two additional gp120 proteins, B(GNE8) and E(244) for use in combination with the currently manufactured B(MN) gp120 for clinical trials. For the additional antigens, we paid Genentech its fully burdened manufacturing costs.

     The license agreement provides for flexibility related to manufacturing. Should Genentech elect not to manufacture any vaccine supplies beyond those it has already agreed to supply, we may elect to use a third party for our manufacturing and marketing requirements. If we utilize a third party, Genentech must transfer the required manufacturing technology and know-how to the third party.

     We have also entered into a services agreement with Genentech pursuant to which Genentech has agreed to provide us with administrative, research, process science, manufacturing, clinical and regulatory support, primarily by making the services of certain Genentech personnel available to us. We reimburse Genentech for all of Genentech's costs and expenses relating to the provision of these services. Either party may terminate the services agreement upon a breach, which continues uncured for more than 60 days, or upon the occurrence of bankruptcy or similar events. In addition, the services agreement will automatically terminate upon any termination of the license agreement. The term of the services agreement will expire on December 31, 2000.

LICENSED PATENTS

     Under the license agreement, we have licensed from Genentech exclusive rights to a portfolio of United States and foreign patents. These patents cover nine families of subject matter. We have six issued United States patents and nine pending United States patent applications. With foreign filings, we have 82 issued patents and 38 are still pending. The technology claimed in these patents and applications involves a range of HIV vaccine product development activities, including the cloning and expression of recombinant virus glycoproteins for use as vaccine products and sustained release formulations of HIV gp120. Also claimed by patent filings are specific compositions of matter for the components of our vaccine products, and proprietary production, recovery and purification process technology. Together, these filings provide intellectual property that we believe will enhance the value of our products.

     Under the license agreement, Genentech has retained title to the licensed patents and patent applications and other licensed technology previously owned by Genentech, while we will retain title to any improvements developed by us. Both parties will jointly own any improvements to the licensed patents and patent applications or other licensed technology developed or invented jointly. If Genentech exercises its marketing option under the license agreement, Genentech will have a fully paid-up, non-exclusive, worldwide license under all improvements to the licensed know-how or patent rights that we own. Furthermore, Genentech will have such a license if Genentech terminates the license agreement before the expiration of the 15-year term or if we voluntarily terminate the license agreement. Genentech will remain responsible for the filing, prosecution and maintenance of all licensed patent rights, in consultation with us, at our expense.

     We have been informed that Chiron Corporation has filed oppositions against two of Genentech's European patents that are licensed to us. Genentech, with our assistance, has filed responses to both oppositions, but the outcome of each opposition has yet to be determined. We have also been informed by the United States Department of Health that we may need to obtain a license under one or more of its United States and foreign patents involving molecular clones of HIV-1 viral strains MN-STI and BA-L. We are currently exploring the advisability of obtaining such a license. In the interim, we have filed an opposition to a European equivalent of the United States Department of Health patent and are awaiting the outcome of the opposition.

SALES AND MARKETING

     We intend to rely on third parties for sales and marketing of AIDSVAX. Genentech currently has an option to obtain an exclusive worldwide license to use, market and sell AIDSVAX. If AIDSVAX is approved for sale and Genentech does not exercise its option to market AIDSVAX, we intend to enter into agreements for marketing and distribution with other partners and will pay a predetermined royalty to Genentech.

MANUFACTURING

     We intend to rely on third parties to manufacture AIDSVAX. Our license agreement with Genentech gives Genentech an option to manufacture and supply AIDSVAX for clinical testing and commercial sale. The license also gives Genentech an option to manufacture any AIDSVAX formulation beyond those it has already agreed to supply. If Genentech does not exercise its option to manufacture AIDSVAX, the license agreement allows us to enter into manufacturing agreements with third parties and pay a predetermined royalty to Genentech. If we utilize a third party, the license agreement provides that Genentech must transfer the required manufacturing technology and know-how to the third party.

     Genentech has developed a proprietary method for producing synthetic gp120 protein. This method has enabled Genentech to clone and express gp120 genes from two dozen HIV strains. Utilizing genetic engineering, a fragment of coding information from HIV, consisting of the gp120 gene, is cloned from HIV into mammalian cells. We have an exclusive license from Genentech to all of these genes and the technical know-how to produce the synthetic gp120 proteins.

GOVERNMENT COLLABORATIONS

     We have established collaborative relationships with two federal government agencies: 1) The Centers for Disease Control and Prevention; and (2) National Institute of Allergy and Infectious Diseases.

     Our collaboration with the Centers for Disease Control and Prevention (CDC) is conducted in both the United States and Thailand. In the United States, the CDC will support research at six of the 56 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX vaccine. The participating sites will continue to implement our Phase III protocol, as well as conduct epidemiological, social and behavioral research, which will be shared by the CDC and us. The sites will be compensated directly by the CDC for the clinical costs, which would have been incurred by us, and for conducting the additional research. The CDC has agreed to contribute $8,000,000 over a four year period. In Thailand, the Centers for Disease Control are assisting in the measurement of viral loads in vaccinees and placebos, as well as examining HIV subtypes and strains in the at-risk population.

     The National Institute of Allergy and Infectious Diseases is forming a collaboration with us to obtain and store clinical specimens from our North American Phase III clinical trial. The proposal provides that it would fund $4,600,000 for this program. In the event we cannot obtain certain critical intellectual property rights, we may not be able to proceed with this collaboration. We also have an ongoing collaboration with the HIV Vaccine Trials Network, a clinical consortium financed by the National Institute of Allergy and Infectious Disease. In this collaboration we will provide AIDSVAX to clinical sites for Phase I/II clinical trials of new combination vaccines.

RELATIONSHIP WITH AVENTIS PASTEUR

     Although our non-binding letter of intent with Aventis Pasteur expired during the fourth quarter of 1999, we continue to work with them to co-develop an alternative vaccine regimen, called a prime/boost. The prime/boost utilizes two independent vaccines, administered sequentially. An Aventis Pasteur vaccine would be administered initially, the prime, followed by one of our gp120 bivalent vaccines, the boost.

     We are currently working with Aventis Pasteur to jointly supply vaccine to the AIDS Vaccine Evaluation Group (AVEG) to conduct a phase II clinical trial, which will evaluate the immunogenicity and safety of a combined vaccine regimen. Additionally, we are in discussions to jointly supply vaccine with Aventis Pasteur to the HIV Vaccine Trial Network (VTN) to conduct a phase III efficacy trial of a similar combination vaccine regimen. The phase II clinical trial is currently scheduled to begin during the second quarter of 2000. Whereas phase III clinical trial, depending on the enrollment of the phase II trial, will begin at the earliest during the latter half of 2001. Both AVEG and the VTN are National Institutes of Health-sponsored organizations.

     Genentech holds exclusive options for the manufacturing and marketing of AIDSVAX. In the event our agreement to supply vaccine with Aventis Pasteur has certain conflicts with our license agreement with Genentech, they will require resolution between Genentech and us before we can enter into a final agreement with Aventis Pasteur.

COMPETITION

     We estimate that approximately 30 other companies have been engaged in research to produce an HIV vaccine; most of them to date have been unsuccessful. Only AIDSVAX and one other vaccine (Aventis Pasteur) have progressed to Phase II testing. AIDSVAX is the only HIV vaccine to commence Phase III clinical trials.

     We believe that we now lead all competitors worldwide in the development of an HIV preventive vaccine. Of the two HIV vaccines that have reached human clinical trials, we have full control of the leading product, AIDSVAX, and we plan to become a partner in the second with Aventis Pasteur.

GOVERNMENT REGULATION

     AIDSVAX is subject to federal regulation, by the federal government, principally by the FDA under the Public Health Services Act, the Food, Drug and Cosmetic Act and other laws, and by state and local governments. Such regulations govern or influence, among other things, the testing, manufacture, safety and efficacy requirements, labeling, storage, record keeping, licensing, advertising, promotion, distribution and export of such products.

     AIDSVAX is classified by the FDA as a biological drug product. The steps ordinarily required before a biological drug product may be marketed in the United States include:

     - preclinical laboratory and animal testing;

     - the submission to the FDA of an Investigational New Drug Application, which must become effective before clinical trials may commence;

     - adequate and well-controlled clinical trials to establish the safety, purity and potency of the biological drug product and to characterize how it behaves in the human body;

     - the submission to the FDA of a biologics license application;

     - FDA review of the biologics license application;

     - satisfactory completion of an FDA preapproval inspection of the manufacturing facilities; and

     - FDA approval of the license application, including approval of all product labeling.

     In connection with obtaining approval to proceed with Phase III clinical trials and in determining the trial protocol, VaxGen has met with the FDA and its Vaccines and Related Biological Product Advisory Committee of the FDA. The FDA's advisory committees are composed of outside experts who assist the FDA in product reviews and provide advice on various issues. While the recommendations of these committees are not binding on the FDA, they are commonly followed. In connection with the Phase III clinical trials the FDA sought and received advice from the Vaccines and Related Biological Products Advisory Committee regarding the clinical development program and clinical study designs for AIDSVAX.

     Preclinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety, purity and potency of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests together with manufacturing information and analytical data are submitted to the FDA as part of the Investigational New Drug Application and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an Investigational New Drug Application by placing the study on clinical hold, the Investigational New Drug Application will become effective 30 days following its receipt by the FDA. The FDA may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA does place the study on clinical hold, the sponsor must usually resolve all of the FDA's concerns before the study can proceed.

     Clinical trials involve the administration of the investigational product to humans under the supervision of qualified principal investigators. Clinical trials are conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the Investigational New Drug Application. In addition, each clinical trial is approved and conducted under the auspices of an institutional review board and with the patients' informed consent. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and possibility of liability of the institutions conducting the trial.

     Clinical trials are conducted in three sequential phases; however, the phases may overlap. The goal of a Phase I clinical trial is to establish initial data about safety and tolerance of the biological agent in humans. In Phase II clinical trials, evidence is sought about the desired immune response of a biological agent in a limited number of patients. Additional safety data and dosing regimen information are also gathered from these studies. The Phase III clinical trial program consists of expanded, large-scale, multi-center studies of persons who are susceptible to the targeted disease. The goal of these studies is to obtain sufficient evidence of the safety, purity and potency of the proposed product. Our Phase III clinical trials of AIDSVAX are being conducted on persons at risk for HIV infection but who test HIV negative prior to enrollment in the trial. The FDA also frequently requests that sponsors conduct Phase IV studies after licensing to gain additional information about the biological drug product in a wider population.

     All data obtained from this comprehensive program, in addition to detailed information on the manufacture and composition of the product, are submitted in a biologics license application to the FDA for review and approval for the manufacture, marketing and commercial shipments of AIDSVAX. FDA approval of the biologics license application is required before marketing may begin in the United States. The FDA also may, at any time, require the submission of product samples and testing protocols for lot-by-lot confirmatory testing by the FDA prior to commercial distribution. This means a specific lot of vaccine cannot be released for commercial distribution until the FDA has authorized such release. Similar types of regulatory processes will be encountered as efforts are made to market the vaccine internationally. We will be required to assure product performance and manufacturing processes from one country to another.

     For commercialization of AIDSVAX, the manufacturing processes described in our biologics license application must receive FDA approval and the manufacturing facility must successfully pass an inspection prior to approval of AIDSVAX for sale within the United States. The pre-approved inspection assesses whether, for example, the facility complies with the FDA's Good Manufacturing Practices. These practices include elaborate testing, control, documentation, record keeping and other quality assurance procedures. If Genentech does not exercise its option to manufacture AIDSVAX, we must pursue third party manufacturing arrangements. For marketing outside the United States, we will be subject to the regulatory requirements of other countries, which vary from country to country, including marketing approval requirements. The regulatory approval process in other countries includes requirements, which vary from country to country, and the time needed to secure approval may be longer or shorter from that required for FDA approval.

EMPLOYEES

     As of December 31, 1999, we had 59 employees: 27 are clinical staff, 13 are research and development staff and 19 are management/administration staff. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

                               EXECUTIVE OFFICERS

     The names of our executive officers as of December 31, 1999 and information about them is presented below.

          NAME             AGE                            POSITION
          ----             ---                            --------
Robert C. Nowinski.......  54    Chairman, Chief Executive Officer
Donald P. Francis........  57    President, Director
Phillip W. Berman........  51    Senior Vice President, Research & Development -- Director
John G. Curd.............  54    Senior Vice President, Medical Affairs
Carter A. Lee............  47    Senior Vice President, Finance & Administration

     ROBERT C. NOWINSKI, PH.D. Dr. Nowinski co-founded VaxGen in November 1995 and has served as a director and Chairman of the Board since inception and our Chief Executive Officer since April 1999. In 1991, Dr. Nowinski founded PathoGenesis, Corporation, a publicly-held biotechnology company and served as Chairman of the Board until 1995. In 1989, Dr. Nowinski founded ICOS Corporation, a publicly-held biotechnology company, where, from 1989 through 1991, Dr. Nowinski served as Chief Executive Officer and President. In 1981, Dr. Nowinski founded Genetic Systems Corporation, a publicly-held biotechnology company, where, from 1981 to 1985, Dr. Nowinski held various executive positions including Chairman of the Board, Chief Executive Officer, President and Scientific Director. Following the merger of Genetic Systems Corporation with Bristol-Myers Company, from 1988 to 1989, Dr. Nowinski served as Vice-President of New Technology for Bristol-Myers Company at its headquarters in New York. Prior to such time, Dr. Nowinski was a Professor of Microbiology and Immunology at the University of Washington and Head of the Virology Program at the Fred Hutchinson Cancer Research Center in Seattle, Washington. During his academic career, Dr. Nowinski authored over 100 scientific publications. Dr. Nowinski received a B.S. from Beloit College and a Ph.D. in immunology from Cornell University Sloan-Kettering Division.

     DONALD P. FRANCIS, M.D., D.SC. Dr. Francis co-founded VaxGen in November 1995 and has served as our President and as a director since inception. From 1993 to 1995, Dr. Francis directed HIV vaccine clinical research at Genentech. Prior to joining Genentech, Dr. Francis served from 1971 to 1992 in various positions at the Centers for Disease Control. During this period, Dr. Francis established and directed the HIV laboratory for the Centers for Disease Control and served as an Assistant Director, Viral Diseases Program. At that time, he was also a principal investigator in one of the two Phase III clinical trials that led to licensure of the hepatitis B vaccine in the United States. In 1976, Dr. Francis was the lead epidemiologist on the first clinical team to encounter and control Ebola virus. Prior to such time, Dr. Francis had a central role in the World Health Organization's smallpox eradication program, which eradicated smallpox from the world. Dr. Francis received an M.D. from Northwestern University and completed his training in pediatrics at Los Angeles County/USC Medical Center. Dr. Francis received a doctorate in virology from the Harvard School of Public Health.

     PHILLIP W. BERMAN, PH.D. Dr. Berman has served as our Senior Vice President, Research & Development since April 1999. Dr. Berman served as our Vice President of Research & Development from November 1997 to April 1999, and has served as a director since October 1997. From 1982 to 1997, Dr. Berman served in various capacities with Genentech, including Senior Scientist, Molecular Biology Department, and Staff Scientist, Department of Immunology and also Department of Process Sciences. Since 1984, Dr. Berman has had research responsibilities in Genentech's AIDS Vaccine Project and is an inventor of AIDSVAX. Dr. Berman received an A.B. in biology from the University of California, Berkeley, a Ph.D. in biochemistry from Dartmouth College and performed post doctoral research at the Neurobiology Laboratory of the Salk Institute and the Department of Biochemistry and Biophysics at the University of California, San Francisco.

     JOHN G. CURD, M.D. Dr. Curd has served as our Senior Vice President, Medical Affairs, since April 1999. From 1991 to April 1999, Dr. Curd held various positions at Genentech, including Director, Immunology/Oncology/Infectious Disease, Senior Director and Head of Clinical Science and Vice President of Clinical Development. From 1978 to 1991, Dr. Curd held several research and clinical positions at The Scripps Clinic, a world-renowned research foundation and medical clinic, including Head, Division of

Rheumatology; Vice Chairman, Department of Medicine; and President of Medical Staff of Green Hospital of Scripps Clinic. He received a B.A. from Princeton University and an M.D. from Harvard Medical School.

     CARTER A. LEE. Mr. Lee has served as Senior Vice President, Finance & Administration since April 1999. Mr. Lee served as our General Manager from September 1998 to April 1999. From 1991 to 1997, Mr. Lee served as Senior Vice President and Chief Financial Officer of Diefenbach Elkins International, Inc. (now known as FutureBrand), a corporate branding consultancy. From 1990 to 1991, Mr. Lee served as Vice President, Finance & Administration of EDAW, Inc., a worldwide landscape architecture and planning firm. From 1987 to 1990, Mr. Lee served as Vice President and Corporate Controller of Landor Associates, a strategic design consulting firm. Prior to such time, Mr. Lee served in various positions at Coopers & Lybrand. Mr. Lee received a B.A. from the University of California, Berkeley, and an M.B.A. from California State University, Hayward.

                        FACTORS AFFECTING FUTURE RESULTS

     This section briefly discusses certain risks that should be considered by stockholders and prospective investors in VaxGen. You should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K and the information incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline.

     This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K. When used in this discussion, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     IF WE ARE UNABLE TO COMMERCIALIZE OUR SOLE PRODUCT CANDIDATE, AIDSVAX, WE MAY NOT HAVE REVENUES TO CONTINUE OPERATIONS. AIDSVAX is our only product candidate. We do not know whether the current or planned formulations of AIDSVAX will be effective in preventing HIV infection. The overall scientific knowledge of HIV is limited. Although our research has indicated that AIDSVAX contains a protein that is critical in the infection process, other proteins may be necessary to develop an effective vaccine.

     Our success will depend entirely on the success of AIDSVAX. In particular, we must be able to:

     - establish the safety, purity and potency of AIDSVAX in humans;

     - obtain regulatory approvals for AIDSVAX, including a preapproval inspection of the manufacturing facility; and

     - successfully commercialize AIDSVAX through collaborative relationships.

     If we are unable to commercialize AIDSVAX, we do not have other products from which to derive revenue.

     IF WE ARE NOT ABLE TO DEMONSTRATE THE EFFICACY OF AIDSVAX IN OUR CLINICAL TRIALS OR OUR CLINICAL TRIALS ARE DELAYED, WE MAY NOT BE ABLE TO OBTAIN REGULATORY CLEARANCE TO MARKET AIDSVAX IN THE UNITED STATES OR ABROAD ON A TIMELY BASIS, OR AT ALL. Clinical testing is a long, expensive and uncertain process. We cannot assure you that the data collected from our clinical trials will be sufficient to support approval of AIDSVAX by the FDA or any foreign regulatory authorities, that the clinical trials will be completed on schedule or, even if the clinical trials are successfully completed and on schedule, that the FDA or any foreign regulatory authorities will ultimately approve AIDSVAX for commercial sale.

     To gain FDA regulatory approval for the sale of AIDSVAX in the United States, we believe, based on discussions with the FDA and the vote of its Vaccine and Related Biological Products Advisory Committee, that we will need to demonstrate that the AIDSVAX vaccine reduces the level of HIV infection by at least 30% at a statistically significant level. These discussions and the vote of the Vaccine and Related Biological Products Advisory Committee, however, are not binding on the FDA. In the context of our United States clinical trial, which represents a small sampling from the entire population, this means that in order to establish 30% efficacy at a statistically significant level there must be an observed reduction in the incidence of HIV in the group receiving the vaccine compared to the control group of between 45% to 65%, or possibly a higher percentage, depending on various factors that will have a bearing on the statistical significance of the clinical trial results. These factors include the number of patients ultimately enrolled in the study, the rate of HIV infection in the control group and the length of time associated with the clinical observation period. We anticipate that the efficacy required to obtain regulatory approval to market AIDSVAX in foreign countries will vary from one country to another and may differ significantly from that required by the FDA. We cannot assure you that the data collected from our United States or Thai clinical studies will demonstrate the required level of efficacy to permit the commercialization of AIDSVAX in the United States, in Thailand or in any other foreign country.

     Our trials could be delayed for a variety of reasons, including:

     - delays in enrolling volunteers;

     - lower than anticipated retention rate of volunteers in the trial; or

     - serious adverse events related to the vaccine.

     Results of previous animal trials may not be relevant for determining the protective effect of AIDSVAX against HIV infection in humans. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Serious adverse events related to the vaccine during our Phase III clinical trials could cause the trials to be prematurely terminated. Negative or inconclusive results could cause the trials to be unacceptable for submission to regulatory authorities.

     IF WE FAIL TO COMPLY WITH EXTENSIVE REGULATIONS ENFORCED BY DOMESTIC AND FOREIGN REGULATORY AUTHORITIES, THE COMMERCIALIZATION OF AIDSVAX COULD BE PREVENTED OR DELAYED. AIDSVAX is subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays.

     The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Moreover, if regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution. For instance, the FDA may approve the licenses for only high-risk populations. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

     There can be no assurance that the FDA will approve the AIDSVAX manufacturing processes or that manufacturing facilities will pass an FDA preapproval inspection for AIDSVAX. Should Genentech elect not to manufacture AIDSVAX, we must secure a third party manufacturer. We cannot assure you that we will successfully identify a third party manufacturer or that its facilities will pass an FDA preapproval inspection for AIDSVAX. At a minimum, the FDA will require equivalence testing between Genentech produced AIDSVAX and third party produced AIDSVAX. Depending upon differences in manufacturing processes, the FDA may also require additional clinical studies to establish the safety, purity and potency of AIDSVAX. Any failure to obtain or delay in obtaining such approvals would have a material adverse effect on our business, financial condition and results of operation.

     Even after United States regulatory approval for AIDSVAX is obtained, the license will be subject to continual review, and newly discovered or developed safety or efficacy data may result in revocation of the marketing license. Moreover, if and when such approval is obtained, the marketing of AIDSVAX will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA's general prohibition against promoting products for unapproved or "off-label" uses. The AIDSVAX manufacturing facilities are also subject to continual review and periodic inspection and approval of manufacturing modifications. Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any such enforcement action could harm our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on VaxGen.

     We plan to pursue marketing authorization in Thailand based on the results from the Thai trial. The Thai government also has a regulatory process that we will need to follow before we can commercialize AIDSVAX in that country. No assurances can be given that we will obtain marketing authorization from the Thai government.

     VaxGen and the manufacturer of AIDSVAX also are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. There can be no assurance that we will avoid incurring significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect on VaxGen.

     The European Union, Japan and other countries also extensively regulate pharmaceuticals, including biological drug products. No assurance can be given that we will be able to obtain other countries' approvals for AIDSVAX.

     WE HAVE ONLY A LIMITED OPERATING HISTORY AND WE EXPECT TO CONTINUE TO GENERATE LOSSES. To date, we have engaged primarily in research, development and clinical testing. At December 31, 1999, we had an accumulated deficit of approximately $37.7 million. We sustained net losses of approximately $23.3 million in 1999, $9.2 million in 1998, $3.1 million in 1997 and $2.1 million in 1996. We expect to incur substantial losses for at least an additional four to five years.

     IF WE NEED ADDITIONAL FUNDS, AND ARE UNABLE TO RAISE THEM, WE WOULD HAVE TO CURTAIL OR CEASE OPERATIONS. We are reasonably certain that our existing capital resources would not be sufficient to support our current and planned operations through commercialization of AIDSVAX. We do not expect AIDSVAX to be commercially available for at least three years. AIDSVAX has not received regulatory approval for commercial sale. If taken to completion, the Phase III clinical testing necessary before we can file an application with the FDA for product approval will take at least 36 months from the commencement of the clinical trial. Once the testing is completed, we will need to analyze the data and prepare our biologics license application for submission to the FDA, which typically takes between three and six months to be accomplished. The FDA review process could take at least an additional six months. We anticipate that it will take at least six months after obtaining regulatory approval for Genentech or another third party to begin commercialization of AIDSVAX. As a result, we do not believe that AIDSVAX will be on the market before 2003. If AIDSVAX receives regulatory approval, we will need to obtain additional debt or equity financing, or funds from collaborative arrangements, to support operations through commercialization of AIDSVAX.

     We may also need to raise additional funds prior to receiving regulatory approval for AIDSVAX if:

     - AIDSVAX is not sufficiently safe, pure and potent to commercialize in its current formulation;

     - our Phase III clinical trials are delayed, are not successful or are more costly than currently estimated;

     - commercialization of AIDSVAX is delayed for any other reason; or

     - additional trials are required.

We cannot assure you that we will be able to raise sufficient funds in the future. If we are unable to raise funds when necessary, we may have to cease or curtail operations. Our existing capital resources will not be sufficient to support our current and planned operations through commercialization of AIDSVAX.

     WE RELY ON GENENTECH FOR THE MANUFACTURE OF AIDSVAX. OUR INABILITY TO MANUFACTURE AIDSVAX, AND OUR DEPENDENCE ON GENENTECH, MAY DELAY OR IMPAIR OUR ABILITY TO GENERATE REVENUES, OR ADVERSELY AFFECT OUR PROFITABILITY. We have no manufacturing facilities. We are entirely dependent on third parties to produce AIDSVAX. To date, we have relied on Genentech for this purpose. Genentech currently has an exclusive option to manufacture AIDSVAX. We believe that Genentech is the manufacturer best able to produce AIDSVAX. Our license agreement with Genentech does not specify the price we will be required to pay Genentech to manufacture AIDSVAX.

     If Genentech does not manufacture AIDSVAX, we will need to locate and engage another manufacturer. The cost and time to establish manufacturing facilities to produce AIDSVAX would be substantial. As a result, using a manufacturer other than Genentech could delay bringing AIDSVAX to market. This delay could require us to raise additional funds.

     We cannot assure you that we will be able to enter into an agreement with a third party to manufacture AIDSVAX. We also have no way to determine the price we would be charged by a third party to manufacture AIDSVAX if Genentech does not manufacture AIDSVAX. Any manufacturer other than Genentech would have to prove both to us and to the FDA and to other regulatory authorities that its manufacturing process, facilities, procedures, and personnel comply with government regulations and that it consistently produces the same product that was made by Genentech and tested in the Phase III clinical trials. If a company other than Genentech does manufacturing, we may have to do additional clinical trials to show the therapeutic equivalence of the product made by the other company to the Genentech product.

     We rely on Genentech for the sale, marketing and commercialization of AIDSVAX. Our lack of sales and marketing personnel, and of distribution relationships, may impair our ability to generate revenues. We have no sales, marketing or commercialization capability. Genentech currently has an exclusive option to market and distribute AIDSVAX. We intend to rely on Genentech to provide an established distribution system and sales force to market AIDSVAX. If Genentech does not elect to exercise its option to market and distribute the product, we will need to locate and engage another partner to market and commercialize AIDSVAX. We cannot assure you that we will be able to establish marketing or commercialization arrangements with third parties in a timely manner or on favorable terms.

     POLITICAL OR SOCIAL FACTORS MAY DELAY OR REDUCE REVENUES BY DELAYING OR IMPAIRING OUR ABILITY TO MARKET AIDSVAX. Products developed for use in addressing the HIV/AIDS epidemic have been, and will continue to be, subject to competing and changing political and social pressures. The political and social response to the HIV/AIDS epidemic has been highly charged and unpredictable. These pressures can transcend national barriers. They may delay or cause resistance to bringing our product to market or limit pricing of our product.

     IF GENENTECH TERMINATES OUR LICENSE AGREEMENT, WE MAY NOT BE ABLE TO DEVELOP OR MARKET AIDSVAX ON COMMERCIALLY REASONABLE TERMS, OR AT ALL. We cannot conduct our business without the technology we license from Genentech. Our license agreement with Genentech permits Genentech to terminate the agreement, or terminate the exclusivity of our license, if we:

     - fail to use due diligence in developing, seeking regulatory approval for, marketing or commercializing products covered by the Genentech license agreement;

     - fail to file the first market approval application for AIDSVAX with the FDA prior to May 2002, subject to potential extension for up to two years in certain circumstances, any other extension being Genentech's sole decision;

     - breach the license agreement and fail to cure the breach within the time period provided in the agreement;

and we are not able to cure these breaches within the period provided in the Genentech license agreement. Genentech may also terminate the agreement at any time if we fail to maintain a tangible net worth of at least $1 million.

     FAILURE TO RETAIN KEY MANAGEMENT EMPLOYEES COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING, CONDUCT CLINICAL TRIALS, OR DEVELOP AIDSVAX. We are highly dependent on our senior management and scientific staff, particularly Dr. Donald Francis, our President, Dr. Robert Nowinski, our Chairman and Chief Executive Officer, and Dr. Phillip Berman, our Senior Vice President, Research & Development. These individuals have played a critical role in developing the vaccine, raising financing and conducting clinical trials. The loss of the services of any of these key members of senior management may prevent us from achieving our business objectives.

     IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO PREVENT OTHER COMPANIES FROM USING OUR TECHNOLOGY IN COMPETITIVE PRODUCTS. IF WE INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WE MAY BE PREVENTED FROM DEVELOPING OR MARKETING AIDSVAX. We rely on patent and other intellectual property protection to prevent our competitors from manufacturing and marketing AIDSVAX. Our technology, including technology licensed from Genentech, will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends on our ability, and Genentech's ability, to:

     - obtain patents;

     - protect trade secrets;

     - operate without infringing upon the proprietary rights of others; and

     - prevent others from infringing on our proprietary rights.

     We cannot be certain that our patents or patents that we license from Genentech will be enforceable and afford protection against competitors. We cannot assure you that our operations or technology will not infringe intellectual property rights of others. If we infringe the intellectual property of others, there can be no assurance that we would be able to obtain licenses to use the technology on commercially reasonable terms or at all.

     IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, THEY MAY REDUCE DEMAND FOR AIDSVAX OR RESULT IN DAMAGES THAT EXCEED OUR INSURANCE LIMITATION. We face an inherent risk of exposure to product liability suits in connection with AIDSVAX vaccines being tested in human clinical trials and products that may be sold commercially. We may become subject to a product liability suit if AIDSVAX causes injury, or if vaccinated individuals subsequently become infected with HIV. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues.

ITEM 2. PROPERTIES

     Our executive offices are located in Brisbane, California, in an office building in which we lease approximately 16,000 square feet. The lease agreement terminates in September 2005, and we have an option to renew for a successive five-year period. We also lease approximately 10,000 square feet of laboratory space in South San Francisco under a lease agreement that terminates in April 2006. We have an option to renew for a successive five-year period. We believe that our facilities are sufficient to support our operations for at least the next 18 months.

     In Thailand, we lease office space at Mahidol University and at Taksin Hospital in Bangkok. We will lease this space through the duration of the Thai Phase III clinical trials.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently subject to any material legal proceedings or claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock began trading publicly on the Nasdaq National Market on June 30, 1999 under the symbol "VXGN." The following table lists quarterly information on the price range of the common stock based on the high and low reported last sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

                                                            HIGH        LOW
                                                           -------    -------
Fiscal 2000:
  First Quarter (through March 10, 2000).................  $21.250    $15.625
Fiscal 1999:
  Fourth Quarter.........................................  $18.500    $10.250
  Third Quarter..........................................  $26.000    $13.375
  Second Quarter (June 30, 1999).........................  $16.375    $16.375

     As of December 31, 1999, there were 812 holders of record of the common stock. On March 10, 2000, the last reported sale price on the Nasdaq National Market for the common stock was $20.00 per share.

DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its capital stock since its inception. The Company currently intends to retain all of its cash and any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     The Company completed its initial public offering (the "IPO") in July 1999, in which it issued and sold 3,565,000 shares of common stock for aggregate proceeds to the Company of $46,345,000. The effective date of the Registration Statement (Commission File No. 333-78065) was June 29, 1999. The offering was lead-managed by Prudential Securities and co-managed by Punk Ziegel & Company. Of the aggregate proceeds received in the IPO, $4,373,000 was used to pay costs and expenses related to the IPO, resulting in net proceeds of approximately $42,000,000. The Company has invested the entire net proceeds from the offering in short-term investments such as commercial paper, government obligations and high quality corporate debt instruments. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses or repayment of indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

     This selected financial data should be read in conjunction with our financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1999, 1998, and 1997 and the balance sheet data as of December 31, 1999 and 1998 are derived from our Financial Statements that are included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 1997, 1996 and 1995 and the statement of operations data for the periods ended December 31, 1996 and 1995 are derived from our Financial Statements that are not included in this Annual Report on Form 10-K.

                                                                                    PERIOD FROM
                                                                                    NOVEMBER 27,
                                                                                        1995
                                                                                    (INCEPTION)
                                               YEAR ENDED DECEMBER 31,                THROUGH
                                      ------------------------------------------    DECEMBER 31,
                                        1999        1998       1997       1996          1995
                                      --------    --------    -------    -------    ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating expenses
  Research and development..........  $(18,003)   $ (6,831)   $(3,146)   $(1,683)       $ (3)
  General and administrative........    (7,479)     (3,345)      (800)      (371)        (27)
                                      --------    --------    -------    -------        ----
Loss from operations................   (25,482)    (10,176)    (3,946)    (2,054)        (30)
          Total other income
            (expense), net..........     2,148       1,013        886        (28)         --
                                      --------    --------    -------    -------        ----
Net loss............................  $(23,334)   $ (9,163)   $(3,060)   $(2,082)       $(30)
                                      ========    ========    =======    =======        ====
Net loss per share -- basic and
  diluted...........................  $  (2.44)   $  (1.48)   $  0.60    $  1.90        $ --
                                      ========    ========    =======    =======        ====
Weighted average shares
  outstanding -- basic and
  diluted...........................     9,568       6,185      5,096      1,093          --

                                                             AT DECEMBER 31,
                                         -------------------------------------------------------
                                          1999       1998       1997       1996         1995
                                         -------    -------    -------    -------    -----------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and investment
  securities...........................  $70,534    $19,468    $23,880    $    38       $ --
Working capital (deficiency)...........   68,213     17,866     19,843     (1,458)       (15)
Total assets...........................   75,225     21,472     24,301        229         11
Long-term obligations..................       89         --         --        795         15
Total stockholders' equity (deficit)...   71,150     19,398     19,882     (2,069)       (30)

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our financial statements and related notes thereto appearing in Item 8 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results, including those factors described under "Factors Affecting Future Results" and "Business." These factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

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

     To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of December 31, 1999, we had a deficit accumulated during the development stage of $37,669,000. We anticipate incurring substantial losses over at least the next four to five years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

  Research and development expense

     Research and development expense increased 164% from $6,831,000 for 1998 to $18,003,000 for 1999. The increase in research and development expenses was due primarily to the ramping up of our North American and Thai Phase III clinical trials. These expenses consisted principally of the cost for additional personnel, recruiting costs for the enrollment of the clinical trials, non-cash compensation expense related to vesting of stock options, the establishment of a new research laboratory facility, and increases in the fees paid to third parties associated with conducting the clinical trials.

  General and administrative expense

     General and administrative expense increased 124% from $3,345,000 for 1998 to $7,479,000 for 1999. The increase in general and administrative expenses was due primarily to non-cash compensation expense for the issuance of warrants and modification of the terms of options in connection with separation agreements with two former employees, salaries and benefits associated with additional personnel hired to support the growing infrastructure, and costs associated with maintaining larger office facilities.

  Total other income (expense), net

     Other income (expense), net, consisting primarily of interest income, increased 112% from $1,013,000 for 1998 to $2,148,000 for 1999. This was primarily attributable to higher average balances of cash, cash equivalents and investment securities, as a result of the initial public offering and the private placement with Vulcan Ventures, Inc. (See further discussion in "Liquidity and Capital Resources").

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Our activities in 1998 were focused on preparing for and commencing our Phase III clinical trials of AIDSVAX, developing data management systems, continuing research and development of AIDSVAX, and private financing activities.

  Research and development expense

     Research and development expense increased 117% from $3,146,000 in 1997 to $6,831,000 in 1998. This increase was primarily due to additional personnel, retaining consultants and contracting with clinics to facilitate the North American Phase III clinical trial that began in June 1998. The increase was partially offset by decreased vaccine production costs, as no vaccine production was required in 1998.

  General and administrative expense

     General and administrative expense increased 318% from $800,000 in 1997 to $3,345,000 in 1998. This increase was primarily due to an additional $900,000 in costs associated with efforts to increase public awareness of the North American Phase III clinical trial, an additional $800,000 in compensation expense associated with additional personnel and, an additional $345,000 in higher rent and related insurance costs associated with our move to larger facilities in September 1998.

  Total other income (expense), net

     Other income (expense), net, consisting primarily of interest income increased 14% from $886,000 in 1997 to $1,013,000 in 1998. This increase was due to higher average balances of cash, cash equivalents, and investment securities throughout the year resulting from our private placement completed in May 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investment securities were $70,534,000 at December 31, 1999. We have financed our operations since inception through capital provided by Genentech and sales of our common stock. Genentech has no obligation to provide future funding to the Company.

     The Company completed its initial public offering ("IPO") in July 1999, in which it issued and sold 3,565,000 shares of common stock for aggregate proceeds to the Company of $46,345,000. Of the aggregate proceeds received in the IPO, approximately $4,400,000 was used to pay costs and expenses related to the IPO, resulting in net proceeds of approximately $42,000,000. The Company has invested the entire net proceeds from the offering in short-term investments such as commercial paper, government obligations and high-quality corporate debt instruments. In early 1999, we received net proceeds of $5,273,000 from private placement financing activities, all of which were completed prior to the IPO. In December 1999, the Company completed a private placement of common stock with Vulcan Ventures, Inc. This will enable the Company to commence development of AIDSVAX vaccines designed to prevent infection by the other known major subtypes of HIV, including those found in Africa, China, India and South America. Currently, the Company has developed formulations of AIDSVAX, which focus on the predominant HIV type in the Americas, Europe, the Caribbean, and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and Pacific Rim countries (subtype E). Vulcan Ventures, Inc., is the investment organization of Paul G. Allen, Chairman of Vulcan and co-founder of Microsoft Corporation. The private placement consisted of approximately 2,174,000 shares of common stock at $11.50 per share, which resulted in proceeds, net of commissions and private placement expenses, to the Company of approximately $24,000,000.

     Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through December 31, 1999, our investment in equipment and leasehold improvements was $3,298,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratory and the establishment of larger office facility. Net cash used in operating activities for 1999 was $19,153,000 representing expenditures for research and development costs and general and administrative expenses.

     VaxGen and the federal Centers for Disease Control and Prevention (CDC) entered into a collaboration to support research at six of the 56 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX vaccine. The CDC selected the six sites in the fourth quarter of 1999. Contractual arrangements between the CDC and the clinics have been completed with five of the sites, with the remaining one still pending. The participating sites will continue to implement our Phase III protocol, as well as conduct epidemiological, social and behavioral research, which will be shared by VaxGen and the CDC. The sites will be compensated directly by the CDC for the clinical costs, which would have been incurred by VaxGen, and for conducting the additional research. The CDC has agreed to contribute $8,000,000 over a four year period.

     The National Institute of Allergy and Infectious Diseases is forming a collaboration with us to obtain and store clinical specimens from our North American Phase III clinical trial. The proposal provides that it would fund $4,600,000 for this program. In the event we cannot obtain certain critical intellectual property rights, we may not be able to proceed with this collaboration.

     We believe that our existing cash and cash equivalents, investment securities and investment income, will enable us to meet our forecasted expenditures through the anticipated completion of our current Phase III clinical trials, which is scheduled to occur at the end of 2002. We will need to raise additional capital to finance commercialization of AIDSVAX, or to continue operations if the Phase III clinical trials are not successful, are delayed or more costly than currently anticipated, or if commercialization is delayed for any other reason. We cannot assure you that we will be able to raise sufficient funds when needed, or that such funds will be available on favorable terms.

     At December 31, 1999, we had net operating loss carryforwards of approximately $35,100,000 to offset any future federal taxable income. If not utilized, the net operating loss carryforwards will begin to expire in 2010. We also had research and experimentation tax credit carryforwards at December 31, 1999, of approximately $941,000 for federal income tax purposes.

YEAR 2000 COMPLIANCE

     We did not experience any difficulties related to the Year 2000 problem on January 1, 2000 and are not aware of any such difficulties since that date. Our operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers in connection with the Year 2000 problem. We also addressed issues related to the date February 29, 2000, and management will continue to monitor our systems for potential difficulties for the remainder of calendar year 2000.

     Because we have been in business for a relatively short time, our exposure to the Year 2000 issue was limited in comparison to more established companies. However, while no such occurrence has developed as of the date of this filing to the Company's knowledge, Year 2000 issues that may arise related to material third parties may not be apparent immediately and therefore, there is no assurance that the Company will not be affected by future disruptions. We do not anticipate incurring material expenses or experiencing any material disruptions as a result of any Year 2000 issues. As of the date of this filing, the total cost of addressing any Year 2000 problems was less than $5,000. Based on the web site information published by Genentech, our only material third party supplier, we do not believe that their Year 2000 compliance will have a material adverse effect on us.

MARKET RISK

     Our exposure to market rate changes are related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U. S. Government and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At December 31, 1999, we held government debt instruments with a fair value of $19,221,000. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 1999, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

     Our exposure to foreign exchange rate risk is primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A sudden decrease in Thailand's currency exchange rate versus the U.S. Dollar could have an adverse impact on our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. At the time these contracts were written, the Thailand exchange rate was 37.5 Baht per one U. S. Dollar. As of December 31, 1999, we have incurred $25,000 in foreign exchange losses. We are currently hedging our foreign currency exposure in Thai Baht by purchasing forward foreign exchange contracts. We anticipate that we will not record any material foreign exchange gains or losses due to transactions in Thai Baht during 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. We do not expect the adoption of SFAS 133 to have a material impact on our financial statements.

     In December 1999, The United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements," which must be applied in our second fiscal quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We do not expect that the adoption of SAB 101 will have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Market Risk" in Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
VaxGen, Inc.:

     We have audited the accompanying balance sheets of VaxGen, Inc. (a development stage enterprise) as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 1999 and the period from November 27, 1995 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VaxGen, Inc. (a development stage enterprise) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 and the period from November 27, 1995 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Seattle, Washington
January 28, 2000

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
Current assets:
Cash and cash equivalents...................................  $ 16,063,000    $  6,818,000
Investment securities.......................................    54,471,000      12,650,000
Interest receivable.........................................       514,000         112,000
Prepaid expenses and other current assets...................     1,151,000         360,000
                                                              ------------    ------------
          Total current assets..............................    72,199,000      19,940,000
Property and equipment, net.................................     2,856,000       1,258,000
Other assets................................................       170,000         274,000
                                                              ------------    ------------
          Total assets......................................  $ 75,225,000    $ 21,472,000
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Payable to Genentech........................................  $    817,000    $    260,000
Accounts payable............................................       509,000       1,483,000
Accrued liabilities.........................................     2,629,000         331,000
Current portion of long-term obligations....................        31,000              --
                                                              ------------    ------------
          Total current liabilities.........................     3,986,000       2,074,000
Long-term obligations.......................................        89,000              --
Commitments and contingencies...............................            --              --
Stockholders' equity:
Preferred stock, $0.01 par value. 20,000,000 shares
  authorized; none issued or outstanding....................            --              --
Common stock, $0.01 par value. 20,000,000 shares authorized;
  13,511,565 and 7,101,248 shares issued and outstanding at
  December 31, 1999 and December 31, 1998, respectively.....       135,000          71,000
Additional paid-in capital..................................   111,034,000      33,619,000
Deferred stock compensation.................................    (2,225,000)             --
Accumulated other comprehensive income/(loss) --
  Unrealized gain/(loss) on investment securities...........      (125,000)         43,000
Deficit accumulated during the development stage............   (37,669,000)    (14,335,000)
                                                              ------------    ------------
          Total stockholders' equity........................    71,150,000      19,398,000
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 75,225,000    $ 21,472,000
                                                              ============    ============

                See accompanying notes to financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                                    (NOVEMBER 27,
                                                                                        1995)
                                               YEAR ENDED DECEMBER 31,                 THROUGH
                                     -------------------------------------------    DECEMBER 31,
                                         1999            1998           1997            1999
                                     ------------    ------------    -----------    -------------
Operating expenses:
Research and development:
Genentech charges..................  $  1,679,000    $    681,000    $ 2,348,000    $  6,146,000
Other..............................    16,324,000       6,150,000        798,000      23,520,000
                                     ------------    ------------    -----------    ------------
          Total research and
            development............    18,003,000       6,831,000      3,146,000      29,666,000
General and administrative:
Genentech charges..................            --           9,000          4,000          20,000
Other..............................     7,479,000       3,336,000        796,000      12,002,000
                                     ------------    ------------    -----------    ------------
          Total general and
            administrative.........     7,479,000       3,345,000        800,000      12,022,000
Loss from operations...............   (25,482,000)    (10,176,000)    (3,946,000)    (41,688,000)
Other income (expense), net:
Investment income, net.............     2,148,000       1,013,000        905,000       4,066,000
Interest expense -- Genentech......            --              --        (19,000)        (47,000)
Interest expense -- other..........            --              --             --              --
                                     ------------    ------------    -----------    ------------
          Total other income
            (expense), net.........     2,148,000       1,013,000        886,000       4,019,000
                                     ------------    ------------    -----------    ------------
Net loss...........................  $(23,334,000)   $ (9,163,000)   $(3,060,000)   $(37,669,000)
                                     ============    ============    ===========    ============
Basic and diluted loss per share...  $      (2.44)   $      (1.48)   $     (0.60)
                                     ============    ============    ===========
Weighted average shares used in
  computing basic and diluted loss
  per share........................     9,568,000       6,185,000      5,096,000
                                     ============    ============    ===========

                See accompanying notes to financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                                   YEAR ENDED DECEMBER 31,               (NOVEMBER 27, 1995)
                                         --------------------------------------------          THROUGH
                                             1999            1998            1997         DECEMBER 31, 1999
                                         ------------    ------------    ------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................  $(23,334,000)   $ (9,163,000)   $ (3,060,000)      $ (37,669,000)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization........       492,000          92,000           4,000             588,000
  Amortization of discounts on
    investment securities..............      (432,000)       (154,000)       (229,000)           (815,000)
  Stock compensation expense...........     3,332,000              --              --           3,332,000
  Changes in assets and liabilities:
    Interest receivable................      (402,000)         40,000        (152,000)           (514,000)
    Prepaid expenses and other current
      assets...........................      (791,000)       (130,000)       (228,000)         (1,151,000)
    Other assets.......................       101,000        (150,000)         (1,000)            (58,000)
    Payable to Genentech...............       557,000      (3,532,000)      2,350,000             817,000
    Accounts payable and accrued
      liabilities......................     1,324,000       1,187,000         566,000           3,138,000
                                         ------------    ------------    ------------       -------------
Net cash used in operating
  activities...........................   (19,153,000)    (11,810,000)       (750,000)        (32,332,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities......   (62,555,000)    (25,600,000)    (28,957,000)       (117,112,000)
Sale and maturities of investment
  securities...........................    20,998,000      36,378,000       5,955,000          63,331,000
Purchase of property and equipment.....    (1,949,000)     (1,315,000)        (34,000)         (3,298,000)
Long-term lease deposits...............            --        (120,000)             --            (120,000)
                                         ------------    ------------    ------------       -------------
Net cash provided by (used in)
  investing activities.................   (43,506,000)      9,343,000     (23,036,000)        (57,199,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease
  obligations..........................       (18,000)             --              --             (18,000)
Stock issued to Genentech..............            --              --       1,002,000           1,025,000
Stock issued to other founders.........            --              --           5,000              20,000
Stock issued in private placements.....    30,547,000       9,368,000      25,249,000          65,164,000
Stock issued in initial public
  offering.............................    46,345,000              --              --          46,345,000
Issuance costs of private placements...    (1,196,000)       (764,000)     (2,072,000)         (4,208,000)
Issuance costs of initial public
  offering.............................    (4,386,000)             --              --          (4,373,000)
Exercise of employees stock options....       612,000          40,000              --             639,000
Loans from Genetech....................            --              --         205,000           1,000,000
                                         ------------    ------------    ------------       -------------
Net cash provided by financing
  activities...........................    71,904,000       8,644,000      24,389,000         105,594,000
                                         ------------    ------------    ------------       -------------
Increase (decrease) in cash and
  equivalents..........................     9,245,000       6,177,000         603,000          16,063,000
Cash and cash equivalents at beginning
  of period............................     6,818,000         641,000          38,000                  --
                                         ------------    ------------    ------------       -------------
Cash and cash equivalents at end of
  period...............................  $ 16,063,000    $  6,818,000    $    641,000       $  16,063,000
                                         ============    ============    ============       =============
SUPPLEMENTAL SCHEDULE OF NON CASH
  FINANCING ACTIVITIES:
Equipment acquired through capital
  leases...............................  $    138,000    $         --    $         --       $     138,000
                                         ============    ============    ============       =============
Issuance of stock through conversion of
  Genetech note payable................  $         --    $         --    $  1,000,000       $   1,000,000
                                         ============    ============    ============       =============

                See accompanying notes to financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                                                                                                                       DEFICIT
                                                                                      DEFERRED        ACCUMULATED    ACCUMULATED
                                               COMMON STOCK         ADDITIONAL    COMPENSATION FOR       OTHER        DURING THE
                                           ---------------------     PAID-IN        OPTIONS AND      COMPREHENSIVE   DEVELOPMENT
                                             SHARES      AMOUNT      CAPITAL          WARRANTS       INCOME (LOSS)      STAGE
                                           ----------   --------   ------------   ----------------   -------------   ------------
BALANCE AT INCEPTION (NOVEMBER 27,
  1995)..................................          --   $     --   $         --     $        --        $      --     $         --
Net and total comprehensive loss for
  the period from inception to December
  31, 1995...............................          --         --             --              --               --          (30,000)
                                           ----------   --------   ------------     -----------        ---------     ------------
BALANCE AT DECEMBER 31, 1995.............          --         --             --              --               --          (30,000)
Shares issued at $0.02 per share from
  April through October 1996:
Genentech for technology.................   1,150,000     11,000         12,000              --               --               --
Other founders for cash..................     980,000     10,000         10,000              --               --               --
Net and total comprehensive loss.........          --         --             --              --               --       (2,082,000)
                                           ----------   --------   ------------     -----------        ---------     ------------
BALANCE AT DECEMBER 31, 1996.............   2,130,000     21,000         22,000              --               --       (2,112,000)
Sale of shares in private placement at
  $7.00 per share from March through June
  1997 for cash, net of issue costs of
  $2,248,000.............................   3,607,047     36,000     22,965,000              --               --               --
Sale of shares to Genentech concurrent
  with private placement in March 1997 at
  $7.00 per share for cash...............     285,714      3,000      1,997,000              --               --               --
Genentech exercise of warrants at $0.02
  per share in October 1997 for cash.....      86,640      1,000          1,000              --               --               --
Comprehensive loss:
Net loss.................................          --         --             --              --               --       (3,060,000)
Net unrealized gain on investment
  securities.............................          --         --             --              --            8,000               --
                                           ----------   --------   ------------     -----------        ---------     ------------
        Total comprehensive loss.........          --         --             --              --            8,000       (3,060,000)
                                           ----------   --------   ------------     -----------        ---------     ------------
BALANCE AT DECEMBER 31, 1997.............   6,109,401     61,000     24,985,000              --            8,000       (5,172,000)
Exercise of employee stock options at
  $7.00 per share in June and July 1998
  for cash...............................       5,750         --         40,000              --               --               --
Sale of shares in private placement in
  December 1998 at $9.50 per share for
  cash, net of issuance costs of
  $764,000...............................     986,097     10,000      8,594,000              --               --               --
Comprehensive loss:
Net loss.................................          --         --             --              --               --       (9,163,000)
Net unrealized gain on investment
  securities.............................          --         --             --              --           35,000               --
                                           ----------   --------   ------------     -----------        ---------     ------------
        Total comprehensive loss.........          --         --             --              --           35,000       (9,163,000)
                                           ----------   --------   ------------     -----------        ---------     ------------
BALANCE AT DECEMBER 31, 1998.............   7,101,248     71,000     33,619,000              --           43,000      (14,335,000)
Sale of shares in private placement in
  January 1999 at $9.50 per share for
  cash, net of issuance costs of
  $274,000...............................     583,913      6,000      5,267,000              --               --               --
Deferred compensation on options and
  warrants...............................          --         --      5,557,000      (3,197,000)              --               --
Compensation expense from stock
  options................................          --         --             --         972,000               --               --
Sale of shares in initial public offering
  on June 30, 1999 at $13.00 per share
  for cash, net of issuance costs of
  $3,963,000.............................   3,100,000     31,000     36,306,000              --               --               --
Sale of shares in over allotment in July
  1999 at $13.00 per share for cash, net
  of issuance costs of $423,000..........     465,000      5,000      5,617,000              --               --               --
Sale of shares in private placement in
  December 1999 at $11.50 per share for
  cash, net of issuance costs of
  $922,000...............................   2,173,913     21,000     24,057,000              --               --               --
Exercise of employee stock options at
  $7.00 per share for cash...............      87,491      1,000        611,000              --               --               --
Comprehensive loss:
Net loss.................................          --         --             --              --               --      (23,334,000)
Net unrealized loss on investment
  securities.............................          --         --             --              --         (168,000)              --
                                           ----------   --------   ------------     -----------        ---------     ------------
        Total comprehensive loss.........          --         --             --              --         (168,000)     (23,334,000)
                                           ----------   --------   ------------     -----------        ---------     ------------
BALANCE AT DECEMBER 31, 1999.............  13,511,565   $135,000   $111,034,000     $(2,225,000)       $(125,000)    $(37,669,000)
                                           ==========   ========   ============     ===========        =========     ============


                                                TOTAL
                                            STOCKHOLDERS'
                                           EQUITY (DEFICIT)
                                           ----------------
BALANCE AT INCEPTION (NOVEMBER 27,
  1995)..................................    $         --
Net and total comprehensive loss for
  the period from inception to December
  31, 1995...............................         (30,000)
                                             ------------
BALANCE AT DECEMBER 31, 1995.............         (30,000)
Shares issued at $0.02 per share from
  April through October 1996:
Genentech for technology.................          23,000
Other founders for cash..................          20,000
Net and total comprehensive loss.........      (2,082,000)
                                             ------------
BALANCE AT DECEMBER 31, 1996.............      (2,069,000)
Sale of shares in private placement at
  $7.00 per share from March through June
  1997 for cash, net of issue costs of
  $2,248,000.............................      23,001,000
Sale of shares to Genentech concurrent
  with private placement in March 1997 at
  $7.00 per share for cash...............       2,000,000
Genentech exercise of warrants at $0.02
  per share in October 1997 for cash.....           2,000
Comprehensive loss:
Net loss.................................      (3,060,000)
Net unrealized gain on investment
  securities.............................           8,000
                                             ------------
        Total comprehensive loss.........      (3,052,000)
                                             ------------
BALANCE AT DECEMBER 31, 1997.............      19,882,000
Exercise of employee stock options at
  $7.00 per share in June and July 1998
  for cash...............................          40,000
Sale of shares in private placement in
  December 1998 at $9.50 per share for
  cash, net of issuance costs of
  $764,000...............................       8,604,000
Comprehensive loss:
Net loss.................................      (9,163,000)
Net unrealized gain on investment
  securities.............................          35,000
                                             ------------
        Total comprehensive loss.........      (9,128,000)
                                             ------------
BALANCE AT DECEMBER 31, 1998.............      19,398,000
Sale of shares in private placement in
  January 1999 at $9.50 per share for
  cash, net of issuance costs of
  $274,000...............................       5,273,000
Deferred compensation on options and
  warrants...............................       2,360,000
Compensation expense from stock
  options................................         972,000
Sale of shares in initial public offering
  on June 30, 1999 at $13.00 per share
  for cash, net of issuance costs of
  $3,963,000.............................      36,337,000
Sale of shares in over allotment in July
  1999 at $13.00 per share for cash, net
  of issuance costs of $423,000..........       5,622,000
Sale of shares in private placement in
  December 1999 at $11.50 per share for
  cash, net of issuance costs of
  $922,000...............................      24,078,000
Exercise of employee stock options at
  $7.00 per share for cash...............         612,000
Comprehensive loss:
Net loss.................................     (23,334,000)
Net unrealized loss on investment
  securities.............................        (168,000)
                                             ------------
        Total comprehensive loss.........     (23,502,000)
                                             ------------
BALANCE AT DECEMBER 31, 1999.............    $ 71,150,000
                                             ============

                See accompanying notes to financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Development Stage Activities

     VaxGen, Inc. (the "Company") is a development stage biotechnology company formed to develop a vaccine (AIDSVAX) intended to eradicate HIV. The Company was incorporated on November 27, 1995 and since that date its principal activities have included defining and conducting research programs, conducting animal and human clinical trials, raising capital and recruiting scientific and management personnel.

     The Company's development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability of the Company's products and processes. The Company is dependent on Genentech, Inc. ("Genentech") to provide certain research and development support and vaccine production (Note 4). In addition, the Company has only one product candidate, which has not yet obtained Food and Drug Administration approval. Successful future operations depend upon the Company's ability to obtain approval for and commercialize AIDSVAX.

  Cash Equivalents

     All short-term investments with an original maturity at date of purchase of three months or less are considered to be cash equivalents. Cash equivalents consisting of commercial paper amounted to $14,954,000 and $6,490,000 at December 31, 1999 and 1998, respectively.

  Investment Securities

     Investment securities are classified as available-for-sale and carried at market value with unrealized gains and losses excluded from the statement of operations and reported as other comprehensive income. Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income, net.

  Property and Equipment

     Equipment, consisting of laboratory equipment, computers and other office equipment, is depreciated using the straight-line method over the assets' estimated useful lives of three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets' estimated useful lives or the remaining term of the lease.

  Research and Development Costs

     Research and development costs are charged to expense as incurred.

  Income Taxes

     Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  Fair Value of Financial Instruments

     The Company has financial instruments other than cash and investment securities, consisting of interest receivable, accounts payable, and a payable to Genentech. The fair value of these financial instruments approximates their carrying amount due to their short-term nature.

  Stock-Based Compensation

     The Company accounts for its stock option plans for employees and non-employee members of the Board of Directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure only requirements of Statement of Financial Accounting Standards
(SFAS) No. 123, which allows entities to continue to apply the provisions of APB 25 for transactions with employees, and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value-based method of accounting in SFAS 123 had been applied to these transactions.

  Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss). These include unrealized gains or losses on available-for-sale securities.

  Loss Per Share

     Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Potential dilutive common shares consist of shares issuable to holders of unexercised employee stock options and warrants outstanding. Options and warrants to purchase, in the aggregate, approximately 1,699,000, 751,000, and 419,000 shares of common stock outstanding at December 31, 1999, 1998 and 1997, respectively, were not included in the calculation of diluted loss per share because the representative share increments would be antidilutive.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Impairment of Long-Lived Assets

     The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted future cash flows expected to be

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

generated by such assets. Assets to be disposed of are reported at the lower of their carrying amount or fair market value less costs to sell.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the 1999 presentation.

  Business Segments

     The Company's operations are confined to one business segment, the discovery and development of vaccines that immunize against HIV.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The Company does not expect the adoption of SFAS 133 will have a material impact on its financial statements.

     In December 1999, The United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements," which must be applied in our second fiscal quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not expect that the adoption of SAB 101 will have a material effect on its financial statements.

 2. INVESTMENT SECURITIES

     The following summarizes the Company's investment securities at December
31:

                                                      GROSS         GROSS
                                      AMORTIZED     UNREALIZED    REALIZED       MARKET
                                        COST          GAINS        LOSSES         VALUE
                                     -----------    ----------    ---------    -----------
1998:
Commercial paper...................  $ 3,962,000     $ 4,000      $      --    $ 3,966,000
Government obligations.............    8,645,000      39,000             --      8,684,000
                                     -----------     -------      ---------    -----------
                                     $12,607,000     $43,000      $      --    $12,650,000
                                     ===========     =======      =========    ===========
1999:
Commercial paper...................  $20,797,000     $ 4,000      $  (2,000)   $20,799,000
Government obligations.............   19,306,000       2,000        (87,000)    19,221,000
Corporate obligations..............   14,493,000       2,000        (44,000)    14,451,000
                                     -----------     -------      ---------    -----------
                                     $54,596,000     $ 8,000      $(133,000)   $54,471,000
                                     ===========     =======      =========    ===========

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Amortized cost and market value of investment securities at December 31, 1999 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     AMORTIZED       MARKET
                    MATURITIES                         COST           VALUE
                    ----------                      -----------    -----------
Due in 1 year or less.............................  $31,086,000    $31,051,000
Due between 1 year to 5 years.....................   23,510,000     23,420,000
                                                    -----------    -----------
                                                    $54,596,000    $54,471,000
                                                    ===========    ===========

     Investment income, net, includes interest of $2,178,000, $1,005,000 and $905,000 earned on investments and realized gains/(losses) of ($30,000), $8,000 and $0 from the sale of investments for 1999, 1998 and 1997, respectively.

3. PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment as of December 31, 1999 and 1998:

                                                         1999          1998
                                                      ----------    ----------
Furniture and equipment.............................  $1,779,000    $1,057,000
Leasehold improvements..............................   1,657,000       292,000
                                                      ----------    ----------
                                                       3,436,000     1,349,000
Less accumulated depreciation and amortization......     580,000        91,000
                                                      ----------    ----------
                                                      $2,856,000    $1,258,000
                                                      ==========    ==========

4. RELATIONSHIP WITH GENENTECH

     The Company was founded in 1995 to develop and commercialize an HIV vaccine in partnership with Genentech. In 1996, in return for an equity interest (1,150,000 shares or 54% of the then outstanding and subscribed shares) in the Company, rights to maintain 25% ownership of the Company's common stock (through common stock warrants), a seat on the Board of Directors and certain manufacturing and marketing rights to the vaccine, Genentech granted the Company an exclusive license to certain technology.

     Genentech financed the formation of the Company by means of a $1,000,000 line of credit. Additionally, Genentech and the Company entered into an agreement whereby Genentech could convert the line of credit plus additional capital totaling $2,000,000 into shares of the Company's common stock concurrent with an initial private placement in March 1997. The conversion resulted in the issuance of 285,714 shares of common stock. Upon the final closing of the private placement, Genentech exercised its option to retain a 25% common stock ownership interest and thereby acquired an additional 86,640 shares of common stock for cash. At December 31, 1998, Genentech retained warrants for the exercise of additional common stock in the event of a second private placement in excess of $10 million or an Initial Public Offering (IPO). Such warrants were exercisable at the issue price per share of the additional capital raised and would allow Genentech to maintain its 25% ownership interest. The warrants expired unexercised at the completion of the Company's 1998 private placement in January 1999. Genentech no longer has any rights to maintain its proportionate ownership position.

     The license agreement between the Company and Genentech, in part, defines the working relationship between the companies. Genentech has granted the Company an exclusive license to all patents and proprietary know-how that Genentech is free to license or sublicense related to the development of a vaccine to prevent HIV infection. Certain of the licensed technology is sublicensed or assigned to the Company under licenses from third parties to Genentech. The Company, as the exclusive licensee of Genentech, has assumed

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

all of Genentech's obligations under these third-party license agreements. Such obligations consist primarily of royalties on product sales. However, the vaccine in its current form does not incorporate any technology sublicensed or assigned to the Company for which there is an obligation under licenses from third parties. The initial term of the license agreement is 15 years from the commercial introduction date of a licensed product and will be determined on a country-by-country, product-by-product basis. In addition, upon entering the agreement, Genentech transferred to the Company 300,000 doses of the vaccine. Under the license agreement, the Company is required to use due diligence in developing, seeking regulatory approval for, and marketing and commercializing the vaccine. Due diligence is defined in the agreement as meaning that the development and commercialization of the vaccine will be the Company's sole business goal, with an expenditure of time, effort and funding that is commensurate with such goal.

     In connection with reaching this goal, the Company is required to achieve the filing of the first market approval for a product with the FDA not later than the fifth anniversary of the closing of the private placement, which occurred in 1997. The Company and Genentech can agree to extend this requirement, subject to a two-year limit. If the Company fails to exercise due diligence or maintain a tangible net worth of at least $1,000,000, Genentech has the right to convert the exclusive license to a non-exclusive license, and may be entitled to terminate the license.

     As part of the license agreement, Genentech has an option to manufacture the vaccine and a one-time option to be responsible for marketing the vaccine worldwide. Should Genentech exercise its marketing option, Genentech will pay a license fee to the Company equal to 33% of the Company's developmental costs of the initial AIDSVAX product (including the Phase III clinical trials and regulatory submissions), as well as a percentage of ongoing profits on the sales of the vaccine. If Genentech does not elect its marketing option, it will receive a royalty on product sales; the royalty rate depends on whether Genentech elects to manufacture the vaccine being sold commercially.

     The Company has a service contract with Genentech whereby Genentech supplies research, vaccine production, and administrative and regulatory support to the Company. The contract expires on December 31, 2000. Expenses incurred by the Company for 1999, 1998 and 1997 were $1,679,000, $690,000 and $2,352,000, respectively, under the contract. In excess of 95% of costs represent research and development expenses in each period and the remainder is general and administrative expenses.

     Prior to September 1998, the Company leased office space from Genentech. Rent expense under this lease was $0, $80,000, and $18,000 in 1999, 1998, and 1997, respectively.

     Management believes that the terms of the agreement provide Genentech full reimbursement for specifically identified actual direct costs as well as indirect and overhead costs incurred related to the Company. Charges for indirect and overhead costs are based upon a percentage of direct costs. Management believes this method results in a reasonable allocation of costs to the Company.

 5. INITIAL PUBLIC AND PRIVATE PLACEMENT STOCK OFFERINGS

     In 1997, the Company completed a private placement sale of 3,607,047 shares of its common stock at a price of $7.00 per share resulting in proceeds of $23,001,000, net of issuance costs of $2,248,000. A total of 149,270 shares in this private placement were sold to related parties. In conjunction with the 1997 private placement and under agreements with the Company, Genentech converted a $1,000,000 line of credit with the Company and invested an additional $1,000,000 in the Company in return for 285,714 shares of the Company's common stock. Additionally, in October 1997, Genentech exercised its option to maintain a 25% ownership interest in the Company (note 4), which resulted in the issuance of 86,640 shares of the Company's common stock in October 1997.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     In 1998, the Company initiated a second private placement sale of its common stock at a price of $9.50 per share. The first closing and issuance of common shares in the private placement was completed in December 1998 and resulted in the sale of 986,097 shares of the Company's common stock and proceeds of $8,604,000, net of issuance costs of $764,000. A total of 33,629 shares in the first closing were sold to related parties. The final closing and issuance of 583,913 shares of common stock for proceeds of $5,273,000, net of issuance costs of $274,000, occurred in January 1999. A total of 2,000 shares were sold to related parties in the final closing.

     The Company completed its initial public offering (the "IPO") in July 1999, in which it issued and sold 3,565,000 shares of common stock for aggregate proceeds to the Company of $46,345,000. Of the aggregate proceeds received in the IPO, $4,386,000 was used to pay costs and expenses related to the IPO, resulting in net proceeds of approximately $42,000,000.

     In 1999, the Company completed a private placement of common stock with Vulcan Ventures, Inc. for a private placement of common stock. The issuance of the common shares in the private placement was completed in December 1999 and resulted in the sale of 2,173,913 shares of the Company's common stock and proceeds of approximately $24,000,000, net of issuance costs.

 6. STOCK OPTIONS AND WARRANTS

(a) STOCK OPTION PLANS

  1996 Stock Option Plan

     The Company's 1996 Stock Option Plan (the Plan) has 1,750,000 shares of common stock reserved for grant. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the compensation committee of the Board of Directors. At December 31, 1999, 457,690 shares were available for grant under the Plan.

     Generally, shares under option vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. All options expire no later than ten years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less that 85% of the fair market value of the stock at the date of grant.

  1998 Director Stock Option Plan

     In 1998, the Board of Directors approved the 1998 Director Stock Option Plan (the Director Plan) for nonemployee directors. Under the Director Plan, 37,500 shares of common stock are reserved for grant. In May 1998, nonemployee directors were granted options to purchase 8,571 shares of the Company's common stock at an exercise price of $7.00 per share. Such options vested immediately. Under the Director Plan, options are automatically granted to nonemployee directors on the date of the annual shareholders' meeting. The exercise price of each annual option grant is to be the fair market value of the Company's common stock on the grant date. Each annual option grant fully vests on the first anniversary of its grant date, subject to certain meeting attendance requirements. At December 31, 1999, 34,643 shares were available for grant under the Director Plan.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The following is a summary of the Company's stock option activity, and related information for 1999, 1998 and 1997:

                                                 1999                  1998                 1997
                                         --------------------   ------------------   ------------------
                                                     WEIGHTED             WEIGHTED             WEIGHTED
                                                     AVERAGE              AVERAGE              AVERAGE
                                                     EXERCISE             EXERCISE             EXERCISE
                                          SHARES      PRICE     SHARES     PRICE     SHARES     PRICE
                                         ---------   --------   -------   --------   -------   --------
Balance at beginning of year...........    441,071    $7.00     200,000    $7.00          --    $  --
Granted................................  1,041,184     9.65     271,071     7.00     200,000     7.00
Exercised..............................    (87,491)    7.00      (5,750)    7.00          --       --
Canceled...............................   (192,838)    7.15     (24,250)    7.00          --       --
                                         ---------              -------              -------
Balance at end of year.................  1,201,926     9.27     441,071     7.00     200,000     7.00
                                         =========              =======              =======
Options exercisable at year end........    238,062     7.80     116,696     7.00          --       --
Weighted-average fair value of options
  granted during the year..............               $6.70                $1.46                $1.46

     The weighted average remaining contractual life of stock options outstanding at December 31, 1999 is 8.8 years.

     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants in 1999, 1998 and 1997: expected dividend yield of 0%; expected volatility of 0% for the periods up to the initial public offering (June 30, 1999) and 116% for the period in 1999 subsequent to the initial public offering; risk-free interest rate of 6.75%, 6.0% and 6.0%; and expected lives of four years.

     Had compensation cost pursuant to the plans been determined consistent with SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                              YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                         1999           1998           1997
                                     ------------    -----------    -----------
Net loss -- as reported............  $(23,334,000)   $(9,163,000)   $(3,060,000)
Net loss -- pro forma..............  $(24,237,000)   $(9,333,000)   $(3,085,000)
Loss per share -- basic and
  diluted, as reported.............  $      (2.44)   $     (1.48)   $     (0.60)
Loss per share -- basic and
  diluted, pro forma...............  $      (2.53)   $     (1.51)   $     (0.60)

     During 1998, the Board of Directors approved for grant options to purchase 174,925 shares of the Company's common stock at an exercise price of $7.00 per share and 302,900 shares at an exercise price of $9.50 per share. However, since the grant of such options would have caused the number of shares outstanding to exceed the number of shares reserved for grant under the Plan, the Company's shareholders had to approve an increase in the number of shares reserved for grant under the Plan. In April 1999, the shareholders of the Company approved an increase in the number of shares reserved for grant under the Plan to 1,750,000 shares. This represents the measurement date for previously granted but unapproved options. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares in April 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to compensation expense of $972,000 for the portion of the vesting period lapsed at December 31, 1999. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(b) COMMON STOCK WARRANTS

     In connection with the Company's 1997 private placement, certain consultants were issued warrants to purchase approximately 219,000 shares of the Company's common stock exercisable at $7.00 per share through June 2007. No warrants have been exercised to date.

     The Company similarly issued warrants to purchase approximately 91,000 shares of the Company's common stock exercisable at $9.50 per share to certain consultants in connection with the Company's 1998 private placement. Such warrants were earned in December 1998 and January 1999. The warrants are to be exercisable through 2009. No warrants have been exercised to date.

     Additionally, in connection with the 1997 private placement, the Company granted an unrelated party a first option to maintain its approximately 4.8% interest in the Company. Such right allows the party the option to acquire a proportionate number of shares at an equivalent price to maintain its ownership percentage through March 31, 2002. The party exercised its option in connection with the 1998 private placement.

     In 1999, in connection with the resolution of an employment matter, the Company issued warrants to purchase 150,000 shares of the Company's common stock exercisable at $7.00 per share. As a result of the warrant issuance, the Company recorded compensation expense of approximately $2,000,000.

     In 1999, the Company issued warrants to purchase approximately 35,000 shares of the Company's common stock exercisable at $11.50 per share to certain consultants in connection with the Company's 1999 private placement with Vulcan Ventures, Inc. Such warrants were earned in December 1999. The warrants are exercisable through 2009. No warrants have been exercised to date.

 7. INCOME TAXES

     The Company has reported no income tax benefits due to limitations on the recognition of deferred tax assets for financial reporting purposes.

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows:

                                                     DECEMBER 31,
                                        ---------------------------------------
                                           1999           1998          1997
                                        -----------    ----------    ----------
Deferred tax assets:
  Net operating loss carryforwards....  $11,941,000    $4,758,000    $1,705,000
  Equity compensation.................    2,406,000            --            --
  Research and experimentation credit
     carryforwards....................      941,000       440,000       195,000
  Other...............................      146,000        50,000        49,000
                                        -----------    ----------    ----------
          Total gross deferred tax
            assets....................   15,434,000     5,248,000     1,949,000
  Less valuation allowance............   15,434,000     5,248,000     1,949,000
                                        -----------    ----------    ----------
          Net deferred tax assets.....  $        --    $             $       --
                                        ===========    ==========    ==========

     Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not the entire deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on all gross deferred tax assets.

     The increases in the valuation allowance for deferred tax assets of $10,186,000, $3,299,000 and $1,203,000 in 1999, 1998 and 1997, respectively, are primarily attributable to increases in net operating loss and tax credit carryforwards.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     At December 31, 1999 the Company had net operating loss carryforwards of approximately $35,122,000 and research and experimentation credit carryforwards of approximately $941,000 which are available to offset future Federal taxable income and income taxes, respectively, if any, and expire beginning in 2010.

 8. COMMITMENTS

(a) LEASES

     The Company leases office facilities under noncancelable operating leases, which expire from 2002 to 2006. Until September 1998, the Company also leased office space from Genentech.

     In August 1998, the Company commenced a lease for office space at Mahidol University in Bangkok, Thailand, ending at the conclusion of Phase III clinical trials in Thailand. The lease requires monthly payments of $2,000. Additionally, the Company began renovation of project office space at Taksin Hospital, also in Bangkok. The Company is required to pay up to $100,000 for renovations, for which the Company will receive use of the facility for a five-year term at no additional cost.

     The Company entered into an 88 month laboratory lease commencing in January 1999, which requires the Company to expend a minimum of $500,000 in leasehold improvements, in addition to its scheduled lease payments.

     Minimum annual payments under the foregoing leases at December 31, 1999, are as follows:

2000......................................  $629,000
2001......................................   655,000
2002......................................   670,000
2003......................................   682,000
2004......................................   708,000
Thereafter................................   627,000

     Rent expense for 1999, 1998 and 1997 was $901,000 and $353,000 and $66,000,
respectively.

(b) EMPLOYMENT AGREEMENTS

     The Company has employment contracts with certain members of management ending from 2000 to 2003. Such agreements provide for discretionary bonuses and annual increases in compensation as determined by the Board of Directors. Minimum compensation under these contracts aggregates $1,185,000 annually. The employment contracts with three members of management also provide for the issuance of an aggregate of 325,757 shares of the Company's common stock to these individuals if the Company is acquired in an acquisition that results in a purchase price of at least $28.00 per share or once the per share value of the Company's common stock has attained an average price of $28.00 over a 30 day period. If the shares are issued as a result of the common stock reaching an average value of $28.00 per share, the Company will record an immediate charge to expense equal to the per share value of the common stock to be issued. For example, if the per share value of the stock upon issuance is $28.00, the charge to expense will be $9,100,000.

(c) CLINICAL TRIALS

     In connection with Phase III clinical trials, the Company has contracted for the services of 61 medical clinics in North America and 17 medical clinincs in Thailand associated with the Bangkok Metropolitan Administration. The clinics will provide the location, clinicians, oversight, and volunteers for the three year testing of the Company's vaccine. Payment will be made over the period based on the number of volunteers vaccinated, the number of return visits and the subsequent testing and follow-up of these volunteers. Total

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commitments are estimated to aggregate approximately $29,400,000, of which the Company had paid approximately $6,700,000 as of December 31, 1999. Estimated future payments are as follows:

2000.............................  $5,700,000
2001.............................   5,700,000
2002.............................   6,000,000
2003.............................   2,900,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act") no later than 120 days after the end of the 1999 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 1999 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 1999 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 1999 fiscal year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
VaxGen, Inc.
Report of Independent Auditors..............................   31
Balance Sheets -- December 31, 1999 and 1998................   32
Statements of Operations -- Years ended December 31, 1999,
  1998, 1997 and Period from Inception (November 27, 1995)
  through December 31, 1999.................................   33
Statements of Cash Flows -- Years ended December 31, 1999,
  1998, 1997 and Period from Inception (November 27, 1995)
  through December 31, 1999.................................   34
Statements of Stockholders' Equity (Deficit) and
  Comprehensive Loss -- Years ended December 31, 1999, 1998,
  1997 and Period from Inception (November 27, 1995) through
  December 31, 1999.........................................   35
Notes to Financial Statements...............................   36

(a)(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the financial statements and notes thereto.

(a)(3) EXHIBITS

     EXHIBIT
      NUMBER                              DESCRIPTION
    ----------                            -----------
     3.1(1)       Amended and Restated Certificate of Incorporation
     3.2(1)       Amended and Restated Bylaws
     4.1(1)       Specimen stock certificate
    10.1(1)       Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997
    10.2(1)       1996 Registration Rights Agreement between VaxGen and
                  certain stockholders
    10.3(1)       1998 Registration Rights Agreement between VaxGen and
                  certain stockholders
    10.4(2)       VaxGen, Inc. Amended and Restated 1996 Stock Option Plan
    10.5(1)       1998 Director Stock Option Plan
    10.6(1)       Form of stock option agreement
    10.7(1)       Form of common stock warrant
    10.8(1)       Right of First Option Agreement between VaxGen and Leon A.
                  Greenblatt, dated March 14, 1997
    10.9(3)       Amended and Restated Employment Agreement between VaxGen and
                  Robert C. Nowinski
    10.10(4)      Amended and Restated Employment Agreement between VaxGen and
                  Donald P. Francis
    10.11(5)      Amended and Restated Employment Agreement between VaxGen and
                  Phillip W. Berman
    10.12(1)      Employment Agreement between VaxGen and John G. Curd, dated as of May 3, 1999
    10.13(1)      Employment Agreement between VaxGen and Carter A. Lee, dated as of April 1, 1999
    10.14(1)      License Agreement with Genentech, dated as of May 1, 1996
    10.15(1)      Services Agreement with Genentech, dated as of January 1,
                  1999
    10.16(1)      Letter of Intent for Supply Development Agreement between
                  VaxGen and Pasteur Merieux Serums et Vaccins (Pasteur
                  Merieux Connaught), dated April 10, 1998
    10.16.1(1)    Amendment to Letter of Intent for Supply Development
                  Agreement between VaxGen and Pasteur Merieux Serums et
                  Vaccins (Pasteur Merieux Connaught), dated May 3, 1999
    10.17(1)      Form of trial clinic agreement
    10.18(1)      Lease Agreement between VaxGen and Oyster Point Tech Center
                  LLC, dated October 26, 1998
    10.19(1)      Lease Agreement between VaxGen and Spieker Properties, L.P., dated May 20, 1998
    10.20         Common Stock Purchase Agreement between VaxGen and Vulcan
                  Ventures, Inc., dated October 15, 1999
    23.1          Consent of KPMG LLP
    27.1          Financial data schedule

---------------
(1) Incorporated by reference to the same exhibit filed with the Company's Registration Statement on Form S-1 (File No. 333-78065).

(2) Incorporated by reference to Exhibit 99.1 filed with the Company's Registration Statement on Form S-8 (File No. 333-85391).

(3) Incorporated by reference to Exhibit 99.4 filed with the Company's Registration Statement on Form S-8 (File No. 333-85391).

(4) Incorporated by reference to Exhibit 99.3 filed with the Company's Registration Statement on Form S-8 (File No. 333-85391).

(5) Incorporated by reference to Exhibit 99.5 filed with the Company's Registration Statement on Form S-8 (File No. 333-85391).

(b) REPORTS ON FORM 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VaxGen, Inc.
                                          (Registrant)

                                          By:       /s/ CARTER A. LEE
                                            ------------------------------------
                                                       Carter A. Lee
                                                   Senior Vice President
                                                  Finance & Administration

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             By: /s/ ROBERT C. NOWINSKI                   Chairman of the Board and     March 30, 2000
  -------------------------------------------------        Chief Executive Officer
                 Robert C. Nowinski                     (Principal Executive Officer)

                By: /s/ CARTER A. LEE                       Senior Vice President       March 30, 2000
  -------------------------------------------------      Finance and Administration
                    Carter A. Lee                        (Principal Finance Officer)

                /s/ DONALD P. FRANCIS                      President and Director       March 30, 2000
-----------------------------------------------------
                  Donald P. Francis

                /s/ PHILLIP W. BERMAN                  Senior Vice President, Research  March 30, 2000
-----------------------------------------------------     and Development, Director
                  Phillip W. Berman

               /s/ STEPHEN C. FRANCIS                             Director              March 30, 2000
-----------------------------------------------------
                 Stephen C. Francis

                 /s/ ROBERTA R. KATZ                              Director              March 30, 2000
-----------------------------------------------------
                   Roberta R. Katz

                 /s/ RUTH B. KUNATH                               Director              March 30, 2000
-----------------------------------------------------
                   Ruth B. Kunath

                /s/ WILLIAM D. YOUNG                              Director              March 30, 2000
-----------------------------------------------------
                  William D. Young

                                EXHIBIT INDEX(A)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.20     Common Stock Purchase Agreement between VaxGen and Vulcan
           Ventures, Inc., dated October 15, 1999
 23.1      Consent of KPMG LLP
 27.1      Financial data schedule

---------------
(A) Exhibits incorporated by reference are listed in Item 14(a)3 of this Report.