Form 10-Q
period 2000-03-31
VAXGEN INC
filed 2000-05-12
CIK 1036968

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934:

                          Common Stock ($.01 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The issuer has one class of common stock with 13,562,917 shares outstanding as of April 28, 2000.

                                  VAXGEN, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                               PAGE
Item 1.        Financial Statements:
                Condensed Balance Sheets.........................................    1
                Condensed Statements of Operations...............................    2
                Condensed Statements of Cash Flows...............................    3
                Notes to Condensed Financial Statements..........................    4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations:
                Overview.........................................................    6
                Results of Operations............................................    8
                Liquidity and Capital Resources..................................    9
                Year 2000 Compliance.............................................   11

Item 3.        Quantitative and Qualitative Disclosure about Market Risk.........   11

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds.........................   12
Item 6.        Exhibits and Reports on Form 8-K..................................   13
               Signature.........................................................   14

                         PART I - FINANCIAL INFORMATION


                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                             MARCH 31,          DECEMBER 31,
                                                               2000                 1999
                                                           -------------       -------------
CURRENT ASSETS:
Cash and cash equivalents                                  $  22,373,000       $  16,063,000
Investment securities                                         42,677,000          54,471,000
Interest receivable                                              597,000             514,000
Prepaid expenses and other current assets                      1,216,000           1,151,000
                                                           -------------       -------------
TOTAL CURRENT ASSETS                                          66,863,000          72,199,000

Property and equipment, net                                    2,961,000           2,856,000
Other assets                                                     170,000             170,000
                                                           -------------       -------------
TOTAL ASSETS                                               $  69,994,000       $  75,225,000
                                                           =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Payable to Genentech                                       $     214,000       $     817,000
Accounts payable                                                 400,000             509,000
Accrued liabilities                                            2,231,000           2,629,000
Current portion of long-term obligations                          31,000              31,000
                                                           -------------       -------------
TOTAL CURRENT LIABILITIES                                      2,876,000           3,986,000

LONG-TERM OBLIGATIONS                                             81,000              89,000

COMMITMENTS AND CONTINGENCIES                                         --                  --

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value. 20,000,000 shares
  authorized; none issued or outstanding                              --                  --
Common stock, $0.01 par value. 20,000,000 shares
  authorized; 13,561,917 and 13,511,565 shares issued
  and outstanding at March 31, 2000 and
  December 31, 1999, respectively                                136,000             135,000
Additional paid-in capital                                   111,400,000         111,034,000
Deferred stock compensation                                   (1,980,000)         (2,225,000)
Accumulated other comprehensive income/(loss) -
 Unrealized gain/(loss) on investment securities                (234,000)           (125,000)
Deficit accumulated during the development stage             (42,285,000)        (37,669,000)
                                                           -------------       -------------
TOTAL STOCKHOLDERS' EQUITY                                    67,037,000          71,150,000
                                                           -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  69,994,000       $  75,225,000
                                                           =============       =============


            See accompanying notes to condensed financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED               PERIOD FROM
                                                  MARCH 31,                NOVEMBER 27, 1995
                                       -------------------------------    (INCEPTION) THROUGH
                                          2000                1999          MARCH 31, 2000
                                       ------------       ------------    ----------------
OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT:
Genentech charges                      $    250,000       $    240,000       $  6,396,000
Other                                     3,803,000          2,798,000         27,323,000
                                       ------------       ------------       ------------
TOTAL RESEARCH AND DEVELOPMENT            4,053,000          3,038,000         33,719,000

GENERAL AND ADMINISTRATIVE:
Genentech charges                                --                 --             20,000
Other                                     1,593,000          1,006,000         13,595,000
                                       ------------       ------------       ------------
TOTAL GENERAL AND ADMINISTRATIVE          1,593,000          1,006,000         13,615,000

LOSS FROM OPERATIONS                     (5,646,000)        (4,044,000)       (47,334,000)

OTHER INCOME (EXPENSE), NET:
Investment income, net                    1,034,000            285,000          5,100,000
Interest expense - Genentech                     --                 --            (47,000)
Interest expense - other                     (4,000)            (1,000)            (4,000)
                                       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE), NET         1,030,000            284,000          5,049,000

                                       ------------       ------------       ------------
NET LOSS                               $ (4,616,000)      $ (3,760,000)      $(42,285,000)
                                       ============       ============       ============

BASIC AND DILUTED LOSS PER SHARE       $      (0.34)      $      (0.49)

WEIGHTED AVERAGE SHARES USED IN
COMPUTING BASIC AND DILUTED LOSS
PER SHARE                                13,540,000          7,619,000
                                       ============       ============


                See accompanying notes to condensed financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             PERIOD FROM
                                                                           THREE MONTHS ENDED             NOVEMBER 27, 1995
                                                                                MARCH 31,                (INCEPTION) THROUGH
                                                                    ---------------------------------    -------------------
                                                                        2000                1999            MARCH 31, 2000
                                                                    -------------       -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                            $  (4,616,000)      $  (3,760,000)      $ (42,285,000)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
 IN OPERATING ACTIVITIES:
  Depreciation and amortization                                           173,000              80,000             761,000
  Amortization of premiums/(discounts) on investment
   securities                                                             196,000             (39,000)           (619,000)
  Stock compensation expense                                              202,000                  --           3,534,000
  Changes in assets and liabilities:
    Interest receivable                                                   (83,000)            (36,000)           (597,000)
    Prepaid expenses and other current assets                             (65,000)             66,000          (1,216,000)
    Other assets                                                               --              53,000             (58,000)
    Payable to Genentech                                                 (603,000)            240,000             214,000
    Accounts payable and accrued liabilities                             (507,000)           (603,000)          2,631,000
                                                                    -------------       -------------       -------------
NET CASH USED IN OPERATING ACTIVITIES                                  (5,303,000)         (3,999,000)        (37,635,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities                                      (4,566,000)         (3,097,000)       (121,678,000)
Sale and maturities of investment securities                           16,055,000           3,095,000          79,386,000
Purchase of property and equipment                                       (278,000)           (159,000)         (3,576,000)
Long-term lease deposits                                                       --                  --            (120,000)
                                                                    -------------       -------------       -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    11,211,000            (161,000)        (45,988,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments under capital lease obligations                                   (8,000)                 --             (26,000)
Stock issued to Genentech                                                      --                  --           1,025,000
Stock issued to other founders                                                 --                  --              20,000
Stock issued in private placements                                             --           5,537,000          65,164,000
Stock issued in initial public offering                                        --                  --          46,345,000
Issuance costs of private placements                                           --            (264,000)         (4,208,000)
Issuance costs of initial public offering                                      --                  --          (4,386,000)
Exercise of employees stock options                                       410,000                  --           1,062,000
Loans from Genentech                                                           --                  --           1,000,000
                                                                    -------------       -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 402,000           5,273,000         105,996,000
                                                                    -------------       -------------       -------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             6,310,000           1,113,000          22,373,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       16,063,000           6,818,000                  --
                                                                    -------------       -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  22,373,000       $   7,931,000       $  22,373,000
                                                                    =============       =============       =============

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:

Equipment acquired through capital leases                           $          --       $      86,000       $     138,000

Issuance of stock through conversion of Genentech note payable      $          --       $          --       $   1,000,000


            See accompanying notes to condensed financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)


1. BASIS OF PRESENTATION


The unaudited condensed financial statements of VaxGen, Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 1999.


2. NON-CASH COMPENSATION


On April 1, 1999, the shareholders of the Company approved an increase in the number of shares reserved for grant under the Company's 1996 Stock Option Plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998, which were granted subject to stockholder approval of the plan amendment. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to non-cash compensation expense of $202,000 for the portion of the vesting period lapsed for the three months ended March 31, 2000. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)



3. LOSS PER SHARE


Excluded from the computation of basic and diluted loss per share, were stock options and warrants outstanding for the purchase of 1,752,000 and 751,000 shares of common stock as of March 31, 2000 and March 31, 1999, respectively, because the representative share increments would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results, including those factors described under "Factors Affecting Future Results" and "Business" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These risk factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.


OVERVIEW

In November 1995, VaxGen was formed to continue development of AIDSVAX(R) in partnership with Genentech, Inc. ("Genentech"). In connection with our formation, Genentech licensed to us the technology necessary for completing development and commercialization of AIDSVAX(R).

Since our formation, we have focused on developing and testing AIDSVAX(R). We have developed formulations of AIDSVAX(R), which focus on the predominant HIV subtype in the Americas, Europe, the Caribbean, and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). We have commenced two phase III clinical trials, one principally in North
America and one in Thailand to determine the efficacy of AIDSVAX(R). In October 1999, we completed the initial inoculation and enrollment of over 5,400 trial volunteers for the North American phase III clinical trial, which is being conducted in 61 clinical centers. The Thai phase III clinical trial is being conducted in 17 clinical centers in Bangkok and is designed for 2,500 trial volunteers.

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2000, we had a deficit accumulated during the development stage of

$42,285,000. We anticipate incurring substantial losses over at least the next three to four years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

We believe that our current resources will be sufficient to complete our current phase III clinical trials, with first of the trials, the North American phase III trial, scheduled to finish at the end of 2002. If AIDSVAX(R) receives regulatory approval, we do not believe AIDSVAX(R) will be on the market before 2003. As a result, we expect that we will need to obtain additional debt or equity financing, or funds from collaborative arrangements, to support operations through commercialization of AIDSVAX(R). Our future capital requirements depend on several factors, including:

        - The progress of our current phase III clinical trials;

        - The progress of other internal research and development projects;

        - The need for leasehold improvements to facilities and the purchase of additional capital equipment;

        - The availability of government research grants; and

        - The timing of revenue, if any, from AIDSVAX(R).

In the future, we may have additional non-cash compensation expense based on employment agreements we have with three of our executive officers. Our employment agreements with these officers provide for issuance of an aggregate of 325,757 shares of common stock if:

        - Our stock trades at an average price of $28.00 per share over a 30-day period; or

        - We are acquired in a transaction at a price greater than $28.00 per share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 33% from $3,038,000 for the three months ended March 31, 1999 to $4,053,000 for the three months ended March 31, 2000. The increase in research and development expenses is related to the on-going North American and Thai clinical trials along with development of additional AIDSVAX(R) vaccines (See further discussion in "Liquidity and Capital Resources"). These expenses included the cost for additional personnel, non-cash compensation expense related to vesting of stock options, maintaining the new research laboratory facility and increases in the fees paid to third parties associated with conducting the clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 58% from $1,006,000 for the three months ended March 31, 1999 to $1,593,000 for the three months ended March 31, 2000. The increase in general and administrative expenses was due primarily to additional personnel hired to support the growing infrastructure, non-cash compensation expense related to vesting of stock options, equipment expense related to larger office facilities and certain administrative expenses associated with being a public company.

OTHER INCOME, NET

Other income, net, consisting primarily of interest income, increased by 263% from $284,000 for the three months ended March 31, 1999 to $1,030,000 for the three months ended March 31, 2000. This was primarily attributed to higher average balances of cash, cash equivalents and investment securities as a result of funds received from the initial public offering completed during the third quarter of 1999 and a private placement completed in the fourth quarter of 1999.

NET LOSS

Net loss for the three months ended March 31, 2000, was $4,616,000 compared to a loss of $3,760,000 for the comparable period in 1999. The increase in net loss was due to the increase in expenses as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $65,050,000 at March 31, 2000. We have financed our operations since inception through capital provided by Genentech and sales of our common stock. Genentech has no obligation to provide future funding to the Company.

We completed our initial public offering ("IPO") in July 1999, in which we issued and sold 3,565,000 shares of common stock for aggregate proceeds to us in the amount of $46,345,000. Of the aggregate proceeds received in the IPO, approximately $4,400,000 was used to pay costs and expenses related to the IPO, resulting in net proceeds of approximately $42,000,000. In early 1999, we received net proceeds of $5,273,000 from private placement financing activities, all of which were completed prior to the IPO. In December 1999, we completed a private placement of common stock with Vulcan Ventures, Inc., the investment organization of Paul G. Allen. This private placement has enabled us to commence development of AIDSVAX(R) vaccines designed to prevent infection by the other known major subtypes of HIV, including those found in Africa, China, India and South America. Currently, we have developed formulations of AIDSVAX(R), which focus on the predominant HIV type in the Americas, Europe, the Caribbean and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). The private placement consisted of approximately 2,174,000 shares of common stock, which resulted in proceeds, net of commissions and private placement expenses, to us of approximately $24,000,000.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through March 31, 2000, our investment in equipment and leasehold improvements was $3,576,000. The increase in equipment and leasehold improvements has been primarily due to the to development of our research and development laboratory and the establishment of larger office facilities. Net cash used for operating activities for the three months ended March 31, 2000 was $5,303,000 representing expenditures for research and development costs and general and administrative expenses.

In October 1999, we entered into a collaboration with the federal Centers for Disease Control and Prevention ("CDC") to support research at six of the 56 clinics in the United States currently conducting phase III clinical trials of our AIDSVAX(R) vaccine. The CDC selected the six sites in the fourth quarter of 1999. Contractual arrangements between the CDC and the clinics have been completed with five of the sites, with the remaining one still pending. The participating sites will continue to implement our phase III protocol, as well as conduct epidemiological, social and behavioral research, which will be shared by VaxGen and the CDC. The sites will be compensated directly by the CDC for the clinical costs, which would have been incurred by VaxGen, and for conducting the additional research. The CDC has agreed to contribute approximately $8,000,000 over a four year period to the participating sites.

The National Institute of Allergy and Infectious Diseases ("NIAID") is forming a collaboration with us to obtain and store clinical specimens from our North American phase III clinical trial. The proposal provides that NIAID would fund approximately $4,600,000 for this program. Consummation of the collaboration remains subject to a number of conditions, including ownership of any intellectual property arising out of the collaboration. If these matters are not resolved on terms acceptable to us, the collaboration may not be consummated.

We believe that our existing cash and cash equivalents, investment securities and investment income, will enable us to meet our forecasted expenditures through the anticipated completion of our current phase III clinical trials, which is scheduled to occur at the end of 2002. We will need to raise additional capital to finance commercialization of AIDSVAX(R), or to continue operations if the phase III clinical trials are not successful, are delayed or more costly than currently anticipated, or if commercialization is delayed for any other reason. We cannot assure you that we will be able to raise sufficient funds when needed, or that such funds will be available on favorable terms.

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any material derivative financial instruments. By policy, we invest in debt instruments of the U. S. Government and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At March 31, 2000, we held government debt instruments in the principal amount of $15,766,000. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2000, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand's currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. At the time these contracts were written, the Thailand exchange rate was 37.5 Baht per one U. S. Dollar. As of March 31, 2000, we have incurred $1,000 in foreign exchange losses. We are currently hedging our foreign currency exposure in Thai Baht by purchasing forward foreign exchange contracts. We anticipate that we will not record any material foreign exchange gains or losses due to transactions in Thai Baht in the second quarter of 2000.


YEAR 2000 COMPLIANCE

To date, we have not experienced any disruptions in our operations relating to Year 2000 issues. However, it is not possible to conclude that all aspects of the Year 2000 issue that may affect us, including those relating to third parties with whom we have material business relationships, have been resolved. As of the date of this report, the costs to address our Year 2000 issues have not exceeded $5,000 and all costs have been expensed as incurred.


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

                                            VaxGen, Inc.
                                           (Registrant)


Dated: May 10, 2000                         By:  /s/ Carter A. Lee
                                               ---------------------------------
                                                     Carter A. Lee
                                                     Senior Vice President
                                                     Finance & Administration
                                                     (Principal Finance Officer)

                                 EXHIBIT INDEX


Exhibit 27.1      Financial Data Schedule