Form 10-Q
period 2000-06-30
VAXGEN INC
filed 2000-08-14
CIK 1036968

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                         Common Stock ($.01 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The issuer has one class of common stock with 13,604,155 shares outstanding as of July 31, 2000.

                                  VAXGEN, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                                 PAGE

Item 1.     Financial Statements:
             Condensed Balance Sheets.............................................  1
             Condensed Statements of Operations...................................  2
             Condensed Statements of Cash Flows...................................  3
             Notes to Condensed Financial Statements..............................  4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations:
             Overview.............................................................  6
             Results of Operations................................................  8
             Liquidity and Capital Resources...................................... 10
             Year 2000 Compliance................................................. 12

Item 3.     Quantitative and Qualitative Disclosure about Market Risk............. 12

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds............................. 13
Item 4.     Submission of Matter to a Vote of Security Holders.................... 13
Item 6.     Exhibits and Reports on Form 8-K...................................... 15
            Signature............................................................. 16

                         PART I - FINANCIAL INFORMATION


                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS


                                           ASSETS

                                                                  JUNE 30,          DECEMBER 31,
                                                                    2000                1999
                                                               -------------       -------------
CURRENT ASSETS:
Cash and cash equivalents                                      $  18,033,000       $  16,063,000
Investment securities                                             41,685,000          54,471,000
Interest receivable                                                  798,000             514,000
Prepaid expenses and other current assets                          1,296,000           1,151,000
                                                               -------------       -------------
TOTAL CURRENT ASSETS                                              61,812,000          72,199,000

Property and equipment, net                                        3,083,000           2,856,000
Other assets                                                         169,000             170,000
                                                               -------------       -------------
TOTAL ASSETS                                                   $  65,064,000       $  75,225,000
                                                               =============       =============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Payable to Genentech                                           $      50,000       $     817,000
Accounts payable                                                     751,000             509,000
Accrued liabilities                                                2,164,000           2,629,000
Current portion of long-term obligations                              31,000              31,000
                                                               -------------       -------------
TOTAL CURRENT LIABILITIES                                          2,996,000           3,986,000

LONG-TERM OBLIGATIONS                                                 77,000              89,000


STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value. 20,000,000 shares
  authorized; none issued or outstanding                                   -                   -
Common stock, $0.01 par value. 20,000,000 shares
  authorized; 13,593,642 and 13,511,565 shares issued
  and outstanding at June 30, 2000 and
  December 31, 1999, respectively                                    136,000             135,000
Additional paid-in capital                                       111,947,000         111,034,000
Deferred stock compensation                                       (1,998,000)         (2,225,000)
Accumulated other comprehensive loss -
 unrealized loss on investment securities                           (239,000)           (125,000)
Deficit accumulated during the development stage                 (47,855,000)        (37,669,000)
                                                               -------------       -------------
TOTAL STOCKHOLDERS' EQUITY                                        61,991,000          71,150,000

                                                               -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  65,064,000       $  75,225,000
                                                               =============       =============


            See accompanying notes to condensed financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         THREE MONTHS ENDED              SIX MONTHS ENDED           PERIOD FROM
                                              June 30,                        June 30,           NOVEMBER 27, 1995
                                    ----------------------------    ---------------------------- (inception) through
                                        2000            1999            2000            1999        June 30, 2000
                                    ------------    ------------    ------------    ------------ -------------------
OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT:
Genentech charges                   $    410,000    $    155,000    $    660,000    $    395,000    $  6,806,000
Other                                  4,394,000       4,041,000       8,196,000       6,839,000      31,717,000
                                    ------------    ------------    ------------    ------------    ------------
TOTAL RESEARCH AND DEVELOPMENT         4,804,000       4,196,000       8,856,000       7,234,000      38,523,000

TOTAL GENERAL AND ADMINISTRATIVE       1,771,000       3,797,000       3,365,000       4,803,000      15,386,000

LOSS FROM OPERATIONS                  (6,575,000)     (7,993,000)    (12,221,000)    (12,037,000)    (53,909,000)

OTHER INCOME (EXPENSE):
Investment income, net                 1,007,000         233,000       2,041,000         518,000       6,107,000
Interest expense - Genentech                  --              --              --              --         (47,000)
Interest expense - other                  (2,000)             --          (6,000)         (1,000)         (6,000)
                                    ------------    ------------    ------------    ------------    ------------
TOTAL OTHER INCOME, NET                1,005,000         233,000       2,035,000         517,000       6,054,000

                                    ------------    ------------    ------------    ------------    ------------
NET LOSS                            $ (5,570,000)   $ (7,760,000)   $(10,186,000)   $(11,520,000)   $(47,855,000)
                                    ============    ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE    $      (0.41)   $      (1.01)   $      (0.75)   $      (1.51)

WEIGHTED AVERAGE SHARES USED IN
COMPUTING BASIC AND DILUTED LOSS
PER SHARE                             13,564,000       7,685,000      13,552,000       7,653,000
                                    ============    ============    ============    ============


            See accompanying notes to condensed financial statements.

                                     VAXGEN, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                                         SIX MONTHS ENDED           PERIOD FROM
                                                                                             JUNE 30,             NOVEMBER 27, 1995
                                                                               ------------------------------   (inception) through
                                                                                    2000             1999          June 30, 2000
                                                                               -------------     -------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                                       $ (10,186,000)    $ (11,520,000)    $ (47,855,000)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization                                                      363,000           181,000           951,000
  Amortization of premiums and discounts on investment securities                    143,000           (52,000)         (672,000)
  Stock compensation expense                                                         449,000         2,930,000         3,781,000
  Changes in assets and liabilities:
    Interest receivable                                                             (284,000)          (52,000)         (798,000)
    Prepaid expenses and other current assets                                       (145,000)           94,000        (1,296,000)
    Other assets                                                                       1,000           (47,000)          (57,000)
    Payable to Genentech                                                            (767,000)          395,000            50,000
    Accounts payable and accrued liabilities                                        (223,000)          279,000         2,915,000
                                                                               -------------     -------------     -------------
NET CASH USED IN OPERATING ACTIVITIES                                            (10,649,000)       (7,792,000)      (42,981,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities                                                (11,512,000)       (5,005,000)     (128,624,000)
Sale and maturities of investment securities                                      24,041,000         8,049,000        87,372,000
Purchase of property and equipment                                                  (590,000)       (1,286,000)       (3,888,000)
Long-term lease deposits                                                                  --                --          (120,000)
                                                                               -------------     -------------     -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               11,939,000         1,758,000       (45,260,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments under capital lease obligations                                             (12,000)           (2,000)          (30,000)
Stock issued to Genentech                                                                 --                --         1,025,000
Stock issued to other founders                                                            --                --            20,000
Stock issued in private placements                                                        --         5,537,000        65,164,000
Stock issued in initial public offering                                                   --                --        46,345,000
Issuance costs of private placements                                                      --          (264,000)       (4,208,000)
Issuance costs of initial public offering                                                 --          (455,000)       (4,386,000)
Exercise of employee stock options                                                   692,000                --         1,344,000
Loans from Genentech                                                                      --                --         1,000,000
                                                                               -------------     -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            680,000         4,816,000       106,274,000
                                                                               -------------     -------------     -------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                        1,970,000        (1,218,000)       18,033,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  16,063,000         6,818,000                --
                                                                               -------------     -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  18,033,000     $   5,600,000     $  18,033,000
                                                                               =============     =============     =============

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:

Equipment acquired through capital leases                                      $          --     $     133,000     $     138,000

Issuance of stock through conversion of Genentech note payable                 $          --     $          --     $   1,000,000

Accrued issuance costs of initial public offering                              $          --     $     585,000     $          --


            See accompanying notes to condensed financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                  (UNAUDITED)


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


2.      NON-CASH COMPENSATION


On April 1, 1999, the shareholders of the Company approved an increase in the number of shares reserved for grant under the Company's 1996 Stock Option Plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998, which were granted subject to stockholder approval of the plan amendment. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to non-cash compensation expense of $386,000 for the portion of the vesting period lapsed for the six months ended June 30, 2000. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


3.      LOSS PER SHARE


Excluded from the computation of basic and diluted loss per share, were stock options and warrants outstanding for the purchase of 1,934,000 and 1,684,000 shares of common stock as of June 30, 2000 and June 30, 1999, respectively, because the representative share increments would be antidilutive.

4.      NEW ACCOUNTING PRONOUNCEMENTS


In June 1998, the Financial Accounting Standards Board (SFAS) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements.

In March 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101B. SAB 101B delays the effective date of SAB 101, "Revenue Recognition in Financial Statements," to the fourth quarter for fiscal years beginning after December 15,1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The interpretation of SAB No. 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on the Company's financial statements is unknown. The Company does not anticipate that the application of this pronouncement will have a material impact on its financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and is effective July 1, 2000. FIN 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect the adoption of FIN 44 to have a material impact on its financial statements.

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

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to four years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2000, we had a deficit accumulated during the development stage of $47,855,000. We anticipate incurring substantial losses over at least the next three to four years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

We believe that our current resources will be sufficient to fund the anticipated completion of our current phase III clinical trials, with the first of the trials, the North American phase III trial, scheduled to finish at the end of 2002. If AIDSVAX(R) receives regulatory approval, we do not believe AIDSVAX(R) will be on the market before 2003. We will need to raise additional capital to finance commercialization of AIDSVAX(R), or to continue operations if the phase III clinical trials are not successful, are delayed or more costly than currently anticipated, or if commercialization is delayed for any other reason. Our future capital requirements depend on several factors, including:

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

We have a license and supply agreement with Genentech, whereby Genentech supplies clinical material for all of our clinical sites. We anticipate that we will incur an additional expense for clinical material, in the approximate aggregate sum of $2,500,000 over the next two years, of which $1,500,000 will be incurred in the third quarter of 2000.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 22% from $7,234,000 for the six months ended June 30, 1999 to $8,856,000 for the six months ended June 30, 2000. The increase in research and development expenses is related to the on-going North American and Thai clinical trials along with development of additional AIDSVAX(R) vaccines (See further discussion in "Liquidity and Capital Resources"). These expenses included costs for additional personnel, non-cash compensation expense related to vesting of stock options, maintaining our new research laboratory facility and increases in fees paid to third parties associated with conducting the clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 30% from $4,803,000 for the six months ended June 30, 1999 to $3,365,000 for the six months ended June 30, 2000. The decrease in general and administrative expenses was due primarily to non-cash compensation expense recorded in the second quarter of 1999 related to the issuance of warrants and modification of the terms of options in connection with resolving two employment matters offset by increased expenses incurred in 2000 related to additional personnel hired to support our growing infrastructure, equipment expense related to larger office facilities and certain administrative expenses associated with being a public company.

OTHER INCOME, NET

Other income, net, consisting primarily of investment income, increased by 294% from $517,000 for the six months ended June 30, 1999 to $2,035,000 for the six months ended June 30, 2000. This was primarily attributed to higher average balances of cash, cash equivalents and investment securities as a result of funds received from the initial public offering completed during the third quarter of 1999 and a private placement completed in the fourth quarter of 1999.

NET LOSS

Net loss for the six months ended June 30, 2000, was $10,186,000 compared to a loss of $11,520,000 for the comparable period in 1999. The decrease in net loss was due to non-cash compensation expense in 1999 and an increase in investment income offset by an increase in expenses in 2000 as noted above.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 14% from $4,196,000 for the three months ended June 30, 1999 to $4,804,000 for the three months ended June 30, 2000. The increase in research and development expenses is related to the on-going North American and Thai clinical trials along with development of additional AIDSVAX(R) vaccines (See further discussion in "Liquidity and Capital Resources"). These expenses included costs for additional personnel, non-cash compensation expense related to vesting of stock options, maintaining our new research laboratory facility and increases in fees paid to third parties associated with conducting the clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 53% from $3,797,000 for the three months ended June 30, 1999 to $1,771,000 for the three months ended June 30, 2000. The decrease in general and administrative expenses was due primarily to non-cash compensation expense recorded in the second quarter of 1999 related to the issuance of warrants and modification of the terms of options in connection with resolving two employment matters offset by increased expenses in 2000 related to additional personnel hired to support our growing infrastructure, non-cash compensation expense related to vesting of stock options, equipment expense related to larger office facilities and certain administrative expenses associated with being a public company.

OTHER INCOME, NET

Other income, net, consisting primarily of investment income, increased by 331% from $233,000 for the three months ended June 30, 1999 to $1,005,000 for the three months ended June 30, 2000. This was primarily attributed to higher average balances of cash, cash equivalents and investment securities as a result of funds received from the initial public offering completed during the third quarter of 1999 and a private placement completed in the fourth quarter of 1999.

NET LOSS

Net loss for the three months ended June 30, 2000, was $5,570,000 compared to a loss of $7,760,000 for the comparable period in 1999. The decrease in net loss was due to non-cash compensation expense in 1999 and an increase in investment income offset by an increase in expenses in 2000 as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $59,718,000 at June 30, 2000. We have financed our operations since inception through capital provided by Genentech and sales of our common stock. Genentech has no obligation to provide future funding to the Company.

We completed our initial public offering ("IPO") in July 1999, in which we issued and sold 3,565,000 shares of common stock for aggregate proceeds to us in the amount of $46,345,000. Of the aggregate proceeds received in the IPO, approximately $4,400,000 was used to pay costs and expenses related to the IPO, resulting in net proceeds of approximately $42,000,000. In early 1999, we received net proceeds of $5,273,000 from private placement financing activities, all of which were completed prior to the IPO. In December 1999, we completed a private placement of common stock with Vulcan Ventures, Inc., the investment organization of Paul G. Allen. This private placement has enabled us to commence development of a formulation of AIDSVAX(R), which focuses on the predominant HIV type found in Africa, China, India and South America (subtype C). Currently, we have developed formulations of AIDSVAX(R), which focus on the predominant HIV type in the Americas, Europe, the Caribbean and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). The private placement consisted of approximately 2,174,000 shares of common stock, which resulted in proceeds, net of commissions and private placement expenses, to us of approximately $24,000,000.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through June 30, 2000, our investment in equipment and leasehold improvements was $3,888,000. The increase in equipment and leasehold improvements has been primarily due to the to development of our research and development laboratory and the establishment of larger office facilities. Net cash used in operating activities for the six months ended June 30, 2000 was $10,649,000 representing expenditures for research and development costs and general and administrative expenses.

In October 1999, we entered into a collaboration with the federal Centers for Disease Control and Prevention ("CDC") to support research at six of the 56 clinics in the United States currently conducting phase III clinical trials of our AIDSVAX(R) vaccine. The CDC selected the six sites in the fourth quarter of 1999. Contractual arrangements between the CDC and the clinics have been completed. The participating sites will continue to implement our phase III protocol, as well as conduct epidemiological, social and behavioral research, which will be shared by VaxGen and the CDC. The sites will be compensated directly by the CDC for the clinical costs, which would have been incurred by VaxGen, and for conducting the additional research. The CDC has agreed to contribute approximately $8,000,000 over a four year period to the participating sites.

The National Institute of Allergy and Infectious Diseases ("NIAID") is forming a collaboration with us to obtain and store clinical specimens from our North American phase III clinical trial. The proposal provides that NIAID would fund approximately $4,600,000 for this program. Consummation of the collaboration remains subject to final approval of the collaborative agreement by both parties.

We believe that our existing cash and cash equivalents, investment securities and investment income along with funds from other potential collaborative arrangements, will enable us to meet our forecasted expenditures through the anticipated completion of our current phase III clinical trials. We will need to raise additional capital to finance commercialization of AIDSVAX(R), or to continue operations if the phase III clinical trials are not successful, are delayed or more costly than currently anticipated, or if commercialization is delayed for any other reason. We cannot assure you that we will be able to raise sufficient funds when needed, or that such funds will be available on favorable terms.

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any material derivative financial instruments. By policy, we invest in debt instruments of the U. S. Government and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At June 30, 2000, we held government debt instruments in the principal amount of $17,847,000. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2000, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand's currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. At the time these contracts were written, the Thailand exchange rate was 37.5 Baht per one U. S. Dollar. As of June 30, 2000, we have incurred $1,000 in foreign exchange losses. We anticipate that we will not record any material foreign exchange gains or losses due to transactions in Thai Baht in the third quarter of 2000.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company's Registration Statement under the Securities Act of 1933 (File No. 333-78065) became effective June 29, 1999. Offering proceeds, net of aggregate expenses of approximately $4,400,000, were approximately $42,000,000. All of the expenses related to the offering were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. The Company has invested the entire net proceeds from the offering in short-term investments such as commercial paper and government obligations. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses or repayment of indebtedness.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders, held on May 31, 2000, three matters were voted upon. A description of each matter and tabulation of votes follows:

        1.      Election of Directors

                                                          Votes
                                            ----------------------------------
             Nominee                           For                    Withheld
             -------                        ---------                 --------
       Robert C. Nowinski                   9,884,681                  18,235
       Donald P. Francis                    9,884,681                  18,235
       Phillip W. Berman                    9,884,681                  18,235
       Stephen C. Francis                   9,884,681                  18,235
       Roberta R. Katz                      9,884,681                  18,235
       Ruth B. Kunath                       9,884,681                  18,235
       William D. Young                     9,881,981                  20,935

       There were no abstentions or broker non-votes.

        2. Increase the number of shares of common stock authorized for issuance under the 1996 Stock Option Plan from a total of 1,750,000 shares to 3,250,000 shares:

                                         Votes
               -------------------------------------------------------
                  For                   Against                Abstain
               ---------               ---------               -------
               6,411,390               1,084,115                  0

                There were no abstentions and 2,357,365 broker non-votes.


        3. Ratification of KPMG LLP as our independent auditors for the 2000 fiscal year ending December 31, 2000:

                                         Votes
               -------------------------------------------------------
                  For                   Against                Abstain
               ---------               ---------               -------
               9,872,137                 11,965                   0

               There were no abstentions or broker non-votes.


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

                                     VaxGen, Inc.
                                     (Registrant)


Dated:  August 10, 2000              By:    /s/    Carter A. Lee
                                            ------------------------------------
                                            Carter A. Lee
                                            Senior Vice President
                                            Finance & Administration
                                            (Principal Financial Officer)