Form 10-Q
period 2000-09-30
VAXGEN INC
filed 2000-11-14
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

The issuer has one class of common stock with 13,706,136 shares outstanding as of October 31, 2000.

                                  VAXGEN, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                          PAGE

Item 1.     Financial Statements:
             Condensed Balance Sheets.........................................1
             Condensed Statements of Operations...............................2
             Condensed Statements of Cash Flows...............................3
             Notes to Condensed Financial Statements..........................4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations:
             Overview.........................................................6
             Results of Operations............................................8
             Liquidity and Capital Resources..................................10

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.........12

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.........................13

Item 5.     Other Information ................................................13

Item 6.     Exhibits and Reports on Form 8-K..................................14
            Signature.........................................................15

                          Item 1. Financial Statements

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

Item 1. FINANCIAL STATEMENTS

                         ASSETS

                                                         SEPTEMBER 30,        DECEMBER 31,
                                                              2000                1999
                                                         ---------------     ---------------
CURRENT ASSETS:
Cash and cash equivalents                                  $ 12,211,000        $ 16,063,000
Investment securities                                        42,994,000          54,471,000
Interest receivable                                             810,000             514,000
Prepaid expenses and other current assets                     1,541,000           1,151,000
                                                         ---------------     ---------------
TOTAL CURRENT ASSETS                                         57,556,000          72,199,000

Property and equipment, net                                   3,046,000           2,856,000
Other assets                                                    224,000             170,000
                                                         ---------------     ---------------
TOTAL ASSETS                                               $ 60,826,000        $ 75,225,000
                                                         ===============     ===============


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Payable to Genentech                                        $ 1,270,000           $ 817,000
Accounts payable                                                230,000             509,000
Accrued liabilities                                           2,913,000           2,629,000
Current portion of long-term obligations                         31,000              31,000
                                                         ---------------     ---------------
TOTAL CURRENT LIABILITIES                                     4,444,000           3,986,000

LONG-TERM OBLIGATIONS                                            64,000              89,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 20,000,000 shares
  authorized; none issued or outstanding                              -                   -
Common stock, $0.01 par value, 20,000,000 shares
  authorized; 13,611,259 and 13,511,565 shares issued
  and outstanding at September 30, 2000 and
  December 31, 1999, respectively                               136,000             135,000
Additional paid-in capital                                  112,325,000         111,034,000
Deferred stock compensation                                  (2,036,000)         (2,225,000)
Accumulated other comprehensive income/(loss) -
  unrealized gain/(loss) on investment securities                 5,000            (125,000)
Deficit accumulated during the development stage            (54,112,000)        (37,669,000)
                                                         ---------------     ---------------
TOTAL STOCKHOLDERS' EQUITY                                   56,318,000          71,150,000

                                                         ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 60,826,000        $ 75,225,000
                                                         ===============     ===============


       See accompanying notes to condensed financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,          PERIOD FROM
                                      ------------------------------   ----------------------------  NOVEMBER 27, 1995
                                                                                                     (INCEPTION) THROUGH
                                            2000             1999            2000           1999      SEPTEMBER 30, 2000
                                      -------------    -------------   -----------     ------------  -------------------
Revenue:

Grant revenue                          $    200,000     $         -      $  200,000    $          -    $    200,000

Operating expenses:

Research and development:
Genentech charges .....................   1,600,000         424,000       2,260,000         819,000       8,406,000
Other .................................   3,801,000       5,238,000      11,997,000      12,077,000      35,518,000
                                        -----------     -----------    ------------    ------------    ------------
Total research and development ........   5,401,000       5,662,000      14,257,000      12,896,000      43,924,000

General and administrative expenses ...   2,018,000       1,145,000       5,383,000       5,948,000      17,404,000
                                        -----------     -----------    ------------    ------------    ------------
Loss from operations ..................  (7,219,000)     (6,807,000)    (19,440,000)    (18,844,000)    (61,128,000)

Other income (expense) :
Investment income, net ................     971,000         711,000       3,012,000       1,229,000       7,078,000
Interest expense ......................      (9,000)         (5,000)        (15,000)         (6,000)        (62,000)
                                        -----------     -----------    ------------    ------------    ------------
Total other income, net................     962,000         706,000       2,997,000       1,223,000       7,016,000
                                        -----------     -----------    ------------    ------------    ------------
Net loss ..............................$( 6,257,000)    $(6,101,000)   $(16,443,000)   $(17,621,000)   $(54,112,000)
                                       ============    ============    ============    ============    ============
Basic and diluted loss per share ......$      (0.46)    $     (0.55)   $      (1.21)   $      (2.00)

Weighted average shares used in
computing basic and diluted loss
per share                                13,605,000      11,156,000      13,570,000       8,831,000
                                        ===========     ===========    ============    ============

See accompanying notes to condensed financial statements.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                    PERIOD FROM
                                                                                  Nine Months Ended              November 27, 1995
                                                                                    September 30,                (inception) through
                                                                         ------------------------------------
                                                                              2000                1999           September 30, 2000
                                                                         ----------------    ----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                                   $ (16,443,000)      $ (17,621,000)        $ (54,112,000)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization                                                  565,000             323,000             1,153,000
  Amortization of premiums and discounts on investment securities                341,000             186,000              (474,000)
  Stock compensation expense                                                     662,000           3,124,000             3,994,000
  Changes in assets and liabilities:
    Interest receivable                                                         (296,000)           (200,000)             (810,000)
    Prepaid expenses and other current assets                                   (390,000)           (984,000)           (1,541,000)
    Other assets                                                                 (55,000)              3,000              (113,000)
    Payable to Genentech                                                         453,000             598,000             1,270,000
    Accounts payable and accrued liabilities                                       5,000           1,132,000             3,143,000
                                                                         ----------------    ----------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                        (15,158,000)        (13,439,000)          (47,490,000)
                                                                         ----------------    ----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities                                            (16,567,000)        (48,148,000)         (133,679,000)
Sale and maturities of investment securities                                  27,833,000           9,767,000            91,164,000
Purchase of property and equipment                                              (754,000)         (1,685,000)           (4,052,000)
Long-term lease deposits                                                               -                   -              (120,000)
                                                                         ----------------    ----------------    ------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           10,512,000         (40,066,000)          (46,687,000)
                                                                         ----------------    ----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments under capital lease obligations                                         (25,000)            (13,000)              (43,000)
Stock issued to Genentech                                                              -                   -             1,025,000
Stock issued to other founders                                                         -                   -                20,000
Stock issued in private placements                                                     -           5,537,000            65,164,000
Stock issued in initial public offering                                                -          46,345,000            46,345,000
Issuance costs of private placements                                                   -            (264,000)           (4,208,000)
Issuance costs of initial public offering                                              -          (4,328,000)           (4,386,000)
Exercise of employee stock options                                               819,000                   -             1,471,000
Loans from Genentech                                                                   -                   -             1,000,000
                                                                         ----------------    ----------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        794,000          47,277,000           106,388,000
                                                                         ----------------    ----------------    ------------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   (3,852,000)         (6,228,000)           12,211,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              16,063,000           6,818,000                     -
                                                                         ----------------    ----------------    ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 12,211,000           $ 590,000          $ 12,211,000
                                                                         ================    ================    ==================

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:

Equipment acquired through capital leases                                   $          -           $ 138,000           $   138,000

Issuance of stock through conversion of Genentech note payable              $          -           $       -           $ 1,000,000



       See accompanying notes to condensed financial statements.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

2.   NON-CASH COMPENSATION

On April 1, 1999, the shareholders of the Company approved an increase in the number of shares reserved for grant under the Company's 1996 Stock Option Plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998, which were granted subject to stockholder approval of the plan amendment. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to non-cash compensation expense of $563,000 for the portion of the vesting period lapsed for the nine months ended September 30, 2000. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options.

                                  VAXGEN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

3.   LOSS PER SHARE

Excluded from the computation of basic and diluted loss per share, were stock options and warrants outstanding for the purchase of 1,998,000 and 1,674,000 shares of common stock as of September 30, 2000 and September 30, 1999, respectively, because the representative share increments would be antidilutive.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements.

In March 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101B. SAB 101B delays the effective date of SAB 101, "Revenue Recognition in Financial Statements," to the fourth quarter for fiscal years beginning after December 15,1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and is effective July 1, 2000. FIN 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The impact of the interpretation on the Company's financial position and results of operations was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

In November 1995, VaxGen was formed to continue development of AIDSVAX(R). At that time, Genentech, Inc. ("Genentech") licensed to us the technology necessary for completing development and commercialization of AIDSVAX(R). Currently, Genentech owns approximately 11% of VaxGen common stock.

Since our formation, we have focused on developing and testing AIDSVAX(R). We have developed formulations of AIDSVAX(R), which focus on the predominant HIV subtype in North America, Europe, the Caribbean, and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). We have commenced two Phase III clinical trials, one in North America and Europe and one in Thailand to determine the efficacy of AIDSVAX(R). In October 1999, we completed the initial inoculation and enrollment of over 5,400 trial volunteers for the North American/European Phase III clinical trial, which is being conducted in 61 clinical centers. In August 2000, we completed the initial inoculation and enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok.

To date, we have generated $200,000 in revenue from a preparedness grant from the National Institutes of Health for research and development of HIV vaccines. We anticipate only modest revenues from other governmental agencies or other grants or from collaborations with other entities over the next three to four years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of September 30, 2000, we had a deficit accumulated during the development stage of $54,112,000. We anticipate incurring substantial losses over at least the next three to four years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

An interim efficacy analysis of the North American/European Phase III clinical trial is scheduled for the fourth quarter of 2001. If the analysis yields sufficient statistical evidence to show that AIDSVAX(R) is effective, the Company, based upon the independent Data and Safety Monitoring Board's recommendation, will halt the trial and apply for regulatory approval. If the interim analysis is inconclusive, the Company will proceed as planned and complete the trial at the end of 2002. We anticipate that all the phases associated in obtaining regulatory approval will take approximately 24 months to complete.

In the future, we may have additional non-cash compensation expense due to a success bonus provision contained in employment agreements we have with three of our executive officers. Our employment agreements with these officers provide for issuance of an aggregate of 325,757 shares of common stock if:

   o The public market valuation of a share of the Company's common stock, as computed on a 30-day trailing average based on the average daily closing price of the Company's common stock over such period as reported by the Nasdaq Stock Market(R), is equal to or greater than $28.00 per share; or

   o There is an acquisition of the Company through tender offer or otherwise in which all shareholders have the opportunity to participate and realize a value equal to or greater than $28.00 per share.

If the shares are issued, we will record non-cash compensation expense equal to the aggregate value of shares on the date the $28.00 per share condition is met. For example, if the per share value of the stock upon issuance is $28.00, the charge to expense would be approximately $9,100,000 or an additional loss of $0.65 per share, based upon shares outstanding at September 30, 2000 after giving effect to the issuance of these shares. The aggregate issuance of the shares would have a dilutive effect of approximately 2.3%, based upon shares outstanding at September 30, 2000 after giving effect to the issuance of these shares.

We have a license and supply agreement with Genentech, whereby Genentech supplies clinical material for all of our clinical sites. We incurred expense of $1,300,000 for clinical material in the third quarter of 2000. We anticipate that we will incur another $1,200,000 for clinical material over the next two years.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 11% from $12,896,000 for the nine months ended September 30, 1999 to $14,257,000 for the nine months ended September 30, 2000. The increase is related to the on-going North American/European and Thai clinical trials along with development of additional AIDSVAX(R) vaccines (see further discussion in "Liquidity and Capital Resources"). These expenses included costs for additional personnel, non-cash compensation expense related to vesting of stock options, maintaining our new research laboratory facility and increases in fees paid to third parties associated with conducting the clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 9% from $5,948,000 for the nine months ended September 30, 1999 to $5,383,000 for the nine months ended September 30, 2000. The decrease was due primarily to non-cash compensation expense recorded in the second quarter of 1999 related to the issuance of warrants and modification of the terms of options in connection with resolving two employment matters offset by increased expenses incurred in 2000 related to additional personnel hired to support our growing infrastructure, equipment expense related to larger office facilities and certain administrative expenses associated with being a public company.

OTHER INCOME, NET

Other income, net, consisting primarily of investment income, increased by 145% from $1,223,000 for the nine months ended September 30, 1999 to $2,997,000 for the nine months ended September 30, 2000. This was primarily attributed to higher average balances of cash, cash equivalents and investment securities as a result of funds received from the initial public offering completed during the third quarter of 1999 and a private placement completed in the fourth quarter of 1999.

NET LOSS

Net loss for the nine months ended September 30, 2000, was $16,443,000 compared to a loss of $17,621,000 for the comparable period in 1999. The decrease in net loss was due to non-cash compensation expense in 1999 and an increase in investment income offset by an increase in expenses in 2000 as noted above.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 5% from $5,662,000 for the three months ended September 30, 1999 to $5,401,000 for the three months ended September 30, 2000. The decrease is related to decreases in fees paid to third parties associated with conducting the clinical trials offset by expenses related to the on-going North American/European and Thai clinical trials along with development of additional AIDSVAX(R) vaccines (see further discussion in "Liquidity and Capital Resources"). These expenses included costs for additional personnel, non-cash compensation expense related to vesting of stock options, maintaining our new research laboratory facility.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 76% from $1,145,000 for the three months ended September 30, 1999 to $2,018,000 for the three months ended September 30, 2000. The increase was due primarily to additional personnel hired to support our growing infrastructure, non-cash compensation expense related to vesting of stock options, equipment expense related to larger office facilities and certain administrative expenses associated with being a public company.

OTHER INCOME, NET

Other income, net, consisting primarily of investment income, increased by 36% from $706,000 for the three months ended September 30, 1999 to $962,000 for the three months ended September 30, 2000. This was primarily attributed to higher average balances of cash, cash equivalents and investment securities as a result of funds received from a private placement completed in the fourth quarter of 1999.

NET LOSS

Net loss for the three months ended September 30, 2000, was $6,257,000 compared to a loss of $6,101,000 for the comparable period in 1999. The decrease was due to non-cash compensation expense in 1999 and an increase in investment income offset by an increase in expenses in 2000 as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $55,205,000 at September 30, 2000. We have financed our operations since inception through capital provided by Genentech and sales of our common stock. Genentech has no obligation to provide future funding to the Company.

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

In December 1999, we completed a private placement of common stock with Vulcan Ventures, Inc., the investment organization of Paul G. Allen. The funds from the private placement support our on-going operations along with our current clinical trials. This private placement has also enabled us to commence development of a formulation of AIDSVAX(R), which focuses on the predominant HIV type found in Africa, China, India and South America (subtype C). Currently, we have developed formulations of AIDSVAX(R), which focus on the predominant HIV type in North America, Europe, the Caribbean and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). The private placement consisted of approximately 2,174,000 shares of common stock, which resulted in proceeds, net of expenses, to us of approximately $24,000,000.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through September 30, 2000, our gross investment in equipment and leasehold improvements was $4,052,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratory and the establishment of larger office facilities. Net cash used in operating activities for the nine months ended September 30, 2000 was $15,158,000 representing expenditures for research and development costs and general and administrative expenses.

In October 1999, we entered into a collaboration with the federal Centers for Disease Control and Prevention ("CDC") to support research at six of the 56 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX(R) vaccine. The CDC selected the six sites in the fourth quarter of 1999. Contractual arrangements between the CDC and the clinics were completed in the second quarter of 2000. The participating sites will continue to implement our Phase III protocol, as well as conduct epidemiological, social and behavioral research, which will be shared by the Company and the CDC. The sites will be compensated directly by the CDC for the clinical costs, which would have been incurred by the Company, and for conducting the additional research. The CDC has agreed to contribute approximately $8,000,000 to the participating sites over a four=year period.

The National Institute of Allergy and Infectious Diseases ("NIAID") is negotiating a collaboration with us to obtain and store clinical specimens from our North American/European Phase III clinical trial. The proposal provides that NIAID may fund approximately $4,600,000 for this program. The majority of the funding would go to third parties for their participation in the program. Consummation of the collaboration remains subject to final approval of the collaborative agreement by both parties.

An interim efficacy analysis of the North American/European Phase III clinical trial is scheduled for the fourth quarter of 2001. If the analysis yields sufficient statistical evidence to show that AIDSVAX(R) is effective, the Company, based upon the independent Data and Safety Monitoring Board's recommendation, will halt the trial and apply for regulatory approval. If the interim analysis is inconclusive, the Company will proceed as planned and complete the trial at the end of 2002. We anticipate that all the phases associated in obtaining regulatory approval will take approximately 24 months to complete.

We believe that our existing cash and cash equivalents and investment securities, together with investment income along with funds from other potential collaborative arrangements, will enable us to meet our forecasted expenditures through the anticipated completion of our North American/European Phase III clinical trial. However, we may need to raise additional funds to complete the Thai Phase III clinical trial and will need to raise additional funds to support the necessary manufacturing and development programs required in obtaining regulatory approval.

We will also need to raise additional capital if the Phase III clinical trials are further delayed or more costly than currently anticipated, or to continue operations if the Phase III clinical trials are not successful, or if commercialization is delayed for any other reason. Our future capital requirements are also dependent on several other factors, including:

   o  the progress of other internal research and development projects;
   o the need for leasehold improvements to facilities and the purchase of additional capital equipment;
   o  the ability to attract and negotiate business development opportunities;
      and
   o  the timing of revenue, if any, from AIDSVAX(R)

We cannot assure you that we will be able to raise funds when needed, or that such funds will be available on satisfactory terms. We expect that our ability to raise additional capital will be importantly effected by whether AIDSVAX(R) achieves clinical success at either the interim or final analysis. However, if clinical success is achieved at either point of analysis, we do not expect difficulty in raising additional capital.

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U. S. Government and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At September 30, 2000, we held government debt instruments in the principal amount of $16,960,000. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2000, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand's currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. At the time these contracts were written, the Thailand exchange rate was 37.5 Baht per one U. S. Dollar. As of September 30, 2000, we have incurred $1,000 in foreign exchange losses.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company's Registration Statement under the Securities Act of 1933 (File No. 333-78065) became effective June 29, 1999. Offering proceeds, net of aggregate expenses of approximately $4,400,000, were approximately $42,000,000. All of the expenses related to the offering were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. As of September 30, 2000, the Company has utilized approximately $11,000,000 of net proceeds of the offering for operating activities, capital expenditures, as well as for other general corporate purposes. The Company has invested the remainder of the net proceeds from the offering in investments such as high-quality corporate issues and government obligations.

ITEM 5. OTHER INFORMATION

On November 9, 2000, the Company issued a press release relating to the resignation of one of its directors. The Company announced that Roberta R. Katz resigned from the Company's Board of Directors due to personal reasons. Ms. Katz, whose resignation was effective November 2, 2000, had been a member of the Company's Board of Directors since September 1999.

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

                                      VaxGen, Inc.
                                      (Registrant)


Dated:   November 13, 2000            By: /S/      CARTER A. LEE
                                                ----------------------
                                                   Carter A. Lee

                                                   Senior Vice President
                                                   Finance & Administration
                                                   (Principal Financial Officer)