Form 10-K
period 2000-12-31
VAXGEN INC
filed 2001-03-30
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock ($.01 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on March 12, 2001, was $155.6 million.

The issuer has one class of common stock with 14,071,066 shares outstanding as of March 12, 2001.

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I....................................................................... 2
  Item 1.   Business......................................................... 2
  Item 2.   Properties.......................................................33
  Item 3.   Legal Proceedings................................................33
  Item 4.   Submission of Matters to a Vote of Security Holders..............33

PART II......................................................................34
  Item 5.   Market for the Registrant's Common Stock and Related Stock
             Matters.........................................................34
  Item 6.   Selected Financial Data..........................................36
  Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................37
  Item 7A.  Quantitative and Qualitative Disclosures About Market
             Risk............................................................43
  Item 8.   Financial Statements and Supplementary Data......................44
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................64

PART III.....................................................................65
  Item 10.  Directors and Executive Officers of the Registrant...............65
  Item 11.  Executive Compensation...........................................65
  Item 12.  Security Ownership of Certain Beneficial Owners and
             Management......................................................65
  Item 13.  Certain Relationships and Related Transactions...................65

PART IV......................................................................66
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.............................................................66

INDEX TO FINANCIAL STATEMENTS................................................66

SIGNATURES...................................................................69

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

     VaxGen, Inc. (the "Company" or "VaxGen") was formed in November 1995 to complete the development of, and commercialize, AIDSVAX (AIDSVAX(R) is a registered trademark of VaxGen), a preventive HIV (Human Immunodeficiency Virus) vaccine. The original AIDSVAX technology was developed by Genentech and then licensed exclusively to us. VaxGen is currently testing AIDSVAX in humans in two large-scale Phase III clinical trials. These are the first and so far only Phase III clinical trials ever conducted for a preventive HIV vaccine. If the Phase III clinical trials are considered successful, we plan to apply to the United States Food and Drug Administration (the "FDA") and foreign regulatory authorities for licenses to manufacture and sell AIDSVAX in the United States, Thailand and elsewhere.

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

     We have commenced two Phase III clinical trials, one in North America and Europe and one in Thailand, to determine the efficacy of AIDSVAX. In October 1999, we completed the enrollment of over 5,400 trial volunteers for the North American/European Phase III clinical trial, which is being conducted in 61 clinical centers. In August 2000, we completed the enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok. Based on meetings and documented discussions with the FDA and its Vaccines and Related Biological Products Advisory Committee, we believe that the requirement for regulatory approval is 30% efficacy, at statistical significance, of HIV infection in volunteers vaccinated with AIDSVAX.

     Our strategy is to develop, test and obtain regulatory approval for various formulations of AIDSVAX. The first two approvals we plan to obtain are in the United States for the formulation being tested in the United States trial and in Thailand for the formulation being tested in the Thai trial. We intend to use Genentech and/or other third parties as our partner(s) for manufacturing and distribution. Genentech has exclusive options to manufacture and market AIDSVAX products. If Genentech does not exercise its options, we have the right to pursue third party arrangements, with Genentech providing the transfer of technology necessary for manufacturing the vaccine.

VACCINES

     Vaccines  are  preventive,   not  curative.  As  a  result,   vaccines  are
particularly suited to address epidemics, even those of the magnitude of HIV/AIDS.

     Vaccines prevent infection by activating the immune system to neutralize infectious viruses. The immune system's initial response to a virus includes the production of antibodies. The antibodies bind to the virus and prevent it from entering cells. If a virus cannot enter a cell, it is unable to multiply and dies within a few hours in the host. This protection against infection is called neutralization.

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

OVERVIEW OF HIV AND AIDS

     HIV is the virus that causes AIDS (Acquired Immunodeficiency Syndrome), a lethal disease characterized by the gradual deterioration of the human immune system. Although the disease is manifested in many ways, the problem common to all patients is the destruction of essential immune cells known as T lymphocytes, or T cells. Destruction of these T cells by HIV makes the body particularly vulnerable to opportunistic infections and cancers that typify AIDS and ultimately cause death. Blocking HIV infection would prevent AIDS.

     HIV is transmitted by three predominant means: sexual contact; exposure to blood from an infected person, such as sharing needles in drug use; and transmission from infected mothers to their newborns.

     The HIV/AIDS epidemic is one of the largest epidemics in human history. Its spread across the world has been documented by the Joint United Nations Programme on

HIV/AIDS (UNAIDS) and the World Health Organization (WHO). According to UNAIDS and the WHO:

     - 1.1% of the world's adult (15 to 49 years of age) population was living with HIV/AIDS as of 2000;

     - 5.3 million per year, or approximately 15,000 people per day, were newly infected with HIV in 2000;

     -    36.1 million people are living with HIV/AIDS;

     -    3.0 million AIDS deaths occurred in 2000; and

     - 21.8 million people have died from AIDS since the beginning of the epidemic.

     In Thailand, initial infections with HIV were not reported until the mid-1980s. It is now estimated that almost 800,000 people (2.3% of the country's adult population) have already been infected. HIV infection has now penetrated China, India and Indonesia, some of the most populated areas of the world. AIDS is currently one of the top five fatal diseases worldwide and the most deadly infectious disease.

     An estimated 1,460,000 people in North America and Western Europe are currently infected with HIV. Approximately 75,000 new infections occur each year in these two regions.

     The table below presents the UNAIDS/WHO estimates on total population, adults, and estimated number of HIV infections throughout the world. These statistics lead us to believe that a market for an HIV vaccine could reach three billion people. Should this market include pediatric use, the number could exceed four billion.


                                                      Population

                                          -------------------------------------------
                                                                            Estimated
                                                                             Current
                                                            Adults             HIV
                                          1997 Total         15-49          Infection
                                          ----------        ------          ---------
Geographical Area                                         (thousands)

North America..........................     302,000          156,000            920
Latin America..........................     455,000          241,000          1,400
Western Europe.........................     400,000          201,000            540
Eastern Europe & Central Asia..........     373,000          193,000            700
East Asia & Pacific....................   1,452,000          815,000            640
South & Southeast Asia.................   1,860,000          955,000          5,800
North Africa & Middle East.............     322,000          164,000            400
Sub Saharan Africa.....................     593,000          268,000         25,300
                                          ---------        ---------         ------
WORLD TOTAL............................   5,757,000        2,993,000         35,700
                                          =========        =========         ======

----------------
Source: "AIDS Epidemic Update: December 2000" Joint United Nations Programme on
        HIV/AIDS and the World Health Organization, December 2000.

     Progress recently has been made in treating HIV infection. Current HIV therapies slow multiplication of the virus and delay the onset of AIDS. They do not cure HIV infection or AIDS. Costs of these drugs generally exceed $12,000 per year per patient in the industrialized world. Considering costs, toxicities, difficulties in compliance with complex drug regimens and the development of resistance to these drugs, we believe such therapies will be available only to a small fraction of the HIV-infected population. Thus, we believe they will probably have a minimal impact on the worldwide epidemic.

The HIV Infection Process

     A virus cannot replicate without entering a host cell. To make new infectious virus particles, a virus must enter a cell and overtake its metabolic machinery. If a virus cannot gain entry to a cell, it is incapable of surviving for more than a few hours in the body.

     Viruses are varied in their structure and use different ways to enter cells. HIV is a spherical virus that maintains its genetic information inside its protein core. This core is surrounded by an outer coat called the envelope. The envelope has protein projections, called glycoproteins, that extend out from its surface. Glycoproteins enable HIV to bind to, and subsequently enter, human cells. The principal glycoprotein on the envelope of HIV is called gp120. To present the proper orientation for infection, the gp120 proteins are organized on the virus surface in clusters of three.

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

     Once inside the cell, the viral envelope opens and the core of the virus is released, initiating a replication cycle that produces thousands of new virus particles per infected cell. As it multiplies, HIV kills infected T cells and releases new infectious virus into fluid or blood surrounding the cell. This cycle of:

     -    T cell infection;

     -    viral multiplication;

     -    T cell death; and

     -    re-infection of new T cells
leads to the destruction of an essential line of immunological defense. Substantial reduction of T cells ultimately causes increased susceptibility to the opportunistic infections and cancers that are characteristic of AIDS.

     In addition to T cells, HIV also infects, and may reside in, blood scavenger cells called macrophages. While infection of macrophages is not a primary cause of AIDS, it is important in the biology of HIV and part of our strategy to prevent infection by the virus.

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

     Although the potential genetic variation in HIV might appear limitless, only a small number of mutations confer advantage to the virus. As a result, there are a limited number of deadly viral subtypes and strains. We believe these fall into particular patterns providing a logical basis to formulating a vaccine for HIV. We also believe that the major subtypes of gp120 have been identified, although minor subtypes are identified periodically.

     SUBTYPES. There are five major subtypes of HIV. These are labeled "A" through "E," according to their order of discovery. The major difference between each subtype is a genetic variation in regions encoding the envelope protein (gp120) and the core antigens.

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

     To construct a successful vaccine, we need to consider the entire range of variation in gp120 and assure that we cover each of the sites on the gp120 protein that are open to attack by antibodies. Fortunately, most of the variable sites on gp120 have only one or two principal forms. By careful examination, we have been able to identify pairs of HIV viruses whose gp120 proteins, when combined together in a vaccine, enhance the overall antibody response. We believe this antibody response covers a wide range of HIV genetic variations currently known in North America and in countries of South Asia and the Pacific Rim.

PRODUCT

The Design of AIDSVAX

     AIDSVAX is designed to stimulate antibodies that prevent the HIV virus from infecting target cells. The antibodies attach to specific sites on gp120 protein on the virus' surface and prevent them from binding with receptors on the target cell. Unable to bind with and enter the cell, HIV is neutralized.

     In 1992, Genentech genetically engineered a version of the gp120 protein. Antibodies to this gp120 protein bound to a neutralizing site found on 65% of subtype B viruses. This virus was labeled B(MN) and was believed to represent the majority of HIV in the United States. Subsequently, synthetic gp120 of HIV B(MN) was incorporated into a monovalent AIDSVAX formulation, designated AIDSVAX
B. The monovalent formulations contain synthetic gp120 of a single type of HIV.

     Genentech used this AIDSVAX B formulation to vaccinate humans in Phase I and Phase II clinical trials. Phase I trials were used to test for dosage and safety. Phase II trials were conducted to determine whether the vaccine stimulated the desired immune system response.

     Antibodies obtained from 100% of those vaccinated with AIDSVAX B neutralized the B(MN) virus in laboratory tests. Further tests demonstrated that these antibodies bound to the gp120 protein of all HIV subtype B viruses tested. However, in laboratory tests and Phase II clinical trials, antibodies to B(MN) neutralized, to a greater extent, HIV isolates, which were termed T-tropic strains compared to HIV classified as M-tropic strains.

     To improve the breadth of the immune response, we identified a second virus, B(GNE8), from the M-tropic strain, and a synthetic version of its gp120 protein was added to the vaccine. The resulting bivalent vaccine, AIDSVAX B/B, which is designed to address two HIV strains, considerably expanded the vaccine's breadth of neutralization. We believe that these neutralizing antibodies cover virtually all known strains of HIV in North America.

     As a general strategy, we plan to develop AIDSVAX formulations that will stimulate antibodies against multiple binding sites on gp120. Our goal is to expand the range of antibodies that are stimulated by a vaccine to neutralize a broader group of HIV. A practical application of this strategy has been the conversion of AIDSVAX from a monovalent to a bivalent formulation.

Formulations of AIDSVAX

     Like most vaccines, AIDSVAX consists of two biologically active ingredients: antigen and an adjuvant. An antigen is the ingredient in vaccines that activates the human immune system response. The antigen in AIDSVAX is synthetic gp120 protein. Since the vaccine contains only a synthetic fragment of the virus and no genetic material, it is incapable of causing HIV infection. An adjuvant is an active ingredient in vaccines that improves the human immune system response by attracting immune cells into the region where the vaccine is injected. The adjuvant in AIDSVAX is alum, or aluminum hydroxide.

     Three different formulations of the AIDSVAX vaccine have been developed and clinically tested in Phase I/II trials. These include: monovalent AIDSVAX B for HIV infections in North America and Europe bivalent AIDSVAX B/B for HIV infections in North America and Europe, and bivalent AIDSVAX B/E for HIV infections in Southeast Asia.

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

     In subsequent trials, chimpanzees were vaccinated with AIDSVAX B(MN) and then challenged with a different strain of HIV known as B(SF2). Despite this difference, vaccination with AIDSVAX B(MN) conferred complete immunity and protection against infection with the B(SF2) strain. All of the vaccinated control animals became infected with HIV. The cross-protection observed in this experiment documented that AIDSVAX could successfully protect animals from infectious HIV having a genetic composition distinctly different from the virus used to make the vaccine. Based on the results of the chimpanzee trials, Genentech sought and received regulatory approval to commence human clinical trials to test the safety and efficacy of AIDSVAX in humans.

HUMAN CLINICAL TRIALS

     Human clinical trials for vaccines involve three steps:

        - Phase I -- tests for safety;

        - Phase II -- larger-scale tests for safety and dosage, as well as a determination of whether the vaccine stimulates antibodies and immune memory; and

        - Phase III -- multi-center, placebo-controlled, double-blind tests to determine protection conferred by vaccination. These efficacy tests are performed in volunteers who have a high risk of HIV infection.

PHASE I/II TRIALS -- DOSAGE AND SAFETY, ANTIBODY STIMULATION, MONOVALENT
AIDSVAX B

     Phase I trials with monovalent AIDSVAX B vaccine were conducted by Genentech. AIDSVAX B was clinically evaluated in 671 HIV-negative volunteers and 662 HIV-positive volunteers. None of the vaccinees reported serious side effects. Some vaccinees occasionally experienced pain at the injection site, as is common with many vaccines.

     AIDSVAX B was tested at three doses: 100 (U)g, 300 (U)g and 600 (U)g of gp120. The 300 (U)g dose was consistently found to be most effective, stimulating a higher antibody response without serious side effects. The clinical trial results also indicated that monovalent AIDSVAX B, at all three doses tested, did not alter the progression of ongoing HIV infection.

     In one study, 140 HIV-negative volunteers were vaccinated and boosted three times with monovalent AIDSVAX B vaccine. Vaccinations were given at time 0, one month and six months with an additional booster at 12 or 15 months. Antibodies stimulated by vaccination with AIDSVAX B were measured for their ability to neutralize HIV in culture tests. All of the vaccinated volunteers produced antibodies in their blood that neutralized infectivity of HIV B(MN), the strain that was used for preparation of

AIDSVAX. These neutralization tests were considered of key importance since they measured the actual biological activity of the vaccine-stimulated antibodies.

     Immune memory response to HIV in the same volunteers was measured by examination of neutralizing antibody levels stimulated by sequential booster shots. All vaccine recipients produced high levels of neutralizing antibody with boosting. These antibody levels gradually declined with time. Each booster shot, however, resulted in a rapid antibody response of even higher concentration, demonstrating a memory recall of the antibody response. This is strong evidence of immune memory being stimulated by the vaccine. We believe that such memory will be key for protection, enabling the educated immune system to ward off HIV infection before it establishes itself.

PHASE I/II TRIALS -- BIVALENT AIDSVAX B/B AND B/E

     We believe that, since an antibody to a single receptor-binding site can cause neutralization, antibodies to multiple receptor-binding sites will result in yet broader neutralization. On this basis we developed and tested two formulations of bivalent AIDSVAX.

     We conducted two Phase II trials in the United States and Thailand in 214 HIV-negative volunteers. The trials used two bivalent formulations of AIDSVAX. The volunteers were vaccinated and then given boosters one month later followed at six months with another boost. The vaccine tested in the United States was AIDSVAX B/B. The vaccine tested in Thailand was AIDSVAX B/E. Each of the vaccines was selected for the known prevalence of these virus subtypes in the particular countries tested. The trials were also designed to compare the results of bivalent AIDSVAX to those of monovalent AIDSVAX. Four factors were monitored:

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

     The Phase II studies also demonstrated the stimulation of antibodies to receptor-binding sites on gp120 proteins that were contained in the respective vaccines. AIDSVAX B/B stimulated antibodies to M-tropic and T-tropic HIV found in the United States. AIDSVAX B/E stimulated antibodies to M-tropic and T-tropic HIV found in Thailand. In contrast, the monovalent vaccine stimulated a narrower range of antibodies, primarily to T-tropic strains.

     We believe these findings support our hypothesis that a combination of gp120 proteins in the bivalent vaccine would stimulate antibodies to a broader range of HIV strains.

PHASE III CLINICAL TRIALS FOR AIDSVAX

     In June 1996, we met with the FDA and its Vaccine and Related Biological Products Advisory Committee to review the protocols for our Phase III clinical trials. At this meeting, a discussion and vote was conducted on the issue of whether the interim analysis could be used to determine vaccine efficacy. By a vote of 12-0 in favor, it was agreed ". . . that the data safety monitoring board will . . . recommend that the study be terminated if the trial detects an efficacy of greater than 30%." In such a case, the halt of the trial would be followed by vaccination of the placebo recipients and application for licensure of the vaccine.

     In May 1998, the FDA informed us that the data from our Phase I/II studies were acceptable and that we could proceed to Phase III clinical trials in North America and Europe. The first volunteers in the Phase III clinical trial were vaccinated in June 1998. We concluded the enrollment of the trial in October 1999 with approximately 5,400 volunteers.

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

     In May 1998, we outlined our plans for Phase III clinical trials in Thailand and in February 1999, we received an import license from the Thai FDA with approval to begin Phase III clinical trials. In March 1999, the first volunteers in Bangkok were vaccinated, initiating the Phase III clinical trial. The enrollment for the trial was completed in August 2000 with approximately 2,500 volunteers.

     The formulation of AIDSVAX that we are testing in North America and Europe is different from the formulation being tested in Thailand. Different formulations are necessary because the strains of HIV virus are different in the two locations.

 Trial Design

     We are currently conducting two large, placebo-controlled, double-blind, Phase III clinical trials. The test group of volunteers receives AIDSVAX while the placebo group receives a comparable-appearing placebo containing alum alone. All vials of vaccine and placebo are coded. During the trials, neither volunteers nor researchers know which volunteers are given the vaccine or placebo until the trials are completed or stopped by the independent review board. Each volunteer is vaccinated a total of seven times, during a 30-month period. The purpose of the booster doses, one each six months, is to stimulate high antibody levels throughout the entire trial period. During each visit, the volunteers receive counseling on how to avoid the risk of HIV infection. Follow-up with volunteers will continue for at least six months after the last vaccination is administered.

     Volunteers in North America and Europe consist primarily of HIV-negative homosexual men and HIV-negative women who have HIV-infected sexual partners or high-risk sexual behavior. Volunteers in Thailand consist of HIV-negative intravenous drug users with a high risk for blood-borne transmission of HIV. In both the North American/European and Thai clinical trials, the volunteers are recruited, vaccinated and monitored by clinics with HIV expertise and experience with these particular population groups.

     The size of each Phase III clinical trial was established by a statistical model that included: (1) the statistical power to detect 30% efficacy at statistical significance in preventing HIV infection; (2) the rate of infection of the volunteer group; and (3) assumptions concerning the rate of retention of the volunteers in the trial for a 36 month clinical observation period.

     Within these parameters, the North American/European clinical trial includes 5,400 volunteers, randomized 2:1 for vaccine:placebo recipients. The trial in Thailand includes 2,500 volunteers, randomized 1:1 for vaccine:placebo recipients. The North American/European Phase III clinical trial is taking place in 56 clinics in the U.S., one clinic each in Puerto Rico and in the Netherlands, and three clinics in Canada. The trial in Thailand is taking place in 17 methadone clinics under direction of the Bangkok Metropolitan Administration.

     Each Phase III clinical trial is conducted in two overlapping steps:

        (1) recruitment of volunteers during an estimated 12-to-14 month period; and

        (2) a 36-month clinical observation period.

     For each individual, the 36-month observation period begins on the day of their first vaccination. As a result, the entire clinical trial will be completed upon recruitment of the volunteers and completion of their collective 36-month observation periods.

     As part of the study design, an interim efficacy analysis will be performed in each clinical trial. In our North American/European trial, the interim analysis will be conducted in November 2001. The interim analysis for the Thai trial is anticipated to be conducted during the fourth quarter of 2002.

Enlistment of Clinical Sites and Volunteers

     We enlisted clinical sites based on their ability to perform clinical trials and to recruit the appropriate type and number of volunteers for the Phase III clinical trials. Our North American/European trial called for approximately 1,700 HIV-negative volunteers to be recruited from an already established group of at-risk individuals at 12 clinical centers. These centers, sponsored by the National Institutes of Health as part of a vaccine preparedness trial, have over the past four years established a system for the recruitment of at-risk volunteers. The trial design further called for recruiting the remaining 3,700 HIV-negative volunteers by the 49 additional clinical sites. Based on experience at the 12 clinical centers, we are assuming an incidence of 1.5% HIV infection per year, and a retention rate of at least 80% for volunteers for the entire 36-month observation period.

     In Thailand, a group of injection drug users were recruited through a combined effort of the Bangkok Metropolitan Administration, Mahidol University and the Centers for Disease Control and Prevention. The trial design called for the recruitment of an estimated 600 HIV-negative volunteers from an already established group and for 1,900 HIV-negative volunteer injection drug users from the Bangkok population. We are assuming a 4% incidence of HIV in these volunteers and a retention rate of over 75% during the 36-month observation period. Retention rate refers to the degree to which volunteers continue to participate in the study.

Conduct of the Phase III Clinical Trials

     We have a clinical team of 33 full-time employees who assist and monitor the 61 clinical sites that are engaged in the North American/European AIDSVAX trials. This clinical team organizes and monitors:

     - the clinical testing sites;

     - data management;

     - the central contract laboratory for HIV testing;

     - sample handling and shipping; and

     - bio-statistics.

     Audit and monitoring functions are also conducted by an outside clinical research organization, which audits the clinical sites for compliance with the Phase III procedures, data recording, medical records and the use of good clinical practice, as defined by the FDA.

     For Thailand, we employ a clinical team of four and have contracted a full-time staff of three in Bangkok. The Bangkok operations are directed by a project manager and a Thai physician who provide interface between us and Thai institutions involved in the Phase

     III clinical trials. Approximately 200 people in Thailand are also involved in administration and conduct of the trials and are employed by the Bangkok Metropolitan Authority.

     Each clinical site has agreed to conduct its activities according to the United States and Thai FDA-reviewed Phase III protocols. The protocol sets standard procedures for all sites and laboratories. Following each visit of volunteers to the clinical site, data are recorded in both the volunteers' permanent medical chart, as well as on a case report form, which is forwarded to us. The trial design calls for approximately 1,200,000 case report forms to be gathered and entered into the database for both clinical trials. As of December 31, 2000, we have processed approximately 570,000 case report forms.

     The Phase III protocol also requires clinical sites to report any serious adverse event to VaxGen. Any serious adverse events are to be immediately examined in detail by our clinical monitors. If deemed a serious event related to the vaccine, the event is to be promptly reported to the FDA. The protocol requires all other adverse events to be recorded on the case report forms and provided to VaxGen's Data and Safety Monitoring Board (DSMB) and the FDA for review on a periodic basis.

Interim Analysis and Completion of the Phase III Clinical Trials

     The DSMB oversees the clinical trials in North America, Europe and Thailand. The 10 person monitoring board consists of prominent clinicians, AIDS specialists, vaccinologists and statisticians. The board contains seven members from the United States and three from Thailand. A former Deputy Director of the Centers for Disease Control and Prevention serves as the Chairman of the monitoring board.

     The DSMB is scheduled to evaluate the safety and trial conduct every six months. In 1999 and 2000, a total of four reviews were conducted. Based on the data presented to the DSMB, each time there were no significant or unexpected findings related to safety. In both trials, the vaccine appears to be safe. In addition, the trials continue to exhibit high retention of volunteers.

     For the North American/European clinical trial, we will have our first opportunity in November 2001 to find out how well AIDSVAX works. If the results of the interim analysis demonstrate 30% or greater efficacy, at statistical significance, we believe that the DSMB will recommend that we terminate the trial. We will then begin the process of applying for regulatory approval and begin vaccinating the placebo group to conform to ethical requirements. If the results of the interim analysis are inconclusive, we will proceed for another 12 months to the scheduled endpoint of the trial at the end of 2002. During this time, we will gather additional statistical power that will improve our ability to determine the vaccine's effectiveness. An interim analysis for the Thai clinical trial is anticipated to take place during the fourth quarter of 2002.

     Following the close of the Phase III clinical trials, either at the time of the interim efficacy analysis or at the conclusion of the complete trial, we will prepare the final report, which will be entered into the Biologics License Application used for seeking regulatory approval.

Determination of Efficacy

     The primary endpoint of the Phase III clinical trials will be to determine the quantitative effect of AIDSVAX in high-risk volunteers. To gain FDA regulatory approval for the sale of AIDSVAX in the United States, we believe, based on discussions with the FDA and the recommendations of its Vaccine and Related Biological Products Advisory Committee, that we will need to demonstrate that the AIDSVAX vaccine reduces the level of HIV infection by at least 30% at a statistically significant level. Statistical significance means that if the clinical trial were repeated, an efficacy of greater than 30% would be observed 95 times out of 100. While these discussions and the vote of the Vaccine and Related Biological Products Advisory Committee are not binding on the FDA, they are generally followed. In the context of our United States clinical trial, which represents a small sampling from the entire population, this means that in order to establish a 30% efficacy at a statistically significant level there must be an observed reduction in the incidence of HIV in the group receiving the vaccine compared to the control group of between 45% to 65%, or possibly a higher percentage, depending on various factors that will have a bearing on the statistical significance of the clinical trial results. These factors include the number of patients ultimately retained in the study, the rate of HIV infection in the control group and the length of time associated with the clinical observation period. We anticipate that the efficacy required to obtain regulatory approval to market AIDSVAX in foreign countries will vary from one country to another and may differ significantly from that required by the FDA.

     A secondary endpoint of the Phase III clinical trials will be to determine qualitative effects of AIDSVAX on HIV infections. This is performed in case the vaccine induces meaningful immunity, but the immune response is not of sufficient strength to fully prevent infection. For this purpose, multiple blood samples are drawn from each infected volunteer as part of the Phase III clinical trials. Each of the blood samples can be examined for levels of circulating virus, or viral load. From this, we can determine if vaccinated individuals have suppressed their HIV infections relative to those in the placebo group.

     If the infection is transient, or if the level of HIV is maintained in vaccine recipients at low levels, this might indicate that the vaccine is slowing the progression of HIV infection. In therapeutic studies it is known that suppression of viral load correlates with an extension of life. Therefore, should we find that AIDSVAX causes a reduction in HIV infection, we might submit this data to support our primary regulatory application or, if justified, as a stand-alone submission.

     In addition to HIV antibody testing of all blood samples, a subset of volunteers, 5% of the total, will be monitored throughout the trial period with a variety of immunological tests. These tests will be performed to determine details of the immune response, with the goal of identifying an immune correlate of protection against infection. Such a correlate might include, for example, a determination of the minimum antibody level required to protect. We believe the finding of a correlate of protection both supports the scientific rationale of the vaccine and provides a measurement by which the vaccine may be improved. We believe finding a correlate of protection would be viewed favorably in the context of any regulatory applications submitted to the FDA.

THE MARKET FOR AIDSVAX

     We have developed formulations of AIDSVAX that focus on HIV found in some of the major regions of the world. Our first bivalent vaccine, AIDSVAX B/B, is directed against the predominant HIV subtype in the Americas, Europe, the Caribbean and Australia. Our second bivalent vaccine, AIDSVAX B/E, is directed against the predominant HIV subtypes in Southeast Asia, the Pacific Rim, Indonesia and southern portions of China. Based on the populations of these regions, the market for the two current formulations of AIDSVAX could cover approximately half of the world's population, or nearly three billion people.

     We also have plans to develop two additional AIDSVAX vaccines: one for the subtype C virus, which would be directed against viruses in China, India and Africa; and one for subtype A and D viruses, which are commonly found in Sub-Saharan Africa and parts of South America. We believe that four vaccines directed against the A, B, C, D and E subtypes of HIV would effectively address the worldwide spread of the HIV/AIDS epidemic. Our ultimate goal is to produce a single vaccine for worldwide use.

Influence of Vaccine Improvements

     We believe we will be able to rapidly develop new formulations of AIDSVAX. We have accomplished this with our two bivalent formulations of AIDSVAX. This process provides for a continued basis of product improvement.

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

LICENSE AND SERVICES AGREEMENTS WITH GENENTECH

     We have entered into a license agreement with Genentech, which in part defines the working relationship between the companies. The licensed technology relates to the development  of a  vaccine  based  on,  containing,  incorporating  or using the recombinant gp120 subunit protein developed by Genentech to prevent, but not treat, HIV infection and/or AIDS. Genentech has granted us an exclusive license to all patents and patent applications directly related to this technology and to proprietary know-how necessary for this technology. Certain of the licensed technology is sublicensed to us under licenses from third parties to Genentech. We, as the exclusive licensee of Genentech, have assumed all of Genentech's obligations under these third-party license agreements. The initial term of the license agreement is 15 years from the commercial introduction date of a licensed product and will be determined on a country-by-country, product-by-product basis.

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

     - VaxGen and Genentech will share net profits from sales of the licensed products, 30% and 70%, respectively, for sales within the United States and 70% and 30%, respectively, for sales outside the United States;

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

     Under the license agreement, we are required to use due diligence in developing, seeking regulatory approval for, marketing and commercializing licensed products. Development and commercialization of licensed products is our sole business goal. In connection with reaching this goal, we are required to achieve the filing of the first market approval for a licensed product with the FDA no later than the fifth anniversary of the closing of our 1997 private placement. If we are unable to meet this milestone due to certain agreed-upon events or circumstances, we may request an extension from Genentech, subject to a two-year limit on such extensions. If we are unable to meet a milestone for any reason other than the agreed-upon events or circumstances, any extension granted will be at Genentech's sole discretion. If we fail to exercise our due diligence, Genentech has the right to convert our exclusive license to a non-exclusive license, and may be entitled to terminate the license.

     We have also entered into a services agreement with Genentech pursuant to which Genentech has agreed to provide us with research, process science, manufacturing, clinical and regulatory support, primarily by making the services of certain Genentech personnel available to us. We reimburse Genentech for their fully burdened direct costs relating to the provision of these services. Either party may terminate the services agreement upon a breach, which continues uncured for more than 60 days, or upon the occurrence of bankruptcy or similar events. In addition, the services agreement will automatically terminate upon any termination of the license agreement. The services agreement recently terminated on December 31, 2000 and is currently being renegotiated for extension.

LICENSED PATENTS

     Under the license agreement, we have licensed from Genentech exclusive rights to a portfolio of United States and foreign patents. These patents cover nine families of subject matter. We have eight issued United States patents and eight pending United States patent applications. With foreign filings, we have 83 issued patents and 37 are still pending. The technology claimed in these patents and applications involves a range of HIV vaccine product development activities, including the cloning and expression of recombinant virus glycoproteins for use as vaccine products and sustained release formulations of HIV gp120. Also claimed by patent filings are specific compositions of matter for the components of our vaccine products, and proprietary production, recovery and purification process technology. Together, these filings provide intellectual property that we believe will enhance the value of our products.

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

     We were informed in 1997 that Chiron Corporation filed oppositions against two of Genentech's European patents that are licensed to us. With our assistance, Genentech defended these patents, which were both upheld in amended form in May 2000. By prevailing in both patent disputes, we confirmed our exclusive rights to various forms of key proteins, methods for manufacturing the proteins, and their use for the prevention and treatment of HIV/AIDS. We believe the broad intellectual property protection afforded by these patents may allow us to participate in, and benefit financially from, the development of any vaccine that uses these proteins, in particular the form of gp120 that is the main ingredient in AIDSVAX. Chiron Corporation has recently appealed both decisions, and the appeals are pending.

     We have been informed by the United States Department of Health and Human Services (DHHS) that we may need to obtain a license under one or more of its United States and foreign patents involving molecular clones of HIV-1 viral strains MN-STI and BA-L. We are currently exploring the advisability of obtaining such a license. However, we are not currently employing these particular strains in any vaccine development. We filed an opposition to a European counterpart of this DHHS patent. This opposition was decided recently. Although the European patent was upheld, the patent was significantly amended and limited to these specific strains, such that we deemed it necessary to appeal the decision. We have been informed that the DHHS has decided not to appeal.

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

MANUFACTURING

     We intend to rely on third parties to manufacture AIDSVAX or to build our own manufacturing facility. Our license agreement with Genentech gives Genentech an option to manufacture and supply AIDSVAX for clinical testing and commercial sale. The license also gives Genentech an option to manufacture any AIDSVAX formulation beyond those it has already agreed to supply. If Genentech does not exercise its option to manufacture AIDSVAX, the license agreement allows us to enter into manufacturing agreements with third parties and pay a predetermined royalty to Genentech. If we utilize a third party, the license agreement provides that Genentech must transfer the required manufacturing technology and know-how to the third party. However, manufacturing facilities capable of producing biological drug products using mammalian cell culture fermentation in large-scale are limited and in high demand on a worldwide basis.

     Genentech has developed a proprietary method for producing synthetic gp120 protein. This method has enabled Genentech to clone and express gp120 genes from two dozen

HIV strains. Utilizing genetic engineering, a fragment of coding information from HIV, consisting of the gp120 gene, is cloned from HIV into mammalian cells (Chinese hamster ovary cells). We have an exclusive license from Genentech to all of these genes and the technical know-how to produce the synthetic gp120 proteins.

     Specifically, for any formulation of AIDSVAX, the gp120 gene is inserted into Chinese hamster ovary cells which act as cellular factories that can produce commercial quantities, measured in kilograms, of gp120 protein. The production of gp120 in Chinese hamster ovary cells assures both genetic consistency and structural integrity of the synthetic product. As a result, the synthetic form is virtually identical to the natural form of gp120 that occurs in HIV viral particles. Since only a fragment of HIV is used in this process, there is no production of infectious HIV, and the final product is incapable of causing infection or disease.

     Genentech supplied us, cost-free, with its stock of approximately 300,000 doses of the B(MN) gp120 protein for testing in our Phase III clinical trials. We will use the B(MN) gp120 protein following successful completion of formulation with alum, vialing and quality assurance/control testing, for which we will bear Genentech's costs and expenses. Genentech also supplied us with agreed-upon amounts of up to two additional gp120 proteins, B(GNE8) and E(244), for use in combination with the currently manufactured B(MN) gp120 for clinical trials. For the additional antigens, we pay Genentech its fully burdened manufacturing costs.

GOVERNMENT COLLABORATIONS

     We have established collaborative relationships with two federal government agencies: 1) The Centers for Disease Control and Prevention; and (2) National Institute of Allergy and Infectious Diseases.

     Our  collaborations  with the Centers for  Disease  Control and  Prevention
(CDC) are conducted in both the United States and Thailand. In October 1999, we entered into a collaboration with the CDC to support research at six of the 56 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX vaccine. The CDC selected the six sites in the fourth quarter of 1999. Contractual arrangements between the CDC and the clinics were completed in the second quarter of 2000. The participating sites will continue to implement our Phase III protocol, as well as conduct epidemiological, social and behavioral research, which will be shared by us and the CDC. The sites will be compensated directly by the CDC for the clinical costs, which would have been incurred by us, and for conducting the additional research. The CDC has agreed to contribute approximately $8,000,000 to the participating sites over a four-year period. In Thailand, the CDC is assisting in the measurement of viral loads in infected vaccinees and placebo recipients, as well as examining HIV subtypes and strains in the study populations.

     On March 23, 2001, we finalized the collaborative agreement with the National Institute of Allergy and Infectious Diseases (NIAID) to obtain and store clinical specimens from our North American/European Phase III clinical trial. The agreement provides that NIAID may fund approximately $3,000,000 to $4,000,000 for this program. The majority of the funding would go to third parties for their participation in the program.

OTHER COLLABORATIONS

     VaxGen also has on-going collaborations in which we provide AIDSVAX to four separate phase I/II clinical trials testing combination vaccines. Our vaccine is being tested with two different formulations of an Aventis Pasteur vaccine candidate. The trials are being conducted in the United States and abroad in both adult and infant populations.

COMMERCIAL RELATIONSHIP WITH AVENTIS PASTEUR

     On April 10, 1998, we signed a non-binding letter of intent with Aventis Pasteur (formerly Pasteur Merieux Connaught) to co-develop an alternative vaccine regimen, called the prime/boost. The prime/boost utilizes two independent vaccines administered sequentially. An Aventis Pasteur vaccine is administered initially, followed by a bivalent gp120 vaccine. Should it prove efficacious, the alternative vaccine regimen would be developed, clinically tested, and if approved by regulatory agencies, marketed by Aventis Pasteur. We would serve as a scientific co-developer and a source for bivalent formulations of AIDSVAX, a critical component of the regimen. We believe we would share significantly in profits made from the sale of both vaccines -- the Aventis Pasteur combination vaccine, as well as AIDSVAX.

     Currently, Aventis Pasteur and VaxGen are discussing collaborative studies with our respective vaccines, as well as a long-term co-development agreement. Genentech currently holds exclusive options for the manufacture and marketing of AIDSVAX. Thus, the long-term relationship being discussed with Aventis Pasteur would require Genentech's approval.

COMPETITION

     We estimate that approximately 30 other HIV vaccines have been tested; most of them to date have been unsuccessful. Only AIDSVAX and two other major vaccines have progressed to Phase II testing. AIDSVAX is the only HIV vaccine to commence Phase III clinical trials.

     We believe that we now lead all competitors worldwide in the development of an HIV preventive vaccine. Of the two major HIV vaccines that have reached human clinical trials, we have full control of the leading product, AIDSVAX, and we may become a partner in the second with Aventis Pasteur.

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

     - the submission to the FDA of a Biologics License Application that includes both clinical trial data and manufacturing information;

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

     Preclinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety, purity and potency of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good
Laboratory Practices. The results of the preclinical tests together with manufacturing information and analytical data are submitted to the FDA as part of the Investigational New Drug Application and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an Investigational New Drug Application by placing the study on clinical hold, the Investigational New Drug Application will become effective 30 days following its receipt by the FDA. The FDA may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA does place the study on clinical hold, the sponsor must usually resolve all of FDA's concerns before the study may proceed.

     Clinical trials involve the administration of the investigational product to humans under the supervision of qualified principal investigators. Clinical trials are conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the Investigational New Drug Application. In addition, each clinical trial is approved and conducted under the auspices of an institutional review board and with the patients' informed consent. The institutional review board considers, among other things, ethical factors, the safety of human subjects and possibility of liability of the institutions conducting the trial.

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

     All data obtained from this comprehensive program, in addition to detailed information on the manufacture and composition of the product, would be submitted in a Biologics License Application to the FDA for review and approval for the manufacture, marketing and commercial shipments of AIDSVAX. FDA approval of the Biologics License Application is required before marketing may begin in the United States. The FDA also may, at any time, require the submission of product samples and testing protocols for lot-by-lot confirmatory testing by the FDA prior to commercial distribution. This means a specific lot of vaccine cannot be released for commercial distribution until the FDA has authorized such release. Similar types of regulatory processes will be encountered as efforts are made to market the vaccine internationally. We will be required to assure product performance and manufacturing processes from one country to another.

     For commercialization of AIDSVAX, the manufacturing processes described in our Biologics License Application must receive FDA approval and the manufacturing facility must successfully pass an inspection prior to approval of AIDSVAX for sale within the United States. The pre-approved inspection assesses whether, for example, the facility complies with the FDA's good manufacturing practices. These practices include elaborate testing, control, documentation, record keeping and other quality assurance procedures. If Genentech does not exercise its option to manufacture AIDSVAX, we must pursue third-party manufacturing arrangements. For marketing outside the United States, we will be subject to the regulatory requirements of other countries, which vary from country to country, including marketing approval requirements. The time needed to secure regulatory approval in other countries may be longer or shorter than that required for FDA approval.

EMPLOYEES

     As of December 31, 2000, we had 78 employees: 37 are clinical staff, 22 are research and development staff and 19 are management/administration staff. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

EXECUTIVE OFFICERS

     The names of our executive officers as of December 31, 2000 and information about them is presented below.


NAME                                               AGE               POSITION
----                                               ---               --------
Donald P. Francis...............................    58   President, Director
George T. Baxter................................    48   Senior Vice President, General Counsel
Phillip W. Berman...............................    52   Senior Vice President, Research & Development-- Director
John G. Curd....................................    55   Senior Vice President, Medical Affairs
Carter A. Lee...................................    48   Senior Vice President, Finance & Administration
William L. Heyward..............................    50   Vice President, International Clinical Research


     Donald P. Francis, M.D., D.SC. Dr. Francis co-founded VaxGen in November 1995 and has served as our President and as a director since inception. Following the resignation of Robert Nowinski, PhD, in December 2000, Dr. Francis assumed the role of interim Chief Executive Officer.From 1993 to 1995, Dr. Francis directed HIV vaccine clinical research at Genentech. Prior to joining Genentech, Dr. Francis served from 1971 to 1992 in various positions at the Centers for Disease Control. During this period, Dr. Francis established and directed the HIV laboratory for the Centers for Disease Control and served as an Assistant Director, Viral Diseases Program. At that time, he was also a principal investigator in one of the two Phase III clinical trials that led to licensure of the hepatitis B vaccine in the United States. In 1976, Dr. Francis was the lead epidemiologist on the first clinical team to encounter and control the Ebola virus. Prior to such time, Dr. Francis had a central role in the World Health Organization's smallpox eradication program, which eradicated smallpox from the world. Dr. Francis received an M.D. from Northwestern University and completed his training in pediatrics at Los Angeles County/USC Medical Center. Dr. Francis received a doctorate in virology from the Harvard School of Public Health.

     George T. Baxter, Mr. Baxter has served as our Senior Vice President, General Counsel and Corporate Secretary, since September 2000. Prior to joining VaxGen, Mr. Baxter specialized in AIDS-related litigation. In the course of more than a decade of practice, he won five significant cases. His practice, which was based in New Jersey, also specialized in epidemiology, biological and corporate litigation. Before entering private practice, Mr. Baxter served with a New Jersey-based law firm where he practiced general and corporate litigation. Mr. Baxter earned his B.A. from William Patterson University and an M.A. from John Jay College at the City University of New York, and a J.D. from Rutgers University Law School.

     Phillip W. Berman, PH.D. Dr. Berman is the inventor of AIDSVAX and has served as our Senior Vice President, Research & Development, since April 1999. Dr. Berman served as our Vice President of Research & Development from November 1997 to April 1999, and has served as a director since October 1997. From 1982 to 1997, Dr. Berman served in various capacities with Genentech, including Senior Scientist, Molecular Biology Department, and Staff Scientist, Department of Immunology and also Department of Process Sciences. From 1984 until he joined VaxGen, Dr. Berman had research responsibilities in Genentech's AIDS Vaccine Project. Dr. Berman received an A.B. in biology from the University of California, Berkeley, a Ph.D. in biochemistry from Dartmouth College and performed post doctoral research at the Neurobiology Laboratory of the Salk Institute and the Department of Biochemistry and Biophysics at the University of California, San Francisco.

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

     Carter A. Lee Mr. Lee has served as Senior Vice President, Finance & Administration since April 1999. From 1991 to 1997, Mr. Lee served as Senior Vice President and Chief Financial Officer of Diefenbach Elkins International, Inc. (now known as FutureBrand), a corporate branding consultancy. From 1990 to 1991, Mr. Lee served as Vice President, Finance & Administration of EDAW, Inc., a landscape architecture and planning firm. From 1987 to 1990, Mr. Lee served as Vice President and Corporate Controller of Landor Associates, a strategic design consulting firm. Prior to such time, Mr. Lee served in various positions at Coopers & Lybrand (now known as PricewaterhouseCoopers LLP). Mr. Lee received a B.A. from the University of California, Berkeley, and an M.B.A. from California State University, Hayward.

     William L. Heyward, M.D. Dr. Heyward has served as our Vice President, International Clinical Research, since January 2000. Dr. Heyward served at the Centers for Disease Control and Prevention (CDC) for more than 20 years. While at CDC, Dr. Heyward coordinated vaccine trial research in Alaska on hepatitis B and Haemophilus influenzae type b and was involved in the investigation of the Ebola epidemic in Kikwit, Zaire. His most recent position at the CDC entailed coordinating domestic and international HIV vaccine development and evaluation. Prior to that he was director of the largest AIDS research project in Africa and was detailed to the World Health Organization and UNAIDS as a specialist in HIV vaccines and vaccine trials. Dr. Heyward received his B.A. from Emory University, an M.D. from the Medical College of Georgia and his M.P.H. from the Johns Hopkins University School of Hygiene and Public Health.

FACTORS AFFECTING FUTURE RESULTS

     This section briefly discusses certain risks that should be considered by stockholders and prospective investors in VaxGen. You should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K and the information incorporated by reference. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline.

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

     Our success will depend entirely on the success of AIDSVAX. In particular, we must be able to:

     o  establish the safety, purity, potency and efficacy of AIDSVAX in humans;

     o obtain regulatory approvals for AIDSVAX, including a preapproval inspection of a manufacturing facility; and

     o  successfully commercialize AIDSVAX through collaborative relationships.

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

     To gain FDA regulatory approval for the sale of AIDSVAX in the United States, we believe, based on discussions with the FDA and the vote of its Vaccine and Related Biological Products Advisory Committee, that we will need to demonstrate that AIDSVAX reduces the level of HIV infection by at least 30% at a statistically significant level. These discussions and the vote of the Vaccine and Related Biological Products Advisory Committee, however, are not binding on the FDA. In the context of our United States clinical trial, which represents a small sampling from the entire population, this means that in order to establish 30% efficacy at a statistically significant level there must be an observed reduction in the incidence of HIV in the group receiving the vaccine compared to the control group of between 45% to 65%, or possibly a higher percentage, depending on various factors that will have a bearing on the statistical significance of the clinical trial results. These factors include the number of patients ultimately enrolled in the study, the rate of HIV infection in the control group and the length of time associated with the clinical observation period. We anticipate that the efficacy required to obtain regulatory approval to market AIDSVAX in foreign countries will vary from one country to another and may differ significantly from that required by the FDA. We cannot assure you that the data collected from our United States or Thai clinical studies will demonstrate the required level of efficacy to permit the commercialization of AIDSVAX in the Unites States, in Thailand or in any other foreign country.

     Our trials could be delayed for a variety of reasons, including:

     o  lower than anticipated retention rate of volunteers in the trial; or

     o  serious adverse events related to the vaccine.

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

     There can be no assurance that the FDA will approve the AIDSVAX manufacturing processes or that manufacturing facilities will pass an FDA preapproval inspection for AIDSVAX. Should Genentech elect not to manufacture AIDSVAX, we must secure a third-party manufacturer. We cannot assure you that we will successfully identify a third party manufacturer or that its facilities will pass an FDA preapproval inspection for AIDSVAX. At a minimum, the FDA will require equivalency testing between Genentech produced AIDSVAX and third-party produced AIDSVAX if Genentech decides not to manufacture AIDSVAX itself. Depending upon differences in manufacturing processes, the FDA may also require additional clinical studies to establish the safety, purity and potency of AIDSVAX. Any failure to obtain or delay in obtaining such approvals would have a material adverse effect on our business, financial condition and results of operation.

     Even if United States regulatory approval for AIDSVAX is obtained, the license will be subject to continual review, and newly discovered or developed safety or efficacy data may result in revocation of the marketing license. Moreover, if and when such approval is obtained, the marketing of AIDSVAX will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA's general prohibition against promoting products for unapproved or "off-label" uses. The AIDSVAX manufacturing facilities are also subject to continual review and periodic inspection and approval of manufacturing modifications. Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any such enforcement action could harm our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on VaxGen.

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

     We have only a limited operating history and we expect to continue to generate losses. To date, we have engaged primarily in research, development and clinical testing. At December 31, 2000, we had an accumulated deficit of approximately $69.5 million. We sustained net losses of approximately $2.1 million in 1996, $3.1 million in 1997, $9.2 million in 1998, $23.3 million in 1999 and $31.8 million in 2000. We expect to incur substantial losses for at least an additional four to five years.

     If we needed additional funds, and are unable to raise them, we would have to curtail or cease operations. We cannot be certain that our existing capital resources, the funding from the Centers for Disease Control and Prevention and the funding from the National Institute of Allergy and Infectious Diseases, will be sufficient to support our current and planned operations through commercialization of AIDSVAX. We do not expect AIDSVAX to be commercially available until at least 2004. AIDSVAX has not received regulatory approval for commercial sale. If taken to completion, the North American/European Phase III clinical trial is anticipated to be completed in the fourth quarter of 2002. Once the trial is completed, we will need to analyze the data and, if favorable, prepare our Biologics License Application for submission to the FDA, which typically takes between six and 12 months to be accomplished. The FDA review process could take at least an additional six months. We anticipate that it would take at least six months after obtaining regulatory approval for Genentech or another third party to begin commercialization of AIDSVAX.

    We may need to raise additional funds if:

    o AIDSVAX is not sufficiently safe, pure and potent to commercialize in its current formulation;

    o our Phase III clinical trials are delayed, are not successful or are more costly than currently estimated;

    o  commercialization of AIDSVAX is delayed for any other reason; or

    o  additional trials are required.

We cannot assure you that we will be able to raise sufficient funds in the future. If we fail to raise sufficient funds, we would have to curtail or cease operations. We believe that our existing cash and cash equivalents and investment securities, together with investment income along with funds from other potential collaborative arrangements, will enable us to meet our forecasted expenditures through the anticipated completion of our North American/European Phase III clinical trial. However, we may need to raise additional funds to complete the Thai Phase III clinical trial and we may need to raise additional funds to support the necessary manufacturing and development programs.

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

     If Genentech does not manufacture AIDSVAX, we will need to identify and engage another manufacturer. The availability and capacity of manufacturing facilities capable of producing biological drug products using mammalian cell culture fermentation in large-scale is in short supply and high demand on a worldwide basis. Therefore, the cost and time to establish or locate manufacturing facilities to produce AIDSVAX would be substantial. As a result, using a manufacturer other than Genentech could delay bringing AIDSVAX to market. This delay could require us to raise additional funds.

     We cannot assure you that we would be able to enter into an agreement with a third party to manufacture AIDSVAX. We also have no way to determine the price we would be charged by a third party to manufacture AIDSVAX if Genentech does not manufacture AIDSVAX. Any manufacturer other than Genentech would have to prove both to us and to the FDA and to other regulatory authorities that its manufacturing process, facilities, procedures, and personnel comply with government regulations and that it consistently produces the same product that was made by Genentech and tested in the Phase III clinical trials. If a company other than Genentech does manufacturing, we may have to do additional clinical trials to show the therapeutic equivalence of the product made by the other company to the Genentech product.

     We intend to rely on Genentech and/or other third parties for the sale, marketing and commercialization of AIDSVAX. Our lack of sales and marketing personnel, and of distribution relationships, may impair our ability to generate revenues. We have no sales, marketing or commercialization capability. Genentech currently has an exclusive option to market and distribute AIDSVAX. We intend to rely on Genentech to provide an established distribution system and sales force to market AIDSVAX. If Genentech does not elect to exercise its option to market and distribute the product, we may need to identify and engage another partner to market and commercialize AIDSVAX. We cannot assure you that we would be able to establish marketing or commercialization arrangements with third parties in a timely manner or on favorable terms.

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

     If Genentech were to terminate our license agreement, we would not be able to develop or market AIDSVAX. Our license agreement with Genentech permits Genentech to terminate the agreement, or terminate the exclusivity of our license, if we:

     o fail to use due diligence in developing, seeking regulatory approval for, marketing or commercializing products covered by the Genentech license agreement;

     o fail to file the first market approval application for AIDSVAX with the FDA prior to May 2002, subject to potential extension for up to two years in certain circumstances, with any other extension being Genentech's sole decision;

     o breach the license agreement and fail to cure the breach within the time period provided in the agreement; and

     o    fail to maintain a tangible net worth of at least $1 million.

     Failure to retain key management employees could adversely affect our ability to obtain financing, develop AIDSVAX or conduct clinical trials. We are highly dependent on our senior management and scientific staff, particularly Dr. Donald Francis, our President and Dr. Phillip Berman, our Senior Vice President, Research & Development. These individuals have played a critical role in raising financing, developing the vaccine and conducting clinical trials. The loss of the services of any of these key members of senior management may prevent us from achieving our business objectives.

     If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products. If we infringe the intellectual property rights of others, we may be prevented from developing or marketing AIDSVAX. We rely on patent and other intellectual property protection to prevent our competitors from manufacturing and marketing AIDSVAX. Our technology, including technology licensed from Genentech, will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends on our ability, and Genentech's ability, to:

    o  obtain patents;

    o  protect trade secrets;

    o  operate without infringing upon the proprietary rights of others; and

    o  prevent others from infringing on our proprietary rights.

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

Item 2. PROPERTIES

     Our executive offices are located in Brisbane, California, in an office building in which we lease approximately 20,000 square feet. The lease agreement terminates in May 2007, and we have an option to renew for a successive five-year period. We also lease approximately 10,000 square feet of laboratory space in South San Francisco under a lease agreement that terminates in April 2006. We have an option to renew for a successive five-year period. We believe that our facilities are sufficient to support our operations for at least the next 18 months.

     In Thailand, we lease office space at Mahidol University and at Taksin Hospital in Bangkok. We will lease this space through the duration of the Thai Phase III clinical trials.

Item 3. LEGAL PROCEEDINGS

     We are not currently subject to any material legal proceedings or claims.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2000.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock began trading publicly on The NASDAQ National Market(R) on June 30, 1999 under the symbol "VXGN." The following table lists quarterly information on the price range of the common stock based on the high and low reported last sale prices for our common stock as reported on The NASDAQ National Market(R) for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

                                                    High                Low
                                                    ----                ---

Fiscal 2001:
   First Quarter (through March 12, 2001)          $27.328            $15.750

Fiscal 2000:
   Fourth Quarter                                  $32.375            $16.875
   Third Quarter                                   $26.500            $19.500
   Second Quarter                                  $25.563            $11.875
   First Quarter                                   $21.250            $15.375

Fiscal 1999:
   Fourth Quarter                                  $18.500            $10.250
   Third Quarter                                   $26.000            $13.375
   Second Quarter (June 30, 1999)                  $16.375            $16.375

     As of December 31, 2000, there were 645 holders of record of the common stock. On March 12, 2001, the last reported sale price on The NASDAQ National Market(R) for the common stock was $18.125 per share.

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

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     The Company completed its initial public offering (the "IPO") in July 1999, in which it issued and sold 3,565,000 shares of common stock for aggregate proceeds to the

Company of $46,345,000. The effective date of the Registration Statement (Commission File No. 333-78065) was June 29, 1999. The offering was lead-managed by Prudential Securities and co-managed by Punk Ziegel & Company. Of the aggregate proceeds received in the IPO, $4,373,000 was used to pay underwriting discounts and commissions and expenses related to the IPO, resulting in net proceeds of approximately $42,000,000. As of December 31, 2000, the Company has utilized approximately $17,000,000 of net proceeds of the offering for operating activities, capital expenditures, as well as for other general corporate purposes. The Company has invested the remainder of the net proceeds from the offering in investments such as high-quality corporate issues and government obligations.

ITEM 6. SELECTED FINANCIAL DATA

     This selected financial data should be read in conjunction with our Financial Statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                                                        Period
                                                                                                                         from
                                                                                                                      Inception
                                                                                                                     (November 27,
                                                                                                                         1995)
                                                                   Year Ended December 31,                              through
                                            ---------------------------------------------------------------------     December 31,
                                               2000           1999           1998          1997         1996             2000
                                            -----------    -----------    -----------   -----------   -----------    ------------
                                                           (in thousands, except per share data)
Statement of Operations Data:

  Revenues
   Contract revenue                           $    275       $   --         $   --        $   --        $   --         $    275

  Operating expenses
   Research and development                    (18,513)       (18,003)        (6,831)       (3,146)       (1,683)       (48,179)
   General and administrative                  (17,465)        (7,479)        (3,345)         (800)         (371)       (29,487)
                                              --------       --------       --------      --------      --------       --------
  Loss from operations                         (35,703)       (25,482)       (10,176)       (3,946)       (2,054)       (77,391)

Other income (expense), net                      3,900          2,148          1,013           886           (28)         7,919
                                              --------       --------       --------      --------      --------       ---------

  Net Loss                                    $(31,803)      $(23,334)      $ (9,163)     $ (3,060)     $ (2,082)      $ (69,472)
                                              ========       ========       ========      ========      ========       =========

  Net loss per share - basic and diluted      $  (2.33)      $  (2.44)      $  (1.48)     $  (0.60)     $  (1.90)

  Weighted average shares outstanding --
    basic and diluted                           13,636          9,568          6,185         5,096         1,093




                                                                      At December 31,
                                           ------------------------------------------------------------------------
                                               2000           1999           1998          1997           1996
                                           -------------  -------------  ------------- -------------- -------------
                                                                       (in thousands)
Balance Sheet Data:

Cash, cash equivalents and investment
  securities                                 $48,524        $70,534         $19,468       $23,880       $    38


Working capital (deficiency)                  48,013         68,213          17,866        19,843        (1,458)


Total assets                                  56,797         75,225          21,472        24,301           229


Long-term obligations                            367             89            --            --             795


Total stockholders' equity (deficit)          51,072         71,150          19,398        19,882        (2,069)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     In November 1995, VaxGen was formed to continue development of AIDSVAX. At that time, Genentech, Inc. ("Genentech") licensed to us the technology necessary for completing development and commercialization of AIDSVAX. Currently, Genentech owns approximately 11% of VaxGen common stock.

     Since our formation, we have focused on developing and testing AIDSVAX. We have developed formulations of AIDSVAX, which focus on the predominant HIV subtype in North America, Europe, the Caribbean, and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). We have commenced two Phase III clinical trials, one in North America and Europe and one in Thailand to determine the efficacy of AIDSVAX. In October 1999, we completed the initial inoculation and enrollment of over 5,400 trial volunteers for the North American/European Phase III clinical trial, which is being conducted in 61 clinical centers. In August 2000, we completed the initial inoculation and enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok.

     To date, we have generated $275,000 in revenue, primarily from a preparedness grant from the National Institutes of Health for research and development of HIV vaccines. We anticipate only modest revenues from other governmental agencies or other grants or from collaborations with other entities over the next three to four years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of December 31, 2000, we had a deficit accumulated during the development stage of $69,472,000. We anticipate incurring substantial losses over at least the next three to four years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

     An interim efficacy analysis of the North American/European Phase III clinical trial is scheduled for the fourth quarter of 2001. If the analysis yields sufficient statistical evidence to show that AIDSVAX is effective, the Company, based upon the independent Data and Safety Monitoring Board's recommendation, will halt the trial and begin the process of applying for regulatory approval. If the interim analysis is inconclusive, the Company will proceed as planned and complete the trial at the end of 2002. During this time, we will gather additional statistical power that will improve our ability to determine the vaccine's effectiveness. If the trials demonstrate that AIDSVAX is effective, we anticipate that all the phases associated in obtaining regulatory approval will take approximately 24 months, from time of application, to complete.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Contract revenue

     Contract revenue increased to $275,000 for the year ended December 31, 2000 from $0 in December 31, 1999. Contract revenue consisted of $200,000 received from the National Institutes of Health ("NIH") for a preparedness grant along with $75,000 received as reimbursements under another NIH grant. Research contract revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

Research and development expense

     Research and development expense increased 3% from $18,003,000 for the year ended December 31, 1999 to $18,513,000 for the year ended December 31, 2000. The increase in research and development expenses was due primarily to the ramping up of our North American/European and Thai Phase III clinical trials. These expenses consisted principally of the cost for additional personnel, recruiting costs for the enrollment of the clinical trials, non-cash compensation expense related to vesting of stock options, the establishment of a new research laboratory facility, and increases in the fees paid to third parties associated with conducting the clinical trials.

General and administrative expenses

     General and administrative expenses increased 134% from $7,479,000 for the year ended December 31, 1999 to $17,465,000 for the year ended December 31, 2000. The increase in general and administrative expenses was due primarily to non-cash compensation expense for the issuance of common stock to three executives in connection with the achievement of a bonus provision in their employment  contracts  along  with  modification  of the  terms  of  options  in connection  with the  separation  agreement  of a former  executive.  Additional increases consisted of salaries and benefits associated with additional personnel hired to support the growing infrastructure, costs related to an executive's separation agreement and higher legal expenses.

Other income (expense), net

     Other income (expense), net, consisting primarily of interest income, increased 82% from $2,148,000 for the year ended December 31, 1999 to $3,900,000 for the year ended December 31, 2000. This was primarily attributable to higher average balances of cash, cash equivalents and investment securities, as a result of the initial public offering and a private placement of the Company's common stock.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Research and development expense

     Research and development expense increased 164% from $6,831,000 for the year ended December 31, 1998 to $18,003,000 for the year ended December 31, 1999. The increase in research and development expenses was due primarily to the ramping up of our North American and Thai Phase III clinical trials. These expenses consisted principally of the cost for additional personnel, recruiting costs for the enrollment of the clinical trials, non-cash compensation expense related to vesting of stock options, the establishment of a new research laboratory facility, and increases in the fees paid to third parties associated with conducting the clinical trials.

General and administrative expenses

     General and administrative expenses increased 124% from $3,345,000 for the year ended December 31, 1998 to $7,479,000 for the year ended December 31, 1999. The increase in general and administrative expenses was due primarily to non-cash compensation expense for the issuance of warrants and modification of the terms of options in connection with separation agreements with two former employees, salaries and benefits associated with additional personnel hired to support the growing infrastructure, and costs associated with maintaining larger office facilities.

Other income (expense), net

     Other income (expense), net, consisting primarily of interest income, increased 112% from $1,013,000 for the year ended December 31, 1998 to $2,148,000 for the year ended December 31, 1999. This was attributable to higher average balances of cash, cash equivalents and investment securities, as a result of the initial public offering and the private placement with Vulcan Ventures, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investment securities were $48,524,000 at December 31, 2000. We have financed our operations since inception through capital provided by Genentech and sales of our common stock. Genentech has no obligation to provide future funding to the Company.

     We completed our initial public offering ("IPO") in July 1999, in which we issued and sold 3,565,000 shares of common stock for aggregate proceeds to us in the amount of $46,400,000. Of the aggregate proceeds received in the IPO, approximately $4,400,000 was used to pay underwriting discounts and commissions and expenses related to the IPO, resulting in net proceeds of approximately $42,000,000. In early 1999, we received net proceeds of $5,273,000 from private placement financing activities, which were completed prior to the IPO.

     In December 1999, we completed a private placement of common stock with Vulcan Ventures, Inc., the investment organization of Paul G. Allen. The funds from the private placement support our on-going operations along with our current clinical trials. This private placement has also enabled us to commence development of a formulation of AIDSVAX, that focuses on the predominant HIV type found in Africa, China, India and South America (subtype C). Currently, we have developed formulations of AIDSVAX, that focus on the predominant HIV type in North America, Europe, the Caribbean and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). The private placement consisted of approximately 2,174,000 shares of common stock, which resulted in proceeds, net of expenses, to us of approximately $24,000,000.

     Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through December 31, 2000, our gross investment in equipment and leasehold improvements was $4,422,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratory and the establishment of larger office facilities. Net cash used in operating activities for 2000 was $22,323,000 representing expenditures for research and development costs and general and administrative expenses.

     In October 1999, we entered into a collaboration with the federal Centers for Disease Control and Prevention ("CDC") to support research at six of the 56 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX vaccine. The CDC selected the six sites in the fourth quarter of 1999. Contractual arrangements between the CDC and the clinics were completed in the second quarter of 2000. The participating sites will continue to implement our Phase III protocol, as well as conduct epidemiological, social and behavioral research, which will be shared by the Company and the CDC. The sites will be compensated directly by the CDC for the clinical costs, which would have been incurred by the Company, and for conducting the additional research. The CDC has agreed to contribute approximately $8,000,000 to the participating sites over a four-year period.

     On March 23, 2001, we finalized the collaborative agreement with the National Institute of Allergy and Infectious Diseases ("NIAID") to obtain and store clinical specimens from our North American/European Phase III clinical trial. The agreement provides that NIAID may fund approximately $3,000,000 to $4,000,000 for this program. The majority of the funding would go to third parties for their participation in the program.

     We believe that our existing cash and cash equivalents and investment securities, together with investment income along with funds from other potential collaborative arrangements, will enable us to meet our forecasted expenditures through the anticipated completion of our North American/European Phase III clinical trial. However, we may need to raise additional funds to complete the Thai Phase III clinical trial and we would need to raise additional funds to support the necessary manufacturing and development programs if we apply for regulatory approval of the vaccine.

     We will also need to raise additional capital if the Phase III clinical trials are delayed or more costly than currently anticipated, or to continue operations if the Phase III clinical trials are not successful, or if commercialization is delayed for any other reason. Our future capital requirements are also dependent on several other factors, including:

     o    the progress of other internal research and development projects;

     o the need for leasehold improvements to facilities and the purchase of additional capital equipment;

     o    the   ability   to  attract   and   negotiate   business   development
          opportunities; and

     o    the timing of revenue, if any, from AIDSVAX.

     We cannot assure you that we will be able to raise funds when needed, or that such funds will be available on satisfactory terms. We expect that our ability to raise additional capital will be importantly effected by whether AIDSVAX achieves clinical success at either the interim or final analysis. However, if clinical success is achieved at either point of analysis, we do not expect difficulty in raising additional capital.

     At December 31, 2000, we had net operating loss carryforwards of approximately $66,216,000 to offset any future federal taxable income. If not utilized, the net operating loss carryforwards will begin to expire in 2010. We also had research and experimentation federal income tax credit carryforwards at December 31, 2000, of approximately $1,263,000.

Market Risk

     Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U. S. Government, Federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At December 31, 2000, we held government debt instruments and corporate obligations in the principal amount of $42,800,000. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2000, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

     We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand's currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. At the time these contracts were written, the Thailand exchange rate was 37.5 Baht per one U. S. Dollar. As of December 31, 2000, we have incurred $2,000 in foreign exchange losses.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001, did not have any impact on our financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion 25," (Interpretation No. 44) which generally became effective July 1, 2000. Interpretation No. 44 clarifies the application of APB 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have any impact on our financial position or results of operations.

     In December  1999,  The United States  Securities  and Exchange  Commission
(SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin, as amended, was adopted in the fourth quarter of 2000. The adoption of SAB No. 101 did not have any impact on our financial position or results of operations.

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

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
VaxGen, Inc.:

     We have audited the accompanying balance sheets of VaxGen, Inc. (a development stage enterprise) as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2000 and the period from November 27, 1995 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VaxGen, Inc. (a development stage enterprise) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 and the period from November 27, 1995 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Seattle, Washington
January 28, 2001

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                     ASSETS

                                                               December 31,        December 31,
                                                                   2000                1999
                                                              -------------       -------------
Current assets:

Cash and cash equivalents                                        $5,426,000         $16,063,000
Investment securities                                            43,098,000          54,471,000
Interest receivable                                                 733,000             514,000
Prepaid expenses and other current assets                         4,114,000           1,151,000
                                                              -------------       -------------
Total current assets                                             53,371,000          72,199,000

Property and equipment, net                                       3,202,000           2,856,000
Other assets                                                        224,000             170,000
                                                              -------------       -------------
Total assets                                                    $56,797,000         $75,225,000
                                                              =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Payable to Genentech                                              $2,071,000           $817,000
Accounts payable                                                     315,000            509,000
Accrued liabilities                                                2,941,000          2,629,000
Current portion of long-term obligations                              31,000             31,000
                                                               -------------      -------------
Total current liabilities                                          5,358,000          3,986,000

Long-term obligations                                                367,000             89,000

Commitments and contingencies                                             --                 --

Stockholders' equity:

Preferred stock, $0.01 par value, 20,000,000 shares
  authorized; none issued or outstanding                                  --                 --
Common stock, $0.01 par value, 20,000,000 shares
  authorized; 14,045,656 and 13,511,565 shares issued
  and outstanding at December 31, 2000 and
  December 31, 1999, respectively                                    140,000            135,000
Additional paid-in capital                                       121,717,000        111,034,000
Deferred stock compensation                                       (1,667,000)        (2,225,000)
Accumulated other comprehensive income (loss) -
  unrealized gain (loss) on investment securities                    354,000           (125,000)
Deficit accumulated during the development stage                 (69,472,000)       (37,669,000)
                                                               -------------      -------------
Total stockholders' equity                                        51,072,000         71,150,000

                                                               -------------      -------------
Total liabilities and stockholders' equity                       $56,797,000        $75,225,000
                                                               =============      =============

                 See accompanying notes to financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                                                                                Period from
                                                                                                                 Inception
                                                                   Year Ended December 31,                   (November 27, 1995)
                                                    ----------------------------------------------------           through
                                                        2000                1999                1998          December 31, 2000
                                                    ------------        ------------        ------------      -----------------
Revenue:

Contract revenue                                    $    275,000        $         --        $         --        $    275,000

Operating expenses:

Research and development:

Genentech charges                                      3,210,000           1,679,000             681,000           9,356,000
Other                                                 15,303,000          16,324,000           6,150,000          38,823,000
                                                    ------------        ------------        ------------        ------------
Total research and development                        18,513,000          18,003,000           6,831,000          48,179,000

General and administrative expenses                   17,465,000           7,479,000           3,345,000          29,487,000
                                                    ------------        ------------        ------------        ------------

Loss from operations                                 (35,703,000)        (25,482,000)        (10,176,000)        (77,391,000)
                                                    ------------        ------------        ------------        ------------
Other income (expense):

Investment income, net                                 3,922,000           2,148,000           1,013,000           7,988,000
Interest expense                                         (22,000)                 --                  --             (69,000)
                                                    ------------        ------------        ------------        ------------
Total other income, net                                3,900,000           2,148,000           1,013,000           7,919,000

                                                    ------------        ------------        ------------        ------------
Net loss                                            $(31,803,000)       $(23,334,000)       $ (9,163,000)       $(69,472,000)
                                                    ============        ============        ============        ============

Basic and diluted loss per share                    $      (2.33)       $      (2.44)       $      (1.48)

Weighted average shares used in
  computing basic and diluted
  loss per share                                     l13,636,000           9,568,000           6,185,000
                                                    ============        ============        ============


                 See accompanying notes to financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                                                   Period from
                                                                                                                    Inception
                                                                         Year Ended December 31,               (November 27, 1995)
                                                            ------------------------------------------------         through
                                                                2000              1999              1998        December 31, 2000
                                                            ------------      ------------      ------------    -----------------
Cash flows from operating activities:

Net loss                                                    $(31,803,000)     $(23,334,000)     $ (9,163,000)     $ (69,472,000)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                                  779,000           492,000            92,000          1,367,000
  Amortization of premiums and discounts
    on investment securities                                     296,000          (432,000)         (154,000)          (519,000)
  Stock compensation expense                                   9,958,000         3,332,000                --         13,290,000
  Changes in assets and liabilities:
    Interest receivable                                         (219,000)         (402,000)           40,000           (733,000)
    Prepaid expenses and other current assets                 (2,963,000)         (791,000)         (130,000)        (4,114,000)
    Other assets                                                 (55,000)          101,000          (150,000)          (113,000)
    Payable to Genentech                                       1,254,000           557,000        (3,532,000)         2,071,000
    Accounts payable, accrued liabilities
      and other long-term obligations                            430,000         1,324,000         1,187,000          3,568,000
                                                            ------------      ------------      ------------      -------------
Net cash used in operating activities                        (22,323,000)      (19,153,000)      (11,810,000)       (54,655,000)
                                                            ------------      ------------      ------------      -------------

Cash flows from investing activities:

Purchase of investment securities                            (23,335,000)      (62,555,000)      (25,600,000)      (140,447,000)
Proceeds form sale and maturities of
  investment securities                                       34,891,000        20,998,000        36,378,000         98,222,000
Purchase of property and equipment                            (1,124,000)       (1,949,000)       (1,315,000)        (4,422,000)
Long-term lease deposits                                              --                --          (120,000)          (120,000)
                                                            ------------      ------------      ------------      -------------
Net cash provided by (used in)
  investing activities                                        10,432,000       (43,506,000)        9,343,000        (46,767,000)
                                                            ------------      ------------      ------------      -------------

Cash flows from financing activities:

Payments under capital lease obligations                         (34,000)          (18,000)               --            (52,000)
Stock issued to Genentech                                             --                --                --          1,025,000
Stock issued to other founders                                        --                --                --             20,000
Stock issued in private placements                                    --        30,547,000         9,368,000         65,164,000
Stock issued in initial public offering                               --        46,345,000                --         46,345,000
Issuance costs of private placements                                  --        (1,196,000)         (764,000)        (4,208,000)
Issuance costs of initial public offering                             --        (4,386,000)               --         (4,386,000)
Exercise of employee stock options                             1,288,000           612,000            40,000          1,940,000
Loans from Genentech                                                  --                --                --          1,000,000
                                                            ------------      ------------      ------------      -------------
Net cash provided by financing activities                      1,254,000        71,904,000         8,644,000        106,848,000
                                                            ------------      ------------      ------------      -------------
Increase (decrease) in cash and equivalents                  (10,637,000)        9,245,000         6,177,000          5,426,000
Cash and cash equivalents at beginning of period              16,063,000         6,818,000           641,000                 --
                                                            ------------      ------------      ------------      -------------
Cash and cash equivalents at end of period                  $  5,426,000      $ 16,063,000      $  6,818,000      $   5,426,000
                                                            ============      ============      ============      =============
Supplemental schedule of non cash investing and
  financing activities:
Equipment acquired through capital leases                   $         --      $    138,000      $         --      $     138,000
Issuance of stock through conversion of
  Genentech note payable                                    $         --      $         --      $         --      $   1,000,000

        See accompanying notes to financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
       Statement of Stockholders' Equity (Deficit) and Comprehensive Loss

                                                                                                Deferred
                                                       Common Stock            Additional     Compensation
                                                ---------------------------      Paid-In      For Options
                                                    Shares        Amount         Capital      and Warrants
                                                ------------   ------------   ------------   ------------
Balance at inception (November 27, 1995)                --     $       --     $       --     $       --

Net and total comprehensive loss for the
period from inception to December 31, 1995              --             --             --             --
                                                ------------   ------------   ------------   ------------

Balance at December 31, 1995                            --             --             --             --

Shares issued at $0.02 per share
from April through October 1996:
    Genentech for technology                       1,150,000         11,000         12,000           --
    Other founders for cash                          980,000         10,000         10,000           --
Net and total comprehensive loss                        --             --             --             --
                                                ------------   ------------   ------------   ------------

Balance at December 31, 1996                       2,130,000         21,000         22,000           --

Sale of shares in private placement
at $7.00 per share from March through
June 1997 for cash, net of issuance
costs of $2,248,000                                3,607,047         36,000     22,965,000           --

Sale of shares to Genentech concurrent
with private placement in March 1997
at $7.00 per share for cash                          285,714          3,000      1,997,000           --

Genentech exercise of warrants at
$0.02 per share in October 1997 for cash              86,640          1,000          1,000           --

Comprehensive loss:
Net loss                                                --             --             --             --
Net unrealized gain on investment securities            --             --             --             --
Total comprehensive loss                                --             --             --             --
                                                ------------   ------------   ------------   ------------

Balance at December 31, 1997                       6,109,401         61,000     24,985,000           --

Exercise of employee stock options
at $7.00 per share in June and
July 1998 for cash                                     5,750           --           40,000           --

Sale of shares in private placement in
December 1998 at $9.50 per share for cash,
net of issuance cost $764,000                        986,097         10,000      8,594,000           --

Comprehensive loss:
Net loss                                                --             --             --             --
Net unrealized gain on investment securities            --             --             --             --
Total comprehensive loss                                --             --             --             --
                                                ------------   ------------   ------------   ------------

Balance at December 31, 1998                       7,101,248         71,000     33,619,000           --

Sale of shares in private placement
in January 1999 at $9.50 per share for
cash, net of issuance costs of $274,000              583,913          6,000      5,267,000           --

Deferred compensation on options and warrants           --             --        5,557,000     (3,197,000)

Compensation expense from stock options                 --             --             --          972,000

Sale of shares in initial public offering
on June 30, 1999 at $13.00 per share for
cash, net of issuance costs of $3,963,000          3,100,000         31,000     36,306,000           --

Sale of shares in over allotment on
July 13, 1999 at $13.00 per share for
cash, net of issuance costs of $423,000              465,000          5,000      5,617,000           --

Sale of shares in private placement
in December 1999 at $11.50 per share
for cash, net of issuance costs of $ 922,000       2,173,913         21,000     24,057,000           --

Exercise of employee stock options and
Warrants at $7.00 per share for cash                  87,491          1,000        611,000           --

Comprehensive loss:
Net loss                                                --             --             --             --
Net unrealized loss on investment securities            --             --             --             --
Total comprehensive loss                                --             --             --             --
                                                ------------   ------------   ------------   ------------

Balance at December 31, 1999                      13,511,565        135,000    111,034,000     (2,225,000)
                                                ============   ============   ============   ============

Exercise of employee stock options and warrants
at prices ranging from $7.00 to $17.69
for cash                                             208,334          2,000      1,286,000           --

Shares issued at $24.25 per share in
November 2000 in connection with
success bonus                                        325,757          3,000      7,897,000           --

Deferred compensation on stock options, net             --             --          473,000       (528,000)

Compensation expense from stock options                 --             --        1,027,000      1,086,000

Comprehensive loss:
Net loss                                                --             --             --             --
Net unrealized gain on investment
securities                                              --             --             --             --
Total comprehensive loss                                --             --             --             --
                                                ------------   ------------   ------------   ------------
Balance at December 31, 2000                    $ 14,045,656   $    140,000   $121,717,000   $ (1,667,000)
                                                ============   ============   ============   ============

                                                   Deficit
                                                 Accumulated       Accumulated
                                                 During The           Other             Total
                                                 Development      Comprehensive     Stockholders'
                                                    Stage         Income (Loss)    Equity (Deficit)
                                                ------------      -------------   ------------------
Balance at inception (November 27, 1995)        $       --       $       --           $       --

Net and total comprehensive loss for the
period from inception to December 31, 1995           (30,000)            --                (30,000)
                                                ------------     ------------         ------------

Balance at December 31, 1995                         (30,000)            --                (30,000)

Shares issued at $0.02 per share
from April through October 1996:
    Genentech for technology                            --               --                 23,000
    Other founders for cash                             --               --                 20,000
Net and total comprehensive loss                  (2,082,000)            --             (2,082,000)
                                                ------------     ------------         ------------

Balance at December 31, 1996                      (2,112,000)            --             (2,069,000)

Sale of shares in private placement
at $7.00 per share from March through
June 1997 for cash, net of issuance
costs of $2,248,000                                     --               --             23,001,000

Sale of shares to Genentech concurrent
with private placement in March 1997
at $7.00 per share for cash                             --               --              2,000,000

Genentech exercise of warrants at
$0.02 per share in October 1997 for cash                --               --                  2,000

Comprehensive loss:
Net loss                                          (3,060,000)            --             (3,060,000)
Net unrealized gain on investment securities            --              8,000                8,000
                                                                                      ------------
Total comprehensive loss                                --               --             (3,052,000)
                                                ------------     ------------         ------------

Balance at December 31, 1997                      (5,172,000)           8,000           19,882,000

Exercise of employee stock options
at $7.00 per share in June and
July 1998 for cash                                      --               --                 40,000

Sale of shares in private placement in
December 1998 at $9.50 per share for cash,
net of issuance cost $764,000                           --               --              8,604,000

Comprehensive loss:
Net loss                                          (9,163,000)            --             (9,163,000)
Net unrealized gain on investment securities            --             35,000               35,000
                                                                                      ------------
Total comprehensive loss                                --               --             (9,128,000)
                                                ------------     ------------         ------------

Balance at December 31, 1998                     (14,335,000)          43,000           19,398,000

Sale of shares in private placement
in January 1999 at $9.50 per share for
cash, net of issuance costs of $274,000                 --               --              5,273,000

Deferred compensation on options and warrants           --               --              2,360,000

Compensation expense from stock options                 --               --                972,000

Sale of shares in initial public offering
on June 30, 1999 at $13.00 per share for
cash, net of issuance costs of $3,963,000               --               --             36,337,000

Sale of shares in over allotment on
July 13, 1999 at $13.00 per share for
cash, net of issuance costs of $423,000                 --               --              5,622,000

Sale of shares in private placement
in December 1999 at $11.50 per share
for cash, net of issuance costs of $ 922,000            --               --             24,078,000

Exercise of employee stock options at
$7.00 per share for cash                                --               --                612,000

Comprehensive loss:
Net loss                                         (23,334,000)            --            (23,334,000)
Net unrealized loss on investment securities            --           (168,000)            (168,000)
                                                                                      ------------
Total comprehensive loss                                --               --            (23,502,000)
                                                ------------     ------------         ------------

Balance at December 31, 1999                     (37,669,000)        (125,000)          71,150,000
                                                ============     ============         ============

Exercise of employee stock options at
prices ranging from $7.00 to $17.69
for cash                                                --               --              1,288,000

Shares issued at $24.25 per share in
November 2000 in connection with
success bonus                                                                            7,900,000

Deferred compensation on stock options                  --               --                (55,000)

Compensation expense from stock options                 --               --              2,113,000

Comprehensive loss:
Net loss                                         (31,803,000)            --            (31,803,000)
Net unrealized gain on investment
securities                                              --            479,000              479,000
                                                                                      ------------
Total comprehensive loss                                --               --            (31,324,000)
                                                ------------     ------------         ------------
Balance at December 31, 2000                    $(69,472,000)    $    354,000         $ 51,072,000
                                                ============     ============         ============

                 See accompanying notes to financial statements.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

Nature of Development Stage Activities

     VaxGen, Inc. (the "Company") is a development stage biotechnology company formed to develop a vaccine (AIDSVAX(R)) intended to eradicate HIV. The Company was incorporated on November 27, 1995 and since that date its principal activities have included defining and conducting research programs, conducting human clinical trials, raising capital and recruiting scientific and management personnel.

     The Company's development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability of the Company's products and processes. The Company is dependent on Genentech to provide certain research and development support and vaccine production (Note 4). In addition, the Company has only one product candidate, which has not yet obtained Food and Drug Administration approval. Successful future operations depend upon the Company's ability to obtain approval for and commercialize AIDSVAX.

Cash Equivalents

     All short-term investments with an original maturity at date of purchase of three months or less are considered to be cash equivalents. Cash equivalents consisting of commercial paper amounted to $5,180,000 and $14,954,000 at December 31, 2000 and 1999, respectively.

Investment Securities

     Investment securities are classified as available-for-sale and carried at market value with unrealized gains and losses excluded from the statement of operations and reported as other comprehensive income. Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income, net.

Property and Equipment

     Equipment, consisting of laboratory equipment, computers and other office equipment, is depreciated using the straight-line method over the assets' estimated useful lives of three to ten years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the assets' estimated useful lives or the remaining term of the lease.

                                  VAXGEN, INC.

                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)


Revenue Recognition

     Research contracts require the Company to perform research activities as specified in each respective contract on a best efforts basis, and the Company is reimbursed based on the fees stipulated in the respective contracts which approximates cost. The Company recognizes revenue based on completion of performance under the respective contracts.

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

Fair Value of Financial Instruments

     The Company has financial instruments other than cash, cash equivalents and investment securities, consisting of interest receivable, accounts payable, and a payable to Genentech. The fair value of these financial instruments approximates their carrying amount due to their short-term nature.

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

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

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

Loss Per Share

     Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Potential dilutive common shares consist of shares issuable to holders of unexercised employee stock options and warrants outstanding. Options and warrants to purchase, in the aggregate, approximately 1,977,000, 1,699,000, and 751,000 shares of common stock outstanding at December 31, 2000, 1999 and 1998, respectively, were not included in the calculation of diluted loss per share because the representative share increments would be antidilutive.

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

Impairment of Long-Lived Assets

     The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted future cash flows expected to be generated by such assets. Assets to be disposed of are reported at the lower of their carrying amount or fair market value less costs to sell.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2000 presentation.

Business Segments

     The Company's operations are confined to one business segment, the discovery and development of vaccines that immunize against HIV.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001, did not have any impact on the Company's financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion 25," (Interpretation No. 44) which generally becomes effective July 1, 2000. Interpretation No. 44 clarifies the application of APB 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have any impact on the Company's financial position or results of operations.

     In December  1999,  The United States  Securities  and Exchange  Commission
(SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin, as amended, was adopted in the fourth quarter of 2000. The adoption of SAB No. 101 did not have any impact on the Company's financial position or results of operations.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)


2.   Investment Securities

The following summarizes the Company's investment securities at December 31:


                                                                              Gross                 Gross
                                                     Amortized             Unrealized              Realized                 Market
                                                        Cost                  Gains                 Losses                  Value
                                                    ------------          ------------           ------------           ------------

1999:

Commercial paper .........................          $ 20,797,000          $      4,000           $     (2,000)          $ 20,799,000
Government obligations ...................            19,306,000                 2,000                (87,000)            19,221,000
Corporate obligations ....................            14,493,000                 2,000                (44,000)            14,451,000
                                                    ------------          ------------           ------------           ------------
                                                    $ 54,596,000          $      8,000           $   (133,000)          $ 54,471,000
                                                    ============          ============           ============           ============

2000:

Government obligations ...................          $ 14,977,000          $    116,000           $     (1,000)          $ 15,092,000
Corporate obligations ....................            27,767,000               242,000                 (3,000)            28,006,000
                                                    ------------          ------------           ------------           ------------
                                                    $ 42,744,000          $    358,000           $     (4,000)          $ 43,098,000
                                                    ============          ============           ============           ============


     Amortized cost and market value of investment securities at December 31, 2000 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                    Amortized                  Market
Maturities                                                            Cost                     Value
----------------------------------------------------------    ----------------------    ---------------------

Due in 1 year or less ...................................         $16,460,000               $16,525,000
Due between 1 year to 3 years ...........................          26,284,000                26,573,000
                                                                  -----------               -----------
                                                                  $42,744,000               $43,098,000
                                                                  ===========               ===========


     Investment income, net, includes interest of $3,909,000, $2,178,000 and $1,005,000 earned on investments and realized gains (losses) of $13,000, ($30,000) and $8,000 realized upon the sale of investments for 2000, 1999 and 1998, respectively.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)


3.   Property and Equipment

     The following is a summary of property and equipment as of December 31, 2000 and 1999:

                                                      2000            1999
                                                      ----            ----
Furniture and equipment ..............             $2,615,000      $1,779,000
Leasehold improvements ...............              1,941,000       1,657,000
                                                   ----------      ----------
                                                    4,556,000       3,436,000
Less accumulated depreciation and amortization      1,354,000         580,000
                                                   ----------      ----------
                                                   $3,202,000      $2,856,000
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

     Genentech financed the formation of the Company by means of a $1,000,000 line of credit. Additionally, Genentech and the Company entered into an agreement whereby Genentech could convert the line of credit plus additional capital totaling $2,000,000 into shares of the Company's common stock. The conversion was made concurrent with an initial private placement in March 1997. The conversion resulted in the issuance of 285,714 shares of common stock. Upon the final closing of the private placement, Genentech exercised its option to retain a 25% common stock ownership interest and thereby acquired an additional 86,640 shares of common stock for cash. At December 31, 1998, Genentech retained warrants for the exercise of additional common stock in the event of a second private placement in excess of $10 million or an Initial Public Offering (IPO). Such warrants were exercisable at the issue price per share of the additional capital raised and would allow Genentech to maintain its 25% ownership interest. The warrants expired unexercised at the completion of the Company's 1998 private placement in January 1999. Genentech no longer has any rights to maintain its proportionate ownership position.

     The license and supply agreement between the Company and Genentech, in part, defines the working relationship between the companies. Genentech has granted the Company an exclusive license to all patents and proprietary know-how that Genentech is free to license or sublicense related to the development of a vaccine to prevent HIV infection. Certain of the licensed technology is sublicensed or assigned to the Company under licenses from third parties to Genentech. The Company, as the exclusive licensee of

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)


     Genentech, has assumed all of Genentech's obligations under these third-party license agreements. Such obligations consist primarily of royalties on product sales. However, the vaccine in its current form does not incorporate any technology sublicensed or assigned to the Company for which there is an obligation under licenses from third parties. The initial term of the license agreement is 15 years from the commercial introduction date of a licensed product and will be determined on a country-by-country, product-by-product basis. In addition, upon entering the agreement, Genentech transferred to the Company 300,000 doses of the vaccine. Under the license and supply agreement, the Company is required to use due diligence in developing, seeking regulatory approval for, and marketing and commercializing the vaccine. Due diligence is defined in the agreement as meaning that the Company shall use the maximum effort consistent with prudent business and scientific judgement in developing, seeking regulatory approval for, marketing of and commercializing licensed products in the field of use.

     In connection with reaching this goal, the Company is required to achieve the filing of the first market approval for a product with the FDA not later than the fifth anniversary of the closing of the private placement, which occurred in 1997. The Company and Genentech can agree to extend this requirement, subject to a two-year limit. If the Company fails to exercise due diligence, Genentech has the right to convert the exclusive license to a non-exclusive license, and may be entitled to terminate the license. Genentech may terminate the license and supply agreement if the Company fails to: (1) maintain a tangible net worth of at least $1,000,000; or (2) meet certain due diligence milestones within two years of the date originally set for such milestones.

     As part of the license and supply agreement, Genentech has an option to manufacture the vaccine and a one-time option to be responsible for marketing the vaccine worldwide. Should Genentech exercise its marketing option, Genentech will pay a license fee to the Company equal to 33% of the Company's developmental costs of the initial AIDSVAX product (including the Phase III clinical trials and regulatory submissions), as well as a percentage of ongoing profits on the sales of the vaccine. If Genentech does not elect its marketing option, it will receive a royalty on product sales; the royalty rate depends on whether Genentech elects to manufacture the vaccine being sold commercially.

     The Company had a service agreement with Genentech whereby Genentech supplied research, process science and regulatory support to the Company. The contract expired on December 31, 2000. The Company is currently in negotiations with Genentech to extend the agreement. Expenses incurred by the Company for 2000, 1999 and 1998 were $3,210,000, $1,679,000 and $681,000, respectively, under the contract. In excess of 95% of costs represent research and development expenses in each period and the remainder is general and administrative expenses.

     Prior to September 1998, the Company leased office space from Genentech. Rent expense under this lease was $80,000 in 1998.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

     Management believes that the terms of the agreement provided Genentech full reimbursement for specifically identified actual direct costs as well as indirect and overhead costs incurred related to the Company. Charges for indirect and overhead costs were based upon a percentage of direct costs. Management believes this method resulted in a reasonable allocation of costs to the Company.

5.   Initial Public and Private Placement Stock Offerings

     In 1997, the Company completed a private placement sale of 3,607,047 shares of its common stock at a price of $7.00 per share resulting in proceeds of $23,001,000, net of issuance costs of $2,248,000. A total of 149,270 shares in this private placement were sold to related parties. In conjunction with the 1997 private placement and under agreements with the Company, Genentech converted a $1,000,000 line of credit with the Company and invested an additional $1,000,000 in the Company in return for 285,714 shares of the Company's common stock. Additionally, in October 1997, Genentech exercised its option to maintain a 25% ownership interest in the Company (note 4), which resulted in the issuance of 86,640 shares of the Company's common stock.

     In 1998, the Company initiated a private placement sale of its common stock at a price of $9.50 per share. The first closing and issuance of common shares in the private placement was completed in December 1998 and resulted in the sale of 986,097 shares of the Company's common stock and proceeds of $8,604,000, net of issuance costs of $764,000. A total of 33,629 shares in the first closing were sold to related parties. The final closing and issuance of 583,913 shares of common stock for proceeds of $5,273,000, net of issuance costs of $274,000, occurred in January 1999. A total of 2,000 shares were sold to related parties in the final closing.

     The Company completed its initial public offering (the "IPO") in July 1999, in which it issued and sold 3,565,000 shares of common stock for aggregate proceeds to the Company of $46,400,000. Of the aggregate proceeds received in the IPO, $4,400,000 was used to pay underwriting discounts and commissions and expenses related to the IPO, resulting in net proceeds of approximately $42,000,000.

     In 1999, the Company completed a private placement of common stock with Vulcan Ventures, Inc. The issuance of the common shares in the private placement was completed in December 1999 and resulted in the sale of 2,173,913 shares of the Company's common stock and proceeds of approximately $24,000,000, net of issuance costs.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)


6.   Stock Options and Warrants

(a)  Stock Option Plans

     1996 Stock Option Plan

     In May 2000, the shareholders of the Company approved an increase in the number of shares of common stock authorized for issuance under the Company's 1996 Stock Option Plan (the Plan) to a total of 3,250,000 shares. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the compensation committee of the Board of Directors. At December 31, 2000, 1,459,688 shares were available for grant under the Plan.

     Generally, shares under option vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant.

     1998 Director Stock Option Plan

     In 1998, the Board of Directors approved the 1998 Director Stock Option Plan (the Director Plan) for non-employee directors. Under the Director Plan, 37,500 shares of common stock are reserved for grant. As of December 31, 2000, non-employee directors have been granted options to purchase 15,122 shares of the Company's common stock at exercise prices ranging from $7.00 per share to $13.50 per share. Such options vested immediately. Under the Director Plan, options will automatically be granted to non-employee directors on the date of the annual shareholders' meeting. The exercise price of each annual option grant is to be the fair market value of the Company's common stock on the grant date. Each annual option grant fully vests on the first anniversary of its grant date, subject to certain meeting attendance requirements. At December 31, 2000, 22,378 shares were available for grant under the Director Plan.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)


     The following is a summary of the Company's stock option activity, and related information for the periods ended December 31, 2000, 1999 and 1998:

                                                2000                             1999                             1998
                                    ---------------------------     -----------------------------    -----------------------------
                                                     Weighted                          Weighted                          Weighted
                                                     average                           average                           average
                                                     exercise                          exercise                          exercise
                                       Shares          price          Shares             price           Shares            price
                                    ------------    -----------     -----------      -----------     ------------      -----------
Balance at
beginning of
year ........................        1,201,926          $ 9.27            441,071          $7.00            200,000          $7.00
Granted .....................          550,562           18.44          1,041,184           9.65            271,071           7.00
Exercised ...................         (151,528)           8.50            (87,491)          7.00             (5,750)          7.00
Canceled ....................          (40,304)          12.00           (192,928)          7.15            (24,250)          7.00
                                     ---------                         ----------                        ----------
Balance at end
of year .....................        1,560,656           12.51          1,201,926           9.27            441,071           7.00
                                     =========                         ==========                        ==========

Options
exercisable at
year end ....................          591,407            9.80            238,062           7.80            116,696           7.00
Weighted-average
fair value of
options granted
during the year .............                           $13.36                             $6.70                             $1.46

     The  weighted   average   remaining   contractual  life  of  stock  options
outstanding at December 31, 2000 is 8.4 years.

     The fair value of each option grant is estimated on the date of grant using the following assumptions for grants in 2000, 1999 and 1998: expected dividend yield of 0%; expected volatility of 95% in 2000, 116% for the period during 1999 subsequent to the initial public offering (June 30, 1999) and 0% for the periods prior to the initial public offering; risk-free interest rate of 6.00%, 6.75% and 6.00%; and expected lives of four years.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)


     Had compensation cost pursuant to the plans been determined consistent with SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                       Years ended December 31,
                                                        ----------------------------------------------------
                                                              2000                1999              1998
                                                        ---------------     ---------------    -------------
Net loss -- as reported                                  $(31,803,000)       $(23,334,000)      $(9,163,000)
Net loss -- pro forma                                    $(34,215,000)       $(24,237,000)      $(9,333,000)
Loss per share -- basic and diluted, as reported         $      (2.33)       $      (2.44)      $     (1.48)
Loss per share -- basic and diluted, pro forma           $      (2.51)       $      (2.53)      $     (1.51)

     During 1998, the Board of Directors approved for grant options to purchase 174,925 shares of the Company's common stock at an exercise price of $7.00 per share and 302,900 shares at an exercise price of $9.50 per share. However, since the grant of such options would have caused the number of shares outstanding to exceed the number of shares reserved for grant under the Plan, the Company's shareholders had to approve an increase in the number of shares reserved for grant under the Plan. On April 1, 1999, the shareholders of the Company approved an increase in the number of shares reserved for grant under the Plan to 1,750,000 shares. This represents the measurement date for previously granted but unapproved options. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to compensation expense of $998,000 and $972,000 for the portion of the vesting lapsed during the years ended December 31, 2000 and 1999, respectively. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options.

(b)  COMMON STOCK WARRANTS

     In connection with the Company's 1997 private placement, certain consultants were issued warrants to purchase approximately 219,000 shares of the Company's common stock exercisable at $7.00 per share through June 2007. As of December 31, 2000, warrants to purchase 51,017 shares have been exercised.

     The Company similarly agreed to issue warrants to purchase approximately 91,000 shares of the Company's common stock exercisable at $9.50 per share to certain consultants in connection with the Company's 1998 private placement. Such warrants were earned in December 1998 and January 1999. The warrants are exercisable through 2009. As of December 31, 2000, warrants to purchase 11,021 shares have been exercised.

     During the second quarter of 1999, in connection with the resolution of an employment matter, the Company issued warrants to purchase 150,000 shares of the Company's

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)


common stock exercisable at $7.00 per share. As a result of the warrant issuance, the Company recorded compensation expense of approximately $2,000,000. As of December 31, 2000, warrants to purchase 10,000 shares have been exercised.

     In 1999, the Company agreed to issue warrants to purchase approximately 35,000 shares of the Company's common stock exercisable at $11.50 per share to certain consultants in connection with the Company's 1999 private placement with Vulcan Ventures, Inc. The warrants are exercisable through 2009. As of December 31, 2000, warrants to purchase 6,087 shares have been exercised.

7.   Income Taxes

     The Company has reported no income tax benefits due to limitations on the recognition of deferred tax assets for financial reporting purposes.

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows:


                                                                  December 31
                                                         ----------------------------
                                                             2000            1999
                                                             ----            ----
   Deferred tax assets:
     Net operating loss carryforwards................    $22,513,000     $11,941,000
     Equity compensation.............................      1,522,000       2,406,000
     Research and experimentation credit
       carryforwards.................................      1,263,000         941,000
     Other...........................................        378,000         146,000
                                                         -----------     -----------
             Total gross deferred tax assets.........     25,676,000      15,434,000
     Less valuation allowance........................     25,676,000      15,434,000
                                                         -----------     -----------
             Net deferred tax assets.................    $     --        $     --
                                                         ===========     ===========



     Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not the entire deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on all gross deferred tax assets.

     The increases in the valuation allowance for deferred tax assets of $10,242,000, $10,186,000 and $3,299,000 in 2000, 1999 and 1998, respectively, are primarily attributable to increases in net operating loss and tax credit carryforwards.

     At December 31, 2000 the Company had net operating loss carryforwards of approximately $66,216,000 and research and experimentation credit carryforwards of

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)


approximately $1,263,000 which are available to offset future Federal taxable income and income taxes, respectively, if any, and expire beginning in 2010.

8.   Commitments

(a)  Leases

     The Company leases office facilities under noncancelable operating leases, which expire from 2002 to 2007, along with a sublease agreement under which the Company acts as a sublessor. Until September 1998, the Company also leased office space from Genentech.

     In August 1998, the Company commenced a lease for office space at Mahidol University in Bangkok, Thailand, ending at the conclusion of Phase III clinical trials in Thailand. The lease requires monthly payments of $2,000. Additionally, the Company began renovation of project office space at Taksin Hospital, also in Bangkok. The Company is required to pay up to $100,000 for renovations, for which the Company will receive use of the facility for a five-year term at no additional cost. As of December 31, 2000, the Company had fulfilled its obligation related to the renovations.

     The Company entered into an 88-month laboratory lease commencing January 1, 1999, which requires the Company to expend a minimum of $500,000 in leasehold improvements, in addition to its scheduled lease payments. As of December 31, 2000, the Company had fulfilled its obligation related to the leasehold improvements.

     Minimum annual payments, excluding required leasehold improvements and renovations, under the foregoing leases, are as follows:

2001.................................................                   $927,000
2002.................................................                    945,000
2003.................................................                    959,000
2004.................................................                    988,000
2005.................................................                  1,017,000
Thereafter...........................................                  1,250,000

     Rent  expense  for 2000,  1999 and 1998 was  $1,198,000  and  $901,000  and
$353,000, respectively.

(b)  Employment Agreements

     The Company has employment contracts with certain members of management ending from 2001 to 2004. Such agreements provide for discretionary bonuses and annual increases in compensation as determined by the Board of Directors. Minimum compensation under these contracts aggregates $1,298,000 annually.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)


(c)  Clinical Trials

     In connection with Phase III clinical trials, the Company has contracted for the services of 61 medical clinics in North America and Europe and 17 medical clinics in Thailand associated with the Bangkok Metropolitan Administration. The clinics will provide the location, clinicians, oversight, and volunteers for the three-year testing of the Company's vaccine. Payment will be made over the period based on the number of volunteers vaccinated, the number of return visits and the subsequent testing and follow-up of these volunteers. Total commitments are estimated to aggregate approximately $29,400,000, of which the Company had paid approximately $5,000,000 for the year ended December 31, 2000. Estimated future payments are as follows:

             2001.................................    $5,900,000
             2002.................................     6,200,000
             2003.................................     2,700,000

9.   Non-cash Compensation Expense

     Employment contracts with three members of management provided for the issuance of an aggregate of 325,757 shares of the Company's common stock to these individuals if the public market valuation of a share of the Company's common stock, as computed on a 30-day trailing average of the closing price of the Company's common stock over such period as reported by The NASDAQ Stock Market(R), is equal to or greater than $28.00 per share. In November 2000, the average price of $28.00 was achieved and accordingly, the 325,757 shares of common stock were issued to the three members of management. The Company recorded an immediate non-cash compensation charge to expense equal to the per share value of the common stock issued. The per share value of the stock upon issuance was $24.25 with a charge to expense equaling $7,900,000

     The Company granted three 6-month loans aggregating $2,619,000 to three members of management. The loans are related to payroll taxes paid by the Company on behalf of the officers in connection with compensation incurred as a result of shares issued to the officers. Interest accrues on a monthly basis at a rate of 6% per annum beginning January 2001. The loans are to be paid by a lump-sum payment in June 2001, although there is an extension provision in the loan agreements. Two of the loans are secured by the common stock of the Company owned by the officer, the third loan is currently in negotiations in respect to securing the loan.

     In  December  2000,  the  Company  recorded a  $1,800,000  charge for costs related to the resignation of the Company's chairman and chief executive officer. Costs included cash payments totaling $650,000 and a non-cash compensation charge of $1,150,000 related to acceleration of stock options.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)


     Non-cash compensation expense for 2000, 1999 and 1998 was $9,958,000, $3,319,000 and $0, respectively.

10.     Selected Quarterly Financial Data (Unaudited)


                                                        Year Ended December 31, 2000
                                --------------------------------------------------------------------------------
                                  First Quarter         Second Quarter       Third Quarter       Fourth Quarter
                                ------------------    ------------------    ----------------    ----------------
Revenues                          $        --           $        --          $     200,000       $      75,000

Loss from operations              $  (5,646,000)        $  (6,575,000)       $  (7,219,000)      $ (16,263,000)

Other income, net                 $   1,030,000         $   1,005,000        $     962,000       $     903,000

Net loss                          $  (4,616,000)        $  (5,570,000)       $  (6,257,000)      $ (15,360,000)

Basic and diluted loss per
share                             $       (0.34)        $       (0.41)       $       (0.46)      $       (1.11)

Weighted average shares
used in computing basic
and diluted loss per share           13,540,000            13,564,000           13,605,000          13,833,000



                                                        Year Ended December 31, 1999
                                --------------------------------------------------------------------------------
                                  First Quarter         Second Quarter       Third Quarter       Fourth Quarter
                                ------------------    ------------------    ----------------    ----------------
Revenues                         $      --             $        --           $        --         $      --

Loss from operations             $ (4,044,000)         $   (7,993,000)       $   (6,807,000)     $  (6,638,000)

Other income, net                $    284,000          $      233,000        $      706,000      $     925,000

Net loss                         $ (3,760,000)         $   (7,760,000)       $   (6,101,000)     $  (5,713,000)

Basic and diluted loss per
share                            $      (0.49)         $        (1.01)       $        (0.55)     $       (0.49)

Weighted average shares
used in computing basic
and diluted loss per share          7,619,000               7,685,000            11,156,000         11,679,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act") no later than 120 days after the end of the 2000 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2000 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2000 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2000 fiscal year.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)(1)   Financial Statements

                                                                            Page
                                                                            ----

               VaxGen, Inc.

               Report of Independent Auditors'.............................. 44
               Balance Sheets - December 31, 2000 and 1999.................. 45
               Statements of Operations - Years ended December 31, 2000,
               1999, 1998 and Period from Inception (November 27, 1995)
               through December 31, 2000.................................... 46
               Statements of Cash Flows - Years ended December 31, 2000,
               1999, 1998 and Period from Inception (November 27, 1995)
               through December 31, 2000.................................... 47
               Statements of Stockholders' Equity (Deficit) and
               Comprehensive Loss - Years ended December 31, 2000,
               1999, 1998 and Period from Inception (November 27, 1995)
               through December 31, 2000.................................... 48

     (a)(2)    Financial Statement Schedules

               Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the financial statements and notes thereto.

     (a)(3)    Exhibits

      Exhibit
      Number                               Description
      ------                               -----------

   3.1       Amended and Restated Certificate of Incorporation (1)
   3.2       Amended and Restated Bylaws (1)
   4.1       Specimen stock certificate (1)
   10.1 Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997 (1)
   10.2 1996 Registration Rights Agreement between VaxGen and certain stockholders (1)
   10.3 1998 Registration Rights Agreement between VaxGen and certain stockholders (1)
   10.4      VaxGen, Inc. Amended and Restated 1996 Stock Option Plan (2)
   10.5      1998 Director Stock Option Plan (1)
   10.6      Form of stock option agreement (1)
   10.7      Form of common stock warrant (1)
   10.8 Right of First Option Agreement between VaxGen and Leon A. Greenblatt, dated March 14, 1997 (1)
   10.9 Amended and Restated Employment Agreement between VaxGen and Robert C. Nowinski (3)
   10.10 Amended and Restated Employment Agreement between VaxGen and Donald P. Francis (4)
   10.11 Amended and Restated Employment Agreement between VaxGen and Phillip W. Berman (5)
   10.12 Employment Agreement between VaxGen and John G. Curd, dated as of May 3, 1999 (1)
   10.13 Employment Agreement between VaxGen and Carter A. Lee, dated as of April 1, 1999 (1)
   10.14     License Agreement with Genentech, dated as of May 1, 1996 (1)
   10.15     Services Agreement with Genentech, dated as of January 1, 1999 (1)
   10.16 Letter of Intent for Supply Development Agreement between VaxGen and Pasteur Merieux Serums et Vaccins (Pasteur Merieux Connaught), dated April 10, 1998(1)
   10.16.1 Amendment to Letter of Intent for Supply Development Agreement between VaxGen and Pasteur Merieux Serums et Vaccins (Pasteur Merieux Connaught), dated May 3, 1999(1)
   10.17     Form of trial clinic agreement (1)
   10.18 Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998 (1)
   10.19 Lease Agreement between VaxGen and Spieker Properties, L.P., dated May 20, 1998 (1)
   10.20 Common Stock Purchase Agreement between VaxGen and Vulcan Ventures, Inc., dated October 15, 1999 (6)
   10.21 Severance Agreement and Mutual General Release entered into between Robert C. Nowinski and VaxGen, Inc. dated as of December 7, 2000
   10.22 Loan and Security Agreement, Promissory Note and Account Control Agreement entered into between Donald P. Francis and VaxGen, Inc. dated as of December 20, 2000

      Exhibit
      Number                               Description
      ------                               -----------

   10.23     Promissory Note entered into between
             Robert C. Nowinski and VaxGen, Inc. dated as of December 20, 2000
   10.24 Loan and Security Agreement, Promissory Note and Account Control Agreement entered into between
             Phillip W. Berman and VaxGen, Inc. dated as of December 20, 2000
   10.25 Employment Agreement between VaxGen and William Heyward, dated as of January 3, 2000
   10.26 Employment Agreement between VaxGen and George T. Baxter, dated as of September 5, 2000
   23.1      Consent of KPMG LLP

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

     (2) Incorporated by reference to Exhibit 99.1 filed with the Company's Registration Statement on Form S-8 (File No. 333-85391).

     (3) Incorporated by reference to Exhibit 99.4 filed with the Company's Registration Statement on Form S-8 (File No. 333-85391).

     (4) Incorporated by reference to Exhibit 99.3 filed with the Company's Registration Statement on Form S-8 (File No. 333-85391).

     (5) Incorporated by reference to Exhibit 99.5 filed with the Company's Registration Statement on Form S-8 (File No. 333-85391).

     (6) Incorporated by reference to the same exhibit filed with the Company's Annual Report on Form 10-K (File No. 000-26483).


     (a)  Reports on Form 8-K:

          A current report on Form 8-K dated December 29, 2000 was filed with the Securities and Exchange Commission, reporting under Item 5 the resignation of Robert C. Nowinski as Chairman of the Board and Chief Executive Officer of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VaxGen, Inc.
                                                (Registrant)

                                       By:  /s/ Carter A. Lee
                                           ------------------------------------
                                                Carter A. Lee
                                                Senior Vice President
                                                Finance & Administration
                                                (Principal Financial and
                                                Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Donald P. Francis                        March 30, 2001
     -------------------------
Donald P. Francis
President and Director
(Principal Executive Officer)

By:  /s/ Carter A. Lee                            March 30, 2001
     -------------------------
Carter A. Lee
Senior Vice President
Finance & Administration
(Principal Financial and Accounting Officer)


/s/ Phillip W. Berman                             March 30, 2001
------------------------------
Phillip W. Berman
Senior Vice President,
Research and Development, Director

/s/ Randall L-W. Caudill                          March 30, 2001
------------------------------
Randall L-W. Caudill
Director

/s/ Stephen C. Francis                            March 30, 2001
------------------------------
Stephen C. Francis
Director

/s/ Ruth B. Kunath                                March 30, 2001
------------------------------
Ruth B. Kunath
Director

/s/ William D. Young                              March 30, 2001
------------------------------
William D. Young
Director

                                EXHIBIT INDEX (A)

Exhibit
Number                             Description
-------                            -----------

10.21 Severance Agreement and Mutual General Release entered into between Robert C. Nowinski and VaxGen, Inc. dated as of December 7, 2000
10.22 Loan and Security Agreement, Promissory Note and Account Control Agreement entered into between Donald P. Francis and VaxGen, Inc. dated as of December 20, 2000
10.23 Promissory Note entered into between Robert C. Nowinski and VaxGen, Inc. dated as of December 20, 2000
10.24 Loan and Security Agreement, Promissory Note and Account Control Agreement entered into between Phillip W. Berman and VaxGen, Inc. dated as of December 20, 2000
10.25 Employment Agreement between VaxGen and William Heyward, dated as of January 3, 2000
10.26 Employment Agreement between VaxGen and George T. Baxter, dated as of September 5, 2000
23.1       Consent of KPMG LLP

(A) Exhibits incorporated by reference are listed in Item 14(a)3 of this Report.