Form 10-Q
period 2001-03-31
VAXGEN INC
filed 2001-05-03
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The issuer has one class of common stock with 14,077,224 shares outstanding as of April 30, 2001.

                                  VaxGen, Inc.

                                    Form 10-Q

                      For the Quarter Ended March 31, 2001

                                Table of Contents


Part I.     Financial Information                                           Page

Item 1.     Financial Statements:
             Condensed Balance Sheets.......................................  1
             Condensed Statements of Operations.............................  2
             Condensed Statements of Cash Flows.............................  3
             Notes to Condensed Financial Statements........................  4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations:
             Overview.......................................................  6
             Results of Operations..........................................  8
             Liquidity and Capital Resources................................  9

Item 3.     Quantitative and Qualitative Disclosure about Market Risk....... 11

Part II.    Other Information

Item 2.     Changes in Securities and Use of Proceeds....................... 12
Item 6.     Exhibits and Reports on Form 8-K................................ 13
            Signature....................................................... 14

                         PART I - FINANCIAL INFORMATION


                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                                   (Unaudited)

Item 1. Financial Statements

                                                                         March 31,           December 31,
                                                                           2001                  2000
                                                                     --------------        --------------
                                     ASSETS

Current assets:
Cash and cash equivalents                                            $    1,562,000        $    5,426,000
Investment securities                                                    40,460,000            43,098,000
Interest receivable                                                         559,000               733,000
Prepaid expenses and other current assets                                 4,056,000             4,114,000
                                                                     --------------        --------------
Total current assets                                                     46,637,000            53,371,000

Property and equipment, net                                               3,045,000             3,202,000
Other assets                                                                274,000               224,000
                                                                     --------------        --------------
Total assets                                                         $   49,956,000        $   56,797,000
                                                                     ==============        ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Payable to Genentech                                                 $      682,000        $    2,071,000
Accounts payable                                                            321,000               315,000
Accrued liabilities                                                       2,661,000             2,941,000
Current portion of long-term obligations                                     31,000                31,000
                                                                     --------------        --------------
Total current liabilities                                                 3,695,000             5,358,000

Long-term obligations                                                       359,000               367,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares
  authorized; none issued or outstanding                                         --                    --
Common stock, $0.01 par value, 20,000,000 shares
  authorized; 14,071,566 and 14,045,656 shares issued
  and outstanding at March 31, 2001 and
  December 31, 2000, respectively                                           140,000               140,000
Additional paid-in capital                                              121,942,000           121,717,000
Deferred stock compensation                                              (1,471,000)           (1,667,000)
Accumulated other comprehensive income -
  unrealized gain on investment securities                                  694,000               354,000
Deficit accumulated during the development stage                        (75,403,000)          (69,472,000)
                                                                     --------------        --------------
Total stockholders' equity                                               45,902,000            51,072,000

                                                                     --------------        --------------
Total liabilities and stockholders' equity                           $   49,956,000        $   56,797,000
                                                                     ==============        ==============

            See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Period from
                                                                Three Months Ended                 Inception
                                                                     March 31,                 (November 27, 1995)
                                                         ---------------------------------          through
                                                              2001                2000           March 31, 2001
                                                         -------------       -------------       -------------
Revenue:

Contract revenue                                         $      75,000       $          --       $     350,000

Operating expenses:

Research and development:
Genentech charges                                              395,000             250,000           9,751,000
Other                                                        4,114,000           3,803,000          42,937,000
                                                         -------------       -------------       -------------
Total research and development                               4,509,000           4,053,000          52,688,000

General and administrative expenses                          2,342,000           1,593,000          31,829,000
                                                         -------------       -------------       -------------

Loss from operations                                        (6,776,000)         (5,646,000)        (84,167,000)

Other income (expense) :
Investment income, net                                         852,000           1,034,000           8,840,000
Interest expense                                                (7,000)             (4,000)            (76,000)
                                                         -------------       -------------       -------------
Total other income, net                                        845,000           1,030,000           8,764,000

                                                         -------------       -------------       -------------
Net loss                                                 $  (5,931,000)      $  (4,616,000)      $ (75,403,000)
                                                         =============       =============       =============

Basic and diluted loss per share                         $       (0.42)      $       (0.34)
                                                         =============       =============

Weighted average shares used in computing
basic and diluted loss per share                            14,061,000          13,540,000
                                                         =============       =============

            See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                    Period from
                                                                                      Three Months Ended             Inception
                                                                                           March 31,             (November 27, 1995)
                                                                               --------------------------------       through
                                                                                    2001              2000         March 31, 2001
                                                                               --------------    --------------    --------------
Cash flows from operating activities:

Net loss                                                                       $   (5,931,000)   $   (4,616,000)   $  (75,403,000)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       222,000           173,000         1,589,000
  Amortization of premiums and discounts on investment securities                     (22,000)          196,000          (541,000)
  Stock compensation expense                                                          196,000           202,000        13,486,000
  Changes in assets and liabilities:
    Interest receivable                                                               174,000           (83,000)         (559,000)
    Prepaid expenses and other current assets                                          58,000           (65,000)       (4,056,000)
    Other assets                                                                      (50,000)               --          (163,000)
    Payable to Genentech                                                           (1,389,000)         (603,000)          682,000
    Accounts payable, accrued liabilities and other long-term obligations            (274,000)         (507,000)        3,294,000
                                                                               --------------    --------------    --------------
Net cash used in operating activities                                              (7,016,000)       (5,303,000)      (61,671,000)
                                                                               --------------    --------------    --------------

Cash flows from investing activities:

Purchase of investment securities                                                  (3,021,000)       (4,566,000)     (143,468,000)
Proceeds form sale and maturities of investment securities                          6,021,000        16,055,000       104,243,000
Purchase of property and equipment                                                    (65,000)         (278,000)       (4,487,000)
Long-term lease deposits                                                                   --                --          (120,000)
                                                                               --------------    --------------    --------------
Net cash provided by (used in) investing activities                                 2,935,000        11,211,000       (43,832,000)
                                                                               --------------    --------------    --------------

Cash flows from financing activities:

Payments under capital lease obligations                                               (8,000)           (8,000)          (60,000)
Stock issued to Genentech                                                                  --                --         1,025,000
Stock issued to other founders                                                             --                --            20,000
Stock issued in private placements                                                         --                --        65,164,000
Stock issued in initial public offering                                                    --                --        46,345,000
Issuance costs of private placements                                                       --                --        (4,208,000)
Issuance costs of initial public offering                                                  --                --        (4,386,000)
Exercise of employee stock options                                                    225,000           410,000         2,165,000
Loans from Genentech                                                                       --                --         1,000,000
                                                                               --------------    --------------    --------------
Net cash provided by financing activities                                             217,000           402,000       107,065,000
                                                                               --------------    --------------    --------------

Increase (decrease) in cash and equivalents                                        (3,864,000)        6,310,000         1,562,000

Cash and cash equivalents at beginning of period                                    5,426,000        16,063,000                --
                                                                               --------------    --------------    --------------

Cash and cash equivalents at end of period                                     $    1,562,000    $   22,373,000    $    1,562,000
                                                                               ==============    ==============    ==============

Supplemental schedule of non cash investing and financing activities:

Equipment acquired through capital leases                                      $           --    $      138,000    $      138,000

Issuance of stock through conversion of Genentech note payable                 $           --    $           --    $    1,000,000

            See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

                     Notes to Condensed Financial Statements
                                 March 31, 2001
                                   (Unaudited)


1.   Basis of Presentation

The unaudited condensed financial statements of VaxGen, Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Non-Cash Compensation

On April 1, 1999, the shareholders of the Company approved an increase in the number of shares reserved for grant under the Company's 1996 Stock Option Plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998, which were granted subject to stockholder approval of the plan amendment. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to non-cash compensation expense of $162,000 for the portion of the vesting period lapsed for the three months ended March 31, 2001. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)



3.   Loss per Share

Excluded from the computation of basic and diluted loss per share, were stock options and warrants outstanding for the purchase of 2,234,000 and 1,817,000 shares of common stock as of March 31, 2001 and March 31, 2000, respectively, because the representative share increments would be antidilutive.

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

Item 2. Management's Discussion and Analysis Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Factors that might cause such a difference include, but are not limited to, uncertainties related to the progress, costs and results of the Company's Phase III clinical trials, the progress of other internal research and development projects, the establishment of collaborative arrangements with governmental agencies, the availability of manufacturing capacity, the receipt of research grants and the timing of certain expenses. Reference should be made to VaxGen's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, for a more detailed description of such factors discussed in the "Factors Affecting Future Results" and "Business" sections. These risk factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

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

To date, we have  generated  $350,000 in revenue,  primarily from a preparedness grant from the National Institutes of Health ("NIH") for research and development of HIV vaccines. We anticipate only modest revenues from other governmental agencies or other grants or from collaborations with other entities over the next three to four years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2001, we had a deficit accumulated during the development stage of $75,403,000. We anticipate incurring substantial losses over at least the next three to four years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

For the North American/European clinical trial, we will have our first opportunity in November 2001 to find out how well AIDSVAX(R) works. If the results of the interim analysis demonstrate 30% or greater efficacy, at statistical significance, we believe that the Data and Safety Monitoring Board will recommend that we terminate the trial. In order to achieve this level of statistical significance, the vaccine must have an actual efficacy rate of well over 50%. We would then begin the process of applying for regulatory approval. If the results of the interim analysis are inconclusive, we will proceed for another 12 months to the scheduled endpoint of the trial at the end of 2002. During this time, we will gather additional statistical power that will improve our ability to determine the vaccine's effectiveness. An interim analysis for the Thai clinical trial is anticipated to take place during the fourth quarter of 2002.

Results of Operations

Three months ended March 31, 2001 compared to the three months ended March 31, 2000

Contract Revenue

Contract revenue increased to $75,000 for the three months ended March 31, 2001 from $0 for the three months ended March 31, 2000. Contract revenue consisted of funds received as reimbursements under an NIH grant. Research contract revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

Research and Development Expenses

Research and development expenses increased 11% from $4,053,000 for the three months ended March 31, 2000 to $4,509,000 for the three months ended March 31, 2001. The increase is related to expenses related to the on-going North American/European and Thai clinical trials along with development of additional AIDSVAX(R) vaccines (See further discussion in "Liquidity and Capital Resources"). These expenses included costs for additional personnel along with maintaining our research laboratory facility.

General and Administrative Expenses

General and administrative expenses increased 47% from $1,593,000 for the three months ended March 31, 2000 to $2,342,000 for the three months ended March 31, 2001. The increase was due primarily to additional personnel hired to support our growing infrastructure along with an increase in legal fees, which included fees related to a successful patent defense last year.

Other Income, Net

Other income, net, consisting primarily of investment income, decreased by 18% from $1,030,000 for the three months ended March 31, 2000 to $845,000 for the three months ended March 31, 2001. This was primarily attributed to lower average balances of cash, cash equivalents and investment securities.

Liquidity and Capital Resources

Cash, cash equivalents and investment securities were $42,022,000 at March 31, 2001. We have financed our operations since inception through private placements of common stock, our initial public offering ("IPO") and capital provided by Genentech. Genentech last funded VaxGen in 1997 and has no obligation to provide future funding to the Company.

We completed our IPO in July 1999, in which we issued and sold 3,565,000 shares of common stock for aggregate proceeds to us in the amount of $46,400,000. Of the aggregate proceeds received in the IPO, approximately $4,400,000 was used to pay costs and expenses related to the IPO, resulting in net proceeds of approximately $42,000,000. In early 1999, we received net proceeds of $5,273,000 from private placement financing activities, all of which were completed prior to the IPO.

In December 1999, we completed a private placement of common stock with Vulcan Ventures, Inc., the investment organization of Paul G. Allen. The funds from the private placement will support our on-going operations along with our current clinical trials. This private placement has also enabled us to commence development of a formulation of AIDSVAX(R) which focuses on the predominant HIV type found in Africa, China, India and South America (subtype C). Currently, we have developed formulations of AIDSVAX(R), which focus on the predominant HIV type in North America, Europe, the Caribbean and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). The private placement consisted of approximately 2,174,000 shares of common stock, which resulted in proceeds, net of expenses, to us of approximately $24,000,000.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through March 31, 2001, our gross investment in equipment and leasehold improvements was $4,487,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratory and the establishment of larger office facilities. Net cash used in operating activities for the three months ended March 31, 2001 was $7,016,000, representing expenditures for research and development costs and general and administrative expenses.

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

On March 23, 2001, we finalized the collaborative agreement with the National Institute of Allergy and Infectious Diseases ("NIAID"), an agency within the National Institutes of Health, to obtain and store clinical specimens from our North American/European Phase III clinical trial. The agreement provides that NIAID may fund approximately $3,000,000 to $4,000,000, most of which will go to BBI Biotech Research Laboratories, Inc.("BBI Biotech"), a NIAID contractor, and clinical sites contracted by us to carry out the Phase III clinical trial. BBI Biotech processes and stores the samples for NIAID. The collaboration will run through December 2003.

For the North American/European clinical trial, we will have our first opportunity in November 2001 to find out how well AIDSVAX works. If the results of the interim analysis demonstrate 30% or greater efficacy, at statistical significance, we believe that the Data and Safety Monitoring Board would recommend that we terminate the trial. In order to achieve this level of statistical signifiance, the vaccine must have an actual efficacy rate of well over 50%. We would then begin the process of applying for regulatory approval. If the results of the interim analysis are inconclusive, we will proceed for another 12 months to the scheduled endpoint of the trial at the end of 2002. During this time, we will gather additional statistical power that will improve our ability to determine the vaccine's effectiveness. An interim analysis for the Thai clinical trial is anticipated to take place during the fourth quarter of 2002.

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

     o    the timing of revenue, if any, from AIDSVAX(R).

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

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U. S. Government, Federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At March 31, 2001, we held government debt instruments and corporate obligations in the principal amount of $39,800,000. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2001, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less and holding them until maturity.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand's currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. At the time these contracts were written, the Thailand exchange rate was 37.5 Baht per one U. S. Dollar. As of March 31, 2001, we have incurred $1,000 in foreign exchange losses.

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

                           Part II - Other Information


Item 2.   Changes in Securities and Use of Proceeds

The Company's Registration Statement under the Securities Act of 1933 (File No. 333-78065) became effective June 29, 1999. Offering proceeds, net of aggregate expenses of approximately $4,400,000, were approximately $42,000,000. All of the expenses related to the offering were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. As of March 31, 2001, the Company has utilized approximately $24,000,000 of net proceeds of the offering ($23,100,000 for working capital and $900,000 for leasehold improvements and equipment). The Company has invested the remainder of the net proceeds from the offering in short-term investments such as high-quality corporate issues and government obligations.

Item 6.           Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 and Regulation S-K:

          10.27 Subcontract Agreement entered into between BBI Biotech Research Laboratories, Inc. and VaxGen, Inc. dated as of March 23, 2001.

     (b)  Reports on Form 8-K:

          None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           VaxGen, Inc.
                                           (Registrant)


Dated: May 2, 2001                         By: /s/ Carter A. Lee
                                               ---------------------------
                                               Carter A. Lee
                                               Senior Vice President
                                               Finance & Administration
                                               (Principal Financial Officer)