Form 10-Q
period 2001-06-30
VAXGEN INC
filed 2001-08-14
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The issuer has one class of common stock with 14,177,605 shares outstanding as of July 31, 2001.

                                  VaxGen, Inc.

                                    Form 10-Q

                       For the Quarter Ended June 30, 2001

                                Table of Contents


Part I.  Financial Information                                              Page

Item 1.  Financial Statements:
          Condensed Balance Sheets......................................       1
          Condensed Statements of Operations............................       2
          Condensed Statements of Cash Flows............................       3
          Notes to Condensed Financial Statements.......................       4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations:
          Overview......................................................       9
          Results of Operations.........................................      11
          Liquidity and Capital Resources...............................      13
          Risk Factors..................................................      16

Item 3.  Quantitative and Qualitative Disclosure about Market Risk......      27

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds......................      28
Item 4.  Submission of Matters to a Vote of Security Holders............      29
Item 6.  Exhibits and Reports on Form 8-K...............................      30
         Signature......................................................      31

                          PART I - FINANCIAL INFORMATION


                                   VaxGen, Inc.
                         (A Development Stage Enterprise)

                                  BALANCE SHEETS
                                   (Unaudited)
Item 1. Financial Statements

                                      ASSETS

                                                           June 30,       December 31,
                                                             2001            2000
                                                        -------------    -------------
Current assets:
Cash and cash equivalents                               $  13,284,000    $   5,426,000
Investment securities                                      43,979,000       43,098,000
Interest receivable                                           676,000          733,000
Prepaid expenses and other current assets                   2,265,000        4,114,000
                                                        -------------    -------------
Total current assets                                       60,204,000       53,371,000

Property and equipment, net                                 2,937,000        3,202,000
Other assets                                                  125,000          224,000
                                                        -------------    -------------

Total assets                                            $  63,266,000    $  56,797,000
                                                        =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Payable to Genentech                                    $     337,000    $   2,071,000
Accounts payable                                              149,000          315,000
Accrued liabilities                                         2,825,000        2,941,000
Dividends payable                                             127,000             --
Current portion of long-term obligations                       31,000           31,000
                                                        -------------    -------------
Total current liabilities                                   3,469,000        5,358,000

Long-term obligations                                         195,000          367,000

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 20,500 shares authorized:

     Series A 6% cumulative convertible stock, $0.01
     par value, 20,000 shares issued and outstanding
     at June 30, 2001                                      15,040,000             --

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares
  authorized; none issued or outstanding                         --               --
Common stock, $0.01 par value, 40,000,000 shares
  authorized; 14,170,105 and 14,045,656 shares issued
  and outstanding at June 30, 2001 and
  December 31, 2000, respectively                             141,000          140,000
Additional paid-in capital                                126,150,000      121,717,000
Deferred stock compensation                                (1,028,000)      (1,667,000)
Accumulated other comprehensive income -
  unrealized gain on investment securities                    556,000          354,000
Deficit accumulated during the development stage          (81,257,000)     (69,472,000)
                                                        -------------    -------------
Total stockholders' equity                                 44,562,000       51,072,000

                                                        -------------    -------------

Total liabilities and stockholders' equity              $  63,266,000    $  56,797,000
                                                        =============    =============



            See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     Period from
                                                          Three Months Ended                Six Months Ended          Inception
                                                               June 30,                        June 30,          (November 27, 1995)
                                                      ---------------------------   ----------------------------       through
                                                         2001            2000           2001            2000        June 30, 2001
                                                      -----------    ------------   ------------    ------------     ------------
Revenue:

Contract revenue                                      $   346,000    $       --     $    421,000    $       --       $    696,000

Operating expenses:

Research and development:
Genentech charges                                         107,000         410,000        502,000         660,000        9,858,000
Other                                                   3,634,000       4,394,000      7,748,000       8,196,000       46,571,000
                                                      -----------    ------------   ------------    ------------     ------------
Total research and development                          3,741,000       4,804,000      8,250,000       8,856,000       56,429,000

General and administrative expenses                     3,375,000       1,771,000      5,717,000       3,365,000       35,204,000
                                                      -----------    ------------   ------------    ------------     ------------

Loss from operations                                   (6,770,000)     (6,575,000)   (13,546,000)    (12,221,000)     (90,937,000)

Other income (expense) :
Investment income, net                                    923,000       1,007,000      1,775,000       2,041,000        9,763,000
Interest expense                                           (7,000)         (2,000)       (14,000)         (6,000)         (83,000)
                                                      -----------    ------------   ------------    ------------     ------------
Total other income, net                                   916,000       1,005,000      1,761,000       2,035,000        9,680,000

Net loss                                               (5,854,000)     (5,570,000)   (11,785,000)    (10,186,000)     (81,257,000)
                                                      ===========    ============   ============    ============     ============

Charges attributed to convertible preferred stock:
     Dividends                                           (127,000)           --         (127,000)           --
     Accretion of redemption value                       (142,000)                      (142,000)
     Beneficial conversion charge                        (734,000)           --         (734,000)           --
                                                      -----------    ------------   ------------    ------------
Net loss applicable to common shareholders            $(6,857,000)   $ (5,570,000)  $(12,788,000)   $(10,186,000)
                                                      ===========    ============   ============    ============

Net loss per share applicable to common
     shareholders, basic and diluted                  $     (0.49)   $      (0.41)  $      (0.91)   $      (0.75)

Weighted average shares used in computing basic
and diluted loss per share                             14,100,000      13,564,000     14,081,000      13,552,000
                                                      ===========    ============   ============    ============


            See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                     Period from
                                                                                            Six Months Ended          Inception
                                                                                                June 30,          November 27, 1995)
                                                                                      ---------------------------      through
                                                                                          2001           2000       June 30, 2001
                                                                                      ------------   ------------   -------------
Cash flows from operating activities:

Net loss                                                                              $(11,785,000)  $(10,186,000) $ (81,257,000)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                            452,000        363,000      1,819,000
  Amortization of premiums and discounts on investment securities                           14,000        143,000       (505,000)
  Stock compensation expense                                                               868,000        449,000     14,158,000
  Warrants issued to consultants                                                           114,000           --          114,000
  Changes in assets and liabilities:
    Interest receivable                                                                     57,000       (284,000)      (676,000)
    Prepaid expenses and other current assets                                            1,849,000       (145,000)    (2,265,000)
    Other assets                                                                            99,000          1,000        (14,000)
    Payable to Genentech                                                                (1,734,000)      (767,000)       337,000
    Accounts payable, accrued liabilities and other long-term obligations                 (510,000)      (223,000)     3,058,000
                                                                                      ------------   ------------  -------------

Net cash used in operating activities                                                  (10,576,000)   (10,649,000)   (65,231,000)
                                                                                      ------------   ------------  -------------
Cash flows from investing activities:

Purchase of investment securities                                                      (16,152,000)   (11,512,000)  (156,599,000)
Proceeds form sale and maturities of investment securities                              15,459,000     24,041,000    113,681,000
Purchase of property and equipment                                                        (187,000)      (590,000)    (4,609,000)
Long-term lease deposits                                                                      --             --         (120,000)
                                                                                      ------------   ------------  -------------

Net cash provided by (used in) investing activities                                       (880,000)    11,939,000    (47,647,000)
                                                                                      ------------   ------------  -------------


Cash flows from financing activities:

Payments under capital lease obligations                                                   (16,000)       (12,000)       (68,000)
Proceeds from issuance of preferred stock                                               18,406,000           --       18,406,000
Stock issued to Genentech                                                                     --             --        1,025,000
Stock issued to other founders                                                                --             --           20,000
Stock issued in private placements                                                            --             --       65,164,000
Stock issued in initial public offering                                                       --             --       46,345,000
Issuance costs of private placements                                                          --             --       (4,208,000)
Issuance costs of initial public offering                                                     --             --       (4,386,000)
Exercise of employee stock options                                                         924,000        692,000      2,864,000
Loans from Genentech                                                                          --             --        1,000,000
                                                                                      ------------   ------------  -------------

Net cash provided by financing activities                                               19,314,000        680,000    126,162,000
                                                                                      ------------   ------------  -------------


Increase in cash and cash equivalents                                                    7,858,000      1,970,000     13,284,000

Cash and cash equivalents at beginning of period                                         5,426,000     16,063,000           --
                                                                                      ------------   ------------  -------------


Cash and cash equivalents at end of period                                            $ 13,284,000   $ 18,033,000  $  13,284,000
                                                                                      ============   ============  =============


Supplemental schedule of non cash investing and financing activities:

Dividends payable to redeemable convertible preferred stockholders                    $    127,000   $       --    $     127,000
Accretion of redemption value of redeemable convertible preferred stock                    142,000           --          142,000
Recognition of beneficial conversion feature of redeemable convertible preferred stock     734,000           --          734,000
Equipment acquired through capital leases                                                     --             --          138,000
Issuance of common stock through conversion of Genentech note payable                         --             --        1,000,000


            See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

                     Notes to Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)


1.   Basis of Presentation

The unaudited condensed financial statements of VaxGen, Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Non-Cash Compensation

On April 1, 1999, the stockholders of the Company approved an increase in the number of shares reserved for grant under the Company's 1996 Stock Option Plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998, which were granted subject to stockholder approval of the plan amendment. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to non-cash compensation expense of $379,000 for the portion of the vesting period lapsed for the six months ended June 30, 2001. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options. Total non-cash compensation for the six months ended June 30, 2001 was $868,000 as compared to $449,000 for the comparable period in 2000.

3.   Loss per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

               Notes to Condensed Financial Statements (continued)
                                  June 30, 2001
                                   (Unaudited)


dilutive effects of 1,758,082 shares of common stock subject to outstanding stock options, 714,265 shares of common stock subject to outstanding warrants and 861,383 shares of common stock reserved for conversion of the Series A Preferred Stock are excluded from the diluted earnings per share calculation for the period ended June 30, 2001, and 1,467,589 shares of common stock subject to outstanding stock options and 494,613 shares of common stock subject to outstanding warrants are excluded from the diluted earnings per share for the period ended June 30, 2000, because the representative share increments would be antidilutive.


4.   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133
establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001 did not have any impact on the Company's financial statements.


5.   Redeemable Convertible Preferred Stock Financing

The Company entered into a Securities Purchase Agreement dated as of May 23, 2001 with four investors, whereby the Company received approximately $20,000,000 in consideration for the sale of 20,000 shares of the Company's Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") and the issuance of Common Stock Purchase Warrants described below. Expenses relating to the transaction were approximately $1,600,000, resulting in net proceeds of approximately $18,400,000. These proceeds will be used to prepare the Company's HIV/AIDS vaccine, AIDSVAX(R) ("AIDSVAX"), for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

               Notes to Condensed Financial Statements (continued)
                                  June 30, 2001
                                   (Unaudited)


A summary of the significant terms of the Preferred Stock financing is as follows:

Conversion

Each share of Preferred Stock can be converted at the option of the holder at any time after issuance according to a conversion ratio, subject to adjustment for dilution or certain equity adjustments. The initial conversion ratio is determined by dividing the liquidation value ($1,000 per share plus accrued dividends) by the original conversion price of $23.2185 then multiplied by the number of shares to be converted. The Company may also force conversion of the Preferred Stock into common stock, if, at any time after May 23, 2002, the weighted average price of the Company's stock for at least 20 out of 30 consecutive trading days equals or exceeds 175% of the conversion price (175% of $23.2185 or $40.63).

Redemption

In the event that there is no earlier conversion, the Company must redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. There is also a provision for an early redemption of the Preferred Stock. An early redemption would occur if the November 2001 interim analysis results in anything other than (i) permission to terminate the trial and apply for regulatory approval, or (ii) permission to proceed to the scheduled endpoint of the trial at the end of 2002, or if the interim analysis is not completed by December 31, 2001 or the Data and Safety Monitoring Board's determination is not announced prior to January 31, 2002. Each holder of the Preferred Stock may require the Company to redeem any or all of such holder's Preferred Stock as of a date six months after the negative event at a redemption price per preferred share equal to $1,000 per share plus all accrued and unpaid dividends. The Company may, within certain limits, pay up to 50% of such redemption price in shares of the Company's common stock.

The Company accounts for the difference between the carrying amount of redeemable preferred stock and the redemption amount by increasing the carrying amount for periodic accretion using the interest method, so that the carrying amount will equal the redemption amount at the scheduled redemption date.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

               Notes to Condensed Financial Statements (continued)
                                  June 30, 2001
                                   (Unaudited)

Dividends

Each share of Preferred Stock is entitled to receive a 6% dividend each year, paid 3% on each June 30 and December 31. If not paid within five days of either such date, the dividend will accumulate and compound. The first dividend payment date is December 31, 2001. On that date, each share will be entitled to a dividend of $37.00 per preferred share. Payment may be made in cash or in shares of common stock at the Company's option. Net loss applicable to common shareholders for the second quarter of 2001 includes a non-cash charge of approximately $127,000 for Preferred Stock dividends.

Voting

Each share of Preferred Stock has voting rights equal to the common stock into which it is convertible on the record date of the vote.

Liquidation

In the event of liquidation, dissolution or winding up of the Company, either voluntary or involuntary, each holder of shares of Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders and prior to any distribution to holders of common stock, $1,000 per preferred share plus accrued dividends.

Common Stock Purchase Warrants

In connection with the Preferred Stock financing, the Company issued Common Stock Purchase Warrants ("Warrants") for the purchase of 297,177 shares of common stock to the Preferred Stock investors. The warrants, which expire on May 23, 2006, have an exercise price of $25.2375 per share. However, effective as of May 23, 2002, the exercise price shall be automatically adjusted to a price equal to the lesser of (a) the original exercise price of $25.2375 and (b) the average of the closing bid prices for the Company's common stock on The Nasdaq Stock Market(R) during the twenty consecutive trading days immediately preceding May 23, 2002, provided that the exercise price shall not be adjusted to an amount less than $14.133.

The Company has valued the warrants at $11.80 per share resulting in a total value of approximately $3,500,000. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to additional paid-in-capital. The charge is being amortized over five years,

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

               Notes to Condensed Financial Statements (continued)
                                  June 30, 2001
                                   (Unaudited)


and accordingly net loss to common stockholders for the second quarter of 2001 reflects a non-cash charge of approximately $97,000. The fair value of the warrants was calculated using the Black-Scholes method.

Effect of Beneficial Conversion Feature

The Company's Preferred Stock was issued with a beneficial conversion feature, which was valued at $734,000. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as an in-substance dividend to the preferred stockholders, which increases the net loss applicable to common stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Factors that might cause such a difference include, but are not limited to, uncertainties related to the progress, costs and results of the Company's Phase III clinical trials, the progress of other internal research and development projects, the establishment of collaborative arrangements with governmental agencies, the availability of manufacturing capacity, the receipt of research grants and the timing of certain expenses. Reference should be made to VaxGen's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, under the heading "Business," and to the heading "Risk Factors" included herein, for a more detailed description of such factors. These risk factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

Overview

In November 1995, VaxGen was formed to continue development of AIDSVAX. At that time, Genentech, Inc. ("Genentech") licensed to us the technology necessary for completing development and commercialization of AIDSVAX. Currently, Genentech owns approximately 11% of VaxGen common stock.

Since our formation, we have focused on developing and testing AIDSVAX. We have developed formulations of AIDSVAX that focus on the predominant HIV subtype in North America, Europe, the Caribbean, and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). We have commenced two Phase III clinical trials, one in North America and Europe and one in Thailand to determine the efficacy of AIDSVAX. In October 1999, we completed the enrollment of over 5,400 trial volunteers for the North American/European Phase III clinical trial, which is being conducted in 59 clinical centers. In August 2000, we completed the enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok.

To date, we have generated $696,000 in revenue from grants from the National Institutes of Health ("NIH") for research and development of HIV vaccines along with funds received through a collaborative agreement with BBI Biotech, which is funded by the National Institute of Allergy and Infectious Diseases ("NIAID"), to obtain and store clinical specimens from our North American/European Phase III clinical trial. We anticipate only modest revenues from other governmental agencies or other grants or from collaborations with other entities over the next three to four years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2001, we had a deficit accumulated during the development stage of $81,257,000. We anticipate incurring substantial losses over at least the next three to four years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

For the North American/European clinical trial, we will have our first opportunity in November 2001 to find out how well AIDSVAX works. If the results of the interim analysis demonstrate 30% or greater efficacy, at 97% confidence, we believe that the Data and Safety Monitoring Board, the independent committee that oversees our trials, will recommend that we terminate the trial and proceed with seeking regulatory approval for AIDSVAX. A confidence level of 97% means that if the clinical trial were repeated, 97 times out of 100 we would see at least a 30% greater reduction in HIV infections among volunteers who received AIDSVAX compared with volunteers who received a placebo. To achieve this level of statistical significance at the interim analysis, the vaccine must have an actual efficacy rate of over 60%. This higher required efficacy level at the interim analysis is due to several factors, including the number of volunteers ultimately retained in the study, the rate of HIV infection in the placebo group and the length of time associated with the clinical observation period. If the results of the interim analysis were to demonstrate such efficacy, we would begin the process of applying for regulatory approval. If the results of the interim analysis are inconclusive, we will proceed for another 12 months to the scheduled conclusion of the trial at the end of 2002. During this time, we will gather additional information that will improve our ability to determine the vaccine's effectiveness. The confidence interval would drop to 95% at the final analysis. An interim analysis for the Thai clinical trial is anticipated to take place during the fourth quarter of 2002.

Our strategy is to develop, test and obtain regulatory approval for various formulations of AIDSVAX. We intend to use Genentech and/or other third parties as our partners for manufacturing and distribution. Genentech has exclusive options to manufacture and market AIDSVAX products. If Genentech does not exercise its options, we have the right to pursue third party arrangements, with Genentech obligated to provide the transfer of technology necessary for manufacturing the vaccine.

Results of Operations

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

Contract Revenue

Contract revenue increased to $421,000 for the six months ended June 30, 2001 from $0 for the six months ended June 30, 2000. Contract revenue primarily consisted of funds received as reimbursements under a collaborative agreement with BBI Biotech that is funded by NIAID. Research contract revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

Research and Development Expenses

Research and development expenses decreased 7%, from $8,856,000 for the six months ended June 30, 2000 to $8,250,000 for the six months ended June 30, 2001. The decrease is due to a reduction in expenses related to the ongoing North American/European and Thai clinical trials offset by an increase in expenses associated with development of additional AIDSVAX vaccines (see further discussion in "Liquidity and Capital Resources"). The reduction in clinical trial expenses was due to fewer scheduled volunteer visits consistent with the clinical trial protocol. Research and development expenses for the six months ended June 30, 2001 included costs for additional personnel along with operating our research laboratory facility.

General and Administrative Expenses

General and administrative expenses increased 70%, from $3,365,000 for the six months ended June 30, 2000 to $5,717,000 for the six months ended June 30, 2001. The increase was primarily due to additional personnel hired to support our growing infrastructure, non-cash compensation expense related to an employment matter and an increase in outside professional service fees.

Other Income, Net

Other income, net, consisting primarily of investment income, decreased by 13% from $2,035,000 for the six months ended June 30, 2000 to $1,761,000 for the six months ended June 30, 2001. This was primarily due to lower average balances of cash, cash equivalents and investment securities.

Three  months  ended June 30, 2001  compared to the three  months ended June 30,
2000

Contract Revenue

Contract revenue increased to $346,000 for the three months ended June 30, 2001 from $0 for the three months ended June 30, 2000. Contract revenue consisted of funds received as reimbursements under a collaborative agreement with BBI Biotech that is funded by NIAID. Research contract revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

Research and Development Expenses

Research and development expenses decreased 22%, from $4,804,000 for the three months ended June 30, 2000 to $3,741,000 for the three months ended June 30, 2001. The decrease is due to a reduction in expenses related to the ongoing North American/European and Thai clinical trials offset by an increase in expenses associated with development of additional AIDSVAX vaccines (see further discussion in "Liquidity and Capital Resources"). The reduction in clinical trial expenses was due to fewer scheduled volunteer visits consistent with the clinical trial protocol. Research and development expenses for the three months ended June 30, 2001 included costs for additional personnel along with operating our research laboratory facility.

General and Administrative Expenses

General and administrative expenses increased 91%, from $1,771,000 for the three months ended June 30, 2000 to $3,375,000 for the three months ended June 30, 2001. The increase was primarily due to additional personnel hired to support our growing infrastructure, non-cash compensation expense related to an employment matter and an increase in outside professional service fees.

Other Income, Net

Other income, net, consisting primarily of investment income, decreased by 9% from $1,005,000 for the three months ended June 30, 2000 to $916,000 for the three months ended June 30, 2001. This was primarily due to lower average balances of cash, cash equivalents and investment securities.

Liquidity and Capital Resources

Cash, cash equivalents and investment securities were $57,263,000 at June 30, 2001. We have financed our operations since inception through private placements of common stock and preferred stock, our initial public offering ("IPO") and capital provided by Genentech. Genentech last funded VaxGen in 1997 and has no obligation to provide future funding to the Company.

We completed our IPO in July 1999, in which we issued and sold 3,565,000 shares of common stock for aggregate proceeds to us in the amount of $46,400,000. Of the aggregate proceeds received in the IPO, approximately $4,400,000 was used to pay costs and expenses related to the IPO, resulting in net proceeds of approximately $42,000,000.

In December 1999, we completed a private placement of common stock to Vulcan Ventures, Inc., the investment organization of Paul G. Allen. The funds from the private placement will support our ongoing operations along with our current clinical trials. This private placement has also enabled us to commence development of a formulation of AIDSVAX, that focuses on the predominant HIV type found in Sub-Saharan Africa, China, India and South America (subtype C). Currently, we have developed formulations of AIDSVAX that focus on the predominant HIV type in North America, Europe, the Caribbean and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). The private placement consisted of approximately 2,174,000 shares of common stock, which resulted in proceeds, net of expenses, to us of approximately $24,000,000.

On May 23, 2001 we completed a preferred stock financing through which four investors paid us an aggregate of approximately $20,000,000 in consideration for 20,000 shares of our Series A Cumulative Convertible Preferred Stock ("Preferred Stock") at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. In the event that there is no earlier conversion, we must redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. Expenses relating to the transaction were approximately $1,600,000, resulting in net proceeds of $18,400,000. These proceeds from the preferred stock financing will be used to prepare our HIV/AIDS vaccine, AIDSVAX, for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes.

In connection with the preferred stock financing, we issued warrants for the purchase of 297,177 shares of our common stock to our Preferred Stock investors. The warrants, which expire on May 23, 2006, have an exercise price of $25.2375 per share, subject to a one-time possible downward adjustment on May 23, 2002, but not below $14.133 per share.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through June 30, 2001, our gross investment in equipment and leasehold improvements was $4,609,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratory and the establishment of larger office facilities. Net cash used in operating activities for the six months ended June 30, 2001 was $10,576,000, representing expenditures for research and development costs and general and administrative expenses.

In October 1999, we entered into a collaboration with the federal Centers for Disease Control and Prevention ("CDC") to support research at six of the 54 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX vaccine. The CDC selected the six sites in the fourth quarter of 1999. Contractual arrangements between the CDC and the clinics were completed in the second quarter of 2000. The participating sites will continue to implement our Phase III protocol, as well as conduct epidemiological, social and behavioral research, which will be shared by the Company and the CDC. The sites will be compensated directly by the CDC for the clinical costs, which would have been incurred by the Company, and for conducting the additional research. The CDC has agreed to contribute approximately $8,000,000 to the participating sites over a four-year period.

On March 23,  2001,  we  finalized a  collaborative  agreement  with BBI Biotech
Research Laboratories, Inc. ("BBI Biotech"), which is being funded by the National Institute of Allergy and Infectious Diseases ("NIAID"), an agency within the National Institutes of Health, to obtain and store clinical specimens from our North American/European Phase III clinical trial. The project is being funded under a contract, which NIAID awarded to BBI Biotech for seven years. Under a subcontract with BBI Biotech, we will receive approximately $489,000 to support the collection of human tissue and cell samples. We received $346,000 in the second quarter ended June 30, 2001. If AIDSVAX proves successful in our Phase III clinical trials, the samples will be used to determine if the vaccine induced a cellular immune response in the volunteers who received the active vaccine.

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

We cannot assure you that we will be able to raise funds when needed, or that such funds will be available on satisfactory terms, or at all. We expect that our ability to raise additional capital will be affected by whether AIDSVAX achieves clinical success at either the interim or final analysis. However, if clinical success is achieved at either point of analysis, we do not expect difficulty in raising additional capital.

                                  Risk Factors

                         Risks Relating to Our Business

If we are unable to commercialize our sole product candidate, AIDSVAX, we will not have revenues to continue operations.

AIDSVAX is our only product candidate. We do not know whether the current or planned formulations of AIDSVAX will be effective in preventing HIV infection. The overall scientific knowledge of HIV is limited. Although our research has indicated that AIDSVAX contains a protein that is critical in the infection process, other proteins and elements may be necessary to develop an effective vaccine.

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

We may not be able to obtain regulatory approval to market AIDSVAX in the United States or abroad on a timely basis, or at all.

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

To gain regulatory approval for the sale of AIDSVAX in the United States, we believe, based on discussions with the FDA and the vote of its Vaccine and Related Biological Products Advisory Committee, that the requirement for regulatory approval will be a 30% greater reduction in HIV infections, at statistical significance, among volunteers who received AIDSVAX compared with volunteers who received a placebo. These discussions and the vote of the Vaccine and Related Biological Products Advisory Committee, however, are not binding on the FDA. In the context of our North

American/European clinical trial, which represents a small sampling from the entire population, this means that to establish 30% efficacy at a statistically significant level there must be an actual efficacy rate of over 60% at the interim analysis, meaning that the trial results would need to demonstrate at least a 60% greater reduction in HIV infections among volunteers receiving AIDSVAX compared with the placebo group. We anticipate that the efficacy required to obtain regulatory approval to market AIDSVAX in foreign countries will vary from one country to another and may differ significantly from that required by the FDA. We cannot assure you that the data collected from our North American/European or Thai clinical studies will demonstrate the required level of efficacy to permit the commercialization of AIDSVAX in the Unites States, in Thailand or in any other foreign country.

Delay in completing our clinical trials could jeopardize our ability to obtain regulatory approval to market AIDSVAX in the United States or abroad on a timely basis.

Our clinical trials could be delayed for a variety of reasons, including:

     o    lower-than-anticipated retention rate of volunteers in the trial;

     o    serious adverse events related to the vaccine; or

     o different interpretations of our preclinical and clinical data, which can lead initially to inconclusive results.

Our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain domestic or foreign regulatory approval.

If we fail to comply with extensive regulations enforced by domestic and foreign regulatory authorities, the commercialization of AIDSVAX could be prevented or delayed.

AIDSVAX is subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining and complying with FDA, other governmental and foreign regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. It also subjects us to the following risks and obligations, among others.

     o The FDA or foreign regulators may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied.

     o The FDA or foreign regulators may require additional testing for safety and efficacy.

     o If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution; for example, the FDA may approve the licenses for only high-risk populations.

     o The FDA or foreign regulators may not approve the AIDSVAX manufacturing processes or manufacturing facilities, or may require additional clinical studies to establish the safety, purity and potency of AIDSVAX.

     o Even if United States regulatory approval for AIDSVAX is obtained, the license will be subject to continual review, and newly discovered or developed safety or efficacy data may result in revocation of the marketing license.

     o If regulatory approval of the vaccine is granted, the marketing of AIDSVAX would be subject to adverse event reporting requirements and the FDA's general prohibition against promoting products for unapproved or "off-label" uses.

     o We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with the FDA's Good Manufacturing Practices regulations.

In addition, the FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post-approval requirements can, among other things, have resulted in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions.

There can be no assurance that we will avoid incurring significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect on us.

We have only a limited operating history and we expect to continue to generate losses.

To date, we have engaged primarily in research, development and clinical testing. At June 30, 2001, we had an accumulated deficit of approximately $81.3 million. We sustained net losses of approximately $2.1 million in 1996, $3.1 million in 1997, $9.2 million in 1998, $23.3 million in 1999, $31.8 million in 2000 and $11.8 million for the six months ended June 30, 2001. We expect to incur substantial losses for at least an additional three to four years.

If we need additional funds, and are unable to raise them, we would have to curtail or cease operations.

We cannot be certain that our existing capital resources, together with the funding from the Centers for Disease Control and Prevention and the funding from the National Institute of Allergy and Infectious Diseases, will be sufficient to support our current and planned operations through commercialization of AIDSVAX. We do not expect

AIDSVAX to be commercially available until at least the fourth quarter of 2004. If taken to completion, the North American/European Phase III clinical trial is anticipated to be completed in the fourth quarter of 2002. Once the trial is completed, we will need to analyze the data and, if favorable, prepare our Biologics License Application for submission to the FDA, which typically takes between six and 12 months to be accomplished. The FDA review process could take at least an additional six months. We anticipate that it would take at least six months after obtaining regulatory approval for Genentech or another third party to begin commercialization of AIDSVAX.

     We may need to raise additional funds if:

     o AIDSVAX is not sufficiently safe, pure and potent to commercialize in its current formulation;

     o our Phase III clinical trials are delayed, are not successful or are more costly than currently estimated;

     o    commercialization   of  AIDSVAX  is  delayed  for  any  other  reason,
          including the need to locate a third-party manufacturer other than Genentech;

     o    we need to manufacture AIDSVAX ourselves using our own facilities; or

     o    additional trials are required.

We cannot assure you that we will be able to raise sufficient funds in the future. If we fail to raise sufficient funds, we would have to curtail or cease operations. We believe that our existing cash and cash equivalents and investment securities, together with investment income and funds from collaborative arrangements, will enable us to meet our forecasted expenditures through the anticipated completion of our North American/European Phase III clinical trial. However, we may need to raise additional funds to complete the Thai Phase III clinical trial, and we may need to raise additional funds to support the necessary manufacturing and development programs required to obtain regulatory approval.

We face competition from several companies with greater financial, personnel and research and development resources than ours.

The goal of developing an HIV vaccine is an area of interest to competitors, and several companies with substantially greater financial, personnel and research and development resources than ours have announced that they are trying to develop an HIV vaccine and are planning, conducting or have completed Phase I or Phase II clinical trials. Although our research has indicated that AIDSVAX contains a protein that is critical in the infection process, other proteins and elements may be necessary to develop an effective vaccine, and several of our competitors are working to develop vaccines that activate a different arm of the immune system. In addition, several of these companies are developing new "drug cocktails" and other treatments that may mitigate the impact of the disease. Even if we complete our Phase III clinical trials, obtain FDA and other required regulatory approvals and commercialize AIDSVAX, our competitors may develop vaccines or treatments that are as or more effective, or less complex or less expensive to produce, than AIDSVAX.

Adverse publicity regarding the safety or side effects of AIDSVAX could harm our business and cause our stock price to fall.

Despite the favorable safety tests that have been completed with respect to AIDSVAX and our clinical trials, there still may be potential side effects or safety concerns that have not yet come to light. If our studies or other researchers' studies were to raise or substantiate concerns over the safety or side effects of AIDSVAX or vaccine development efforts generally, our reputation and public support for our clinical trials could be harmed, which would harm our business and could cause our stock price to fall.

Failure to hire and retain key management employees could adversely affect our ability to obtain financing, develop AIDSVAX, conduct clinical trials or execute our business strategy.

We are highly dependent on our senior management and scientific staff, particularly Donald Francis, M.D., D.Sc., our President, and Phillip Berman, Ph.D., our Senior Vice President, Research & Development. These individuals have played a critical role in raising financing, developing the vaccine and conducting clinical trials. Dr. Francis is currently serving as our interim chief executive officer while we conduct a search for a permanent chief executive officer. The loss of the services of any of these key members of senior management and scientific staff or our inability to hire a permanent chief executive officer, may prevent us from achieving our business objectives.

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

We may become subject to product liability claims, which could reduce demand for AIDSVAX or result in damages that exceed our insurance limitation.

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

Products developed for use in addressing the HIV/AIDS epidemic have been, and will continue to be, subject to competing and changing political and social pressures. The political and social response to the HIV/AIDS epidemic has been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our product to market or limit pricing of our product.

                Risks Relating to Our Relationship with Genentech

We rely on Genentech for the manufacture of AIDSVAX. Our inability to manufacture AIDSVAX, and our dependence on Genentech, may delay or impair our ability to generate revenues, or adversely affect our profitability.

We have no manufacturing facilities. We are entirely dependent on third parties to produce AIDSVAX. To date, we have relied on Genentech for this purpose. Genentech currently has an exclusive option to manufacture AIDSVAX. Our license agreement with Genentech does not specify the price we will be required to pay Genentech to manufacture AIDSVAX. Genentech is not able to assure us that it will have adequate manufacturing capacity to produce AIDSVAX for us on a commercial scale.

We are working with Genentech to investigate alternative means of addressing our potential future manufacturing needs. Our efforts to identify alternative manufacturing solutions will require us to address the following risks.

     o We may be unable to locate another manufacturer because the availability and capacity of manufacturing facilities capable of producing biological drug products using mammalian cell culture fermentation in large scale is in short supply and high demand on a worldwide basis.

     o Any third-party manufacturer would have to prove to us, Genentech and the FDA, and to other regulatory authorities, that its manufacturing processes, facilities, procedures, and personnel comply with government regulations and that it could consistently produce AIDSVAX in accordance with regulatory standards.

     o If we use a third-party manufacturer, or if we alter the formulation of AIDSVAX, we may have to conduct additional clinical trials to show the therapeutic equivalence of the product made by the other company to the Genentech product.

     o We may be unable to enter into a manufacturing agreement with a third-party on reasonable terms, if at all.

     o We have no way to determine the price we would be charged by a third-party to manufacture AIDSVAX.

     o If we are unable to locate a suitable third-party manufacturer, we may need to manufacture AIDSVAX ourselves or through a joint venture, which, if even possible, could require significant capital investment.

The cost and time to establish or locate manufacturing facilities to produce AIDSVAX, other than through Genentech would be substantial and could delay bringing AIDSVAX to market. This delay could require us to raise additional funds, may delay or impair our ability to generate revenues or adversely affect our profitability.

We intend to rely on Genentech and/or other third parties for the sale, marketing and commercialization of AIDSVAX. Our lack of sales and marketing personnel and distribution relationships may impair our ability to generate revenues.

We have no sales, marketing or commercialization capability. Genentech currently has an exclusive option to market and distribute AIDSVAX. We may rely on Genentech to provide an established distribution system and sales force to market AIDSVAX. If Genentech does not elect to exercise its option to market and distribute the product, we will need to identify and engage another partner to market and commercialize AIDSVAX. We cannot assure you that we would be able to establish marketing or commercialization arrangements with third parties in a timely manner or on favorable terms, or at all.

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

     o fail to file the first market approval application for AIDSVAX with the FDA prior to May 2002, subject to potential extension for up to two years in certain circumstances, with any other extension being at Genentech's sole decision;

     o breach the license agreement and fail to cure the breach within the time period provided in the agreement; and

     o    fail to maintain a tangible net worth of at least $1 million.


     Risks Related to the Issuance of Series A Preferred Stock and Warrants

We may be obligated to redeem the Series A Preferred Stock, the common stock issued on exercise of the warrants and/or the warrants at a premium to the purchase or exercise price.

On May 23, 2001 we completed a private placement in which we issued 20,000 shares of our Series A 6% Cumulative Convertible Preferred Stock and common stock purchase warrants for aggregate proceeds of $20.0 million. The terms of our Series A preferred stock, and the warrants, give the selling stockholders the right to require us to redeem all of the Series A preferred stock, common stock issued on exercise of the warrants, and/or the warrants, under certain circumstances, including:

     o    on May 23, 2004, with respect to the Series A preferred stock;

     o upon a change of control, at a 15% premium to the purchase price, plus accrued dividends, with respect to the Series A preferred stock;

     o if (i) the November 2001 interim analysis of the North American/European Phase III clinical trial does not result in a recommendation by the Data and Safety Monitoring Board, which is overseeing our North American/European clinical trial, either to terminate the trial early so that we can seek FDA approval, or to continue the trial to the scheduled conclusion, (ii) the interim analysis is not completed by December 31, 2001, or (iii) the results of the interim analysis are not announced by January 31, 2002, in each case with respect to the Series A preferred stock;

     o    a 20% premium, if:

          |X| the selling stockholders are unable to sell common stock under the registration statement after the expiration of the time periods described in the registration rights agreement;

          |X| our stock is delisted or not quoted on an approved stock exchange or on the Nasdaq National Market or Small Cap Market for 5 consecutive trading days;

          |X| we do not have a sufficient number of shares of common stock authorized to satisfy our obligations in connection with the conversion of the Series A preferred stock or exercise of the warrants;

          |X| we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of the Series A preferred stock and the warrants; or

          |X| we are insolvent or take other actions, or allow actions to be taken, as part of a bankruptcy proceeding.

Our redemption of the Series A preferred stock, common stock issued on conversion of the Series A preferred stock or on exercise of the warrants, and/or the warrants, would require the expenditure of a significant amount of cash that would substantially exceed the proceeds that we received in the private placement and could exceed our ability to make such payment or raise additional capital.

We cannot issue common stock to a selling stockholder, whether as a dividend or in redemption of securities, if after such issuance such selling stockholder would be deemed the beneficial owner of more than 9.9% of our common stock.

Under the terms of the agreements between us and the selling stockholders, we are, under limited circumstances, permitted to satisfy dividend and redemption obligations through the issuance of common stock rather than the payment of cash. We are not permitted to issue common stock to a selling stockholder if after such issuance such selling stockholder would be deemed the beneficial owner of more than 9.9% of our common stock. If we are unable to issue common stock to satisfy our dividend and redemption obligations, we would be required to use cash to satisfy our obligations, which could adversely affect our business and operating results.

Our stockholders could experience substantial dilution as result of the terms of our Series A preferred stock and warrants issued in the private placement to the selling stockholders or our ability to issue additional preferred stock.

The 20,000 outstanding shares of Series A preferred stock are initially convertible into approximately 861,383 shares of common stock, obtained by dividing $20 million by $23.2185, which represents a 15% premium to the closing price of $20.19, calculated for purposes of the private placement that closed on May 23, 2001. The outstanding warrants are initially exercisable for 297,177 shares of common stock. The number of shares of common stock issuable by us upon conversion of the Series A preferred stock and exercise of the warrants can increase substantially in certain events, including our issuance of common stock at prices less than the conversion price of the Series A preferred stock or the exercise price of the warrants. For example, the exercise price of the warrants initially is $25.2375 per share, but the exercise price is subject to downward adjustment on May 23, 2002 if the average of the closing bid prices for our common stock during the 20 trading days prior to May 23, 2002 is less than $25.2375, to such average price, but not below $14.133 per share. If the exercise price of the warrants adjusts to a price below the conversion price of the Series A preferred stock, which is currently $23.2185 per share, and if a warrant is exercised, then the conversion price of the Series A preferred stock will automatically be reduced to the exercise price of the warrants, but not to a price less than $14.133 per share. Any such exercise or conversion price adjustment could result in the issuance of up to approximately 790,000 additional shares, assuming exercise and conversion prices of $14.133 per share.

In addition, we are permitted under limited circumstances to satisfy dividend and redemption obligations on the preferred stock through the issuance of common stock rather than through the expenditure of cash. Any increase in the number of shares of common stock issuable pursuant to the terms of the Series A preferred stock and the warrants, or our issuance of common stock to the selling stockholders to satisfy our dividend and redemption obligations, may result in a decrease in the value of the outstanding shares of our common stock.

Our board of directors has the authority to establish the designation of 19,979,500 additional shares of preferred stock that are convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. The issuance and conversion of any such preferred stock would further dilute the percentage ownership of our stockholders.

The perceived risk of dilution or any actual dilution occasioned by Series A preferred stock, the warrant or additional preferred stock may cause our stockholders to sell their shares, which would contribute to the downward movement in stock price of the common stock. In addition, the significant downward pressure on the trading price of the common stock could encourage investors to engage in short sales, which would further contribute to a downward pricing of the common stock.

If the holders of the Series A preferred stock and the warrants elect to have the Series A preferred stock and the warrants assumed by a potential acquirer of VaxGen, or redeemed by VaxGen, the acquirer could be deterred from completing the acquisition.

The Series A preferred stock and the warrants permit the holders to elect to have their shares of Series A preferred stock and the warrants remain outstanding after an acquisition of VaxGen, and to have the acquirer assume all of our obligations to the holder. The Series A preferred stock also permits the holders of Series A preferred stock to require us to repurchase the Series A preferred stock, at a premium, in connection with an acquisition. The ability to force an acquirer to assume the Series A preferred stock and the warrants, and the ability to force us to repurchase the Series A preferred stock at a premium, in the event of a merger could deter a potential acquirer from completing an acquisition of VaxGen.

Among our obligations that an acquirer might be forced to assume which would act as a deterrent are:

     o the price adjustment provisions, which could have an adverse effect on the market value of the acquirer's outstanding securities;

     o the obligation to register the resale of the common stock issuable upon conversion of the Series A preferred stock and the warrants, which could result in the sale of a substantial number of shares in the market;

     o    the obligation to pay dividends on the Series A preferred stock;

     o the obligation to redeem the Series A preferred stock, including redemption at a premium to the purchase price, on the occurrence of certain events or on May 23, 2004;

     o the obligation to pay the holders of Series A preferred stock the amount invested plus accrued dividends before any other stockholder receives any payment if we are liquidated; and

     o the obligation to seek the consent of the holders of the Series A preferred stock before we can take certain actions, including the issuance of securities that have senior or equal rights as the Series A preferred stock or incurring unsecured indebtedness for borrowed money, or take other actions with respect to the Series A preferred stock or securities that have fewer rights than the Series A preferred stock.

We may be required to obtain the consent of the holders of Series A preferred stock before taking corporate actions, which could harm our business.

Our certificate of incorporation requires us to obtain the consent of the holders of the Series A preferred stock before we may issue securities that have senior or equal rights as the Series A preferred stock or incur unsecured indebtedness for borrowed money, or take other actions with respect to the Series A preferred stock or securities that have fewer rights than the Series A preferred stock. We are also required to obtain the consent of the holders of the Series A preferred stock before we amend or modify our certificate of incorporation or bylaws to change any of the rights of the Series A preferred stockholders. While these obligations may deter a potential acquirer from completing a transaction with us, they may also prevent us from taking corporate actions that would be beneficial to us and our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not hold any derivative financial instruments. By policy, we invest in debt instruments of the U. S. Government, Federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At June 30, 2001, we held government debt instruments and corporate obligations in the principal amount of $43,200,000. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2001, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less and holding them until maturity.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand's currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. At the time these contracts were written, the Thailand exchange rate was 37.5 Baht per one U. S. Dollar. As of June 30, 2001, we have incurred $2,000 in foreign exchange losses.

                           Part II - Other Information


Item 2. Changes in Securities and Use of Proceeds

The Company's Registration Statement under the Securities Act of 1933 (File No. 333-78065) was declared effective June 29, 1999. Offering proceeds, net of aggregate expenses of approximately $4,400,000, were approximately $42,000,000. All of the expenses related to the offering were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. As of June 30, 2001, the Company has utilized approximately $29,700,000 of net proceeds of the offering ($28,700,000 for working capital and $1,000,000 for leasehold improvements and equipment). The Company has invested the remainder of the net proceeds from the offering in short-term investments such as high-quality corporate issues and government obligations.

Please see the description of our sale of redeemable convertible preferred stock and warrants to Halifax Fund, L.P., Societe Generale, Velocity Investment Partners, Ltd. and SDS Merchant Fund, L.P. in May 2001 provided above in Part I,
Item 1 - Financial Statements, under Notes to Condensed Financial Statements--Redeemable Convertible Preferred Stock Financing, and in Part I,
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources, which descriptions are incorporated herein by this reference. These sales were made in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. On July 20, 2001, a registration statement on Form S-3 that registered for resale certain shares of common stock issuable on conversion of such shares of redeemable convertible preferred stock, and upon exercise of such warrants, was declared effective by the Securities and Exchange Commission.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held on May 30, 2001, four matters were voted upon. A description of each matter and tabulation of votes follows:

     1.   Election of Directors

                                                   Votes
                                  --------------------------------------
            Nominee                     For                  Withheld
-------------------------------   -----------------      ---------------
Donald P. Francis                    12,370,683               89,880
Phillip W. Berman                    12,435,931               24,632
Randall L-W. Caudill                 12,444,731               15,832
Stephen C. Francis                   12,396,009               64,554
Ruth B. Kunath                       12,443,665               16,898
William D. Young                     12,445,081               15,482

There were no abstentions or broker non-votes.

     2. Ratification of KPMG LLP as our independent auditors for the 2001 fiscal year ending December 31, 2001:

                                    Votes
--------------------------------------------------------------------------------
         For                         Against                    Abstain
---------------------------    --------------------    -------------------------
      12,385,796                     56,351                      18,416

There were no broker non-votes.

3.       To approve the Company's 2001 Employee Stock Option Plan:

                                    Votes
--------------------------------------------------------------------------------
         For                         Against                    Abstain
---------------------------    --------------------    -------------------------
      12,210,112                     214,088                     36,363

There were no broker non-votes.

4. To approve the increase in the number of authorized shares of Common Stock by 20,000,000 shares:

                                    Votes
--------------------------------------------------------------------------------
         For                         Against                    Abstain
---------------------------    --------------------    -------------------------
      12,124,058                     286,823                     49,682

There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 and Regulation S-K:

The following exhibits are filed as part of this report:

-------------- ------------------------------------------------------ ------------------------------------------------
                                                                                 Incorporated by Reference
-------------- ------------------------------------------------------ --------- -------------- ----------- -----------
                                                                                                 Filing      Exhibit
 Exhibit No.                          Exhibit                           Form      File No.        Date         No.
-------------- ------------------------------------------------------ --------- -------------- ----------- -----------
     3.1       Certificate of Designations, Rights and Preferences      8-K       000-26483     5-24-01       3.1
               of Series A 6% Cumulative Convertible Preferred Stock
-------------- ------------------------------------------------------ --------- -------------- ----------- -----------
    10.1       Securities Purchase Agreement by and among the           8-K       000-26483     5-24-01       10.1
               Company and Certain Stockholders
-------------- ------------------------------------------------------ --------- -------------- ----------- -----------
    10.2       Registration Rights Agreement by and among the           8-K       000-26483     5-24-01       10.2
               Company and Certain Stockholders
-------------- ------------------------------------------------------ --------- -------------- ----------- -----------
     4.1       Form of Common Stock Purchase Warrant                    8-K       000-26483     5-24-01       4.1
-------------- ------------------------------------------------------ --------- -------------- ----------- -----------


(b)  Reports on Form 8-K:

     A current report on Form 8-K, dated May 24, 2001, was filed with the Securities and Exchange Commission, reporting under Item 5 that the Company raised $20 million through a private placement of convertible preferred stock.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VaxGen, Inc.


Dated:   August 13, 2001                    By:/s/ Carter A. Lee
                                               ---------------------------------
                                               Carter A. Lee
                                               Senior Vice President
                                               Finance & Administration
                                               (Principal Financial Officer)