Form 10-Q
period 2001-09-30
VAXGEN INC
filed 2001-11-01
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The issuer has one class of common stock with 14,223,618 shares outstanding as of October 22, 2001.

                                  VaxGen, Inc.

                                    Form 10-Q

                    For the Quarter Ended September 30, 2001

                                Table of Contents


Part I.   Financial Information                                       Page

Item 1    Financial Statements:
          Condensed Balance Sheets ..................................    1
          Condensed Statements of Operations ........................    2
          Condensed Statements of Cash Flows ........................    3
          Notes to Condensed Financial Statements ...................    4

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations:
          Overview ..................................................    9
          Results of Operations .....................................   11
          Liquidity and Capital Resources ...........................   13

Item 3    Quantitative and Qualitative Disclosure about Market Risk .   15

Part II. Other Information

Item 2    Changes in Securities and Use of Proceeds ..................  16
Item 6    Exhibits and Reports on Form 8-K ...........................  17
          Signature ..................................................  18

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                         September 30,    December 31,
                                                             2001             2000
                                                          -----------      -----------

Current assets:
Cash and cash equivalents                               $   9,346,000    $   5,426,000
Investment securities                                      43,745,000       43,098,000
Interest receivable                                           580,000          733,000
Prepaid expenses and other current assets                   1,677,000        4,114,000
                                                          -----------      -----------
Total current assets                                       55,348,000       53,371,000

Property and equipment, net                                 2,958,000        3,202,000
Other assets                                                  125,000          224,000
                                                          -----------      -----------
Total assets                                              $58,431,000      $56,797,000
                                                          ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Payable to Genentech                                    $   1,054,000    $   2,071,000
Accounts payable                                              125,000          315,000
Accrued liabilities                                         2,601,000        2,941,000
Dividends payable to redeemable convertible
     preferred stockholders                                   427,000               --
Current portion of long-term obligations                       31,000           31,000
                                                           ----------       ----------
Total current liabilities                                   4,238,000        5,358,000

Long-term obligations                                          31,000          367,000

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 20,500 shares authorized:

    Series A 6% cumulative convertible stock, $0.01 par
    value, 20,000 share issued and outstanding at
    September 30, 2001                                     15,412,000               --

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares
  authorized; none issued or outstanding                           --               --
Common stock, $0.01 par value, 40,000,000 shares
  authorized; 14,194,835 and 14,045,656 shares issued
  and outstanding at September 30, 2001 and
  December 31, 2000, respectively                             141,000          140,000
Additional paid-in capital                                125,556,000      121,717,000
Deferred stock compensation                                  (652,000)      (1,667,000)
Accumulated other comprehensive income -
  unrealized gain on investment securities                  1,154,000          354,000
Deficit accumulated during the development stage          (87,449,000)     (69,472,000)
                                                        -------------    -------------
Total stockholders' equity                                 38,750,000       51,072,000

                                                        -------------    -------------
Total liabilities and stockholders' equity              $  58,431,000    $  56,797,000
                                                        =============    =============


       See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                    Period from
                                                         Three Months Ended            Nine Months Ended            Inception
                                                            September 30,                 September 30,         (November 27, 1995)
                                                     --------------------------    ---------------------------        through
                                                        2001           2000            2001           2000      September 30, 2001
                                                     -----------   ------------    ------------   ------------  ------------------

Revenue:

Contract revenue                                     $        --   $    200,000    $    421,000   $    200,000    $    696,000

Operating expenses:

Research and development:
Genentech expenses                                       706,000      1,600,000       1,208,000      2,260,000      10,564,000
Other                                                  3,757,000      3,801,000      11,505,000     11,997,000      50,328,000
                                                     -----------   ------------    ------------   ------------    ------------
Total research and development                         4,463,000      5,401,000      12,713,000     14,257,000      60,892,000

General and administrative expenses                    2,494,000      2,018,000       8,212,000      5,383,000      37,698,000
                                                     -----------   ------------    ------------   ------------    ------------

Loss from operations                                  (6,957,000)    (7,219,000)    (20,504,000)   (19,440,000)    (97,894,000)
                                                     -----------   ------------    ------------   ------------    ------------

Other income (expense) :
Investment income, net                                   769,000        971,000       2,545,000      3,012,000      10,532,000
Interest expense                                          (4,000)        (9,000)        (18,000)       (15,000)        (87,000)
                                                     -----------   ------------    ------------   ------------    ------------
Total other income, net                                  765,000        962,000       2,527,000      2,997,000      10,445,000
                                                     -----------   ------------    ------------   ------------    ------------

Net loss                                              (6,192,000)    (6,257,000)    (17,977,000)   (16,443,000)    (87,449,000)

Charges attributed to convertible preferred stock:

     Dividends                                          (300,000)            --        (427,000)            --
     Accretion of redemption value                      (430,000)            --        (572,000)            --
     Beneficial conversion charge                             --             --        (734,000)            --

                                                     -----------   ------------    ------------   ------------
Net loss applicable to common shareholders           $(6,922,000)  $ (6,257,000)   $(19,710,000)  $(16,443,000)
                                                     ===========   ============    ============   ============

Net loss per share applicable to common
     shareholders, basic and diluted                 $     (0.49)  $      (0.46)   $      (1.40)  $      (1.21)
                                                     ============  ============    ============   ============

Weighted average shares used in computing
     basic and di1uted loss pershare                  14,184,000     13,605,000      14,118,000     13,570,000
                                                     ===========   ============    ============   ============


     See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  Period from
                                                                                       Nine Months Ended           Inception
                                                                                         September 30,        (November 27, 1995)
                                                                                 ----------------------------       through
                                                                                     2001            2000      September 30, 2001
                                                                                 ------------    ------------  ------------------
Cash flows from operating activities:

Net loss                                                                         $(17,977,000)   $(16,443,000)   $ (87,449,000)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       689,000         565,000        2,056,000
  Amortization of premiums and discounts on investment securities                      14,000         341,000         (505,000)
  Stock compensation expense                                                        1,094,000         662,000       14,384,000
  Warrants issued to consultants                                                      228,000              --          228,000
  Changes in assets and liabilities:
    Interest receivable                                                               153,000        (296,000)        (580,000)
    Prepaid expenses and other current assets                                       2,031,000        (390,000)      (2,083,000)
    Other assets                                                                       99,000         (55,000)         (14,000)
    Payable to Genentech                                                           (1,017,000)        453,000        1,054,000
    Accounts payable, accrued liabilities and other long-term obligations            (516,000)          5,000        3,052,000
                                                                                 ------------    ------------    -------------
Net cash used in operating activities                                             (15,202,000)    (15,158,000)     (69,857,000)
                                                                                 ------------    ------------    -------------

Cash flows from investing activities:

Purchase of investment securities                                                 (19,320,000)    (16,567,000)    (159,767,000)
Proceeds form sale and maturities of investment securities                         19,459,000      27,833,000      117,681,000
Purchase of property and equipment                                                   (445,000)       (754,000)      (4,867,000)
Long-term lease deposits                                                                   --              --         (120,000)
                                                                                 ------------    ------------    -------------
Net cash provided by (used in) investing activities                                  (306,000)     10,512,000      (47,073,000)
                                                                                 ------------    ------------    -------------

Cash flows from financing activities:

Payments under capital lease obligations                                              (24,000)        (25,000)         (76,000)
Proceeds from issuance of preferred stock                                          18,347,000              --       18,347,000
Stock issued to Genentech                                                                  --              --        1,025,000
Stock issued to other founders                                                             --              --           20,000
Stock issued in private placements                                                         --              --       65,164,000
Stock issued in initial public offering                                                    --              --       46,345,000
Issuance costs of private placements                                                       --              --       (4,208,000)
Issuance costs of initial public offering                                                  --              --       (4,386,000)
Exercise of employee stock options                                                  1,105,000         819,000        3,045,000
Loans from Genentech                                                                       --              --        1,000,000
                                                                                 ------------    ------------    -------------
Net cash provided by financing activities                                          19,428,000         794,000      126,276,000
                                                                                 ------------    ------------    -------------

Increase in cash and cash equivalents                                               3,920,000      (3,852,000)       9,346,000

Cash and cash equivalents at beginning of period                                    5,426,000      16,063,000               --
                                                                                 ------------    ------------    -------------

Cash and cash equivalents at end of period                                       $  9,346,000    $ 12,211,000    $   9,346,000
                                                                                 ============    ============    =============

Supplemental schedule of non cash investing and financing activities:

Dividends payable to redeemable convertible preferred stockholders               $    427,000    $         --    $     427,000
Accretion of redemption value of redeemable convertible preferred stock               572,000              --          572,000
Recognition of beneficial conversion feature of redeemable convertible
  preferred stock                                                                     734,000              --          734,000
Equipment acquired through capital leases                                                  --              --          138,000
Issuance of common stock through conversion of Genentech note payable                      --              --        1,000,000
                                                                                 ============    ============    =============

        See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

                     Notes to Condensed Financial Statements
                               September 30, 2001
                                   (Unaudited)


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

2.   Non-Cash Compensation

On April 1, 1999, the stockholders of the Company approved an increase in the number of shares reserved for grant under the Company's 1996 Stock Option Plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998, which were granted subject to stockholder approval of the plan amendment. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to non-cash compensation expense of $525,000 for the portion of the vesting period lapsed for the nine months ended September 30, 2001. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options. Total non-cash compensation for the nine months ended September 30, 2001 was $1,094,000 as compared to $662,000 for the comparable period in 2000.

3.   Loss per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

               Notes to Condensed Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)


dilutive effects of 2,086,295 shares of common stock subject to outstanding stock options, 720,265 shares of common stock subject to outstanding warrants and 861,383 shares of common stock reserved for conversion of the Series A Preferred Stock are excluded from the diluted earnings per share calculation for the period ended September 30, 2001, and 1,609,813 shares of common stock subject to outstanding stock options and 494,613 shares of common stock subject to outstanding warrants are excluded from the diluted earnings per share calculation for the period ended September 30, 2000, because the representative share increments would be antidilutive.

4.   New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board released SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets are required to be tested at least annually for impairment. The adoption of these standards are not expected to have a material impact on the Company.

5.   Redeemable Convertible Preferred Stock Financing

The Company entered into a Securities Purchase Agreement dated as of May 23, 2001 with four investors, whereby the Company received approximately $20,000,000 in consideration for the sale of 20,000 shares of the Company's Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") and the issuance of Common Stock Purchase Warrants described below. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds of approximately $18,300,000. These proceeds will be used to prepare the Company's HIV/AIDS vaccine, AIDSVAX(R) ("AIDSVAX"), for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

               Notes to Condensed Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)


A summary of the significant terms of the Preferred Stock financing are as follows:

Conversion

Each share of Preferred Stock can be converted at the option of the holder at any time after issuance according to a conversion ratio, subject to adjustment for dilution or certain equity adjustments. The initial conversion ratio is determined by dividing the liquidation value ($1,000 per share plus accrued dividends) by the original conversion price of $23.2185 per share then multiplied by the number of shares to be converted. The Company may also force conversion of the Preferred Stock into common stock, if, at any time after May 23, 2002, the weighted average price of the Company's stock for at least 20 out of 30 consecutive trading days equals or exceeds 175% of the conversion price (175% of $23.2185 or $40.63).

Redemption

In the event that there is no earlier conversion, the Company must redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. There is also a provision for an early redemption of the Preferred Stock. An early redemption would occur if the November 2001 interim analysis of the efficacy of AIDSVAX results in anything other than (i) permission to terminate the trial and apply for regulatory approval, or (ii) permission to proceed to the scheduled endpoint of the trial at the end of 2002, or if the interim analysis is not completed by December 31, 2001 or the Data and Safety Monitoring Board's determination is not announced prior to January 31, 2002. Each holder of the Preferred Stock may require the Company to redeem any or all of such holder's Preferred Stock as of a date six months after the occurrence of one of these events at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. The Company may, within certain limits, pay up to 50% of such redemption price in shares of the Company's common stock.

The Company accounts for the difference between the carrying amount of redeemable preferred stock and the redemption amount by increasing the carrying amount for periodic accretion, so that the carrying amount will equal the redemption amount at the scheduled redemption date. The accretion of the redemption value of the Preferred Stock for the three months and nine months ended September 30, 2001 amounted to $430,000 and $572,000, respectively.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

               Notes to Condensed Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

Dividends

Each share of Preferred Stock is entitled to receive annual dividends of 6%, payable on June 30 and December 31. If not paid within five days of either such date, the dividend will accumulate and compound. The first dividend payment date is December 31, 2001. On that date, each share will be entitled to a dividend of approximately $37.00 per preferred share. Payment may be made in cash or in shares of common stock at the Company's option. Net loss applicable to common shareholders for the nine months ended September 30, 2001 includes a non-cash charge of approximately $427,000 for Preferred Stock dividends.

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

The Company has valued the warrants at $11.80 per share resulting in a total value of approximately $3,500,000. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to additional paid-in-capital. The charge is being amortized over five years,

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

               Notes to Condensed Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)


and accordingly net loss to common stockholders for the nine months ended September 30, 2001 reflects a non-cash charge of approximately $572,000. The fair value of the warrants was calculated using the Black-Scholes method.

Effect of Beneficial Conversion Feature

The Company's Preferred Stock was issued with a beneficial conversion feature, which was valued at $734,000. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as an in-substance dividend to the preferred stockholders, which increases the net loss applicable to common stockholders.

6.   Comprehensive Loss

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                                --------------------------    ----------------------------
                                                    2001           2000           2001            2000
                                                    ----           ----           ----            ----
Net loss                                        $(6,192,000)   $(6,257,000)   $(17,977,000)   $(16,443,000)
Net unrealized gains on investment securities       598,000        244,000         800,000         130,000
                                                -----------    -----------    ------------    ------------
Comprehensive loss                              $(5,594,000)   $(6,013,000)   $(17,177,000)   $(16,313,000)
                                                ===========    ===========    ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Factors that might cause such a difference include, but are not limited to, uncertainties related to the progress, costs and results of the Company's Phase III clinical trials, the progress of other internal research and development projects, the establishment of collaborative arrangements with governmental agencies, the availability of manufacturing capacity, the receipt of research grants and the timing of certain expenses. Reference should be made to VaxGen's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001, under the headings "Factors Affecting Future Results" and "Business" and to VaxGen's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001, under the heading "Risk Factors," for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

Overview

In November 1995, VaxGen was formed to continue development of AIDSVAX. At that time, Genentech, Inc. ("Genentech") licensed to us the technology necessary for completing development and commercialization of AIDSVAX. Currently, Genentech owns approximately 11% of VaxGen common stock.

Since our formation, we have focused on developing and testing AIDSVAX, a vaccine designed to prevent infection by HIV, the virus that causes AIDS. We have developed formulations of AIDSVAX that focus on the predominant HIV subtype in North America, Europe, the Caribbean, and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and parts of East Asia (subtype E). We have commenced two Phase III clinical trials, one in North America and Europe and one in Thailand, to determine the efficacy of AIDSVAX. In October 1999, we completed the enrollment of over 5,400 trial volunteers for the North American/European Phase III clinical trial, which is being conducted in 59 clinical centers. In August 2000, we completed the enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok.

To date, we have generated $696,000 in revenue from grants from the National Institutes of Health ("NIH") for research and development of HIV vaccines along with funds received through a collaborative agreement with BBI Biotech Research Laboratories, Inc. ("BBI Biotech"), which is funded by the National Institute of Allergy and Infectious Diseases ("NIAID"), to obtain and store clinical specimens from our North American/European Phase III clinical trial. We anticipate only modest revenues from other governmental agencies or other grants or from collaborations with other entities over the next three to four years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of September 30, 2001, we had a deficit accumulated during the development stage of $87,449,000. We anticipate incurring substantial losses over at least the next three to four years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

At the end of October 2001, the Data and Safety Monitoring Board ("DSMB"), the independent committee that oversees the Company's clinical trials, conducted its sixth safety review. The DSMB again found that AIDSVAX continues to exhibit an excellent safety profile and that the trials are being conducted appropriately. Based on the data presented to the DSMB, there were no significant or unexpected findings related to safety. In addition, the trials continue to exhibit high retention of its study volunteers. On an annualized basis, 94.6% of the volunteers in the North American/European trial continued to participate as of September 2001. The annualized volunteer retention rate in the Thai trial was 96.8% as of the same month.

The DSMB also conducted an interim analysis of efficacy using data from the North American/European clinical trial and recommended that the study continue to its planned conclusion at the end of 2002. An interim analysis for the Thai clinical trial is anticipated to take place during the fourth quarter of 2002. The DSMB disclosed no information to the Company regarding efficacy from its interim analysis of the North American/European clinical trial.

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

In October 2001, we announced an agreement with the city of Incheon, South Korea that provides us land on which we plan to construct a facility to manufacture AIDSVAX. The agreement is the first step in our program to create capacity for global supplies of AIDSVAX, if it proves successful in Phase III clinical trials and gains regulatory approval. The agreement provides us with approximately 26 acres at no cost to us for 10 years. We will not be utilizing any existing working capital to fund this project. We are working with South Korean partners to raise financing for the project. The partners are not part of the city of Incheon.

Results of Operations

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Contract Revenue

Contract revenue increased 111%, from $200,000 for the nine months ended September 30, 2000 to $421,000 for the nine months ended September 30, 2001. Contract revenue in 2001 primarily consisted of funds received as reimbursements under a collaborative agreement with BBI Biotech that is funded by NIAID. Research contract revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

Research and Development Expenses

Research and development expenses decreased 11%, from $14,257,000 for the nine months ended September 30, 2000 to $12,713,000 for the nine months ended September 30, 2001. The decrease is due to a reduction in expenses related to the ongoing North American/European and Thai clinical trials partially offset by an increase in expenses associated with the development of additional AIDSVAX vaccines (see further discussion in "Liquidity and Capital Resources"). Research and development expenses for the nine months ended September 30, 2001 included costs for additional personnel along with maintaining our research laboratory facility.

General and Administrative Expenses

General and administrative expenses increased 53%, from $5,383,000 for the nine months ended September 30, 2000 to $8,212,000 for the nine months ended September 30, 2001. The increase was primarily due to additional personnel hired to support our growing infrastructure and non-cash compensation expense related to an employment matter along with an increase in legal expenses.

Other Income, Net

Other income, net, consisting primarily of investment income, decreased by 16%, from $2,997,000 for the nine months ended September 30, 2000 to $2,527,000 for the nine months ended September 30, 2001. The decrease was primarily due to lower average balances of cash, cash equivalents and investment securities along with a slight decrease as a result of a decline in interest rates.

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

Contract Revenue

There was no contract revenue for the three months ended September 30, 2001, compared to $200,000 for the three months ended September 30, 2000. Contract revenue in 2000 consisted of funds received related to a preparedness grant from the NIH for research and development of HIV vaccines. Research contract revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

Research and Development Expenses

Research and development expenses decreased 17%, from $5,401,000 for the three months ended September 30, 2000 to $4,463,000 for the three months ended September 30, 2001. The decrease is due to a reduction in expenses related to the ongoing North American/European and Thai clinical trials offset by an increase in expenses associated with development of additional AIDSVAX vaccines (see further discussion in "Liquidity and Capital Resources"). Research and development expenses for the three months ended September 30, 2001 included costs for additional personnel along with maintaining our research laboratory facility.

General and Administrative Expenses

General and administrative expenses increased 24%, from $2,018,000 for the three months ended September 30, 2000 to $2,494,000 for the three months ended September 30, 2001. The increase was primarily due to additional personnel hired to support our growing infrastructure and an increase in legal expences.

Other Income, Net

Other income, net, consisting primarily of investment income, decreased by 20%, from $962,000 for the three months ended September 30, 2000 to $765,000 for the three months ended September 30, 2001. This was primarily due to lower average balances of cash, cash equivalents and investment securities along with a slight decrease as a result of a decline in interest rates.

Liquidity and Capital Resources

Cash, cash equivalents and investment securities were $53,091,000 at September 30, 2001. We have financed our operations since inception through private placements of common stock and preferred stock, our initial public offering ("IPO") and capital provided by Genentech. Genentech last funded VaxGen in 1997 and has no obligation to provide future funding to the Company.

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

In December 1999, we completed a private placement of common stock to Vulcan Ventures, Inc., the investment organization of Paul G. Allen. The funds from the private placement will support our ongoing operations along with our current clinical trials. This private placement has also enabled us to commence development of a formulation of AIDSVAX, that focuses on the predominant HIV type found in Sub-Saharan Africa, China, India and South America (subtype C). Currently, we have developed formulations of AIDSVAX that focus on the predominant HIV type in North America, Europe, the Caribbean and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and parts of East Asia (subtype E). The private placement consisted of approximately 2,174,000 shares of common stock, which resulted in proceeds, net of expenses of approximately $24,000,000.

On May 23, 2001 we completed a preferred stock financing through which four investors paid us an aggregate of approximately $20,000,000 in consideration for 20,000 shares of our Series A Cumulative Convertible Preferred Stock ("Preferred Stock") at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. In the event that there is no earlier conversion, we must redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds of $18,300,000. The proceeds from the preferred stock financing will be used to prepare our HIV/AIDS vaccine, AIDSVAX, for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes.

In connection with the preferred stock financing, we issued warrants for the purchase of 297,177 shares of our common stock to our Preferred Stock investors. The warrants, which expire on May 23, 2006, have an exercise price of $25.2375 per share, subject to a one-time possible downward adjustment on May 23, 2002, but not below $14.133 per share.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through September 30, 2001, our gross investment in equipment and leasehold improvements was $4,867,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratory and the establishment of larger office facilities. Net cash used in operating activities for the nine months ended September 30, 2001 was $15,202,000, representing expenditures for research and development costs and general and administrative expenses.

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

On March 23, 2001, we finalized a collaborative agreement with BBI Biotech , which is being funded by the NIAID, an agency within the National Institutes of Health, to obtain and store clinical specimens from our North American/European Phase III clinical trial. The project is being funded under a contract, which NIAID awarded BBI Biotech for seven years. Under a subcontract with BBI Biotech, we will receive approximately $489,000 to support the establishment of the sample collection. We received $346,000 for the nine months ended September 30, 2001. If AIDSVAX proves successful in our Phase III clinical trials, the samples will be used to determine if the vaccine induced a cellular immune response in the volunteers who received the active vaccine.

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


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not hold any derivative financial instruments. By policy, we invest in debt instruments of the U. S. Government, Federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At September 30, 2001, we held government debt instruments and corporate obligations in the principal amount of $42,450,000. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2001, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less and holding them until maturity.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand's currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. At the time these contracts were written, the Thailand exchange rate was 37.5 Baht per one U. S. Dollar. As of September 30, 2001, we have incurred $2,000 in foreign exchange losses.

                           Part II - Other Information


Item 2. Changes in Securities and Use of Proceeds

The Company's Registration Statement under the Securities Act of 1933 (File No. 333-78065) was declared effective June 29, 1999. Offering proceeds, net of aggregate expenses of approximately $4,400,000, were approximately $42,000,000. All of the expenses related to the offering were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. As of September 30, 2001, the Company has utilized approximately $31,300,000 of net proceeds of the offering ($30,100,000 for working capital and $1,200,000 for leasehold improvements and equipment). The Company has invested the remainder of the net proceeds from the offering in short-term investments such as high-quality corporate issues and government obligations.

Please see the description of our sale of redeemable convertible preferred stock and warrants to Halifax Fund, L.P., Societe Generale, Velocity Investment Partners, Ltd. and SDS Merchant Fund, L.P. in May 2001 provided above in Part I,
Item 1 - Financial Statements, under Notes to Condensed Financial Statements--Redeemable Convertible Preferred Stock Financing, and in Part I,
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources, which descriptions are incorporated herein by this reference. These sales were made in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. On July 20, 2001, a registration statement on Form S-3, as subsequently amended, that registered for resale certain shares of common stock issuable on conversion of such shares of redeemable convertible preferred stock, and upon exercise of such warrants, was declared effective by the Securities and Exchange Commission.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:


-------------- ----------------------------------------------------------------
Exhibit                                  Description
-----   -----------------------------------------------------------------------
10.28 Employment Agreement between VaxGen and Lance K. Gordon, dated as of September 6, 2001.
-----   -----------------------------------------------------------------------
10.29 Employment Agreement between VaxGen and Lance Ignon, dated as of September 25, 2001.
-----   -----------------------------------------------------------------------


(b)  Reports on Form 8-K:

     A current report on Form 8-K, dated September 21, 2001, was filed with the Securities and Exchange Commission, reporting under Item 5 that the Company announced that Lance K. Gordon, Ph.D., had been appointed Chief Executive Officer of the Company.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VaxGen, Inc.


Dated:   November 1, 2001                     By:  /s/      Carter A. Lee
                                                   -----------------------------

                                                   Carter A. Lee
                                                   Senior Vice President
                                                   Finance & Administration
                                                   (Principal Financial Officer)