Form 10-K
period 2001-12-31
VAXGEN INC
filed 2002-04-01
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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
Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on March 15, 2002, was $115.8 million. (1)

The issuer has one class of common stock with 14,326,191 shares outstanding as of March 15, 2002.

Portions of the Registrant’s definitive proxy statement in connection with the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year are incorporated by reference into Part III of this Report.

(1) Excludes shares held of record on such date by directors, executive officers and greater than 10% stockholders of the Registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management or policies of the Registrant.

Item 1. Business

General

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry; the progress, costs and results of our Phase III clinical trials; domestic and foreign regulatory approvals of AIDSVAX; the ability to manufacture AIDSVAX; our ability to commercialize AIDSVAX; our ability to manage our foreign manufacturing joint venture; the timing, and announcement of results, of either of our Phase III clinical trials, including the timing and announcement of results from any interim analyses; our intent to continue to invest resources in research and development; our intent to develop relationships and strategic alliances; our beliefs regarding the future success of AIDSVAX and other products currently under development or proposed to be developed; our beliefs regarding competition, our competitors, the basis of competition and our ability to compete; our beliefs regarding patent and other intellectual property protections; our beliefs regarding our ability to hire and retain personnel; our beliefs regarding period to period results of operations; our beliefs regarding future growth and financial performance; our beliefs regarding the term, or termination, of our license agreement with Genentech; our beliefs regarding our revenues and revenue growth; our beliefs regarding our strategies and long-term strategic relationships; our expectations regarding fluctuations in revenues and operating results; our intent to use all available funds for the development of vaccines; our intent not to declare or pay any cash dividends; our beliefs regarding our liquidity and capital resources; the ability of our Celltrion joint venture to raise necessary funding for execution of its business plan; and our beliefs regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-K entitled “Risk Factors” below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “VaxGen” refer to VaxGen, Inc., a Delaware corporation.

VaxGen was formed in November 1995 to complete the development of, and commercialize, AIDSVAX (AIDSVAX® is a registered trademark of VaxGen), a vaccine designed to prevent infection or disease caused by HIV (Human Immunodeficiency Virus), the virus that causes AIDS. The original AIDSVAX technology was developed by Genentech, Inc. and then licensed exclusively to us. VaxGen is currently testing AIDSVAX in humans in two large-scale Phase III clinical trials. These are the first and so far only Phase III clinical trials ever conducted for a preventive HIV vaccine. If the Phase III clinical trials are considered successful, we plan to apply to the United States Food and Drug Administration and foreign regulatory authorities for licenses to manufacture and sell AIDSVAX in the United States, Thailand and elsewhere.

Our vaccine is designed to prevent infection by HIV, rather than treat established infection. AIDSVAX contains synthetic copies of the proteins from the surface of HIV. Since the vaccine contains no genetic material, AIDSVAX is incapable of causing HIV infection. Humans vaccinated with AIDSVAX produce antibodies against HIV. In laboratory tests these antibodies bind to the virus and neutralize its infectivity. Vaccination with AIDSVAX stimulates immune memory, training the immune system to mobilize rapidly upon exposure to HIV.

We have commenced two Phase III clinical trials, one in North America and Europe and one in Thailand, to determine the efficacy of AIDSVAX. In October 1999, we completed the enrollment of over 5,400 trial volunteers for the North American/European Phase III clinical trial, which is being conducted in 59 clinical centers. In August 2000, we completed the enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok. Based on meetings and documented discussions with the FDA and its Vaccines and Related Biological Products Advisory Committee, we believe that the requirement for regulatory approval is 30% efficacy, at statistical significance, of HIV infection in volunteers vaccinated with AIDSVAX compared to the placebo group.

Our strategy is to develop, test and obtain regulatory approval for various formulations of AIDSVAX. The first two approvals we plan to obtain are in the United States/Europe for the formulation being tested in the United States/Europe trial and in Thailand for the formulation being tested in the Thai trial. We intend to use Genentech, or with Genentech’s verbal consent, Celltrion, a South Korean manufacturing joint venture in which we hold a significant interest, and/or other third parties as our partner(s) for manufacturing and distribution. Genentech has exclusive options to manufacture and market AIDSVAX products, and has verbally consented to our manufacturing relationship with Celltrion. If Genentech does not exercise its options, we have the right to pursue third party arrangements, with Genentech providing the transfer of technology necessary for manufacturing the vaccine.

Vaccines

Vaccines are preventive, not curative. As a result, vaccines are particularly suited to address epidemics, even those of the magnitude of HIV/AIDS.

Vaccines prevent infection by activating the immune system to neutralize infectious viruses. The immune system’s initial response to a virus includes the production of antibodies, which are the only human immune response known to prevent viral infection. The antibodies bind to the virus and prevent it from entering cells. If a virus cannot enter a cell, it is unable to multiply and dies within a few hours in the host. This protection against infection is called neutralization.

Most viral infections cause lifelong immunity after natural infection. This is because the immune system remembers that it has encountered the virus before. Upon a subsequent encounter, it mounts such a rapid immune response that it kills the virus before it can establish a productive infection.

Antibody-based vaccines also induce long-term memory against viruses. The immune system is trained by vaccination with viral proteins or live viruses to rapidly respond to and prevent subsequent viral infection.

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

The HIV/AIDS epidemic is one of the largest and most deadly epidemics in human history. Its spread across the world has been documented by the Joint United Nations Programme on HIV/AIDS (UNAIDS) and the World Health Organization (WHO). According to UNAIDS and the WHO:

–	1.2% of the world’s adult population (15 to 49 years of age) was living with HIV/AIDS as of 2001;

–	5.0 million per year, or approximately 14,000 people per day, were newly infected with HIV in 2001;

–	40.0 million people are living with HIV/AIDS;

–	3.0 million AIDS deaths occurred in 2001; and

–	24.8 million people have died from AIDS since the beginning of the epidemic.

HIV has spread widely around the globe including into China, India and Indonesia, some of the most populated areas of the world. An estimated 1,500,000 people in North America and Western Europe are currently infected with HIV. Approximately 75,000 new infections occur each year in these two regions. AIDS is currently one of the top four fatal diseases worldwide and the most deadly infectious disease.

The table below presents the UNAIDS/WHO estimates on total population, adults, and estimated number of HIV infections throughout the world. These statistics lead us to believe that a market for an HIV vaccine could reach approximately three billion people. Should this market include pediatric use, the number could exceed four billion.

	Population		Estimated Current
Geographical Area	1997 Total	Adults 15-49	HIV Infection
		(thousands)
North America	302,000	156,000	940
Latin America	455,000	241,000	1,400
Western Europe	400,000	201,000	1,000
Eastern Europe & Central Asia	373,000	193,000	1,000
East Asia &Pacific	1,452,000	815,000	1,000
South & Southeast Asia	1,860,000	955,000	6,100
North Africa & Middle East	322,000	164,000	440
Sub Saharan Africa	593,000	268,000	28,100

WORLD TOTAL	5,757,000	2,993,000	39,980

Source: “AIDS Epidemic Update: December 2001” Joint United Nations Programme on HIV/AIDS (UNAIDS) and the World Health Organization (WHO), 2001.

Progress recently has been made in treating HIV infection. Current HIV therapies slow multiplication of the virus and delay the onset of AIDS. They do not cure HIV infection or AIDS. Costs of these drugs generally exceed $12,000 per year per patient in the industrialized world. Considering costs, toxicities, difficulties in compliance with complex drug regimens and the development of resistance to these drugs, we believe such therapies will be available only to a small fraction of the HIV-infected population. Accordingly, we believe they will probably have a minimal impact on the worldwide epidemic.

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

HIV uses gp120 to bind to the surface of cells through a two-step interaction between the virus and its target cell (Figure 1). The first step involves the attachment of gp120 to a part of the target cell’s surface called the CD4 receptor (Panel 2, below). The second step occurs soon thereafter, as the gp120 protein changes shape and then interacts with another target cell molecule called the chemokine receptor (Panel 3). When this two-step process has been completed, the virus can fuse through the target-cell membrane (Panel 4).

Figure 1. Infection of Cells by HIV

Once inside the cell, the viral envelope opens and the core of the virus is released, initiating a replication cycle that produces thousands of new virus particles per infected cell. As it multiplies, HIV kills infected T cells and releases new infectious virus into fluid or blood to infect and kill more T cells. Over time, this cycle leads to the destruction of an essential line of immunological defense and increased susceptibility to the opportunistic infections and cancers that are characteristic of AIDS.

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

Although the potential genetic variation in HIV might appear limitless, we believe only a small number of mutations confer advantage to the virus. As a result, there are probably a limited number of deadly viral subtypes and strains. We believe these falls into particular patterns providing a logical basis to formulating a vaccine for HIV. We also believe that the major subtypes of gp120 have been identified, although minor subtypes are identified periodically.

SUBTYPES. There are five major subtypes of HIV, labeled “A” through “E,” according to their order of discovery. The major difference between each subtype is a genetic variation in regions encoding the envelope protein (gp120) and the core antigens.

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

Product

The Design of AIDSVAX

AIDSVAX is designed to induce antibodies that prevent the HIV virus from infecting target cells. Figure 2 shows how we believe antibodies block the HIV infection process. As depicted in Panels 2 and 3 below, there are several sites on gp120 that bind to individual cell receptors. The attachment of antibodies to the specific sites on gp120 protein on the virus’ surface and prevent them from binding with receptors on the target cell (Panels 3 and 4). Unable to bind with and enter the cell, HIV is neutralized.

Figure 2. Depiction of Antibodies Blocking HIV Infection

As a general strategy, we plan to develop AIDSVAX formulations that will stimulate antibodies against multiple binding sites on gp120. Our goal is to expand the range of antibodies that are stimulated by a vaccine to neutralize a broader group of HIV. A practical application of this strategy has been the conversion of AIDSVAX from a monovalent to a bivalent formulation.

In 1992, Genentech genetically engineered a version of the gp120 protein. Antibodies to this gp120 protein bound to a neutralizing site found on 65% of subtype B viruses. This virus was labeled BMN and was believed to represent the majority of HIV in the United States. Subsequently, synthetic gp120 of HIV BMN was incorporated into a monovalent AIDSVAX formulation, designated AIDSVAX B. The monovalent formulations contain synthetic gp120 of a single type of HIV.

Genentech used this AIDSVAX B formulation to vaccinate humans in Phase I and Phase II clinical trials. Phase I trials were used to test for dosage and safety. Phase II trials were conducted to determine whether the vaccine stimulated the desired immune system response.

Antibodies obtained from 100% of those vaccinated with AIDSVAX B neutralized the BMN virus in laboratory tests. Further tests demonstrated that these antibodies bound to the gp120 protein of all HIV subtype B viruses tested. However, in laboratory tests and Phase II clinical trials, antibodies to BMN neutralized T-tropic strains to a greater extent than M-tropic strains of HIV.

To improve the breadth of the immune response, we identified a second virus, BGNE8, from the M-tropic strain, and a synthetic version of its gp120 protein was added to the vaccine. The resulting bivalent vaccine, AIDSVAX B/B, which is designed to address two HIV strains, considerably expanded the vaccine’s breadth of neutralization. We believe that these neutralizing antibodies cover virtually all known strains of HIV in North America.

Formulations of AIDSVAX

Like most vaccines, AIDSVAX consists of two biologically active ingredients: an antigen and an adjuvant. An antigen is the ingredient in vaccines that activates the human immune system response. The antigen in AIDSVAX is synthetic gp120 protein. Since the vaccine contains only a synthetic fragment of the virus and no genetic material, it is incapable of causing HIV infection or AIDS. An adjuvant is an active ingredient in vaccines that improves the human immune system response by attracting immune cells to the region where the vaccine is injected. The adjuvant in AIDSVAX is alum, or aluminum hydroxide.

Two different formulations of the AIDSVAX vaccine are being tested in Phase III trials: Bivalent AIDSVAX B/B for HIV infections in North America, Europe, Australia and portions of South America; and bivalent AIDSVAX B/E for HIV infections in Southeast Asia.

Initial Testing of AIDSVAX in Chimpanzees

The chimpanzee is the only laboratory animal susceptible to HIV infection. In the first successful protection trials conducted by Genentech, chimpanzees were vaccinated with three doses of monovalent AIDSVAX B. The vaccinated animals, along with unvaccinated control animals, were then injected intravenously with high doses of infectious HIV of the same strain that was used for the preparation of the vaccine. None of the AIDSVAX vaccinated animals became infected with HIV. All of the unvaccinated control chimpanzees became infected with HIV.

In a second successful trial, chimpanzees were vaccinated with AIDSVAX BMN and then challenged with a different strain of HIV known as BSF2. Despite this difference, vaccination with AIDSVAX BMN conferred complete immunity and protection against infection with the BSF2 strain. All of the vaccinated control animals became infected with HIV. The cross-protection observed in this experiment documented that AIDSVAX could successfully protect animals from infectious HIV having a genetic composition distinctly different from the virus used to make the vaccine. Based on the results of the chimpanzee trials, Genentech sought and received regulatory approval to commence human clinical trials to test the safety and efficacy of AIDSVAX in humans.

Phase I/II Trials — Dosage and Safety, Antibody Producttion, Monovalent Vaccine

AIDSVAX B

     Phase I trials with monovalent AIDSVAX B vaccine were conducted by Genentech. AIDSVAX B was clinically evaluated in 671 HIV-negative volunteers and 662 HIV-positive volunteers. None of the vaccinees reported serious side effects. Some vaccinees occasionally experienced pain at the injection site, as is common with many vaccines.

AIDSVAX B was tested at three doses: 100 μg, 300 μg and 600 μg of gp120. The 300 μg dose was consistently found to be most effective, stimulating a higher antibody response without serious side effects. The clinical trial results also indicated that monovalent AIDSVAX B did not alter the progression of disease in HIV-infected persons.

In one study, 140 HIV-negative volunteers were vaccinated and boosted three times with monovalent AIDSVAX B vaccine. Vaccinations were given at time 0, one month and six months with an additional booster at 12 or 18 months. Antibodies induced by vaccination with AIDSVAX B were measured for their ability to neutralize HIV in culture tests. All of the vaccinated volunteers produced antibodies in their blood that neutralized infectivity of HIV B(MN), the strain that was used for preparation of AIDSVAX. These neutralization tests were considered of key importance since they measured the actual biological activity of the vaccine-stimulated antibodies.

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

Phase I/II Trials — Dosage and Safety, Antibody Production Bivalent, AIDSVAX B/B and B/E

We believe that, since an antibody to a single receptor-binding site can cause neutralization, antibodies to multiple receptor-binding sites could result in yet broader neutralization. On this basis we developed and tested two formulations of bivalent AIDSVAX.

We conducted two Phase II trials in the United States and Thailand in 214 HIV-negative volunteers. The trials used two bivalent formulations of AIDSVAX. The volunteers were vaccinated and then given boosters one month later followed at six months with another boost. The vaccines tested in the United States were AIDSVAX B/B and AIDSVAX B/E. The vaccine tested in Thailand was AIDSVAX B/E. The trials were also designed to compare the results of bivalent AIDSVAX to those of monovalent AIDSVAX. Four factors were monitored: safety, dosage response, antibody stimulation and production of antibodies that would neutralize strains used in bivalent AIDSVAX.

The vaccine did not cause any serious side effects. Vaccinees occasionally experienced pain at the injection site, as is common with many vaccines. In a dose response study, the bivalent AIDSVAX demonstrated the same results as those observed with the monovalent vaccine.

The Phase II studies also demonstrated the production of antibodies to receptor-binding sites on gp120 proteins. AIDSVAX B/B induced antibodies to M-tropic and T-tropic HIV found in the United States. AIDSVAX B/E induced antibodies to M-tropic and T-tropic HIV found in Thailand. In contrast, the monovalent vaccine stimulated a narrower range of antibodies, primarily to T-tropic strains.

We believe these findings support our hypothesis that a combination of gp120 proteins in the bivalent vaccine induce antibodies to a broader range of HIV strains.

Phase III Clinical Trials for AIDSVAX

In May 1998, the FDA informed us that the data from our Phase I/II studies were acceptable and that we could proceed to Phase III clinical trials in North America and Europe. The first volunteers in the Phase III clinical trial were vaccinated in June 1998. We concluded the enrollment of the trial in October 1999 with approximately 5,400 volunteers. The trial is taking place in 54 clinics in the U.S., one clinic each in Puerto Rico and in the Netherlands, and three clinics in Canada.

In March 1999, with the approval of the Thai FDA and other organizations, the first volunteers in Bangkok were vaccinated, initiating a second Phase III clinical trial. The enrollment for the trial was completed in August 2000 with approximately 2,500 volunteers. The trial taking place in 17 methadone clinics under direction of the Bangkok Metropolitan Administration.

The formulation of AIDSVAX that we are testing in North America and Europe is different from the formulation being tested in Thailand. Different formulations are necessary because the strains of HIV virus are different in the two locations.

Trial Design

Both of our Phase III trials are double-blind, placebo-controlled. The test group of volunteers receives AIDSVAX while the placebo group receives a comparable-appearing placebo containing alum alone. All vials of vaccine and placebo are coded. During the trials, neither volunteers, clinical researchers nor VaxGen know which volunteers are given the vaccine or placebo until the trials are completed or stopped by an independent review board. Each volunteer is vaccinated a total of seven times, during a 30-month period. The purpose of the booster doses, one each six months, is to stimulate high antibody levels throughout the entire trial period. During each visit, the volunteers receive counseling on how to avoid the risk of HIV infection. Follow-up with volunteers will continue for at least six months after the last vaccination is administered.

Volunteers in North America and Europe are HIV-negative homosexual men and HIV-negative women who have HIV-infected sexual partners or high-risk sexual behavior. This trial is testing the vaccine against sexual transmission of HIV. Volunteers in Thailand are HIV-negative intravenous drug users with a high risk for blood-borne transmission of HIV. This trial is testing the vaccine against blood-borne transmission of HIV. In both the North American/European and Thai clinical trials, the volunteers are being vaccinated and monitored by clinics with HIV expertise and experience with these particular population groups.

The size of each Phase III clinical trial was established by a statistical model that included: (1) the statistical power to detect at least 30% efficacy at statistical significance in preventing HIV infection; (2) the rate of infection of the volunteer group; and (3) assumptions concerning the rate of retention of the volunteers in the trial for a 36 month clinical observation period. Rate of retention refers to the degree to which volunteers continue to participate in the study.

Each Phase III clinical trial is conducted in two overlapping steps: (1) recruitment of volunteers during a 17-18 month period; and (2) a 36-month clinical observation period. For each individual, the 36-month observation period begins on the day of their first vaccination. As a result, the entire clinical trial will be completed upon recruitment of the volunteers and completion of their collective 36-month observation periods.

Conduct of the Phase III Clinical Trials

We have a clinical team of 25 full-time employees who assist and monitor the 59 clinical sites that are engaged in the North American/European AIDSVAX trial. This clinical team organizes and monitors:

–	the clinical testing sites;

–	data management;

–	the central contract laboratories for HIV testing;

–	sample handling and shipping; and

–	bio-statistics.

Audit and monitoring functions are also conducted by an outside clinical research organization, which audits the clinical sites for compliance with the Phase III procedures, data recording, medical records and the use of good clinical practice, as defined by the FDA.

For Thailand, we have a clinical team of five full-time employees, one of which serves as a project manager resident in Bangkok. In addition, approximately 200 people in Thailand are also involved in administration and conduct of the trials and are employed by the Bangkok Metropolitan Administration.

Each clinical site has agreed to conduct its activities according to the United States and Thai FDA-reviewed Phase III protocols. The protocol sets standard procedures for all sites and laboratories. Following each visit of volunteers to the clinical site, data are recorded in both the volunteers’ permanent medical chart, as well as on a case report form, which is forwarded to us. The trial design calls for approximately 1,200,000 case report forms to be gathered and entered into the database for both clinical trials. As of December 31, 2001, we had processed approximately 872,000 case report forms.

The Phase III protocol also requires clinical sites to report any serious adverse event to VaxGen. Any serious adverse events are to be immediately examined in detail by our medical monitors. If deemed a serious event related to the vaccine, the event is to be promptly reported to the FDA. The protocol requires all other adverse events to be recorded on the case report forms and provided to the Data and Safety Monitoring Board (DSMB) and the FDA for review on a periodic basis. As of December 31, 2001, no serious adverse events related to the vaccine had been reported to the FDA.

Interim Analyses and Completion of the Phase III Clinical Trials

The DSMB oversees the North American/European and Thai clinical trials. The board contains six members from the United States and three from Thailand. A former Deputy Director of the Centers for Disease Control and Prevention serves as the Chairman of the monitoring board.

The DSMB reviews the safety and trial conduct of each trial every six months. Between 1999 and 2001, a total of six reviews were conducted. In each review, based on the data presented to the DSMB, the DSMB found that AIDSVAX appeared to be safe and that each trial was being conducted appropriately. In addition, the trials continue to exhibit high retention of volunteers.

As part of our Phase III trial design, an interim efficacy analysis is performed in each clinical trial. In our North American/European trial, the DSMB conducted the interim analysis in the fourth quarter of 2001. The results of the interim analysis from this trial were inconclusive, and the DSMB instructed us to proceed to the scheduled endpoint of the trial at the end of 2002. During this time, we will be gathering additional statistical power that will improve our ability to determine the vaccine’s effectiveness. We anticipate that the interim analysis for the Thai clinical trial will be conducted during the fourth quarter of 2002. If there is conclusive evidence indicating that the vaccine is efficacious, the DSMB could recommend that the trial be halted early and we would begin the process of applying for a license to market the vaccine. If the analysis from this trial were inconclusive, the DSMB would recommend that we continue the trial to its scheduled conclusion in 2003.

Following the close of the North American/European Phase III clinical trial, and if the trial is considered successful, we will prepare a final report, which will be entered into the Biologics License Application used for seeking regulatory approval from the FDA.

Determination of Efficacy

The primary endpoint of the Phase III clinical trials will be to determine the quantitative effect of AIDSVAX in high-risk volunteers. To gain FDA regulatory approval for the sale of AIDSVAX in the United States, we believe, based on discussions with the FDA and the recommendations of its Vaccine and Related Biological Products Advisory Committee, that we will need to demonstrate that the AIDSVAX vaccine reduces the level of HIV infection by at least 30% at a 95% confidence level of statistical significance. While these discussions and the vote of the Vaccine and Related Biological Products Advisory Committee are not binding on the FDA, they are generally followed. A confidence level of 95% means that if the clinical trial were repeated, 95 times out of 100 we would see at least a 30% greater reduction in HIV infections among volunteers who received AIDSVAX compared with volunteers who received a placebo. In the context of our North American/European clinical trial, which represents a small sampling from the entire population, this means that, in order to establish a 30% efficacy at a statistically significant level, there must be an observed reduction in the incidence of HIV in the group receiving the vaccine compared to the control group of between 45% to 65%, or possibly a higher percentage, depending on various factors that will have a bearing on the statistical significance of the clinical trial results. These factors include the number of patients ultimately retained in the study, the rate of HIV infection in the control group and the length of time associated with the clinical observation period. We anticipate that the efficacy required to obtain regulatory approval to market AIDSVAX in foreign countries will vary from one country to another and may differ significantly from that required by the FDA.

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

If the infection is transient, or if the level of HIV is maintained in vaccine recipients at low levels, this might indicate that the vaccine is slowing the progression of HIV infection. In therapeutic studies it is known that suppression of viral load correlates with an extension of life. Therefore, should we find that AIDSVAX causes a reduction in HIV infection, we may submit this data to support our primary regulatory application or, if justified, as a stand-alone submission.

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

The Market for AIDSVAX

We have developed formulations of AIDSVAX that focus on HIV found in some of the major regions of the world. Our first bivalent vaccine, AIDSVAX B/B, is directed against the predominant HIV subtype in the Americas, Europe, the Caribbean and Australia. Our second bivalent vaccine, AIDSVAX B/E, is directed against the predominant HIV subtypes in Southeast Asia, the Pacific Rim, Indonesia and southern portions of China. Based on the populations of these regions, the market for the two current formulations of AIDSVAX could cover approximately half of the world’s population, or nearly three billion people.

We also have plans to develop three additional AIDSVAX vaccines: one for the subtype C virus, which would be directed against viruses in China, India and Africa; and one each for subtype A and D viruses, which are commonly found in Sub-Saharan Africa and parts of South America. We believe that four vaccines directed against the A, B, C, D and E subtypes of HIV would effectively address the worldwide spread of the HIV/AIDS epidemic. Our ultimate goal is to produce a single vaccine for worldwide use.

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

License and Supply Agreement With Genentech

We have entered into a license and supply agreement with Genentech, which defines the working relationship between the companies. The Genentech license agreement covers a vaccine based on, containing, incorporating or using the recombinant gp120 subunit protein developed by Genentech to prevent, but not treat, HIV infection and/or AIDS. Genentech has granted us an exclusive license to all patents, patent applications and know-how directly related to this product. Certain portions of the licensed technology are sub-licensed to us under licenses from third parties to Genentech.

As the exclusive licensee of Genentech, we have assumed all of Genentech’s obligations under these third-party license agreements. The initial term of the license agreement is 15 years from the commercial introduction date of a licensed product, on a country-by-country, product-by-product basis.

Genentech has an option to obtain an exclusive worldwide license to use, market and sell licensed products. This option is exercisable for 90 days after we make our first filing with the FDA for marketing approval of a licensed product. If Genentech exercises the marketing option:

–	Genentech is required to pay us a fee equal to 33% of our total development costs including clinical testing, to date for the licensed product;

–	VaxGen and Genentech will share net profits from sales of the licensed products, 30% and 70%, respectively, for sales within the United States and 70% and 30%, respectively, for sales outside the United States;

–	future developmental costs will be apportioned between the parties based on their respective profit share in a particular country; and

–	the parties will establish a committee with an equal number of representatives from each company to oversee the development and commercialization of additional licensed products.

In the event that Genentech does not exercise the marketing option then, in lieu of sharing net profits from the licensed products, we will pay Genentech a royalty on all sales of licensed products equal to:

–	25% of our net sales and our sub-licensees’ net sales of the licensed products worldwide, so long as any commercial vaccine component has been manufactured and supplied by Genentech; or otherwise

–	15% of our total net sales and our sub-licensees’ net sales of the licensed products worldwide.

Under the Genentech license agreement, we are required to use due diligence in developing, seeking regulatory approval for, marketing and commercializing licensed products. In connection with reaching this goal, we are required to achieve the filing of the first market approval for a licensed product with the FDA no later than May 2002. However, Genentech has informally agreed to extend this milestone until 2006, and we expect an amendment to the Genentech license agreement to be completed in the second quarter of 2002, although there can be no assurance that such an amendment will be completed. If the milestone is not extended, Genentech would have the right to terminate the Genentech license agreement. If we are unable to meet other milestones under the Genentech license agreement for any reason other than specifically enumerated events or circumstances, any further extension granted will be at Genentech’s sole discretion. If we fail to exercise due diligence in developing, seeking regulatory approval for, marketing and commercializing licensed products, Genentech has the right to convert our exclusive license to a non-exclusive license, and may be entitled to terminate the license.

Licensed Patents

Under the Genentech license agreement, we have licensed from Genentech exclusive rights to a portfolio of United States and foreign patents. These include nine issued United States patents and eight pending United States patent applications as well as 85 issued foreign patents and 36 pending foreign applications. The technology claimed in these patents and applications involves a range of HIV vaccine product development activities, including the cloning and expression of recombinant virus glycoproteins for use as vaccine products and sustained release formulations of HIV gp120. Also claimed by patent filings are specific compositions of matter for the components of our vaccine products, and proprietary production, recovery and purification process technology. Together, these filings provide intellectual property that we believe will enhance the value of our products.

Under the Genentech license agreement, Genentech has retained title to the licensed patents and patent applications and other licensed technology previously owned by Genentech, while we will retain title to any improvements developed by us. Both parties will jointly own any improvements to the licensed patents and patent applications or other licensed technology developed or invented jointly. If Genentech exercises its marketing option under the Genentech license agreement, it would have a fully paid-up, non-exclusive, worldwide license under all improvements to the licensed know-how or patent rights that we own. Furthermore, Genentech will have such a license if Genentech terminates the Genentech license agreement before the expiration of the 15-year term or if we voluntarily terminate the agreement. Genentech will remain responsible for the filing, prosecution and maintenance of all licensed patent rights, in consultation with us, at our expense.

In 1997 Chiron Corporation filed oppositions against two of Genentech’s European patents that are licensed to us. With our assistance, Genentech defended these patents, which were both upheld in amended form in May 2000. By prevailing in both patent disputes, we confirmed our exclusive rights to various forms of key proteins, methods for manufacturing the proteins, and their use for the prevention and treatment of HIV/AIDS. We believe the broad intellectual property protection afforded by these patents will allow us to participate in, and benefit financially from, the development of any vaccine that uses these proteins, in particular the form of gp120 that is the main ingredient in AIDSVAX. Chiron Corporation has appealed both decisions, and the appeals are pending.

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

Manufacturing

We have no manufacturing facilities and currently rely exclusively on Genentech to manufacture AIDSVAX. Genentech currently has an exclusive option to manufacture AIDSVAX, although they have verbally consented to our participation in Celltrion, our South Korean manufacturing joint venture. Under the Genentech license agreement, we are obligated to notify Genentech at least 18 months prior to commercial introduction of each formulation of AIDSVAX to enable them to exercise their exclusive manufacturing option. The notice must specify the date of commercial introduction, the type of vaccine needed, and the estimated amounts it will need for the first year after commercial introduction. Genentech must exercise its exclusive manufacturing option within 45 days after such notice is given.

As part of the license and supply agreement, Genentech has an option to manufature the vaccine and a one-time option to be responsible for marketing the vaccine worldwide. Should Genentech exercise its marketing option, Genentech will pay a license fee to us equal to 33% of our development costs of the initial AIDSVAX product (including the Phase III clinical trials and regulatory submissions), as well as a percentage of ongoing profits on the sales of the vaccine. If Genentech does not elect its marketing option , it will receive a royalty on product sales; the royalty rate depends on whether Genentech elects to manufature the vaccine being sold commercially.

Celltrion Joint Venture

In February 2002 we co-founded a joint venture in South Korea, Celltrion, Inc., with a group of South Korean investors for the purpose of constructing a cell culture manufacturing facility. Pursuant to a joint venture agreement, on or before April 26, 2002 the parties to the joint venture shall cause Celltrion to enter into the following documents, for the purposes of transferring to Celltrion (i) initial capital, (ii) the technology required to manufacture AIDSVAX and (iii) our rights and obligations under a Land Purchase and Sale Agreement with the city of Incheon, South Korea:

–	A license agreement between Celltrion and us, in which we will license certain technology that is necessary for the manufacture of AIDSVAX to Celltrion;

–	A sub-license agreement between Celltrion and VaxGen, in which we will sublicense certain technology that we license from Genentech that is necessary for the manufacture of AIDSVAX to Celltrion;

–	A supply agreement between Celltrion and us, specifying the terms and conditions of the supply of AIDSVAX to us; and

–	An assignment agreement between Celltrion and us, in which Celltrion will assume our rights and obligations under a land purchase and sale agreement with the city of Incheon, South Korea.

Joint Venture Agreement

Under the terms of the joint venture agreement, dated February 25, 2002, between us and four South Korean investors, the total capitalization of Celltrion during its lifetime shall be between $80 million and $120 million, subject to adjustment with the consent of the shareholders of Celltrion. The joint venture agreement is governed by the substantive laws of the Republic of Korea. The capitalization of Celltrion during approximately the first five years from its incorporation shall be effected in several stages, as follows:

–	In late March 2002, we contributed to Celltrion mammalian cell culture technology and biologics production support, valued at a minimum of $30.0 million, for which we received 7.8 million shares of Celltrion common stock, and certain of the South Korean investors in Celltrion contributed $27.5 million in cash, for which they received in the aggregate 7.15 million shares of Celltrion preferred stock;

–	On or before May 26, 2002, one South Korean investor in Celltrion will be required to contribute $2.0 million in cash, for which it will receive 520,000 shares of Celltrion preferred stock;

–	On or before June 25, 2002, three South Korean investors in Celltrion, or other parties, will be required to contribute $17.5 million in cash, for which they will receive in the aggregate 910,000 shares of Celltrion preferred stock;

–	On or before July 25, 2002, Celltrion shall raise an additional $5 million in exchange for the issuance of 260,000 shares of Celltrion preferred stock; and

–	As soon as possible after AIDSVAX receives regulatory approval from the FDA, if ever, Celltrion shall seek between $30 million and $40 million in new investment.

On or before August 26, 2002, Celltrion also will use its best efforts to secure, through one of its investors, a $40 million loan. Holders of Celltrion preferred stock are entitled to receive dividends equal to 100% of the par value of the preferred stock, which is equal to 5,000 Won, or approximately $3.79 per share as of March 15, 2002. The preferred stock also is convertible into common stock.

The investment by the South Korean investors described above is subject to satisfaction of the following conditions:

–	assignment of the land purchase and sale agreement to Celltrion;

–	receipt of all necessary Korean governmental approvals to our technology transfer to Celltrion;

–	an appraisal of the value of the technology we will transfer to Celltrion of at least $30.0 million;

–	execution of the license agreement, the sub-license agreement, the supply agreement and the assignment of the land purchase and sale agreement; and

–	approval of the board of directors of each of us and the investors to the transactions contemplated by the joint venture agreement.

16

Celltrion will finance the capital and operating costs of a manufacturing facility in Incheon, South Korea. In its first phase of development, expected to be completed by 2005, we believe the Incheon facility will be capable of producing up to 200 million doses of AIDSVAX annually. Celltrion also will finance the capital costs of constructing a “pilot” manufacturing facility in the San Francisco area from which we believe AIDSVAX will initially be licensed and launched. We believe this pilot facility will have the capacity to manufacture at least 10 million doses of AIDSVAX annually when it is licensed and operational, which we believe will occur in 2004. We will be responsible for all costs of validation, operation and licensure of this manufacturing facility. Both manufacturing facilities will be designed to manufacture a variety of human therapeutic proteins using mammalian cell fermentation, in addition to AIDSVAX.

Celltrion will be managed by a board of directors comprised of five individuals. So long as we retain 66-2/3% of our initial shareholdings in Celltrion, we will be entitled to nominate two of the directors and the individual who will be in charge of the administration of all the daily business affairs of Celltrion.

The joint venture agreement may be terminated as follows:

–	if Korean governmental approvals of the joint venture agreement are not obtained by August 25, 2002, or if a change in Korean law makes performance of the agreement impossible or unreasonably expensive;

–	if any party shall commit a material breach of any of its obligations that is not cured within 60 days from the date of written notice of breach;

–	if the license agreement, sub-license agreement, supply agreement or assignment of land purchase and sale agreement is not executed by May 25, 2002;

–	if any party becomes incapable for a period of six months of performing any of its obligations under the joint venture agreement because of a force majeure;

–	if any party files for liquidation, bankruptcy or a similar transaction or event; or

–	if the license agreement is terminated by us for certain reasons described in the license agreement.

Land Purchase and Sale Agreement

We have entered into a land purchase and sale agreement, dated February 25, 2002, with the city of Incheon, South Korea. The land will be the site for Celltrion’s South Korean manufacturing facilities. As part of Celltrion’s initial formation, we and Celltrion entered into an assignment agreement on March 25, 2002, in which we assigned Celltrion our rights, obligations, and liabilities under the land purchase and sale agreement.

Contribution Agreement

Under the terms of the contribution agreement dated February 25, 2002 between us and Celltrion, we are required to make an in-kind contribution to Celltrion, as a part of the initial capitalization of Celltrion, of the license and sub-license of certain cell culture technology used for the manufacture of a number of pharmaceutical products including AIDSVAX. We will receive 7.8 million shares of Celltrion common stock for this contribution. The terms and conditions of the use of the contributed technology will be set forth in the license agreement and the sub-license agreement.

Government Collaborations and Grants

We have established collaborative relationships with two federal government agencies: the Centers for Disease Control and Prevention (CDC) and the National Institute of Allergy and Infectious Diseases (NIAID).

Our collaborations with CDC are conducted in both the United States and Thailand. In October 1999, we entered into collaboration with the CDC to support research at six of the 56 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX vaccine. The participating sites will continue to implement our Phase III protocol, as well as conduct epidemiological, social and behavioral research, which will be shared by us and the CDC. The sites will be compensated directly by the CDC for the clinical costs, which would otherwise have been incurred by us, and for conducting the additional research. The CDC has agreed to contribute approximately $8,000,000 to the participating sites over a four-year period. In Thailand, the CDC is assisting in the measurement of viral loads in infected vaccinees and placebo recipients, as well as examining HIV subtypes and strains in the study populations.

In 2001, we finalized a collaborative agreement with BBI Biotech, which is being funded by the NIAID, an agency within the National Institutes of Health, to obtain and store clinical specimens from our North American/European Phase III clinical trial. The project is being funded under a seven-year contract, awarded to BBI Biotech. Under a subcontract with BBI Biotech, we will receive approximately $489,000 over the life of the project to support the establishment of the sample collection. We received $346,000 for the year ended December 31, 2001. If AIDSVAX proves successful in our Phase III clinical trials, the samples will be used to determine if the vaccine induced a cellular immune response in the volunteers who received the vaccine.

Also in 2001, we were awarded a grant from the NIH to continue the development of a vaccine designed to prevent infection by HIV subtype C, the most widespread form of the virus. The Small Business Innovation Research Fast Track grant provides up to $1,131,000 for the development program. We received $150,000 for the year ended December 31, 2001. The NIH grant will allow us to create and conduct laboratory tests of a subtype C vaccine that could be used alone in Southern Africa and India, or it could be combined with a vaccine against the B and E subtypes for regions of the world, such as China, where all three subtypes are in circulation.

Other Collaborations

VaxGen also has on-going collaborations in which we provide AIDSVAX to four separate phase I/II clinical trials testing combination vaccines. AIDSVAX has been tested with two different formulations of an Aventis Pasteur vaccine candidate. The trials were conducted in the United States and abroad in both adult and infant populations.

Relationship with Aventis Pasteur

Aventis Pasteur (formerly Pasteur Merieux Connaught) and VaxGen have been in discussions to co-develop an alternative vaccine regimen, called the prime/boost. The prime/boost utilizes two independent vaccines administered sequentially. An Aventis Pasteur vaccine is administered initially, followed by a bivalent gp120 vaccine. Two phase III clinical trials have been considered to test this approach.

The first of these trials was planned by NIAID to test an Aventis Pasteur vaccine formulation with our AIDSVAX B/B formulation in North and South America. However, in February 2002, NIAID announced its decision not to proceed forward with the phase III trial. NIAID’s decision was based on its Phase II study indicating that ALVAC-HIV did not induce a sufficient cytotoxic T lymphocyte (CTL) immune response to qualify it for the next trial phase. NIAID stated that its decision not to proceed with the trial does not mean that the vaccines are not efficacious.

The second trial was originally to be sponsored by the Walter Reed Army Institute of Research, but now will be sponsored by NIAID. This trial is being planned to test another Aventis Pasteur vaccine formulation with our AIDSVAX B/E vaccine in Thailand in a community based population of both heterosexual male and female adults. This trial is scheduled to begin sometime in late 2002.

Competition

We estimate that approximately 30 other HIV vaccines have been tested; most of them to date have been unsuccessful. Only AIDSVAX and two other major vaccines have progressed to Phase II testing. AIDSVAX is the only HIV vaccine that has commenced and currently is in Phase III clinical trials.

We believe that we now lead all competitors worldwide in the development of an HIV preventive vaccine. Of the two major HIV vaccines that have reached human clinical trials, we have full control of the leading product, AIDSVAX, and we may become a partner in the second with Aventis Pasteur.

Government Regulation

AIDSVAX is subject to federal regulation, principally by the FDA, and by state and local governments. Such regulations govern or influence, among other things, the testing, manufacture, safety and efficacy requirements, labeling, storage, record keeping, licensing, advertising, promotion, distribution and export of such products.

AIDSVAX is classified by the FDA as a biological drug product. The steps ordinarily required before a biological drug product may be marketed in the United States include:

–	preclinical laboratory and animal testing;

–	the submission to the FDA of an Investigational New Drug Application, which must become effective before clinical trials may commence;

–	adequate and well-controlled clinical trials to establish the safety, purity and potency of the biological drug product and to characterize how it behaves in the human body;

–	the submission to the FDA of a Biologics License Application that includes both clinical trial data and manufacturing information;

–	FDA review of the Biologics License Application;

–	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities; and

–	FDA approval of the license application, including approval of all product labeling.

In connection with obtaining approval to proceed with Phase III clinical trials and in determining the trial protocol, VaxGen has met with the FDA and its Vaccines and Related Biological Product Advisory Committee of the FDA. The FDA’s advisory committees are composed of outside experts who assist the FDA in product reviews and provide advice on various issues. While the recommendations of these committees are not binding on the FDA, they are commonly followed. In connection with the Phase III clinical trials the FDA sought and received advice from the Vaccines and Related Biological Products Advisory Committee regarding the clinical development program and clinical study designs for AIDSVAX.

Preclinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety, purity and potency of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests together with manufacturing information and analytical data are submitted to the FDA as part of the Investigational New Drug Application and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an Investigational New Drug Application by placing the study on clinical hold, the Investigational New Drug Application will become effective 30 days following its receipt by the FDA. The FDA may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA does place the study on clinical hold, the sponsor must usually resolve all of FDA’s concerns before the study may proceed.

Clinical trials involve the administration of the investigational product to humans under the supervision of qualified principal investigators. Clinical trials are conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the Investigational New Drug Application. In addition, each clinical trial is approved and conducted under the auspices of an institutional review board and with the patients’ informed consent. The institutional review board considers, among other things, ethical factors, and the safety of human subjects and possibility of liability of the institutions conducting the trial.

Clinical trials are conducted in three sequential phases; however, the phases may overlap. The goal of a Phase I clinical trial is to establish initial data about safety and tolerance of the biological agent in humans. In Phase II clinical trials, evidence is sought about the desired immune response of a biological agent in a limited number of patients. Additional safety data and dosing regimen information are also gathered from these studies. The Phase III clinical trial program consists of expanded, large-scale, multi-center studies of persons who are susceptible to the targeted disease. The goal of these studies is to obtain sufficient evidence of the safety, purity and potency of the proposed product. Our Phase III clinical trials of AIDSVAX are being conducted on persons at risk for HIV infection but who test HIV negative prior to enrollment in the trial. The FDA also may request that Phase IV studies be conducted after licensing approval to gain additional information about the biological drug product in a wider population.

All data obtained from the clinical trials, in addition to detailed information on the manufacture and composition of the product would be submitted in a Biologics License Application to the FDA for review and approval for the manufacture, marketing and commercial shipments of AIDSVAX. FDA approval of the Biologics License Application is required before marketing may begin in the United States. The FDA also may, at any time, require the submission of product samples and testing protocols for lot-by-lot confirmatory testing by the FDA prior to commercial distribution. This means a specific lot of vaccine cannot be released for commercial distribution until the FDA has authorized such release. Similar types of regulatory processes will be encountered as efforts are made to market the vaccine internationally. We will be required to assure product performance and manufacturing processes from one country to another.

For commercialization of AIDSVAX, the manufacturing processes described in our Biologics License Application must receive FDA approval and the manufacturing facility must successfully pass an inspection prior to approval of AIDSVAX for sale within the United States. The pre-approved inspection assesses whether, for example, the facility complies with the FDA’s Good Manufacturing Practices. These practices include elaborate testing, control, documentation, record keeping and other quality assurance procedures. For marketing outside the United States, we will be subject to the regulatory requirements of other countries, which vary from country to country, including marketing approval requirements. The time needed to secure regulatory approval in other countries may be longer or shorter than that required for FDA approval.

Employees

As of December 31, 2001, we had 80 employees: 30 are clinical staff, 28 are research and development staff and 22 are management/administration staff. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Executive Officers

The names of our executive officers as of December 31, 2001 and information about them is presented below.

Name	Age	Position
Lance K. Gordon	54	Chief Executive Officer, Director
Donald P. Francis	59	President, Director
Phillip W. Berman	53	Senior Vice President, Research & Development — Director
Marc J. Gurwith	62	Senior Vice President, Medical Affairs
Carter A. Lee	49	Senior Vice President, Finance & Administration
William L. Heyward	51	Vice President, International Clinical Research
Roland Lance Ignon	45	Vice President, Corporate Communications

Lance K. Gordon, Ph.D. Dr. Gordon has served as our Chief Executive Officer and as a director since September 2001. Dr Gordon served from 1990 to 2001 as the President and Chief Executive Officer and a member of the Board of Directors of OraVax, Inc. (now known as Acambis, Inc.). From January 1989 to June 1990, Dr. Gordon served as Senior Vice President of North American Vaccine, Inc., a biopharmaceutical company. From April 1988 to January 1989, he served as Chief Executive Officer of American Vaccine Corporation and Selcore Laboratories, Inc., both of which are biopharmaceutical companies. From 1987 to 1988, Dr. Gordon was Associate Director, Infectious &Inflammatory Diseases, Clinical Pharmacology -- Drug Medical Affairs, of E.R. Squibb & Sons, Inc., a pharmaceutical company. From 1981 to 1987, he was Director, Immunobiology Research at Connaught Laboratories, Ltd., a pharmaceutical company. During his seven years with Connaught Laboratories, Ltd., Dr. Gordon was responsible for both bacterial and viral research and development programs. He was the inventor and Project Director of the Connaught Haemophilus influenzae type b conjugate vaccine, ProHibit(R). Dr. Gordon also serves on the advisory boards of the not-for-profit Albert Sabin Foundation and BioSciences Contract Production, a private biopharmaceutical services company. Dr. Gordon received a B.A. from California State University at Humboldt and a Ph.D. in Biomedical Science from the University of Connecticut. Dr. Gordon completed his postdoctoral fellowship at the Howard Hughes Medical Institute.

Donald P. Francis, M.D., D.Sc. Dr. Francis co-founded VaxGen in November 1995 and has served as our President and as a director since inception. Following the resignation of Robert Nowinski, PhD, in December 2000, Dr. Francis served as interim Chief Executive Officer until September 2001. From 1993 to 1995, Dr. Francis directed HIV vaccine clinical research at Genentech. Prior to joining Genentech, Dr. Francis served from 1971 to 1992 in various positions at the Centers for Disease Control. During this period, Dr. Francis established and directed the HIV laboratory for the Centers for Disease Control and served as an Assistant Director, Viral Diseases Program. At that time, he was also a principal investigator in one of the two Phase III clinical trials that led to licensure of the hepatitis B vaccine in the United States. In 1976, Dr. Francis was the lead epidemiologist on the first clinical team to encounter and control the Ebola virus. Prior to such time, Dr. Francis had a central role in the World Health Organization’s smallpox eradication program, which eradicated smallpox from the world. Dr. Francis received an M.D. from Northwestern University and completed his training in pediatrics at Los Angeles County/USC Medical Center. Dr. Francis received a doctorate in virology from the Harvard School of Public Health.

Phillip W. Berman, Ph.D. Dr. Berman is the inventor of AIDSVAX and has served as our Senior Vice President, Research & Development, since April 1999. Dr. Berman served as our Vice President of Research& Development from November 1997 to April 1999, and has served as a director since October 1997. From 1982 to 1997, Dr. Berman served in various capacities with Genentech, including Senior Scientist, Molecular Biology Department, and Staff Scientist, Department of Immunology and also Department of Process Sciences. From 1984 until he joined VaxGen, Dr. Berman had research responsibilities in Genentech’s AIDS Vaccine Project. Dr. Berman received an A.B. in biology from the University of California, Berkeley, a Ph.D. in biochemistry from Dartmouth College and performed postdoctoral research at the Neurobiology Laboratory of the Salk Institute and the Department of Biochemistry and Biophysics at the University of California, San Francisco.

Marc J. Gurwith, M.D., J.D. Dr. Gurwith has served as Senior Vice President, Medical Affairs and Chief Medical Officer since October 2001. From August 1997 through October 2001, Dr. Gurwith served as Vice President, Drug Development and Chief Medical Officer at Genelabs Technologies, Inc. From January 1995 until August 1997 Dr. Gurwith was Vice President, Clinical Research and Associate Medical Director at Sequus Pharmaceuticals. Previously, Dr. Gurwith served as Vice President of Medical and Scientific Affairs at Boehringer Mannheim Pharmaceuticals and as Senior Director of Clinical Research at Wyeth-Ayerst Research. Dr. Gurwith received his M.D. from Harvard University, his J.D. from Temple University School of Law and his B.A. from Yale University.

Carter A. Lee Mr. Lee has served as Senior Vice President, Finance & Administration since April 1999. During September 1998 through March 1999, Mr. Lee served as General Manager. From 1991 to 1997, Mr. Lee served as Senior Vice President and Chief Financial Officer of Diefenbach Elkins International, Inc. (now known as FutureBrand), a corporate branding consultancy. From 1990 to 1991, Mr. Lee served as Vice President, Finance &Administration of EDAW, Inc., a landscape architecture and planning firm. From 1987 to 1990, Mr. Lee served as Vice President and Corporate Controller of Landor Associates, a strategic design-consulting firm. Prior to such time, Mr. Lee served in various positions at Coopers&Lybrand(now known as PricewaterhouseCoopers LLP). Mr. Lee received a B.A. from the University of California, Berkeley, and an M.B.A. from California State University, Hayward.

William L. Heyward, M.D., M.P.H. Dr. Heyward has served as our Vice President, International Clinical Research, since January 2000. Dr. Heyward served at the Centers for Disease Control and Prevention (CDC) for more than 20 years. While at CDC, Dr. Heyward coordinated vaccine trial research in Alaska on hepatitis B and Haemophilus influenzae type b and was involved in the investigation of the Ebola epidemic in Kikwit, Zaire. His most recent position at the CDC entailed coordinating domestic and international HIV vaccine development and evaluation. Prior to that he was director of the largest AIDS research project in Africa and was detailed to the World Health Organization and UNAIDS as a specialist in HIV vaccines and vaccine trials. Dr. Heyward received his B.A. from Emory University, an M.D. from the Medical College of Georgia and his M.P.H. from the Johns Hopkins University School of Hygiene and Public Health.

Roland Lance Ignon Mr. Ignon has served as our Vice President, Corporate Communications since September 2001. Mr. Ignon has more than 15 years of experience as a business journalist and communications professional. Prior to joining VaxGen, Mr. Ignon served as Director, Corporate Communications, for Tenet Healthcare Corporation, one of the nation’s largest operators of acute care hospitals. Mr. Ignon also served as Vice President of Investor Relations at Sitrick and Company, one of the nation’s leading crisis communications firms. As a journalist, Mr. Ignon served as founding editor of an award-winning business newspaper and as a finance reporter and editor at Investor’s Business Daily. Mr. Ignon also was a reporter for Bloomberg Business News, The Economist Group and the Los Angeles Times. Mr. Ignon earned a B.A. degree in political science from the University of California, Irvine, and an M.A. from Columbia University’s Graduate School of Journalism.

22

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

Our success will depend entirely on the success of AIDSVAX. In particular, we must be able to:

•	establish the safety, purity, potency and efficacy of AIDSVAX in humans;

•	obtain regulatory approvals for AIDSVAX, including a preapproval inspection of a manufacturing facility; and

•	successfully commercialize AIDSVAX through collaborative relationships.

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

To gain FDA regulatory approval for the sale of AIDSVAX in the United States, we believe, based on discussions with the FDA and the recommendations of its Vaccine and Related Biological Products Advisory Committee, that we will need to demonstrate that the AIDSVAX vaccine reduces the level of HIV infection by at least 30% at a 95% confidence level of statistical significance. While these discussions and the vote of the Vaccine and Related Biological Products Advisory Committee are not binding on the FDA, they are generally followed. A confidence level of 95% means that if the clinical trial were repeated, 95 times out of 100 we would see at least a 30% greater reduction in HIV infections among volunteers who received AIDSVAX compared with volunteers who received a placebo. In the context of our North American/European clinical trial, which represents a small sampling from the entire population, this means that, in order to establish a 30% efficacy at a statistically significant level, there must be an observed reduction in the incidence of HIV in the group receiving the vaccine compared to the control group of between 45% to 65%, or possibly a higher percentage, depending on various factors that will have a bearing on the statistical significance of the clinical trial results. These factors include the number of patients ultimately retained in the study, the rate of HIV infection in the control group and the length of time associated with the clinical observation period. We anticipate that the efficacy required to obtain regulatory approval to market AIDSVAX in foreign countries will vary from one country to another and may differ significantly from that required by the FDA.

Delay in completing our clinical trials could jeopardize our ability to obtain regulatory approval to market AIDSVAX in the United States or abroad on a timely basis.

     Our clinical trials could be delayed for a variety of reasons, including:

•	lower-than-anticipated retention rate of volunteers in the trial;

•	serious adverse events related to the vaccine; or

•	different interpretations of our preclinical and clinical data, which can lead initially to inconclusive results.

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

•	The FDA or foreign regulators may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied.

•	The FDA or foreign regulators may require additional testing for safety and efficacy.

•	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution; for example, the FDA may approve the licenses for only high-risk populations.

•	The FDA or foreign regulators may not approve the AIDSVAX manufacturing processes or manufacturing facilities, or may require additional clinical studies to establish the safety, purity and potency of AIDSVAX.

•	Even if United States regulatory approval for AIDSVAX is obtained, the license will be subject to continual review, and newly discovered or developed safety or efficacy data may result in revocation of the marketing license.

•	If regulatory approval of the vaccine is granted, the marketing of AIDSVAX would be subject to adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved or “off-label” uses.

•	We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with the FDA’s Good Manufacturing Practices regulations.

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

To date, we have engaged primarily in research, development and clinical testing. At December 31, 2001, we had an accumulated deficit of approximately $96.3 million. We sustained net losses of approximately $2.1 million in 1996, $3.1 million in 1997, $9.2 million in 1998, $23.3 million in 1999, $31.8 million in 2000 and $24.4 million in 2001. We expect to incur substantial losses for at least an additional three to four years.

If we need additional funds, and are unable to raise them, we would have to curtail or cease operations.

We cannot be certain that our existing capital resources, together with the funding from the Centers for Disease Control and Prevention and the funding from the National Institute of Allergy and Infectious Diseases, will be sufficient to support our current and planned operations through commercialization of AIDSVAX. We do not expect AIDSVAX to be commercially available until at least the fourth quarter of 2004. The North American/European Phase III clinical trial is anticipated to be completed in the fourth quarter of 2002. Once the trial is completed, we will need to analyze the data and, if favorable, prepare our Biologics License Application for submission to the FDA, which typically takes between six and 12 months to be accomplished. The FDA review process could take at least an additional six months. We anticipate that it would take at least six months after obtaining regulatory approval for Genentech, the pilot manufacturing facility, or another third party to begin commercialization of AIDSVAX.

We may need to raise additional funds if:

•	AIDSVAX is not sufficiently safe, pure and potent to commercialize in its current formulation;

•	our Phase III clinical trials are delayed, are not successful or are more costly than currently estimated;

•	commercialization of AIDSVAX is delayed for any other reason, including the need to locate a third-party manufacturer other than Genentech;

•	we need to manufacture AIDSVAX ourselves using our own facilities; or

•	additional trials are required.

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

Formation of our South Korean manufacturing joint venture is not yet completed, and even if completed, may not be successful at manufacturing or supplying AIDSVAX in necessary quantities, or at all.

In February 2002 we entered into a joint venture, Celltrion, with a group of South Korean investors for the purpose of building and operating a manufacturing facility in Incheon, South Korea, and a smaller manufacturing facility in the South San Francisco area. We have not yet completed the formation and capitalization of, or the transfer of all technology to, Celltrion. If:

•	the investors in Celltrion are unable or unwilling for any reason to fund Celltrion;

•	Celltrion is otherwise unable to raise the anticipated, or necessary, funding;

•	we are for any reason unable to transfer to Celltrion the technology necessary for the manufacture of AIDSVAX;

•	the remaining documents necessary for the formation and capitalization of Celltrion are not executed;

•	Korean governmental approval of the joint venture is not obtained; or

•	for any other reason Celltrion is not properly capitalized or does not receive the necessary technology for the manufacture of AIDSVAX,

Celltrion will be unable to complete its formation and initial capitalization, and would be unable to build a manufacturing facility in Incheon, South Korea or in the South San Francisco area. Even if Celltrion successfully builds either or both of these manufacturing facilities, there can be no assurance that the facilities will pass domestic or foreign regulatory approvals or be able to manufacture AIDSVAX in commercial quantities, or at all, or that they will be able to manufacture AIDSVAX on a cost-effective basis. There also can be no assurance that the building of either manufacturing facility will be completed on time and will not be subject to cost overruns.

Our proposed South Korean international manufacturing operations may expose us to numerous business risks.

South Korea is still in the process of developing its economic, social and other infrastructure and is susceptible to various uncertainties. The political, social and economic situation of South Korea may not continue to provide an environment in which we would be able to manufacture AIDSVAX cost-efficiently or at all. The South Korean government may impose regulations or restrictions that would make it difficult, impractical or impossible, whether economically, legally or otherwise, for us to conduct our business there. Our future South Korean manufacturing operations may expose our business to numerous risks that could harm our business, including:

•	international currency fluctuations;

•	general strikes or other disruptions in working conditions;

•	political instability;

•	trade restrictions or changes in tariffs;

•	the difficulties associated with staffing and managing international operations;

•	generally longer receivables collection periods;

•	unexpected changes in or imposition of new legislative or regulatory requirements;

•	potentially limited protection for intellectual property rights; and

•	potentially adverse taxes.

We face competition from several companies with greater financial, personnel and research and development resources than ours.

The goal of developing an HIV vaccine is an area of interest to competitors, and several companies with substantially greater financial, personnel and research and development resources than ours have announced that they are trying to develop an HIV vaccine and are planning, conducting or have completed Phase I or Phase II clinical trials. Although our research has indicated that AIDSVAX contains a protein that is critical in the infection process, other proteins and elements may be necessary to develop an effective vaccine, and several of our competitors are working to develop vaccines that activate a different arm of the immune system. In addition, several of these companies are developing new “drug cocktails” and other treatments that may mitigate the impact of the disease. Even if we complete our Phase III clinical trials, obtain FDA and other required regulatory approvals and commercialize AIDSVAX, our competitors may develop vaccines or treatments that are as or more effective, or less complex or less expensive to produce, than AIDSVAX.

Adverse publicity regarding the safety or side effects of AIDSVAX could harm our business and cause our stock price to fall.

Despite the favorable safety tests that have been completed with respect to AIDSVAX and our clinical trials, there still may be potential side effects or safety concerns that have not yet come to light. If our studies or other researchers’ studies were to raise or substantiate concerns over the safety or side effects of AIDSVAX or vaccine development efforts generally, our reputation and public support for our clinical trials could be harmed, which would harm our business and could cause our stock price to fall.

Failure to hire and retain key management employees could adversely affect our ability to obtain financing, develop AIDSVAX, conduct clinical trials or execute our business strategy.

We are highly dependent on our senior management and scientific staff, particularly Lance Gordon, Ph.D., our Chief Executive Officer, Donald Francis, M.D., D.Sc., our President, and Phillip Berman, Ph.D., our Senior Vice President, Research & Development. These individuals have played a critical role in raising financing, negotiating business development opportunities, developing the vaccine and conducting clinical trials. The loss of the services of any of these key members of senior management and scientific staff may prevent us from achieving our business objectives.

If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products. If we infringe the intellectual property rights of others, we may be prevented from developing or marketing AIDSVAX.

We rely on patent and other intellectual property protection to prevent our competitors from manufacturing and marketing AIDSVAX. Our technology, including technology licensed from Genentech, will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends on our ability, and Genentech’s ability, to:

•	obtain patents;

•	protect trade secrets;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights.

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

Risks Relating to Our Relationship with Genentech

We currently rely entirely on Genentech for the manufacture of AIDSVAX. Our inability to manufacture AIDSVAX, and our dependence on Genentech, may delay or impair our ability to generate revenues, or adversely affect our profitability.

We currently have no manufacturing facilities. We are entirely dependent on third parties to produce AIDSVAX. To date, we have relied on Genentech for this purpose. Genentech currently has an exclusive option to manufacture AIDSVAX, although they have verbally consented to our participation in Celltrion, our South Korean manufacturing joint venture. Our license agreement with Genentech does not specify the price we will be required to pay Genentech to manufacture AIDSVAX. Genentech is not able to assure us that it will have adequate manufacturing capacity to produce AIDSVAX for us on a commercial scale.

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

If Genentech were to terminate our license agreement, we would not be able to develop or market AIDSVAX.

Our license agreement with Genentech permits Genentech to terminate the agreement, or terminate the exclusivity of our license, if we:

•	fail to use due diligence in developing, seeking regulatory approval for, marketing or commercializing products covered by the Genentech license agreement;

•	fail to file the first market approval application for AIDSVAX with the FDA prior to May 2002, however, Genentech has informally agreed to extend this milestone until 2006, and we expect an amendment to the Genentech license agreement to be completed in the second quarter of 2002, although there can be no assurance that such an amendment will be completed.

•	breach the license agreement and fail to cure the breach within the time period provided in the agreement; and

•	fail to maintain a tangible net worth of at least $1 million.

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

On May 23, 2001 we completed a private placement in which we issued 20,000 shares of our Series A 6% Cumulative Convertible Preferred Stock and common stock purchase warrants for aggregate proceeds of $20.0 million. The terms of our Series A preferred stock, and the warrants, give the selling stockholders the right to require us to redeem all of the Series A preferred stock, common stock issued on exercise of the warrants, and/or the warrants, under certain circumstances, including:

•	on May 23, 2004, with respect to the Series A preferred stock;

•	upon a change of control, at a 15% premium to the purchase price, plus accrued dividends, with respect to the Series A preferred stock;

•	a 20% premium, if:

•	the selling stockholders are unable to sell common stock under the registration statement after the expiration of the time periods described in the registration rights agreement;

•	our stock is delisted or not quoted on an approved stock exchange or on the Nasdaq National Market or Small Cap Market for 5 consecutive trading days;

•	we do not have a sufficient number of shares of common stock authorized to satisfy our obligations in connection with the conversion of the Series A preferred stock or exercise of the warrants;

•	we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of the Series A preferred stock and the warrants; or

•	we are insolvent or take other actions, or allow actions to be taken, as part of a bankruptcy proceeding.

28

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

The perceived risk of dilution or any actual dilution occasioned by Series A preferred stock; the warrant or additional preferred stock may cause our stockholders to sell their shares, which would contribute to the downward movement in stock price of the common stock. In addition, the significant downward pressure on the trading price of the common stock could encourage investors to engage in short sales, which would further contribute to a downward pricing of the common stock.

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

Among our obligations that an acquirer might be forced to assume which would act as a deterrent are:

•	the price adjustment provisions, which could have an adverse effect on the market value of the acquirer’s outstanding securities;

•	the obligation to register the resale of the common stock issuable upon conversion of the Series A preferred stock and the warrants, which could result in the sale of a substantial number of shares in the market;

•	the obligation to pay dividends on the Series A preferred stock;

•	the obligation to redeem the Series A preferred stock, including redemption at a premium to the purchase price, on the occurrence of certain events or on May 23, 2004;

•	the obligation to pay the holders of Series A preferred stock the amount invested plus accrued dividends before any other stockholder receives any payment if we are liquidated; and

•	the obligation to seek the consent of the holders of the Series A preferred stock before we can take certain actions, including the issuance of securities that have senior or equal rights as the Series A preferred stock or incurring unsecured indebtedness for borrowed money, or take other actions with respect to the Series A preferred stock or securities that have fewer rights than the Series A preferred stock.

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

Item 2. Properties

Our executive offices are located in Brisbane, California, in an office building in which we lease approximately 20,000 square feet. The lease agreement terminates in May 2007, and we have an option to renew for a successive five-year period. We also lease approximately 20,000 square feet of laboratory space in South San Francisco under two lease agreements, which terminate in March 2004 and April 2006, respectively. We have an option to renew for a successive five-year period. We believe that our facilities are sufficient to support our operations for at least the next 18 months.

In Thailand, we lease office space at Mahidol University and at Taksin Hospital in Bangkok. We will lease this space through the duration of the Thai Phase III clinical trials.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings or claims.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock began trading publicly on The Nasdaq National Market® on June 30, 1999 under the symbol “VXGN.” The following table lists quarterly information on the price range of the common stock based on the high and low reported last sale prices for our common stock as reported on The Nasdaq National Market® for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

	High	Low
Fiscal 2001:
Fourth Quarter	$16.960	$ 9.050
Third Quarter	$19.000	$11.650
Second Quarter	$24.950	$18.890
First Quarter	$27.328	$15.750

Fiscal 2000:
Fourth Quarter	$32.375	$16.875
Third Quarter	$26.500	$19.500
Second Quarter	$25.563	$11.875
First Quarter	$21.250	$15.375

As of March 15, 2002, there were 371 holders of record of the common stock. On March 15, 2002, the last reported sale price on The Nasdaq National Market® for the common stock was $11.57 per share.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since inception. We currently intend to retain all of our cash and any future earnings to finance the growth and development of our business and therefore we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Use of Proceeds from Initial Public Offering

We completed our initial public offering in July 1999, at which time we issued and sold 3,565,000 shares of common stock for aggregate proceeds of $46,345,000. The effective date of the registration statement (Commission File No. 333-78065) was June 29, 1999. The offering was lead-managed by Prudential Securities and co-managed by Punk Ziegel & Company. Of the aggregate proceeds we received in our initial public offering, $4,386,000 was used to pay underwriting discounts and commissions and expenses related to the IPO, resulting in net proceeds to us of approximately $42,000,000. As of December 31, 2001, we had utilized approximately $35,600,000 of net proceeds of the offering for operating activities, capital expenditures, as well as for other general corporate purposes. We have invested the remainder of the net proceeds from the offering in investments such as high-quality corporate issues and government obligations.

Recent Sales of Unregistered Securities

On May 23, 2001, we raised $20 million through a private placement of 20,000 shares of our Series A Convertible Preferred Stock, and warrants to purchase shares of our common stock, to four accredited investors. The warrants are exercisable at any time prior to May 23, 2006 for an aggregate of 297,177 shares of our common stock, initially at an exercise price of $25.2375 per share. The number of shares issuable on exercise of the warrants, and the exercise price per share, are each subject to adjustment for stock dividends, stock splits, combinations and reclassifications. In addition, on May 23, 2002 the exercise price of the warrants is subject to downward adjustment to a price not less than $14.133 per share based on the average of the closing bid prices for our common stock during the 20 trading days prior to May 23, 2002. The number of shares issuable on exercise of the warrant will be increased in proportion to any decrease in the exercise price. The 20,000 shares of preferred stock are initially convertible at any time into approximately 861,382 shares of common stock based on a conversion price of $23.2185 per share. The conversion price applicable to the preferred stock is subject to downward adjustment for stock dividends, stock splits, combination, reclassifications and other corporate events. The exemption from registration relied upon for this transaction was Section 4(2). The shares of common stock issuable on conversion of the preferred stock and exercise of the warrants were subsequently registered for resale on Form S-3 (Commission File No. 333-63258).

On May 30, 2001, our stockholders approved our 2001 employee stock purchase plan and the issuance of up to 300,000 shares of our common stock under the plan. On September 28, 2001 we issued an aggregate of 4,985 shares of common stock under the plan to 48 employees at $10.63 per share. On December 31, 2001 we issued an aggregate of 4,990 shares of common stock under the plan to 46 employees at $9.86 per share. The exemption from registration relied upon for this transaction was Section 4(2). On March 26, 2002, we filed a registration statement on Form S-8 (Commission File No. 333-84922) to register the shares issuable under the plan.

On September 6, 2001, we issued a stock option to our CEO to purchase up to 400,000 shares of our common stock at an exercise price of $14.90 per share. The exemption from registration relied upon for this transaction was Section 4(2). On March 26, 2002, we filed a registration statement on Form S-8 (Commission File No. 333-84922) to register the shares issuable under the option.

Item 6. Selected Financial Data

This selected financial data should be read in conjunction with our financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31					Period from Inception (November 27, 1995) through December 31,
	2001	2000	1999	1998	1997	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Contract revenue	$ 895	$ 275	$ —	$ —	$ —	$ 1,170

Operating expenses:
Research and development	(16,701)	(18,513)	(18,003)	(6,831)	(3,146)	(64,880)
General and administrative	(11,823)	(17,465)	(7,479)	(3,345)	(800)	(41,310)

Loss from operations	(27,629)	(35,703)	(25,482)	(10,176)	(3,946)	(105,020)
Other income, net	3,255	3,900	2,148	1,013	886	11,174

Net Loss	$(24,374)	$(31,803)	$(23,334)	$(9,163)	$(3,060)	$(93,846)
Charges attributable to convertible
preferred stock	(2,484)	—	—	—	—	(2,484)

Net loss applicable to common
stockholders	$(26,858)	$(31,803)	$(23,334)	$(9,163)	$(3,060)	$(96,330)

Net loss per share applicable to
common stockholders — basic and
diluted	$ (1.90)	$ (2.33)	$ (2.44)	$ (1.48)	$ (0.60)

Weighted average shares
outstanding — basic and diluted	14,145	13,636	9,568	6,185	5,096

	At December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investment
securities	$48,410	$48,524	$70,534	$19,468	$23,880
Working capital	45,242	48,013	68,213	17,866	19,843
Total assets	53,372	56,797	75,225	21,472	24,301
Long-term obligations	22	367	89	—	—
Redeemable convertible preferred stock	15,845	—	—	—	—
Total stockholders’ equity	32,561	51,072	71,150	19,398	19,882
34

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In November 1995, VaxGen was formed to continue development of AIDSVAX. At that time, Genentech licensed to us the technology necessary for completing development and commercialization of AIDSVAX under the Genentech license agreement. Currently, Genentech owns approximately 11% of our outstanding common stock.

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

To date, we have generated $1,170,000 in revenue from grants from the National Institutes of Health (NIH) for research and development of HIV vaccines along with funds received through a collaborative agreement with BBI Biotech Research Laboratories, Inc., which is funded by the National Institute of Allergy and Infectious Diseases (NIAID), to obtain and store clinical specimens from our North American/European Phase III clinical trial. Under the agreement with BBI Biotech, we will receive a gross amount of approximately $1,730,000, as reimbursement of direct costs incurred and costs related to our clinical sites. We have recognized approximately $780,000 for the year ended December 31, 2001. We anticipate only modest revenues from other governmental agencies or other grants or from collaborations with other entities over the next three to four years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of December 31, 2001, we had a deficit accumulated during the development stage of $96,330,000. We anticipate incurring substantial losses over at least the next three to four years as we complete our clinical trials, apply for regulatory approvals, continue development of our vaccines and expand our operations.

The interim analysis of our North American/European trial was conducted in the fourth quarter of 2001. The Data and Safety Monitoring Board (DSMB) conducted an interim analysis of efficacy using data from the North American/European clinical trial and recommended that the study continue to its planned conclusion at the end of 2002. The DSMB could have recommended concluding the trial prematurely if the vaccine had proven effective ahead of schedule. We anticipate that the interim analysis for the Thai clinical trial will be conducted during the fourth quarter of 2002. If there is conclusive evidence indicating that the vaccine is efficacious, the DSMB could recommend that the trial be halted early and we would begin the process of applying for a license to market the vaccine. If the analysis from this trial were inconclusive, the DSMB would recommend that we continue the trial to its scheduled conclusion in 2003.

Critical Accounting Policies and Estimates

We currently believe that none of our accounting policies or estimates are critical. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become critical. You should understand that generally accepted accounting principles require our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statement, the actual amounts of these items could differ materially from those estimates. For example, we estimate the fair value of stock options and warrants issued to nonemployees using an option valuation method that considers market indicators.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

   Contract revenue

Contract revenue increased 225%, from $275,000 for the year ended December 31, 2000 to $895,000 for the year ended December 31, 2001. Contract revenue in 2001 primarily consisted of funds received as reimbursements under a collaborative agreement with BBI Biotech that is funded by NIAID. Research contract revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

   Research and development expenses

Research and development expenses decreased 10%, from $18,513,000 for the year ended December 31, 2000 to $16,701,000 for the year ended December 31, 2001. The decrease is due to a reduction of $788,000 in fees paid to Genentech for clinical material as a result of the trials winding down along with lower clinical site costs, laboratory supplies and fees paid to third parties associated with conducting the clinical trials.

   General and administrative expenses

General and administrative expenses decreased 32%, from $17,465,000 for the year ended December 31, 2000 to $11,823,000 for the year ended December 31, 2001. The decrease was primarily due to a $7,900,000 non-cash compensation charge in 2000 related to the issuance of common stock to three executives in connection with the achievement of a bonus provision in their employment contracts, offset by higher infrastructure costs along with an increase of approximately $1,000,000 in legal fees related to business development and the resolution of an employee matter.

   Other income, net

Other income, net, consisting primarily of interest income, decreased 17%, from $3,900,000 for the year ended December 31, 2000 to $3,255,000 for the year ended December 31, 2001. This was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

   Contract revenue

Contract revenue increased to $275,000 for the year ended December 31, 2000 from $0 in December 31, 1999. Contract revenue consisted of $200,000 received from NIH for a preparedness grant along with $75,000 received as reimbursements under another NIH grant. Research contract revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

   Research and development expenses

Research and development expenses increased 3% from $18,003,000 for the year ended December 31, 1999 to $18,513,000 for the year ended December 31, 2000. The increase in research and development expenses was due primarily to an increase of $1,531,000 in fees paid to Genentech for increased clinical material and research and development services provided offset by a reduction in recruiting costs for the two phase III clinical trials, since the North American/European trial was fully enrolled in October 1999 and the Thai trial was fully enrolled in August 2000.

   General and administrative expenses

General and administrative expenses increased 134%, from $7,479,000 for the year ended December 31, 1999 to $17,465,000 for the year ended December 31, 2000. The increase in general and administrative expenses was due primarily to non-cash compensation expense for the issuance of common stock to three executives in connection with the achievement of a bonus provision in their employment contracts along with modification of the terms of options in connection with the separation agreement of a former executive. Additional increases consisted of salaries and benefits associated with additional personnel hired to support the growing infrastructure, costs related to an executive’s separation agreement and higher legal expenses.

   Other income, net

Other income, net, consisting primarily of interest income, increased 82%, from $2,148,000 for the year ended December 31, 1999 to $3,900,000 for the year ended December 31, 2000. This was primarily attributable to higher average balances of cash, cash equivalents and investment securities, as a result of the initial public offering and a private placement of the Company’s common stock.

Liquidity and Capital Resources

Cash, cash equivalents and investment securities were $48,410,000 at December 31, 2001. We have financed our operations since inception primarily through capital provided by Genentech and sales of our common stock. Genentech has no obligation to provide future funding to the Company.

We completed our initial public offering in July 1999, in which we issued and sold 3,565,000 shares of common stock for aggregate proceeds to us in the amount of $46,345,000. Of the aggregate proceeds received in the offering, approximately $4,386,000 was used to pay underwriting discounts and commissions and expenses related to the offering, resulting in net proceeds to us of approximately $41,959,000. In early 1999, we received net proceeds of $5,273,000 from private placement financing activities, which were completed prior to our initial public offering.

In December 1999, we completed a private placement of common stock with Vulcan Ventures, Inc. The funds from the private placement help support our on-going operations along with our current clinical trials. This private placement has also enabled us to commence development of a formulation of AIDSVAX, that focuses on the predominant HIV type found in Africa, China, India and South America (subtype C). Currently, we have developed formulations of AIDSVAX, that focus on the predominant HIV type in North America, Europe, the Caribbean and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). The private placement consisted of approximately 2,174,000 shares of common stock, which resulted in proceeds, net of expenses, to us of approximately $24,100,000.

On May 23, 2001 we completed a preferred stock financing through which four investors paid us an aggregate of approximately $20,000,000 in consideration for 20,000 shares of our Series A Cumulative Convertible Preferred Stock at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. In the event that there is no earlier conversion, we must redeem the preferred stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds to us of approximately $18,300,000. The proceeds from the preferred stock financing will be used to prepare our HIV/AIDS vaccine, AIDSVAX, for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes.

In connection with the preferred stock financing, we issued warrants for the purchase of 297,177 shares of our common stock to our preferred stock investors. The warrants, which expire on May 23, 2006, have an initial exercise price of $25.2375 per share, subject to a one-time possible downward adjustment on May 23, 2002, but not below $14.133 per share.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through December 31, 2001, our gross investment in equipment and leasehold improvements was $5,103,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratory and the establishment of larger office facilities. Net cash used in operating activities for 2001 was $19,989,000 representing expenditures for research and development costs and general and administrative expenses.

In October 1999, we entered into collaboration with the federal Centers for Disease Control and Prevention (CDC) to support research at six of the 54 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX vaccine. The participating sites will continue to implement our Phase III protocol, as well as conduct epidemiological, social and behavioral research, which will be shared by the Company and the CDC. The sites will be compensated directly by the CDC for the clinical costs, which would have been incurred by the Company, and for conducting the additional research. The CDC has agreed to contribute approximately $8,000,000 to the participating sites over a four-year period.

In 2001, we finalized a collaborative agreement with BBI Biotech, which is being funded by the NIAID, an agency within the National Institutes of Health, to obtain and store clinical specimens from our North American/European Phase III clinical trial. The project is being funded under a contract, which NIAID awarded BBI Biotech for seven years. Under a subcontract with BBI Biotech, we will receive a gross amount of approximately $1,730,000 to support the establishment of the sample collection. We recognized approximately $780,000 for the year ended December 31, 2001. If AIDSVAX proves successful in our Phase III clinical trials, the samples will be used to determine if the vaccine induced a cellular immune response in the volunteers who received the active vaccine.

In 2001, we were awarded a grant from the NIH to continue the development of a vaccine designed to prevent infection by HIV subtype C, the most widespread form of the virus. The Small Business Innovation Research Fast Track grant provides up to $1,131,000 for the development program. We received approximately $35,000 for the year ended December 31, 2001. The NIH grant will allow us to create and conduct laboratory tests of a subtype C vaccine that could be used alone in Southern Africa and India, or it could be combined with a vaccine against the B and E subtypes for regions of the world, such as China, where all three subtypes are in circulation.

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, named Celltrion, which intends to raise up to approximately $120 million, consisting of up to approximately $90 million in cash and an in-kind investment of cell culture technology and production support valued at a minimum of $30 million, to build and operate a facility in Incheon, South Korea, to manufacture AIDSVAX. The joint venture also intends to fund construction of a smaller facility in the South San Francisco, California area to support licensure and commercial launch of AIDSVAX. We believe that both facilities, once constructed, will be used for commercial manufacture of AIDSVAX, if it proves safe and effective and is approved by the FDA.

We will provide mammalian cell culture technology and biologics production expertise to the joint venture, in exchange for an initial 52% interest in the joint venture. We currently are Celltrion’s single-largest shareholder. After three planned rounds of financing, our fully diluted ownership will be approximately 44%. The South Korean partners will provide the funding necessary to design and construct both facilities and to validate and operate the Incheon facility. We will provide the funding necessary to validate and operate the South San Francisco area facility.

Future payments due under lease obligations and other commitments as of December 31 are as follows:

	Non-Cancelable Operating Leases	Clinical Trial Expenses	Total
2002	$1,154,000	$6,900,000	$ 8,054,000
2003	1,174,000	1,350,000	2,524,000
2004	1,042,000	—	1,042,000
2005	1,015,000	—	1,015,000
2006	990,000	—	990,000
2007 and thereafter	350,000	—	350,000

Total	$5,725,000	$8,250,000	$13,975,000

38

We believe that our existing cash and cash equivalents and investment securities, together with investment income along with funds from other potential collaborative arrangements, will enable us to meet our forecasted expenditures through the anticipated completion of our North American/European Phase III clinical trial and into the second half of 2003. However, we may need to raise additional funds to complete the Thai Phase III clinical trial and we would need to raise additional funds to support the necessary manufacturing and development programs if we apply for regulatory approval of the vaccine.

We will also need to raise additional capital if the Phase III clinical trials are delayed or more costly than currently anticipated, or to continue operations if the Phase III clinical trials are not successful, or if commercialization is delayed for any other reason. Our future capital requirements are also dependent on several other factors, including:

•	the progress of other internal research and development projects;

•	the need for leasehold improvements to facilities and the purchase of additional capital equipment;

•	the ability to attract and negotiate business development opportunities; and

•	the timing of revenue, if any, from AIDSVAX.

We cannot assure you that we will be able to raise funds when needed, or that such funds will be available on satisfactory terms. We expect that our ability to raise additional capital will be adversely affected if AIDSVAX does not achieve clinical success.

At December 31, 2001, we had net operating loss carryforwards of approximately $92,564,000 to offset any future federal taxable income. If not utilized, the net operating loss carryforwards will begin to expire in 2010. We also had research and experimentation federal income tax credit carryforwards at December 31, 2001, of approximately $2,495,000.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS No. 142 will not have a significant impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. As the adoption of SFAS No. 144 is prospective we can not predict the impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2001 and 2000, our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U.S. Government, Federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At December 31, 2001, we held government debt instruments and corporate obligations in the principal amount of $39,700,000. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2001, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand’s currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. As of December 31, 2001, we have incurred $1,000 in foreign exchange gains.

Item 8. Financial statements and supplementary data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
VaxGen, Inc.:

     We have audited the accompanying balance sheets of VaxGen, Inc. (a development stage enterprise) as of December 31, 2001 and 2000, and the related statements of operations, cash flows, and stockholders’ equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2001 and the period from November 27, 1995 (inception) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VaxGen, Inc. (a development stage enterprise) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 and the period from November 27, 1995 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington
January 31, 2002, except as to note 12, which is as of February 25, 2002.

VaxGen, Inc. (A Development Stage Enterprise)

BALANCE SHEETS

ASSETS
	December 31, 2001	December 31, 2000

Current assets:
Cash and cash equivalents	$ 7,499,000	$ 5,426,000
Investment securities	40,911,000	43,098,000
Interest receivable	620,000	733,000
Prepaid expenses and other current assets	1,156,000	4,114,000

Total current assets	50,186,000	53,371,000

Property and equipment, net	2,987,000	3,202,000
Other assets	199,000	224,000

Total assets	$ 53,372,000	$ 56,797,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to Genentech	$ 2,250,000	$ 2,071,000
Accounts payable	557,000	315,000
Accrued liabilities	2,106,000	2,941,000
Current portion of long-term obligations	31,000	31,000

Total current liabilities	4,944,000	5,358,000

Long-term obligations	22,000	367,000

Redeemable convertible preferred stock, $0.01 par
value, 20,500 shares authorized:
Series A 6% cumulative, $0.01 par
value, 20,000 shares issued and outstanding at
December 31, 2001 (liquidation preference of $20,000,000 at December 31, 2001)	15,845,000	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares
authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares
authorized; 14,300,600 and 14,045,656 shares issued
and outstanding at December 31, 2001 and
December 31, 2000, respectively	143,000	140,000
Additional paid-in capital	128,387,000	121,717,000
Deferred stock compensation	(516,000)	(1,667,000)
Accumulated other comprehensive income (loss) -
unrealized gain on investment securities	877,000	354,000
Deficit accumulated during the development stage	(96,330,000)	(69,472,000)

Total stockholders’ equity	32,561,000	51,072,000

Total liabilities and stockholders’ equity	$ 53,372,000	$ 56,797,000

See accompanying notes to financial statements. 42

VaxGen, Inc. (A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	Year Ended December 31,			Period from Inception (November 27, 1995) through December 31,
	2001	2000	1999	2001

Revenue:
Contract revenue	$ 895,000	$ 275,000	$ —	$ 1,170,000

Operating expenses:
Research and development:
Genentech charges	2,422,000	3,210,000	1,679,000	11,778,000
Other	14,279,000	15,303,000	16,324,000	53,102,000

Total research and development	16,701,000	18,513,000	18,003,000	64,880,000

General and administrative expenses	11,823,000	17,465,000	7,479,000	41,310,000

Loss from operations	(27,629,000)	(35,703,000)	(25,482,000)	(105,020,000)

Other income (expense):
Investment income	3,274,000	3,922,000	2,148,000	11,262,000
Interest expense	(19,000)	(22,000)	—	(88,000)

Total other income, net	3,255,000	3,900,000	2,148,000	11,174,000

Net loss	(24,374,000)	(31,803,000)	(23,334,000)	(93,846,000)
Charges attributed to convertible
preferred stock:
Dividends	(740,000)	—	—	(740,000)
Accretion of redemption value	(1,010,000)	—	—	(1,010,000)
Beneficial conversion charge	(734,000)	—	—	(734,000)

Net loss applicable to common
stockholders	$(26,858,000)	$(31,803,000)	$(23,334,000)	$(96,330,000)

Basic and diluted loss per share
applicable to common stockholders	$ (1.90)	$ (2.33)	$ (2.44)

Weighted average shares used in
computing basic and diluted
loss per share	14,145,000	13,636,000	9,568,000

See accompanying notes to financial statements. 43

VaxGen, Inc. (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Period from Inception (November 27, 1995) through December 31,
	2001	2000	1999	2001
Cash flows from operating activities:
Net loss	$(24,374,000)	$(31,803,000)	$(23,334,000)	$(93,846,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	891,000	779,000	492,000	2,258,000
Amortization of premiums and
discounts on investment securities	(311,000)	296,000	(432,000)	(830,000)
Stock compensation expense	1,267,000	9,958,000	3,332,000	14,557,000
Note receivable allowance	487,000	—	—	487,000
Warrants issued to consultants	228,000	—	—	228,000
Changes in assets and liabilities:
Interest receivable	113,000	(219,000)	(402,000)	(620,000)
Prepaid expenses and other current
assets	2,065,000	(2,963,000)	(791,000)	(2,049,000)
Other assets	25,000	(55,000)	101,000	(88,000)
Payable to Genentech	179,000	1,254,000	557,000	2,250,000
Accounts payable, accrued liabilities
and other long-term obligations	(559,000)	430,000	1,324,000	3,009,000

Net cash used in operating activities	(19,989,000)	(22,323,000)	(19,153,000)	(74,644,000)

Cash flows from investing activities:
Purchase of investment securities	(25,060,000)	(23,335,000)	(62,555,000)	(165,507,000)
Proceeds form sale and maturities of
investment securities	28,081,000	34,891,000	20,998,000	126,303,000
Purchase of property and equipment	(676,000)	(1,124,000)	(1,949,000)	(5,098,000)
Long-term lease deposits	—	—	—	(120,000)

Net cash provided by (used in)
investing activities	2,345,000	10,432,000	(43,506,000)	(44,422,000)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	18,342,000	—	—	18,342,000
Payments under capital lease obligations	(33,000)	(34,000)	(18,000)	(85,000)
Stock issued to Genentech	—	—	—	1,025,000
Stock issued to other founders	—	—	—	20,000
Stock issued in private placements	—	—	30,547,000	65,164,000
Stock issued in initial public offering	—	—	46,345,000	46,345,000
Issuance costs of private placements	—	—	(1,196,000)	(4,208,000)
Issuance costs of initial public offering	—	—	(4,386,000)	(4,386,000)
Exercise of employee stock options	1,306,000	1,288,000	612,000	3,246,000
Employee stock purchase plan	102,000	—	—	102,000
Loans from Genentech	—	—	—	1,000,000

Net cash provided by financing activities	19,717,000	1,254,000	71,904,000	126,565,000

Increase (decrease) in cash and equivalents	2,073,000	(10,637,000)	9,245,000	7,499,000
Cash and cash equivalents at beginning of
period	5,426,000	16,063,000	6,818,000	—

Cash and cash equivalents at end of period	$ 7,499,000	$ 5,426,000	$ 16,063,000	$ 7,499,000

Supplemental schedule of non cash
investing and financing activities:
Dividends paid to redeemable convertible
preferred stockholders through the issuance of common stock	$ 740,000	$ —	$ —	$ 740,000
Accretion of redemption value of redeemable
convertible preferred stock	1,010,000	—	—	1,010,000
Recognition of beneficial conversion feature
of redeemable convertible preferred stock	734,000	—	—	734,000
Recognition of fair value of common stock
warrants issued with redeemable
convertible preferred stock	3,507,000	—	—	3,507,000
Equipment acquired through capital leases	—	—	138,000	138,000
Issuance of stock through conversion of
Genentech note payable	—	—	—	1,000,000
Note receivable partially settled by
severance obligation	406,000	—	—	406,000

See accompanying notes to financial statements. 44

VaxGen, Inc. (A Development Stage Enterprise) Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss

	Common Stock		Additional Paid-In	Deferred Stock	Accumulated Other Comprehensive	Deficit Accumulated During The Development	Total Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Stage	Equity (Deficit)
Balance at inception (November 27, 1995)	—	$ —	$ —	$ —	$ —	$ —	$ —
Net and total comprehensive loss for the period from inception to December 31, 1995	—	—	—	—	—	(30,000)	(30,000)

Balance at December 31, 1995	—	—	—	—	—	(30,000)	(30,000)
Shares issued at $0.02 per share from April through October 1996:
Genentech for technology	1,150,000	11,000	12,000	—	—	—	23,000
Other founders for cash	980,000	10,000	10,000	—	—	—	20,000
Net and total comprehensive loss	—	—	—	—	—	(2,082,000)	(2,082,000)

Balance at December 31, 1996	2,130,000	21,000	22,000	—	—	(2,112,000)	(2,069,000)
Sale of shares in private placement at $7.00 per share from March through June 1997 for cash, net of issuance costs of $2,248,000	3,607,047	36,000	22,965,000	—	—	—	23,001,000
Sale of shares to Genentech concurrent with private placement in March 1997 at $7.00 per share for cash	285,714	3,000	1,997,000	—	—	—	2,000,000
Genentech exercise of warrants at $0.02 per share in October 1997 for cash	86,640	1,000	1,000	—	—	—	2,000
Comprehensive loss:
Net loss	—	—	—	—	—	(3,060,000)	(3,060,000)
Net unrealized gain on investment securities	—	—	—	—	8,000	—	8,000

Total comprehensive loss	—	—	—	—	—	—	(3,052,000)

Balance at December 31, 1997	6,109,401	61,000	24,985,000	—	8,000	(5,172,000)	19,882,000
Exercise of employee stock options at $7.00 per share in June and July 1998 for cash	5,750	—	40,000	—	—	—	40,000
Sale of shares in private placement in December 1998 at $9.50 per share for cash, net of issuance costs of $764,000	986,097	10,000	8,594,000	—	—	—	8,604,000
Comprehensive loss:
Net loss	—	—	—	—	—	(9,163,000)	(9,163,000)
Net unrealized gain on investment securities	—	—	—	—	35,000	—	35,000

Total comprehensive loss	—	—	—	—	—	—	(9,128,000)

Balance at December 31, 1998	7,101,248	71,000	33,619,000	—	43,000	(14,335,000)	19,398,000
Sale of shares in private placement in January 1999 at $9.50 per share for cash, net of issuance costs of $274,000	583,913	6,000	5,267,000	—	—	—	5,273,000
Deferred compensation on options and warrants	—	—	5,557,000	(3,197,000)	—	—	2,360,000
Compensation expense from stock options	—	—	—	972,000	—	—	972,000
Sale of shares in initial public offering on June 30, 1999 at $13.00 per share for cash, net of issuance costs of $3,963,000	3,100,000	31,000	36,306,000	—	—	—	36,337,000
Sale of shares in over allotment on July 13, 1999 at $13.00 per share for cash, net of issuance costs of $423,000	465,000	5,000	5,617,000	—	—	—	5,622,000
Sale of shares in private placement in December 1999 at $11.50 per share for cash, net of issuance costs of $922,000	2,173,913	21,000	24,057,000	—	—	—	24,078,000
Exercise of employee stock options at $7.00 per share for cash	87,491	1,000	611,000	—	—	—	612,000
Comprehensive loss:
Net loss	—	—	—	—	—	(23,334,000)	(23,334,000)
Net unrealized loss on investment securities	—	—	—	—	(168,000)	—	(168,000)

Total comprehensive loss	—	—	—	—	—	—	(23,502,000)

Balance at December 31, 1999	13,511,565	135,000	111,034,000	(2,225,000)	(125,000)	(37,669,000)	71,150,000
Exercise of stock options and warrants at prices ranging from $7.00 to $17.69 for cash	208,334	2,000	1,286,000	—	—	—	1,288,000
Issuance of common stock at $24.25 per share in November 2000 in connection with success bonus	325,757	3,000	7,897,000	—	—	—	7,900,000
Deferred compensation on stock options, net	—	—	473,000	(528,000)	—	—	(55,000)
Compensation expense from stock options	—	—	1,027,000	1,086,000	—	—	2,113,000
Comprehensive loss:
Net loss	—	—	—	—	—	(31,803,000)	(31,803,000)
Net unrealized gain on investment securities	—	—	—	—	479,000	—	479,000

Total comprehensive loss	—	—	—	—	—	—	(31,324,000)

Balance at December 31, 2000	14,045,656	$ 140,000	$ 121,717,000	$(1,667,000)	$ 354,000	$(69,472,000)	$ 51,072,000
Exercise of stock options and warrants at prices ranging from $7.00 to $17.69 for cash	149,214	2,000	1,304,000	—	—	—	1,306,000
Recognition of fair value of common stock warrants issued with redeemable convertible preferred stock	—	—	3,507,000	—	—	—	3,507,000
Beneficial conversion feature of redeemable convertible preferred stock	—	—	734,000	—	—	(734,000)	—
Accretion of redemption value of redeemable convertible preferred stock	—	—	—	—	—	(1,010,000)	(1,010,000)
Issuance of common stock as a dividend payment associated with redeemable convertible preferred stock	65,253	1,000	739,000	—	—	(740,000)	—
Issuance of common stock in connection with 401(k) matching contribution	12,127	—	206,000	—	—	—	206,000
Issuance of common stock for Employee Stock Purchase Plan	9,975	—	102,000	—	—	—	102,000
Issuance of common stock in connection with employee’s separation agreement	18,375	—	347,000	—	—	—	347,000
Warrants issued to consultants	—	—	228,000	—	—	—	228,000
Deferred compensation on stock options, net	—	—	(497,000)	497,000	—	—	—
Compensation expense from stock options	—	—	—	654,000	—	—	654,000
Comprehensive loss:
Net loss	—	—	—	—	—	(24,374,000)	(24,374,000)
Net unrealized gain on investment securities	—	—	—	—	523,000	—	523,000

Total comprehensive loss	—	—	—	—	—	—	(23,851,000)

Balance at December 31, 2001	14,300,600	$ 143,000	$ 128,387,000	$ (516,000)	$ 877,000	$(96,330,000)	$ 32,561,000

See accompanying notes to financial statements. 45

VAXGEN, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Nature of Development Stage Activities

VaxGen, Inc. (the “Company”) is a development stage biotechnology company formed to develop a vaccine (AIDSVAX®) intended to prevent HIV. The Company was incorporated on November 27, 1995 and since that date its principal activities have included defining and conducting research programs, conducting human clinical trials, raising capital and recruiting scientific and management personnel.

The Company’s development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability of the Company’s products and processes. The Company is dependent on Genentech to provide certain research and development support and vaccine production (Note 4). In addition, the Company has only one product candidate, which has not yet obtained U.S. Food and Drug Administration approval. Successful future operations depend upon the Company’s ability to obtain approval for and commercialize AIDSVAX.

Cash Equivalents

All short-term investments with an original maturity at date of purchase of three months or less are considered to be cash equivalents. Cash equivalents consisting of commercial paper amounted to $7,254,000 and $5,180,000 at December 31, 2001 and 2000, respectively.

Investment Securities

Investment securities are classified as available-for-sale and carried at market value with unrealized gains and losses excluded from the statement of operations and reported as other comprehensive income. Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income, net.

Property and Equipment

Equipment, consisting of laboratory equipment, computers and other office equipment, is depreciated using the straight-line method over the assets’ estimated useful lives of three to ten years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease.

Revenue Recognition

Research contracts require the Company to perform research activities as specified in each respective contract on a best efforts basis, and the Company is reimbursed based on the fees stipulated in the respective contracts which approximates cost. The Company recognizes revenue based on completion of performance under the respective contracts as long as collection is considered probable.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and certain clinical trial activities are conducted by various third parties, including contract research organizations, which provide contractually defined administration and management services. The Company recognizes expense for these contracted activities as they are incurred.

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

Stock-Based Compensation

The Company accounts for its stock option plans for employees and non-employee members of the Board of Directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure only requirements of Statement of Financial Accounting Standards (SFAS) No. 123, which allows entities to continue to apply the provisions of APB 25 for transactions with employees, and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions. Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For SFAS No. 123 disclosure purposes, the Company recognizes compensation expense related to employee stock options on a straight-line basis.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss). For the Company, these include unrealized gains or losses on available-for-sale securities.

Loss Per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of 2,093,252 shares of common stock subject to outstanding stock options, 717,265 shares of common stock subject to outstanding warrants and 861,383 shares of common stock reserved for conversion of the Series A Preferred Stock are excluded from the diluted earnings per share calculation for the year ended December 31, 2001, 1,560,656 shares of common stock subject to outstanding stock options and 416,488 shares of common stock subject to outstanding warrants are excluded from the diluted earnings per share calculation for the period ended December 31, 2000, and 1,201,926 shares of common stock subject to outstanding stock options and 494,613 shares of common stock subject to outstanding warrants are excluded from the diluted earnings per share calculation for the period ended December 31, 1999 because the representative share increments would be antidilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2001 presentation.

Business Segments

The Company operates one business segment, the discovery and development of vaccines that immunize against HIV.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS No. 142 will not have a significant impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. As the adoption of SFAS No. 144 is prospective, the Company can not predict the impact on its financial statements.

2. Investment Securities

The following summarizes the Company’s investment securities at December 31:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Market Value
2001:
Government obligations	$11,098,000	$157,000	$(6,000)	$11,249,000
Corporate obligations	28,936,000	731,000	(5,000)	29,662,000

	$40,034,000	$888,000	$(11,000)	$40,911,000

2000:
Government obligations	$14,977,000	$116,000	$(1,000)	$15,092,000
Corporate obligations	27,767,000	242,000	(3,000)	28,006,000

	$42,744,000	$358,000	$(4,000)	$43,098,000

Amortized cost and market value of investment securities at December 31, 2001 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities	Cost	Value
Due in 1 year or less	$11,528,000	$11,721,000
Due between 1 year to 3 years	28,506,000	29,190,000

	$40,034,000	$40,911,000

Investment income, net, includes interest of $2,832,000, $3,909,000 and $2,178,000 earned on investments and realized gains (losses) of $442,000, $13,000 and ($30,000) realized upon the sale of investments for 2001, 2000 and 1999, respectively.

3. Property and Equipment

The following is a summary of property and equipment as of December 31:

	2001	2000
Furniture and equipment	$3,273,000	$2,615,000
Leasehold improvements	1,959,000	1,941,000

	5,232,000	4,556,000
Less accumulated depreciation and amortization	2,245,000	1,354,000

	$2,987,000	$3,202,000

49

4. Relationship with Genentech

The Company was founded in 1995 to develop and commercialize an HIV vaccine in partnership with Genentech. In 1996, in return for an equity interest (1,150,000 shares or 54% of the then outstanding and subscribed shares) in the Company, rights to maintain 25% ownership of the Company’s common stock (through common stock warrants), a seat on the Board of Directors and certain manufacturing and marketing rights to the vaccine, Genentech granted the Company an exclusive license to certain technology.

Genentech financed the formation of the Company by means of a $1,000,000 line of credit. Additionally, Genentech and the Company entered into an agreement whereby Genentech could convert the line of credit plus additional capital totaling $2,000,000 into shares of the Company’s common stock. The conversion was made concurrent with an initial private placement in March 1997. The conversion resulted in the issuance of 285,714 shares of common stock. Upon the final closing of the private placement, Genentech exercised its option to retain a 25% common stock ownership interest and thereby acquired an additional 86,640 shares of common stock for cash. At December 31, 1998, Genentech retained warrants for the exercise of additional common stock in the event of a second private placement in excess of $10 million or an Initial Public Offering (IPO). Such warrants were exercisable at the issue price per share of the additional capital raised and would allow Genentech to maintain its 25% ownership interest. The warrants expired unexercised at the completion of the Company’s 1998 private placement in January 1999. Genentech no longer has any rights to maintain its proportionate ownership position.

The license and supply agreement between the Company and Genentech, in part, defines the working relationship between the companies. Genentech has granted the Company an exclusive license to all patents and proprietary know-how that Genentech is free to license or sublicense related to the development of a vaccine to prevent HIV infection. Certain of the licensed technology is sublicensed or assigned to the Company under licenses from third parties to Genentech. The Company, as the exclusive licensee of Genentech, has assumed all of Genentech’s obligations under these third-party license agreements. Such obligations consist primarily of royalties on product sales. However, the vaccine in its current form does not incorporate any technology sublicensed or assigned to the Company for which there is an obligation under licenses from third parties. The initial term of the license agreement is 15 years from the commercial introduction date of a licensed product and will be determined on a country-by-country, product-by-product basis. In addition, upon entering the agreement, Genentech transferred to the Company 300,000 doses of the vaccine. Under the license and supply agreement, the Company is required to use due diligence in developing, seeking regulatory approval for, and marketing and commercializing the vaccine. Due diligence is defined in the agreement as meaning that the Company shall use the maximum effort consistent with prudent business and scientific judgment in developing, seeking regulatory approval for, marketing of and commercializing licensed products in the field of use.

In connection with reaching this goal, the Company is required to achieve the filing of the first market approval for a product with the FDA by May 2002. However, Genentech has informally agreed to extend this milestone until 2006, and the Company expects an amendment to the Genentech license agreement to be completed in the second quarter of 2002. If the Company fails to exercise due diligence, Genentech has the right to convert the exclusive license to a non-exclusive license, and may be entitled to terminate the license. Genentech may terminate the license and supply agreement if the Company fails to: (1) maintain a tangible net worth of at least $1,000,000; or (2) meet certain due diligence milestones within two years of the date originally set for such milestones.

As part of the license and supply agreement, Genentech has an option to manufacture the vaccine and a one-time option to be responsible for marketing the vaccine worldwide. Should Genentech exercise its marketing option, Genentech will pay a license fee to the Company equal to 33% of the Company’s developmental costs of the initial AIDSVAX product (including the Phase III clinical trials and regulatory submissions), as well as a percentage of ongoing profits on the sales of the vaccine. If Genentech does not elect its marketing option, it will receive a royalty on product sales; the royalty rate depends on whether Genentech elects to manufacture the vaccine being sold commercially.

The Company had a service agreement with Genentech whereby Genentech supplied research, process science and regulatory support to the Company. The contract expired on December 31, 2000, however, Genentech has continued to provide certain services to the Company.

Expenses incurred by the Company for 2001, 2000 and 1999 were $2,422,000, $3,210,000 and $1,679,000, respectively, under the contract. In excess of 95% of costs represent research and development expenses in each period and the remainder is general and administrative expenses.

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

5. Redeemable Convertible Preferred Stock Financing

The Company entered into a Securities Purchase Agreement dated as of May 23, 2001 with four investors, whereby the Company received approximately $20,000,000 in consideration for the sale of 20,000 shares of the Company’s Series A 6% Cumulative Convertible Preferred Stock (“Preferred Stock”) and the issuance of Common Stock Purchase Warrants described below. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds of approximately $18,300,000. These proceeds will be used to prepare the Company’s HIV/AIDS vaccine, AIDSVAX, for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes.

A summary of the significant terms of the Preferred Stock financing are as follows:

Conversion

Each share of Preferred Stock can be converted at the option of the holder at any time after issuance according to a conversion ratio, subject to adjustment for dilution or certain equity adjustments. The initial conversion ratio is determined by dividing the liquidation value ($1,000 per share plus accrued dividends) by the original conversion price of $23.2185 per share then multiplied by the number of shares to be converted. The Company may also force conversion of the Preferred Stock into common stock, if, at any time after May 23, 2002, the weighted average price of the Company’s stock for at least 20 out of 30 consecutive trading days equals or exceeds 175% of the conversion price (175% of $23.2185, or $40.63).

Redemption

In the event that there is no earlier conversion, the Company must redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. The Company may, within certain limits, pay up to 50% of such redemption price in shares of the Company’s common stock.

The Company accounts for the difference between the carrying amount of redeemable preferred stock and the redemption amount by increasing the carrying amount for periodic accretion, so that the carrying amount will equal the redemption amount at the scheduled redemption date. The accretion of the redemption value of the Preferred Stock for 2001 was $1,010,000.

Dividends

Each share of Preferred Stock is entitled to receive annual dividends of 6% payable on June 30 and December 31, beginning on December 31, 2001. If not paid within five days of either such date, the dividend will accumulate and compound. Payment may be made in cash or in shares of common stock at the Company’s option. Each share of Preferred Stock is entitled to a dividend of $37.00 per preferred share. Payment on December 31, 2001 was made in 65,253 shares of common stock. Net loss applicable to common stockholders for the year ended December 31, 2001 includes a non-cash charge of $740,000 for Preferred Stock dividends.

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

Common Stock Purchase Warrants

In connection with the Preferred Stock financing, the Company issued Common Stock Purchase Warrants (“Warrants”) for the purchase of 297,177 shares of common stock to the Preferred Stock investors. The warrants, which expire on May 23, 2006, have an exercise price of $25.2375 per share. However, effective as of May 23, 2002, the exercise price shall be automatically adjusted to a price equal to the lesser of (a) the original exercise price of $25.2375 and (b) the average of the closing bid prices for the Company’s common stock on The Nasdaq Stock Market® during the twenty consecutive trading days immediately preceding May 23, 2002, provided that the exercise price shall not be adjusted to an amount less than $14.133.

The Company has valued the warrants at $11.80 per share resulting in a total value of approximately $3,500,000. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to additional paid-in-capital. The charge is being amortized over three years, and accordingly net loss to common stockholders for the year ended December 31, 2001 reflects a non-cash charge of approximately $682,000. The fair value of the warrants was calculated using the Black-Scholes method.

Effect of Beneficial Conversion Feature

The Company’s Preferred Stock was issued with a beneficial conversion feature, which was valued at $734,000. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as an in-substance dividend to the preferred stockholders, which increases the net loss applicable to common stockholders.

6. Initial Public and Private Placement Stock Offerings

In 1997, the Company completed a private placement sale of 3,607,047 shares of its common stock at a price of $7.00 per share resulting in proceeds of $23,001,000, net of issuance costs of $2,248,000. A total of 149,270 shares in this private placement were sold to related parties. In conjunction with the 1997 private placement and under agreements with the Company, Genentech converted a $1,000,000 line of credit with the Company and invested an additional $1,000,000 in the Company in return for 285,714 shares of the Company’s common stock. Additionally, in October 1997, Genentech exercised its option to maintain a 25% ownership interest in the Company (note 4), which resulted in the issuance of 86,640 shares of the Company’s common stock.

In 1998, the Company initiated a private placement sale of its common stock at a price of $9.50 per share. The first closing and issuance of common shares in the private placement was completed in December 1998 and resulted in the sale of 986,097 shares of the Company’s common stock and proceeds of $8,604,000, net of issuance costs of $764,000. A total of 33,629 shares in the first closing were sold to related parties. The final closing and issuance of 583,913 shares of common stock for proceeds of $5,273,000, net of issuance costs of $274,000, occurred in January 1999. A total of 2,000 shares were sold to related parties in the final closing.

The Company completed its initial public offering (the “IPO”) in July 1999, in which it issued and sold 3,565,000 shares of common stock for aggregate proceeds to the Company of $46,400,000. Of the aggregate proceeds received in the IPO, $4,400,000 was used to pay underwriting discounts and commissions and expenses related to the IPO, resulting in net proceeds of approximately $42,000,000.

In 1999, the Company completed a private placement of common stock with Vulcan Ventures, Inc. The issuance of the common shares in the private placement was completed in December 1999 and resulted in the sale of 2,173,913 shares of the Company’s common stock and proceeds of approximately $24,000,000, net of issuance costs.

7. Employee Benefit Plans

(a) Company 401(k) Plan

The VaxGen 401(k) Retirement Plan (the “401(k) Plan”) covers substantially all full-time employees of the Company. Under the 401(k) Plan, the Company, at its discretion, can match employee contributions with Company common stock. A total of 100,000 shares of Company common stock have been reserved for issuance under the 401(k) Plan. In 2001, 12,127 shares were issued under the 401(k) Plan representing expense of $206,000. No company match was made in 2000 and 1999.

(b) Company Employee Stock Purchase Plan

In May 2001, the stockholders of the Company approved the VaxGen 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”). A total of 300,000 shares of Company common stock have been reserved for issuance under the 2001 Purchase Plan. All full-time employees are eligible to participate in the 2001 Purchase Plan. The 2001 Purchase Plan will be implemented by a series of offerings of approximately 24-months in duration. The initial offering will commence on July 2, 2001, and end on June 30, 2003. An additional offering will commence on the first business day of each subsequent calendar quarter of each year during the term of the 2001 Purchase Plan and end on the last business day of the second December, March, June and September, respectively, occurring thereafter. Within each offering, there will be a series of eight quarterly “purchase periods” commencing on the first business day of each July, October, January and April during the offering and ending on the last business day of the next September, December, March and June, respectively, occurring thereafter. The purchase price for shares of common stock purchased at the end of a purchase period in an offering will be the lesser of 85% of the market price of the common stock on the commencement date of the offering, or 85% of the market price of the common stock on the last business day of the purchase period. During any one calendar year, the maximum value of the common stock that may be purchased by a participant is $25,000. In 2001, 9,975 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $10.23. The 15% discount from the market price is considered compensation for SFAS No. 123 disclosure purposes only and is included in the SFAS No. 123 disclosure in note 8(a).

8. Stock Options and Warrants

(a) Stock Option Plans

   1996 Stock Option Plan

In May 2000, the stockholders of the Company approved an increase in the number of shares of common stock authorized for issuance under the Company’s 1996 Stock Option Plan (the Plan) to a total of 3,250,000 shares. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the compensation committee of the Board of Directors. At December 31, 2001, 1,186,680 shares were available for grant under the Plan.

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

   1998 Director Stock Option Plan

In 1998, the Board of Directors approved the 1998 Director Stock Option Plan (the Director Plan) for non-employee directors. Under the Director Plan, 37,500 shares of common stock are reserved for grant. As of December 31, 2001, non-employee directors have been granted options to purchase 18,962 shares of the Company’s common stock at exercise prices ranging from $7.00 per share to $20.85 per share. Such options vested immediately. Under the Director Plan, options will automatically be granted to non-employee directors on the date of the annual shareholders’ meeting. The exercise price of each annual option grant is to be the fair market value of the Company’s common stock on the grant date. Each annual option grant fully vests on the first anniversary of its grant date, subject to certain meeting attendance requirements. At December 31, 2001, 18,538 shares were available for grant under the Director Plan.

The following is a summary of the Company’s stock option activity, and related information for the periods ended December 31, 2001, 2000 and 1999:

	2001		2000		1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Balance at	1,560,656	$12.51	1,201,926	$ 9.27	441,071	$7.00
beginning of
year

Granted	1,047,267	17.98	550,562	18.44	1,041,184	9.65

Exercised	(144,252)	9.06	(151,528)	8.50	(87,491)	7.00

Canceled	(370,419)	14.61	(40,304)	12.00	(192,838)	7.15

Balance at end
of year	2,093,252	15.06	1,560,656	12.51	1,201,926	9.27

Options
exercisable at
year end	998,804	13.70	591,407	9.80	238,062	7.80

Weighted-average
grant date
fair value of
options granted
during the year		$11.80		$11.97		$4.86

The weighted average remaining contractual life of stock options outstanding at December 31, 2001 is 7.9 years.

The fair value of each option grant is estimated on the date of grant using the following assumptions for grants in 2001, 2000 and 1999: expected dividend yield of 0%; expected volatility of 87% in 2001, 95% in 2000, 116% for the period during 1999 subsequent to the initial public offering (June 30, 1999) and 0% for the periods prior to the initial public offering; risk-free interest rate of 4.80%, 6.00% and 6.75%; and expected lives of four years.

Had compensation cost pursuant to the stock option plans and employee stock purchase plan been determined consistent with FAS 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

Year ended December 31,
	2001	2000	1999
Net loss applicable to common stockholders—as reported	$ (26,858,000)	$ (31,803,000)	$ (23,334,000)
Net loss applicable to common stockholders—pro forma	$ (31,460,000)	$ (34,215,000)	$ (24,237,000)
Loss per share— basic and diluted, as reported	$ (1.90)	$ (2.33)	$ (2.44)
Loss per share— basic and diluted, pro forma	$ (2.22)	$ (2.51)	$ (2.53)

During 1998, the Board of Directors approved for grant options to purchase 174,925 shares of the Company’s common stock at an exercise price of $7.00 per share and 302,900 shares at an exercise price of $9.50 per share. However, since the grant of such options would have caused the number of shares outstanding to exceed the number of shares reserved for grant under the Plan, the Company’s stockholders had to approve an increase in the number of shares reserved for grant under the Plan. On April 1, 1999, the stockholders of the Company approved an increase in the number of shares reserved for grant under the Plan to 1,750,000 shares. This represents the measurement date for previously granted but unapproved options. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to compensation expense of $556,000, $998,000 and $972,000 for the portion of the vesting period lapsed during the years ended December 31, 2001, 2000 and 1999, respectively. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options.

(b) Common Stock Warrants

In connection with the Company’s 1997 private placement, certain consultants were issued warrants to purchase 218,947 shares of the Company’s common stock exercisable at $7.00 per share through June 2007. As of December 31, 2001, 59,017 warrants have been exercised resulting in the issuance of 44,027 shares.

The Company similarly agreed to issue warrants to purchase 90,883 shares of the Company’s common stock exercisable at $9.50 per share to certain consultants in connection with the Company’s 1998 private placement. Such warrants were earned in December 1998 and January 1999. The warrants are exercisable through 2009. As of December 31, 2001, 11,421 warrants have been exercised resulting in the issuance of 6,137 shares.

During the second quarter of 1999, in connection with the resolution of an employment matter, the Company issued warrants to purchase 150,000 shares of the Company’s common stock exercisable at $7.00 per share. As a result of the warrant issuance, the Company recorded compensation expense of approximately $2,000,000. As of December 31, 2001, 10,000 warrants have been exercised resulting in the issuance of 7,760 shares.

In 1999, the Company agreed to issue warrants to purchase 34.783 shares of the Company’s common stock exercisable at $11.50 per share to certain consultants in connection with the Company’s 1999 private placement with Vulcan Ventures, Inc. The warrants are exercisable through 2009. As of December 31, 2001, 6,087 warrants have been exercised resulting in the issuance of 3,842 shares.

In 2001, the Company agreed to issue warrants to purchase 12,000 shares of the Company’s common stock exercisable at $20.25 per share to a legal consultant. As a result of the warrant issuance, the Company recorded legal expense of $228,000. The warrants are exercisable through 2011. As of December 31, 2001, none of the warrants have been exercised.

9. Income Taxes

The Company has reported no income tax benefits due to limitations on the recognition of deferred tax assets for financial reporting purposes.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows:

	December 31
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$ 31,472,000	$ 22,513,000
Equity compensation	1,953,000	1,522,000
Research and experimentation credit carryforwards	2,495,000	1,263,000
Other	371,000	378,000

Total gross deferred tax assets	36,291,000	25,676,000
Less valuation allowance	36,291,000	25,676,000

Net deferred tax assets	$ —	$ —

Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not the entire deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on all gross deferred tax assets.

The increases in the valuation allowance for deferred tax assets of $10,615,000, $10,242,000 and $10,186,000 in 2001, 2000 and 1999, respectively, are primarily attributable to increases in net operating loss and tax credit carryforwards.

At December 31, 2001 the Company had net operating loss carryforwards of approximately $92,564,000 and research and experimentation credit carryforwards of approximately $2,495,000 which are available to offset future Federal taxable income and income taxes, respectively, if any, and expire beginning in 2010.

10. Commitments

(a) Leases

The Company leases office facilities under noncancelable operating leases, which expire from 2002 to 2007, along with a sublease agreement under which the Company acts as a sublessor.

In August 1998, the Company commenced a lease for office space at Mahidol University in Bangkok, Thailand, ending at the conclusion of Phase III clinical trials in Thailand. The lease requires monthly payments of $2,000. Additionally, the Company began renovation of project office space at Taksin Hospital, also in Bangkok. The Company was required to pay up to $100,000 for renovations, for which the Company will receive use of the facility for a five-year term at no additional cost. As of December 31, 2001, the Company had fulfilled its obligation related to the renovations.

The Company entered into an 88-month laboratory lease commencing January 1, 1999, which requires the Company to expend a minimum of $500,000 in leasehold improvements, in addition to its scheduled lease payments. As of December 31, 2001, the Company had fulfilled its obligation related to the leasehold improvements.

Minimum annual payments under noncancelable operating leases, are as follows:

2002	$ 1,154,000
2003	1,174,000
2004	1,042,000
2005	1,015,000
2006	990,000
Thereafter	350,000

Rent expense for 2001, 2000 and 1999 was $1,274,000 and $1,198,000 and $901,000, respectively.

(b) Clinical Trials

In connection with Phase III clinical trials, the Company has contracted for the services of 59 medical clinics in North America and Europe and 17 medical clinics in Thailand associated with the Bangkok Metropolitan Administration. The clinics will provide the location, clinicians, oversight, and volunteers for the three-year testing of the Company’s vaccine. Payment will be made over the period based on the number of volunteers vaccinated, the number of return visits and the subsequent testing and follow-up of these volunteers. Total commitments are estimated to aggregate approximately $27,450,000, of which the Company had paid approximately $4,600,000, $5,000,000 and $6,700,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Estimated future payments are as follows:

2002	$6,900,000
2003	1,350,000

11. Non-cash Compensation Expense

Non-cash compensation expense for 2001, 2000 and 1999 was $1,267,000, $9,958,000 and $3,332,000, respectively.

Employment contracts with three members of management provided for the issuance of an aggregate of 325,757 shares of the Company’s common stock to these individuals if the public market valuation of a share of the Company’s common stock, as computed on a 30-day trailing average of the closing price of the Company’s common stock over such period as reported by The NASDAQ Stock Market(R), is equal to or greater than $28.00 per share. In November 2000, the average price of $28.00 was achieved and accordingly, the 325,757 shares of common stock were issued to the three members of management. The Company recorded an immediate non-cash compensation charge to expense equal to the per share value of the common stock issued. The per share value of the stock upon issuance was $24.25 with a charge to expense equaling $7,900,000. The Company granted three 6-month loans aggregating $2,619,000 to three members of management. The loans are related to payroll taxes paid by the Company on behalf of the officers in connection with compensation incurred as a result of shares issued to the officers. Interest accrues on a monthly basis at a rate of 6% per annum beginning January 2001. The loans are to be paid by a lump-sum payment in June 2001, although there is an extension provision in the loan agreements. Two of the loans are secured by the common stock of the Company owned by the respective officers. The two secured loans were paid in full in June 2001, while the remaining loan is in default and is outstanding in the amount of $487,000. The Company has recorded an allowance on the loan in the amount of $487,000 as of December 31, 2001.

In December 2000, the Company recorded a $1,800,000 charge for costs related to the resignation of the Company’s chairman and chief executive officer. Costs included cash payments totaling $650,000 and a non-cash compensation charge of $1,150,000 related to acceleration of stock options.

12. Subsequent Event

In February 2002, the Company and a group of South Korean investors announced the formation of a joint venture, which intends to raise up to approximately $120 million, consisting of up to approximately $90 million in cash and an in-kind investment of cell culture technology and production support valued at a minimum of $30 million, to build and operate a facility in Incheon, South Korea, to manufacture AIDSVAX. The joint venture also intends to fund construction of a smaller facility in the U.S. to support licensure and commercial launch of AIDSVAX. We believe that both facilities, once constructed will be used for commercial manufacture of AIDSVAX, if it proves safe and effective and is licensed by the U.S. Food and Drug Administration. The South Korean investors participating in the joint venture, known as Celltrion Inc., are Nexol Corp., Nexol Biotech Co. Ltd., Korea Tobacco & Ginseng Corp., and J. Stephen & Co. Ventures Ltd.

The Company will provide mammalian cell culture technology and biologics production expertise to Celltrion in exchange for an initial 52% interest in the joint venture. After three planned rounds of financing, our fully diluted ownership will be approximately 44%. The South Korean partners will provide the funding we believe necessary to design and construct both facilities and to validate and operate the Incheon facility. The Company will provide the funding necessary to validate and operate the South San Francisco area facility. The Incheon facility will be built on approximately 26 acres of land sold to Celltrion by the city of Incheon at a discount to prevailing market rates.

In its first phase of development, expected to be completed by 2005, we believe the Incheon facility will be capable of producing up to 200 million doses of AIDSVAX annually. The smaller facility in the South San Francisco area could produce up to 10 million doses of the AIDS vaccine annually and may also be used to develop other pharmaceutical products when it is licensed and operational, which the Company believes will occur in 2004. Celltrion expects to complete construction of the smaller facility by the middle of 2003 and the Incheon facility by the end of 2004. Additional time will be required to validate and license each facility. If AIDSVAX proves to be safe and effective, the Company intends to use the South San Francisco area facility to validate its manufacturing process, which would be a key component of its subsequent regulatory submission to the FDA. This facility, which will be located near the Company’s research and development facility, is expected to be used for commercial manufacturing of AIDSVAX at least through commissioning of the Incheon facility.

13. Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$ 75,000	$ 346,000	$ —	$ 474,000

Net loss	$(5,931,000)	$(5,854,000)	$(6,192,000)	$(6,397,000)

Net loss applicable to
common stockholders	$(5,931,000)	$(6,857,000)	$(6,922,000)	$(7,148,000)

Net loss per share
applicable to common
stockholders - basic and
diluted	$ (0.42)	$ (0.49)	$ (0.49)	$ (0.50)

Weighted average shares
used in computing basic
and diluted loss per share	14,061,000	14,100,000	14,184,000	14,226,000

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$ —	$ —	$ 200,000	$ 75,000

Net loss	$(4,616,000)	$(5,570,000)	$(6,257,000)	$(15,360,000)

Basic and diluted loss per
share	$ (0.34)	$ (0.41)	$ (0.46)	$ (1.11)

Weighted average shares
used in computing basic
and diluted loss per share	13,540,000	13,564,000	13,605,000	13,833,000

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None. 60

PART III

Item 10. Directors and Executive officers of the Registrant

The information called for by Item 10 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the 2001 fiscal year.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2001 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2001 fiscal year.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2001 fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

Page
VaxGen, Inc.
Independent Auditors’ Report	41
Balance Sheets - December 31, 2001 and 2000	42
Statements of Operations - Years ended December 31, 2001, 2000, 1999 and
Period from Inception (November 27, 1995) through December 31, 2001	43
Statements of Cash Flows - Years ended December 31, 2001, 2000, 1999 and
Period from Inception (November 27, 1995) through December 31, 2001	44
Statements of Stockholders' Equity (Deficit) and Comprehensive Loss -
Years ended December 31, 2001, 2000, 1999, 1998, 1997, 1996 and Period from Inception
(November 27, 1995) through December 31, 1995	45

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the financial statements and notes thereto.

61

(a)(3) Exhibits

		Incorporated by Reference

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

4.1	Amended and Restated Certificate of Incorporation	S-8	333-84922	3-26-02	4.1

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock	S-8	333-84922	3-26-02	4.2

4.3	Amendment to the Amended and Restated Certificate of Incorporation	S-8	333-84922	3-26-02	4.3

4.4	Amended and Restated Bylaws	S-1	333-78065	6-11-99	3.2

4.5	Securities Purchase Agreement by and among Registrant and Certain Stockholders	8-K	000-26483	5-24-01	10.1

4.6	Registrant Rights Agreement by and among Registrant and Certain Stockholders	8-K	000-26483	5-24-01	10.2

4.7	Form of Common Stock Purchase Warrant	8-K	000-26483	5-24-01	4.1

4.8	Specimen Stock Certificate for Common Stock of Registrant	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997	S-1	333-78065	5-7-99	10.1

10.2	1996 Registration Rights Agreement between VaxGen and certain stockholders	S-1	333-78065	5-7-99	10.2

10.3	1998 Registration Rights Agreement between VaxGen and certain stockholders	S-1	333-78065	5-7-99	10.3

10.4	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan	S-8	333-85391	8-17-99	99.1

10.5	1998 Director Stock Option Plan	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant	S-1	333-78065	5-7-99	10.7

10.9	Amended and Restated Employment Agreement between VaxGen and Phillip W. Berman	S-8	333-85391	8-17-99	99.5

10.10	Employment Agreement between VaxGen and Carter A. Lee, dated as of April 1, 1999	S-1	333-78065	5-7-99	10.13

10.11	License and Supply Agreement with Genentech, dated as of May 1, 1996	S-1	333-78065	5-7-99	10.14

10.12	Letter of Intent for Supply Development Agreement between VaxGen and Pasteur Merieux Serums et Vaccins (Pasteur Merieux Connaught), dated April 10, 1998	S-1	333-78065	5-7-99	10.16

10.12.1	Amendment to Letter of Intent for Supply Development Agreement between VaxGen and Pasteur Merieux Serums et Vaccins (Pasteur Merieux Connaught), dated May 3, 1999	S-1	333-78065	5-7-99	10.16.1

10.13	Form of trial clinic agreement	S-1	333-78065	5-7-99	10.17

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998	S-1	333-78065	5-7-99	10.18

62

10.15	Lease Agreement between VaxGen and Spieker Properties, L.P., dated May 20, 1998	S-1	333-78065	5-7-99	10.19

10.16	Common Stock Purchase Agreement between VaxGen and Vulcan Ventures, Inc., dated October 15, 1999	10-K	000-26483	3-30-00	10.20

10.17	Loan and Security Agreement, Promissory Note and Account Control Agreement entered into between Donald P. Francis and VaxGen, Inc. dated as of December 20, 2000	10-K	000-26483	3-30-01	10.22

10.18	Loan and Security Agreement, Promissory Note and Account Control Agreement entered into between Phillip W. Berman and VaxGen, Inc. dated as of December 20, 2000	10-K	000-26483	3-30-01	10.24

10.19	Employment Agreement between VaxGen and William Heyward, dated as of January 3, 2000	10-K	000-26483	3-30-01	10.25

10.20	Employment Agreement between VaxGen and George T. Baxter, dated as of September 5, 2000	10-K	000-26483	3-30-01	10.26

10.21	Subcontract Agreement entered into between BBI Biotech Research Laboratories, Inc. and VaxGen, Inc. dated as of March 23, 2001.	10-Q	000-26483	5-03-01	10.27

10.22	Employment Agreement between VaxGen and Lance K. Gordon, dated as of September 6, 2001	10-Q	000-26483	11-01-01	10.28

10.23	Employment Agreement between VaxGen and Lance Ignon, dated as of September 25, 2001	10-Q	000-26483	11-01-01	10.29

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002					X

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002					X

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002					X

10.27	Employment Agreement between VaxGen and Donald P. Francis, dated as of October 2, 2001					X

10.28	Employment Agreement between VaxGen and Marc Gurwith, dated as of October 28, 2001					X

10.29	Sublease Agreement between VaxGen and TSI Communications, dated as of September 21, 2001					X

10.30	Stock Option Agreement between VaxGen and Lance K. Gordon, dated September 6, 2001					X

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002					X

23.1	Consent of KPMG LLP					X

63

(a)	Reports on Form 8-K:

A current report on Form 8-K dated October 30, 2001 was filed with the Securities and Exchange Commission, reporting under Item 5 announcing that the Company’s AIDS vaccine cleared its sixth safety review with the Data and Safety Monitoring Board (the “DSMB”) and that the DSMB recommended that the North American/European study continue to its planned conclusion at the end of 2002.

A current report on Form 8-K dated November 8, 2001 was filed with the Securities and Exchange Commission, reporting under Item 5 announcing that the Company was awarded a second NIH grant for development of a vaccine designed to prevent infection by HIV subtype C, the most widespread form of the virus and is the most common subtype found in Southern Africa, India and China.

A current report on Form 8-K dated November 16, 2001 was filed with the Securities and Exchange Commission, reporting under Item 5 announcing that David W. Beier has joined the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VaxGen, Inc. (Registrant) By: /s/ Carter A. Lee —————————————— Carter A. Lee Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Lance K. Gordon —————————— Lance K. Gordon Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
By:/s/ Carter A. Lee —————————— Carter A. Lee Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)	March 29, 2002
/s/ Donald P. Francis —————————— Donald P. Francis President and Director	March 29, 2002
/s/ Phillip W. Berman —————————— Phillip W. Berman Senior Vice President, Research and Development, Director	March 29, 2002
/s/ David W. Beier —————————— David W. Beier Director	March 29, 2002
/s/ Randall L-W. Caudill —————————— Randall L-W. Caudill Director	March 30, 2002
—————————— Stephen C. Francis Director	March __, 2002
/s/ Ruth B. Kunath —————————— Ruth B. Kunath Director	March 29, 2002
—————————— William D. Young Director	March __, 2002
65

EXHIBIT INDEX (A)

Exhibit Number	Description

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002

10.27	Employment Agreement between VaxGen and Donald P. Francis, dated as of October 2, 2001

10.28	Employment Agreement between VaxGen and Marc Gurwith, dated as of October 28, 2001

10.29	Sublease Agreement between VaxGen and TSI Communications, dated as of September 21, 2001

10.30	Stock Option Agreement between VaxGen and Lance K. Gordon, dated September 6, 2001

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002

23.1	Consent of KPMG LLP
(A) Exhibits incorporated by reference are listed in Item 14(a)3 of this Report. 66