Form 10-Q
period 2002-03-31
VAXGEN INC
filed 2002-05-15
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The issuer has one class of common stock with 14,343,731 shares outstanding as of April 30, 2002.

                                  VaxGen, Inc.

                                    Form 10-Q

                      For the Quarter Ended March 31, 2002

                                Table of Contents

Part I. Financial Information                                               Page

Item 1  Financial Statements:
        Condensed Balance Sheets ..........................................  1
        Condensed Statements of Operations ................................  2
        Condensed Statements of Cash Flows ................................  3
        Notes to Condensed Financial Statements ...........................  4

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations:
        Overview ..........................................................  8
        Results of Operations .............................................  9
        Liquidity and Capital Resources ................................... 10
        Risk Factors ...................................................... 12

Item 3  Quantitative and Qualitative Disclosure about Market Risk ......... 20

Part II. Other Information

Item 5  Other Information ................................................. 21
Item 6  Exhibits and Reports on Form 8-K .................................. 21
        Signature ......................................................... 22

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                       March 31,      December 31,
                                                                         2002             2001
                                                                     -------------    -------------
Current assets:
Cash and cash equivalents                                            $   2,542,000    $   7,499,000
Investment securities                                                   39,360,000       40,911,000
Interest receivable                                                        488,000          620,000
Prepaid expenses and other current assets                                1,322,000        1,156,000
                                                                     -------------    -------------
Total current assets                                                    43,712,000       50,186,000

Property and equipment, net                                              2,968,000        2,987,000
Other assets                                                               199,000          199,000
                                                                     -------------    -------------
Total assets                                                         $  46,879,000    $  53,372,000
                                                                     =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Payable to Genentech                                                 $   2,850,000    $   2,250,000
Accounts payable                                                           167,000          557,000
Accrued liabilities                                                      2,461,000        2,106,000
Dividends payable                                                          300,000               --
Current portion of long-term obligations                                    31,000           31,000
                                                                     -------------    -------------
Total current liabilities                                                5,809,000        4,944,000

Long-term obligations                                                       13,000           22,000

Redeemable convertible preferred stock, $0.01 par
value, 20,500 shares authorized:
   Series A 6% cumulative, $0.01 par
   value, 20,000 shares issued and outstanding at
   March 31, 2002 and December 31, 2001 (liquidation
   preference of $20,000,000 at March 31, 2002)                         16,279,000       15,845,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 19,979,500 shares
   authorized; none issued or outstanding                                       --               --
Common stock, $0.01 par value, 40,000,000 shares
   authorized; 14,331,713 and 14,300,600 shares issued
   and outstanding at March 31, 2002 and
   December 31, 2001, respectively                                         143,000          143,000
Additional paid-in capital                                             128,627,000      128,387,000
Deferred stock compensation                                               (381,000)        (516,000)
Accumulated other comprehensive income
   unrealized gain on investment securities                                418,000          877,000
Deficit accumulated during the development stage                      (104,029,000)     (96,330,000)
                                                                     -------------    -------------
Total stockholders' equity                                              24,778,000       32,561,000
                                                                     -------------    -------------
Total liabilities and stockholders' equity                           $  46,879,000    $  53,372,000
                                                                     =============    =============

           See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Period
                                                                            from
                                                                          Inception
                                                                        (November 27,
                                                                            1995)
                                      For the quarter ended March 31,      through
                                      -------------------------------      March 31,
                                           2002             2001             2002
                                      -------------    --------------   -------------
Revenue:
Contract revenue                      $      18,000    $      75,000    $   1,188,000

Operating expenses:
Research and development:
Genentech charges                           606,000          395,000       12,384,000
Other                                     4,051,000        4,114,000       57,153,000
                                      -------------    -------------    -------------
Total research and development            4,657,000        4,509,000       69,537,000

General and administrative expenses       2,928,000        2,342,000       44,238,000
                                      -------------    -------------    -------------

Loss from operations                     (7,567,000)      (6,776,000)    (112,587,000)
                                      -------------    -------------    -------------
Other income (expense):
Investment income                           604,000          852,000       11,866,000
Interest expense                             (2,000)          (7,000)         (90,000)
                                      -------------    -------------    -------------
Total other income, net                     602,000          845,000       11,776,000
                                      -------------    -------------    -------------
Net loss                                 (6,965,000)      (5,931,000)    (100,811,000)
Charges attributed to convertible
preferred stock:

Dividends                                  (300,000)              --       (1,040,000)
Accretion of redemption value              (434,000)              --       (1,444,000)
Beneficial conversion charge                     --               --         (734,000)
                                      -------------    -------------    -------------
Net loss applicable to common
stockholders                          $  (7,699,000)   $  (5,931,000)   $(104,029,000)
                                      -------------    -------------    -------------
Basic and diluted loss per share
applicable to common stockholders     $       (0.54)   $       (0.42)
                                      -------------    -------------
Weighted average shares used in
  computing basic and diluted
  loss per share                         14,318,000       14,061,000
                                      -------------    -------------

           See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Period
                                                                                                       from
                                                                                                     Inception
                                                                                                    (November 27,
                                                                                                       1995)
                                                              For the quarter  ended March 31,         through
                                                              --------------------------------        March 31,
                                                                  2002               2001               2002
                                                              -------------      -------------      -------------
Cash flows from operating activities:
Net loss                                                      $  (6,965,000)     $  (5,931,000)     $(100,811,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                       226,000            222,000          2,484,000
Amortization of premiums and
   discounts on investment securities                                56,000            (22,000)          (774,000)
Stock compensation expense                                          192,000            196,000         14,749,000
Note receivable allowance                                                --                 --            487,000
Warrants issued to consultants                                           --                 --            228,000
   Changes in assets and liabilities:
     Interest receivable                                            132,000            174,000           (488,000)
     Prepaid expenses and other current assets                     (166,000)            58,000         (2,215,000
     Other assets                                                        --            (50,000)           (88,000)
     Payable to Genentech                                           600,000         (1,389,000)         2,850,000
     Accounts payable, accrued liabilities
       and other long-term obligations                              (48,000)          (274,000)         2,961,000
                                                              -------------      -------------      -------------
Net cash used in operating activities                            (5,973,000)        (7,016,000)       (80,617,000)
                                                              -------------      -------------      -------------

Cash flows from investing activities:
Purchase of investment securities                                (2,502,000)        (3,021,000)      (168,009,000)
Proceeds form sale and maturities of
   investment securities                                          3,538,000          6,021,000        129,841,000
Purchase of property and equipment                                 (207,000)           (65,000)        (5,305,000)
Long-term lease deposits                                                 --                 --           (120,000)
                                                              -------------      -------------      -------------
Net cash provided by (used in)
  investing activities                                              829,000          2,935,000        (43,593,000)
                                                              -------------      -------------      -------------
Cash flows from financing activities:
Proceeds from issuance of preferred stock                                --                 --         18,342,000
Payments under capital lease obligations                             (9,000)            (8,000)           (94,000)
Stock issued to Genentech                                                --                 --          1,025,000
Stock issued to other founders                                           --                 --             20,000
Stock issued in private placements                                       --                 --         65,164,000
Stock issued in initial public offering                                  --                 --         46,345,000
Issuance costs of private placements                                     --                 --         (4,208,000)
Issuance costs of initial public offering                                --                 --         (4,386,000)
Exercise of employee stock options                                  142,000            225,000          3,388,000
Employee stock purchase plan                                         54,000                 --            156,000
Loans from Genentech                                                     --                 --          1,000,000
                                                              -------------      -------------      -------------
Net cash provided by financing activities                           187,000            217,000        126,752,000
                                                              -------------      -------------      -------------
Increase (decrease) in cash and equivalents                      (4,957,000)        (3,864,000)         2,542,000
Cash and cash equivalents at beginning of
  period                                                          7,499,000          5,426,000                 --
                                                              -------------      -------------      -------------
Cash and cash equivalents at end
  of period                                                   $   2,542,000      $   1,562,000      $   2,542,000
                                                              -------------      -------------      -------------
Supplemental schedule of non cash
  investing and financing activities:
Stock dividend on redeemable convertible preferred
  stock                                                       $     300,000      $          --      $   1,040,000
Accretion of redemption value of redeemable
  convertible preferred stock                                       434,000                 --          1,444,000
Recognition of beneficial conversion feature
  of redeemable convertible preferred stock                              --                 --            734,000
Recognition of fair value of common stock warrants issued
  with redeemable convertible preferred stock                            --                 --          3,507,000
Equipment acquired through capital leases                                --                 --            138,000
Issuance of stock through conversion of
  Genentech note payable                                                 --                 --          1,000,000
Note receivable partially settled by
  severance obligation                                                   --                 --            406,000
                                                              -------------      -------------      -------------

           See accompanying notes to condensed financial statements.

1. Basis of Presentation

The unaudited condensed financial statements of VaxGen, Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2001.

2. Non-Cash Compensation

On April 1, 1999, the stockholders of the Company approved an increase in the number of shares reserved for grant under the Company's 1996 Stock Option Plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998, which were granted subject to stockholder approval of the plan amendment. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options. Total non-cash compensation for the three months ended March 31, 2002 was $192,000 as compared to $196,000 for the comparable period in 2001.

3. Loss per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of 2,509,772 shares of common stock subject to outstanding stock options, 717,265 shares of common stock subject to outstanding warrants and 861,383 shares of common stock reserved for conversion of the Series A Preferred Stock are excluded from the diluted earnings per share calculation for the period ended March 31, 2002, and 1,871,678 shares of common stock subject to outstanding stock options and 411,088 shares of common stock subject to outstanding warrants are excluded from the diluted earnings per share calculation for the period ended March 31, 2001, because the representative share increments would be antidilutive.

4. New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS No. 142 did not have a significant impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No.

121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. As the adoption of SFAS No. 144 is prospective, the Company can not predict the impact on its financial statements.

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

The Company accounts for the difference between the carrying amount of redeemable preferred stock and the redemption amount by increasing the carrying amount for periodic accretion, so that the carrying amount will equal the redemption amount at the scheduled redemption date. The accretion of the redemption value of the Preferred Stock for the three months ended March 31, 2002 amounted to $434,000, which is comprised of $292,000 related to the accretion of the fair value of the Common Stock Purchase Warrants and $142,000 related to the accretion of offering costs associated with the issuance of the Preferred Stock.

Dividends

Each share of Preferred Stock is entitled to receive annual dividends of 6%, payable on June 30 and December 31, beginning on December 31, 2001. If not paid within five days of either such date, the dividend will accumulate and compound. Each share will be entitled to a dividend of approximately $37.00 per preferred share. Payment on December 31, 2001 was made in 65,253 shares of common stock. Net loss applicable to common shareholders for the three months ended March 31, 2002 includes a non-cash charge of $300,000 for Preferred Stock dividends.

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

The Company has valued the Warrants at $11.80 per share resulting in a total value of approximately $3,500,000. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to additional paid-in-capital. The charge is being amortized over three years, and accordingly net loss to common stockholders for the three months ended March 31, 2002 reflects a non-cash charge of approximately $292,000. The fair value of the Warrants was calculated using the Black-Scholes method.

Effect of Beneficial Conversion Feature

The Company's Preferred Stock was issued with a beneficial conversion feature, which was valued at $734,000. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as an in-substance dividend to the preferred stockholders, which increases the net loss applicable to common stockholders.

6. Celltrion Joint Venture

In February 2002, the Company and a group of South Korean investors announced the formation of a joint venture, which intends to raise up to approximately $120 million, consisting of up to approximately $92 million in cash and an in-kind investment of cell culture technology and production support valued at a minimum of $30 million, to build and operate a facility in Incheon, South Korea, to manufacture AIDSVAX. The joint venture also intends to fund construction of a smaller facility in the South San Francisco, California area to support licensure and commercial launch of AIDSVAX. We believe that both facilities, once constructed would be designed for commercial manufacture of AIDSVAX, if it proves safe and effective and is licensed by the U.S. Food and Drug Administration. The South Korean investors participating in the joint venture, known as Celltrion Inc., are Nexol Corp., Nexol Biotech Co. Ltd., Korea Tobacco & Ginseng Corp., and J. Stephen & Co. Ventures Ltd.

The Company provided mammalian cell culture technology and biologics production expertise to Celltrion in exchange for an initial 52% interest in the joint venture. After three planned rounds of financing, our fully diluted ownership will be approximately 44%. The South Korean partners plan to provide the funding we believe necessary to design and construct both facilities and to validate and operate the

Incheon facility. The Company intends to provide the funding necessary to validate and operate a South San Francisco area facility. The Incheon facility is being designed to be built on approximately 26 acres of land sold to Celltrion by the city of Incheon at a discount to prevailing market rates.

In its first phase of development, expected to be completed by 2005, we believe the Incheon facility will be capable of producing up to 200 million doses of AIDSVAX annually. A smaller facility in the South San Francisco area could produce up to 10 million doses of the AIDS vaccine annually and may also be used to develop other pharmaceutical products when it is licensed and operational, which the Company believes will occur in 2004. Celltrion expects to complete construction of the smaller facility by the middle of 2003 and the Incheon facility by the end of 2004. Additional time will be required to validate and license each facility. If AIDSVAX proves to be safe and effective, the Company intends to use the South San Francisco area facility to validate its manufacturing process, which would be a key component of its subsequent regulatory submission to the FDA. This facility, which will be located near the Company's research and development facility, is expected to be used for commercial manufacturing of AIDSVAX at least through commissioning of the Incheon facility.

7. Comprehensive Loss

                                             Three Months Ended
                                                    March 31,
                                          ----------------------------
                                              2002             2001
                                          -----------      -----------

        Net loss                          $(6,965,000)     $(5,931,000)
        Net unrealized gain/(loss) on
           investment securities             (459,000)         340,000
                                          -----------      -----------

        Comprehensive loss                $(7,424,000)     $(5,591,000)
                                          ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry; uncertainties related to the progress, costs and results of our Phase III clinical trials; domestic and foreign regulatory approvals of AIDSVAX; the ability to manufacture AIDSVAX; our ability to commercialize AIDSVAX; our ability to manage our Celltrion manufacturing joint venture; the timing, and announcement of results, of either of our Phase III clinical trials, including the timing and announcement of results from any interim analyses; our intent to continue to invest resources in research and development; our intent to develop relationships and strategic alliances; our beliefs regarding the future success of AIDSVAX and other products currently under development or proposed to be developed; our beliefs regarding period to period results of operations; our beliefs regarding future growth and financial performance; our beliefs regarding the term, or termination, of our license agreement with Genentech; our beliefs regarding our revenues and revenue growth; our expectations regarding fluctuations in revenues and operating results; our intent to use all available funds for the development of vaccines; our intent not to declare or pay any cash dividends; our beliefs regarding our liquidity and capital resources; the ability of our Celltrion joint venture to raise necessary funding for execution of its business plan; and our beliefs regarding the impact of recent accounting pronouncements and revenue recognition matters. Reference should be made to the section of this report entitled "Risk Factors, and to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002 under the heading "Business," for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We currently believe that none of our accounting policies or estimates are critical. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become critical. You should understand that generally accepted accounting principles require our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statement, the actual amounts of these items could differ materially from those estimates. For example, we estimate the fair value of stock options and warrants issued to non-employees using an option valuation method that considers market indicators.

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

To date, we have generated $1,188,000 in revenue from grants from the National Institutes of Health ("NIH") for research and development of HIV vaccines along with funds received through a collaborative agreement with BBI Biotech Research Laboratories, Inc. ("BBI Biotech"), which is funded by the National Institute of Allergy and Infectious Diseases ("NIAID"), to obtain and store clinical specimens from our North American/European Phase III clinical trial. We anticipate only modest revenues from other governmental agencies or other grants or from collaborations with other entities over the next three to four years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2002, we had a deficit accumulated during the development stage of $104,029,000. We anticipate incurring substantial losses over at least the next three to four years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

As part of our Phase III trial design, an interim efficacy analysis is performed in each clinical trial. In our North American/European trial, the DSMB conducted the interim analysis in the fourth quarter of 2001. The results of the interim analysis from this trial were inconclusive, and the DSMB instructed us to proceed to the scheduled endpoint of the trial at the end of 2002. During this time, we will be gathering additional statistical power that will improve our ability to determine the vaccine's effectiveness. We anticipate that the interim analysis for the Thai clinical trial will be conducted during the fourth quarter of 2002. If there is conclusive evidence indicating that the vaccine is efficacious, the DSMB could recommend that the trial be halted early and we would begin the process of applying for a license to market the vaccine. If the analysis from this trial were inconclusive, we believe the DSMB would recommend that we continue the trial to its scheduled conclusion in 2003.

Our strategy is to develop, test and obtain regulatory approval for various formulations of AIDSVAX. The first two approvals we plan to obtain are in the United States/Europe for the formulation being tested in the United States/Europe trial and in Thailand for the formulation being tested in the Thai trial. We intend to use Genentech, or with Genentech's verbal consent,
Celltrion, a South Korean manufacturing joint venture in which we hold a significant interest, and/or other third parties as our partner(s) for manufacturing and distribution. Genentech has exclusive options to manufacture and market AIDSVAX products, and has verbally consented to our manufacturing relationship with Celltrion. If Genentech does not exercise its options, we have the right to pursue third party arrangements, with Genentech providing the transfer of technology necessary for manufacturing the vaccine.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

Contract Revenue

There was $18,000 in contract revenue for the three months ended March 31, 2002, compared to $75,000 for the three months ended March 31, 2001. Contract revenue in 2002 consisted of funds received as reimbursement of costs incurred related to a grant from the NIH for research and development of HIV vaccines. Research contract revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

Research and Development Expenses

Research and development expenses increased 3%, from $4,509,000 for the three months ended March 31, 2001 to $4,657,000 for the three months ended March 31, 2002. The increase is mainly attributable to a $211,000 increase in expenses accrued to Genentech for clinical material along with higher salaries related to additional personnel hired in our Regulatory Affairs and Quality Assurance group in preparation for the upcoming Biologics License Application offset by lower clinical site costs and fees paid to third parties associated with conducting the clinical trials.

General and Administrative Expenses

General and administrative expenses increased 25%, from $2,342,000 for the three months ended March 31, 2001 to $2,928,000 for the three months ended March 31, 2002. The increase was primarily due to higher infrastructure costs, including an increase in salaries and related benefits expense along with higher occupancy costs offset by a decrease in legal fees.

Other Income, Net

Other income, net, consisting primarily of interest income, decreased 29%, from $845,000 for the three months ended March 31, 2001 to $602,000 for the three months ended March 31, 2002. This was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $41,902,000 at March 31, 2002. We have financed our operations since inception through private placements of common stock and preferred stock, our initial public offering ("IPO") and capital provided by Genentech. Genentech has no obligation to provide future funding to the Company.

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

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through March 31, 2002, our gross investment in equipment and leasehold improvements was $5,305,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratory and the establishment of larger office facilities. Net cash used in operating activities for the three months ended March 31, 2002 was $5,973,000, representing expenditures for research and development costs and general and administrative expenses.

In October 1999, we entered into collaboration with the federal Centers for Disease Control and Prevention ("CDC") to support research at six of the 54 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX vaccine. The participating sites will continue to implement our Phase III protocol, as well as conduct epidemiological, social and behavioral research, which will be shared by the Company and the CDC. The sites will be compensated directly by the CDC for the clinical costs, which would have been incurred by the Company, and for conducting the additional research. The CDC has agreed to contribute approximately $8,000,000 to the participating sites over a four-year period.

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

Also in 2001, we were awarded a grant from the NIH to continue the development of a vaccine designed to prevent infection by HIV subtype C, the most widespread form of the virus. The Small Business Innovation Research Fast Track grant, which is split into two phases, provides up to $1,131,000 for the development program. We received approximately $18,000 for the three months ended March 31, 2002 as part of the second phase of the grant. We had received an aggregate amount of $150,000 in 2000 and 2001 related to the first phase of the grant. The NIH grant will allow us to create and conduct laboratory tests of a subtype C vaccine that could be used alone in Southern Africa and India, or it could be combined with a vaccine against the B and E subtypes for regions of the world, such as China, where all three subtypes are in circulation.

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, named Celltrion, which intends to raise up to approximately $122 million, consisting of up to approximately $92 million in cash and an in-kind investment of cell culture technology and production support valued at a minimum of $30 million, to build and operate a facility in Incheon, South Korea, to manufacture AIDSVAX. The joint venture also intends to fund construction of a smaller facility in the South San Francisco, California area to support licensure and commercial launch of AIDSVAX. We believe that both facilities, once constructed, would be designed for commercial manufacture of AIDSVAX, if it proves safe and effective and is approved by the FDA.

We provided mammalian cell culture technology and biologics production expertise to the joint venture, in exchange for an initial 52% interest in the joint venture. We currently are Celltrion's single-largest shareholder. After three planned rounds of financing, our fully diluted ownership will be approximately 44%. The South Korean partners will provide the funding necessary to design and construct both facilities and to validate and operate the Incheon facility. We will provide the funding necessary to validate and operate the South San Francisco area facility.

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

To date, we have engaged primarily in research, development and clinical testing. At March 31, 2002, we had an accumulated deficit of approximately $104.0 million. We sustained net losses of approximately $2.1 million in 1996, $3.1 million in 1997, $9.2 million in 1998, $23.3 million in 1999, $31.8 million in 2000 and $24.4 million in 2001. We expect to incur substantial losses for at least an additional three to four years.

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

In February 2002 we entered into a joint venture, Celltrion, with a group of South Korean investors for the purpose of building and operating a manufacturing facility in Incheon, South Korea, and a smaller manufacturing facility in the South San Francisco area. We have not yet completed the formation and capitalization of, or the transfer of all technology to, Celltrion. If:

     o the investors in Celltrion are unable or unwilling for any reason to fund Celltrion;

     o Celltrion is otherwise unable to raise the anticipated, or necessary, funding;

     o we are for any reason unable to transfer to Celltrion the technology necessary for the manufacture of AIDSVAX;

     o the remaining documents necessary for the formation and capitalization of Celltrion are not executed;

     o    Korean governmental approval of the joint venture is not obtained; or

     o for any other reason Celltrion is not properly capitalized or does not receive the necessary technology for the manufacture of AIDSVAX,

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

South Korea is still in the process of developing its economic, social and other infrastructure and is susceptible to various uncertainties. The political, social and economic situation of South Korea may not continue to provide an environment in which we would be able to manufacture AIDSVAX cost-efficiently or at all. The South Korean government may impose regulations or restrictions that would make it difficult, impractical or impossible, whether economically, legally or otherwise, for us to conduct our business there. Our future South Korean manufacturing operations may expose our business to numerous risks that could harm our business, including:

     o    international currency fluctuations;

     o    general strikes or other disruptions in working conditions;

     o    political instability;

     o    trade restrictions or changes in tariffs;

     o the difficulties associated with staffing and managing international operations;

     o    generally longer receivables collection periods;

     o unexpected changes in or imposition of new legislative or regulatory requirements;

     o    potentially limited protection for intellectual property rights; and

     o    potentially adverse taxes.

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

     o fail to file the first market approval application for AIDSVAX with the FDA prior to May 2002, however, Genentech has informally agreed to extend this milestone until 2006, and we expect an amendment to the Genentech license agreement to be completed in the second quarter of 2002, although there can be no assurance that such an amendment will be completed;

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

     o    a 20% premium, if:

          o the selling stockholders are unable to sell common stock under the registration statement after the expiration of the time periods described in the registration rights agreement;

          o our stock is delisted or not quoted on an approved stock exchange or on the Nasdaq National Market or Small Cap Market for 5 consecutive trading days;

          o we do not have a sufficient number of shares of common stock authorized to satisfy our obligations in connection with the conversion of the Series A preferred stock or exercise of the warrants;

          o we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of the Series A preferred stock and the warrants; or

          o we are insolvent or take other actions, or allow actions to be taken, as part of a bankruptcy proceeding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U.S. Government, Federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At March 31, 2002, we held government debt instruments and corporate obligations in the principal amount of $38,700,000. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2002, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand's currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. For the three months ended March 31, 2002, we have incurred no foreign exchange gains or losses.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On May 7, 2002, the Company issued a press release relating to the resignation of one of its directors. The Company announced that Ruth B. Kunath resigned from the Company's Board of Directors and from the Audit Committee and the Nominating Committee. Ms. Kunath, whose resignation will be effective May 15, 2002, had been a member of the Company's Board of Directors since September 1999.

On March 25, 2002, we entered into three agreements with Celltrion in connection with the formation of the joint venture: a License Agreement, a Sub-License Agreement and a Supply Agreement. Under the License Agreement, we granted Celltrion a license to certain technical knowledge deemed "platform technology" necessary for Celltrion to construct the facilities that would manufacture
AIDSVAX. This "platform technology" consists of know how in the areas of the production of bulk human therapeutic proteins, facility design, process design, start-up and validation, operations and licensure support. The License Agreement will expire on March 25, 2017, provided, that Celltrion may terminate the License Agreement upon six months written notice and either party may terminate the agreement upon a default by the other party that is not cured within thirty days. The License Agreement grants Celltrion a perpetual, exclusive, royalty-free license to use the "platform technology" in the Republic of Korea, including after the License Agreement's expiration. However, this "platform technology" does not cover intellectual property granted to Celltrion under the Sub-License Agreement. In exchange for granting the rights to Celltrion in the License Agreement and the Sub-License Agreement, we have received 7.8 million shares of Celltrion common stock.

Under the Sub-License Agreement, we granted Celltrion a non-exclusive license to the patents and intellectual property we license from Genentech under our License and Supply Agreement. The Sub-License Agreement will terminate 15 years after the first commercial sale of AIDSVAX. Celltrion may terminate the License Agreement upon three months written notice. Either party may terminate the agreement upon a default by the other party that is not cured within thirty days. The Sub-License Agreement covers the patents and other related technical knowledge necessary to produce AIDSVAX that we license from Genentech under our License and Supply Agreement. Celltrion will use the non-exclusive rights obtained under this Sub-License Agreement to manufacture AIDSVAX in the Republic of Korea, if regulatory approval is obtained. While we and Celltrion jointly own any improvements made to AIDSVAX, the Sub-License Agreement does not grant any ownership interest to Celltrion over AIDSVAX or its related patents. Under the Sub-License Agreement, Celltrion may not sublicense any rights that it has obtained.

The Supply Agreement governs the terms upon which Celltrion will produce AIDSVAX for us. The term of the Supply Agreement is for five years from the first commercial production of AIDSVAX at the facility located in Incheon, South Korea. The first commercial production is expected to occur on or before December 31, 2005. If AIDSVAX is not produced within a year after December 31, 2005, there is a delay for more than six months in initial production not caused by us, or production is interrupted for a certain time period once production has begun, we have the right to commit to the production of AIDSVAX at a different site.

If production has begun, two years prior to the expiration of the agreement, we and Celltrion have the obligation to discuss in good faith terms upon which Celltrion may become the primary provider of AIDSVAX for us for five additional years. Under the agreement, Celltrion will produce a maximum of 87 million units of the vaccine per year. During each year that Celltrion is manufacturing the vaccine, we and Celltrion may modify the number of orders for the vaccine as long as the number does not exceed 87 million units.

All units of the vaccine produced under the Supply Agreement will be manufactured in accordance with the relevant specifications promulgated by the FDA. If the vaccine does not meet certain required standards, we have the right to reject the specific units and receive a replacement or a refund. The agreement contemplates that we and Celltrion will work together to coordinate any modifications to AIDSVAX, as they may arise.

If a dispute arises as the quality of AIDSVAX, we and Celltrion have agreed to be bound by the results of a independent laboratory or expert. Both parties will share the expense of such laboratory or expert. We and Celltrion have waived our claims to any consequential damages or lost profits that may arise as a result of a breach of this Supply Agreement.

The foregoing descriptions are summaries and are qualified by reference to the full text of the attached documents.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K:

     The following exhibits are filed as part of this report:

Exhibit
   No.                             Description
-------                            ------------

10.32 Employment Agreement between VaxGen and Carmen M. Betancourt, dated as of January 28, 2002.

10.33 Employment Agreement between VaxGen and James P. Panek, dated as of February 4, 2002.

10.34 Employment Agreement between VaxGen and Phillip W. Berman, dated as of February 7, 2002.

10.35       License  Agreement  between VaxGen and Celltrion,  dated as of March
            25, 2002.

10.36 Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.

10.37       Supply Agreement between VaxGen and Celltrion, dated as of March 25,
            2002.

     (b) Reports on Form 8-K:

     A current report on Form 8-K, dated February 27, 2002 was filed with the Securities and Exchange Commission, reporting under Item 5 that the Company announced that the Company, together with a group of South Korean investors, formed a joint venture, which will invest approximately $120 million to build and operate a facility in Incheon, South Korea, to manufacture the Company's AIDS vaccine.

     A current report on Form 8-K, dated February 27, 2002 was filed with the Securities and Exchange Commission, reporting under Item 5 that the Company announced that Carmen M. Betancourt was appointed vice president of Regulatory Affairs and Quality Assurance, Mark R. Busch, Ph.D. was appointed senior director of Quality Assurance, James P. Panek was appointed senior vice president of Manufacturing Operations and Marc Gurwith, M.D. was appointed senior vice president, Medical Affairs and chief medical officer.

     A current report on Form 8-K, dated February 27, 2002 was filed with the Securities and Exchange Commission, reporting under Item 5 that the National Institute of Allergy and Infectious Diseases (NIAID) announced its decision not to proceed forward with a Phase III trial that would have tested a prime/boost vaccine approach using an Aventis Pasteur's experimental AIDS vaccine for North and South America, ALVAC-HIV (vCP1452), as the prime, with our AIDSVAX B/B as the boost. NIAID's decision was based on its Phase II study indicating that ALVAC-HIV did not induce a sufficient cytotoxic T lymphocyte (CTL) immune response to qualify it for the next trial phase. NIAID's decision not to proceed with the trial does not mean that the vaccines are not efficacious. NIAID and the Walter Reed Army Institute of Research plan to conduct a Phase III trial in Thailand, which combines another formulation of an Aventis Pasteur vaccine, ALVAC-HIV (vCP1521), and our B/E formulation of AIDSVAX.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VaxGen, Inc.

Dated: May 13, 2002                      By:   /s/Carter A. Lee
       ------------                         ---------------------------
                                            Carter A. Lee
                                            Senior Vice President
                                            Finance & Administration
                                            (Principal Financial Officer)