Form 10-Q
period 2002-06-30
VAXGEN INC
filed 2002-08-14
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The issuer has one class of common stock with 14,462,618 shares outstanding as of August 1, 2002.

                                  VaxGen, Inc.

                                    Form 10-Q

                       For the Quarter Ended June 30, 2002


                                Table of Contents

Part I.   Financial Information                                       Page

Item 1    Financial Statements:
          Condensed Balance Sheets ..................................    2
          Condensed Statements of Operations ........................    3
          Condensed Statements of Cash Flows ........................    4
          Notes to Condensed Financial Statements ...................    5

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations:
          Overview ..................................................    9
          Results of Operations .....................................   10
          Liquidity and Capital Resources ...........................   11
          Risk Factors  .............................................   13

Item 3    Quantitative and Qualitative Disclosures About Market Risk.   19

Part II. Other Information

Item 4    Submission of Matters to a Vote of Security Holders.........  20
Item 5    Other Information ..........................................  22
Item 6    Exhibits and Reports on Form 8-K ...........................  23
          Signature ..................................................  24

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                     June 30,       December 31,
                                                       2002              2001
                                                   -------------   -------------
Current assets:
Cash and cash equivalents                          $   3,528,000   $   7,499,000
Investment securities                                 32,223,000      40,911,000
Interest receivable                                      464,000         620,000
Prepaid expenses and other current assets                888,000       1,156,000
                                                   -------------   -------------
Total current assets                                  37,103,000      50,186,000

Property and equipment, net                            3,235,000       2,987,000
Employee loans receivable                                135,000          55,000
Other assets                                             144,000         144,000
                                                   -------------   -------------
Total assets                                       $  40,617,000   $  53,372,000
                                                   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Payable to Genentech                               $   2,796,000   $   2,250,000
Accounts payable                                         502,000         557,000
Accrued liabilities                                    2,466,000       2,106,000
Dividends payable to redeemable convertible
     preferred stockholders                              603,000              --
Current portion of long-term obligations                  23,000          31,000
                                                   -------------   -------------
Total current liabilities                              6,390,000       4,944,000

Long-term obligations                                         --          22,000

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par
value, 20,500 shares authorized:
    Series A 6% cumulative convertible stock, $0.01
    par value, 20,000 shares issued and outstanding
    at June 30, 2002 and December 31, 2001
    (liquidation preference of $20,000,000 at
    June 30, 2002)                                    16,487,000      15,845,000

Stockholders' equity:
Preferred stock, $0.01 par value, 19,979,500 shares
  authorized; none issued or outstanding                      --             --
Common stock, $0.01 par value, 40,000,000 shares
  authorized; 14,355,349 and 14,300,600 shares
  issued and outstanding at June 30, 2002 and
  December 31, 2001, respectively                        144,000         143,000
Additional paid-in capital                           128,796,000     128,387,000
Deferred stock compensation                             (267,000)       (516,000)
Accumulated other comprehensive income -
  unrealized gain on investment securities               495,000         877,000
Deficit accumulated during the development stage    (111,428,000)    (96,330,000)
                                                   -------------   -------------
Total stockholders' equity                           17,740,000      32,561,000
                                                   -------------   -------------
Total liabilities and stockholders' equity         $  40,617,000   $  53,372,000
                                                   =============   =============

            See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                    Period from
                                                         Three Months Ended             Six Months Ended             Inception
                                                              June 30,                      June 30,             (November 27, 1995)
                                                     --------------------------    ---------------------------        through
                                                          2002           2001            2002           2001         June 30, 2002
                                                     ------------    ------------    ------------    ------------    -------------

Revenue:

Contract revenue                                     $    220,000    $    346,000    $    238,000    $    421,000    $   1,408,000

Operating expenses:

Research and development:
Genentech expenses                                          1,000         107,000         607,000         502,000       12,385,000
Other                                                   4,298,000       3,634,000       8,349,000       7,748,000       61,451,000
                                                     ------------    ------------    ------------    ------------    -------------
Total research and development                          4,299,000       3,741,000       8,956,000       8,250,000       73,836,000

General and administrative expenses                     3,141,000       3,375,000       6,069,000       5,717,000       47,379,000
                                                     ------------    ------------    ------------    ------------    -------------

Loss from operations                                   (7,220,000)     (6,770,000)    (14,787,000)    (13,546,000)    (119,807,000)
                                                     ------------    ------------    ------------    ------------    -------------

Other income (expense)
Investment income, net                                    559,000         923,000       1,163,000       1,775,000       12,425,000
Interest expense                                           (2,000)         (7,000)         (4,000)        (14,000)         (92,000)
                                                     ------------    ------------    ------------    ------------    -------------
Total other income, net                                   557,000         916,000       1,159,000       1,761,000       12,333,000
                                                     ------------    ------------    ------------    ------------    -------------

Net loss                                               (6,663,000)     (5,854,000)    (13,628,000)    (11,785,000)    (107,474,000)

Charges attributed to convertible preferred stock:

     Dividends                                           (303,000)       (127,000)       (603,000)       (127,000)      (1,343,000)
     Accretion of redemption value                       (433,000)       (142,000)       (867,000)       (142,000)      (1,877,000)
     Beneficial conversion charge                              --        (734,000)             --        (734,000)        (734,000)
                                                     ------------    ------------    ------------    ------------    -------------
Net loss applicable to common stockholders           $ (7,399,000)   $ (6,857,000)   $(15,098,000)   $(12,788,000)   $(111,428,000)
                                                     ============    ============    ============    ============    =============

Net loss per share applicable to common
     stockholders, basic and diluted                 $      (0.52)   $      (0.49)   $      (1.05)   $       (0.91)
                                                     ============    ============    ============    =============

Weighted average shares used in computing
     basic and di1uted loss per share                  14,343,000      14,100,000      14,331,000      14,081,000
                                                     ============    ============    ============    =============

            See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Period from
                                                                      Six Months Ended           Inception
                                                                          June 30,           (November 27, 1995)
                                                                ----------------------------      through
                                                                   2002             2001        June 30, 2002
                                                                ------------    ------------    -------------
Cash flows from operating activities:
Net loss                                                        $(13,628,000)   $(11,785,000)   $(107,474,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                        468,000         452,000        2,726,000
Amortization of premiums and
   discounts on investment securities                               (548,000)         14,000       (1,378,000)
Stock compensation expense                                           376,000         868,000       14,933,000
Note receivable allowance                                                 --              --          487,000
Warrants issued to consultants                                            --         114,000          228,000
   Changes in assets and liabilities:
     Interest receivable                                             156,000          57,000         (464,000)
     Prepaid expenses and other current assets                       268,000       1,849,000       (1,781,000)
     Employee loans receivable and other assets                      (80,000)         99,000         (168,000)
     Payable to Genentech                                            546,000      (1,734,000)       2,796,000
     Accounts payable, accrued liabilities
       and other long-term obligations                               281,000        (510,000)       3,290,000
                                                                ------------    ------------    -------------
Net cash used in operating activities                            (12,161,000)    (10,576,000)     (86,805,000)
                                                                ------------    ------------    -------------
Cash flows from investing activities:
Purchase of investment securities                                 (5,348,000)    (16,152,000)    (170,855,000)
Proceeds form sale and maturities of
   investment securities                                          14,202,000      15,459,000      140,505,000
Purchase of property and equipment                                  (716,000)       (187,000)      (5,814,000)
Long-term lease deposits                                                  --              --         (120,000)
                                                                ------------    ------------    -------------
Net cash provided by (used in)
  investing activities                                             8,138,000        (880,000)     (36,284,000)
                                                                ------------    ------------    -------------
Cash flows from financing activities:
Proceeds from issuance of preferred stock                                 --      18,406,000       18,342,000
Payments under capital lease obligations                             (30,000)        (16,000)        (115,000)
Stock issued to Genentech                                                 --              --        1,025,000
Stock issued to other founders                                            --              --           20,000
Stock issued in private placements                                        --              --       65,164,000
Stock issued in initial public offering                                   --              --       46,345,000
Issuance costs of private placements                                      --              --       (4,208,000)
Issuance costs of initial public offering                                 --              --       (4,386,000)
Return of capital on redeemable convertible preferred stock         (225,000)             --         (225,000)
Exercise of employee stock options                                   198,000         924,000        3,444,000
Employee stock purchase plan                                         109,000              --          211,000
Loans from Genentech                                                      --              --        1,000,000
                                                                ------------    ------------    -------------
Net cash provided by financing activities                             52,000       9,314,000      126,617,000
                                                                ------------    ------------    -------------
Increase (decrease) in cash and equivalents                       (3,971,000)      7,858,000        3,528,000
Cash and cash equivalents at beginning of
  period                                                           7,499,000       5,426,000               --
                                                                ------------    ------------    -------------
Cash and cash equivalents at end
  of period                                                     $  3,528,000    $ 13,284,000    $   3,528,000
                                                                ------------    ------------    -------------
Supplemental schedule of non cash
  investing and financing activities:
Stock dividend on redeemable convertible preferred stock        $    603,000    $         --    $   1,343,000
Accretion of redemption value of redeemable
  convertible preferred stock                                        867,000              --        1,877,000
Recognition of beneficial conversion feature
  of redeemable convertible preferred stock                               --              --          734,000
Recognition of fair value of common stock warrants issued
  with redeemable convertible preferred stock                             --              --        3,507,000
Equipment acquired through capital leases                                 --              --          138,000
Issuance of stock through conversion of
  Genentech note payable                                                  --              --        1,000,000
Note receivable partially settled by severance obligation                 --              --          406,000
                                                                ------------    ------------    -------------

            See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

                     Notes to Condensed Financial Statements
                                  June 30, 2002
                                   (Unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of VaxGen, Inc. included herein have been prepared by VaxGen pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of VaxGen's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements should be read in conjunction with VaxGen's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2001.

2. Non-Cash Compensation

On April 1, 1999, our stockholders approved an increase in the number of shares of common stock reserved for grant under our 1996 Stock Option Plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998, which were granted subject to stockholder approval of the plan amendment. As a result, we recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of our common stock on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The balance of deferred compensation is being amortized on a straight-line basis to expense over the remaining vesting period of the options. Additional non-cash compensation has been incurred as a result of stock option grants subsequent to our initial public offering in June 1999 along with stock issued related to our 401(k) company match. Total non-cash compensation for the six months ended June 30, 2002 was $376,000 as compared to $868,000 for the comparable period in 2001.

3. Loss per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of 2,702,646 shares of common stock subject to outstanding stock options, 950,762 shares of common stock subject to outstanding warrants and 861,383 shares of common stock reserved for conversion of the Series A Preferred Stock are excluded from the diluted earnings per share calculation for the period ended June 30, 2002, and 1,774,422 shares of common stock subject to outstanding stock options and 411,088 shares of common stock subject to outstanding warrants and 861,383 shares of common stock reserved for conversion of the Series A Preferred Stock are excluded from the diluted earnings per share calculation for the period ended June 30, 2001, because the representative share increments would be antidilutive.

4. New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 had no impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS No. 142 had no impact on our financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. As the adoption of SFAS No. 144 is prospective, we cannot predict the impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishment of Debt made to satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The adoption of SFAS No. 145 had no impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities that we initiate after December 31, 2002.

5. Redeemable Convertible Preferred Stock Financing

We entered into a Securities Purchase Agreement dated as of May 23, 2001 with four investors, whereby we received approximately $20,000,000 in consideration for the sale of 20,000 shares of our Series A 6% Cumulative Convertible Preferred Stock (the "Preferred Stock") and the issuance of Common Stock Purchase Warrants described below. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds to us of approximately $18,300,000. These proceeds are being used to prepare our HIV/AIDS vaccine candidate, AIDSVAX(R) ("AIDSVAX"), for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes. During the quarter ended June 30, 2002, we paid $225,000 to compensate one of our Preferred Stockholders for their agreement to limit as-converted voting of their preferred shares. We have accounted for this payment as a return of capital to the Preferred Stockholder.

A summary of the significant terms of the Preferred Stock financing is as follows:

Conversion

Each share of Preferred Stock can be converted into common stock at the option of the holder at any time after issuance according to a conversion ratio, subject to adjustment for dilution or certain equity adjustments. The initial conversion ratio is determined by dividing the liquidation value ($1,000 per share plus accrued dividends) by the original conversion price of $23.2185 per share then multiplied by the number of shares to be converted. We may also force conversion of the Preferred Stock into common stock if, at any time after May 23, 2002, the weighted average price of our stock for at least 20 out of 30 consecutive trading days equals or exceeds 175% of the conversion price (175% of $23.2185, or $40.63). As of June 30, 2002, no conversion had occurred.

Redemption

In the event that there is no earlier conversion, we must redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. We may, within certain limits, pay up to 50% of such redemption price in shares of our common stock.

We account for the difference between the carrying amount of the Preferred Stock and the redemption amount by increasing the carrying amount for periodic accretion, so that the carrying amount will equal the redemption amount at the scheduled redemption date. The accretion of the redemption value of the Preferred Stock for the six months ended June 30, 2002 amounted to $867,000, which is comprised of $584,000 related to the accretion of the fair value of the Common Stock Purchase Warrants and $283,000 related to the accretion of offering costs associated with the issuance of the Preferred Stock.

Dividends

Each share of Preferred Stock is entitled to receive annual dividends of 6%, payable on June 30 and December 31, beginning on December 31, 2001. If not paid within five days of either such date, the dividend will accumulate and compound. Payment of the dividend accrued between January 1 and June 30, 2002, in the amount of $30.17 per share of Preferred Stock, was made on July 1, 2002 in the form of 106,794 shares of common stock. Net loss applicable to common stockholders for the six months ended June 30, 2002 includes a non-cash charge of $603,000 for Preferred Stock dividends.

Voting

Each share of Preferred Stock has voting rights equal to the number of shares of common stock into which it is convertible on the record date of the vote.

Liquidation

In the event of liquidation, dissolution or winding up of VaxGen, either voluntary or involuntary, each holder of shares of Preferred Stock will be entitled to receive, out of our assets available for distribution to stockholders and prior to any distribution to holders of common stock, $1,000 per preferred share plus accrued dividends.

Common Stock Purchase Warrants

In connection with the Preferred Stock financing, we issued Common Stock Purchase Warrants (the "Warrants") initially for the purchase of 297,177 shares of common stock to the Preferred Stock investors. The Warrants, which expire on May 23, 2006, originally had an exercise price of $25.2375 per share; however, effective as of May 23, 2002, the exercise price was automatically adjusted to $14.133 per share and the number of shares issuable on exercise of the warrants increased to 530,674, in accordance with the terms of the Warrants.

We have valued the Warrants at $11.80 per share, resulting in a total value of approximately $3,500,000. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to additional paid-in-capital. The discount is being amortized over three years, and accordingly, net loss to common stockholders for the six months ended June 30, 2002 reflects a non-cash charge of approximately $584,000. The fair value of the Warrants was calculated using the Black-Scholes model.

Effect of Beneficial Conversion Feature

The Preferred Stock was issued with a beneficial conversion feature, which was valued at $734,000. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as an in-substance dividend to the preferred stockholders, which increases the net loss applicable to common stockholders.

6. Celltrion Joint Venture

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, which intends to raise up to approximately $122 million, consisting of up to approximately $52 million in cash, a $40 million bank loan and an in-kind investment of cell culture technology and production support valued at a minimum of $30 million, to build and operate a facility in Incheon, South Korea, to manufacture AIDSVAX. We have no further funding obligation to Celltrion. The joint venture also intends to contribute $7 million towards construction of a smaller facility in the South San Francisco, California area. The facility is intended to support the licensure and commercial launch of AIDSVAX. We would fund any additional capital costs related to the smaller facility. We believe that both facilities, once constructed would be designed for commercial manufacture of AIDSVAX, if it proves safe and effective and is licensed by the U.S. Food and Drug Administration. The South Korean investors participating in the joint venture, known as Celltrion Inc., are Nexol Corp., Nexol Biotech Co. Ltd., Korea Tobacco & Ginseng Corp., and J. Stephen & Co. Ventures Ltd.

We provided mammalian cell culture technology and biologics production expertise to Celltrion in exchange for an initial 52% interest in the joint venture. After three planned rounds of financing, our fully diluted ownership will be approximately 44%. The South Korean partners plan to provide the funding that we believe is necessary to design and construct the Incheon facility and to validate and operate the Incheon facility. We intend to provide the funding necessary to validate and operate a South San Francisco area facility. The Incheon facility is being designed to be built on approximately 26 acres of land sold to Celltrion by the city of Incheon at a discount to prevailing market rates.

In its first phase of development, expected to be completed by 2005, we believe the Incheon facility will be capable of producing up to 200 million doses of AIDSVAX annually. Our facility in the South San Francisco area could produce up to 10 million doses of the AIDS vaccine annually and may also be used to develop other pharmaceutical products when it is licensed and operational, which we believe will occur in 2005. We expect to complete construction of our facility by the middle of 2003 and Celltrion the Incheon facility by the end of 2004. Additional time will be required to validate and license each facility. If AIDSVAX proves to be safe and effective, we intend to use the South San Francisco area facility to validate its manufacturing process, which would be a key component of its subsequent regulatory submission to the FDA. This facility, which will be located near our research and development facility, is expected to be used for commercial manufacturing of AIDSVAX at least through commissioning of the Incheon facility.

As of June 30, 2002, the South Korean investors had contributed approximately $38.4 million in cash to Celltrion and secured a $40 million loan with a Korean bank. As a result of the cash investment, we currently have a 50.4% interest in Celltrion, although if funding is completed as intended, our interest will be approximately 44%. In the event that AIDSVAX is proven successful and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to us. However, in the event that AIDSVAX is proven to be unsuccessful, the Incheon facility will be used to manufacture other biopharmaceutical products, in which we would share in the profits based on our percentage ownership. The Board of Directors of Celltrion is comprised of five individuals, two from VaxGen and the remaining three from the joint venture partners. Based on the management structure of Celltrion, we do not have outright control of Celltrion regardless of ownership. Also, although we currently own greater than 50% ownership of the voting stock of Celltrion, this is only a temporary situation. As a result, we will account for the joint venture using the equity method of accounting from inception of the joint venture. Since the historical cost of the non-monetary assets that we contributed is zero, there is no investment to be recorded for the technology contributed. Additionally, we would not be able to pick up equity in earnings until such time that we have recovered losses not recognized.

Under the terms of the joint venture agreement, Celltrion will invest $7 million to capitalize a new corporation, VaxGen-Celltrion, Inc. ("VCI"). The capitalization of VCI will be used to design and construct the manufacturing facility in the South San Francisco, California area for our use to support licensure and commercial launch of AIDSVAX. Once the Incheon facility is validated and licensed to produce AIDSVAX, the VCI facility will be utilized to develop and manufacture other biopharmaceutical products for us. In addition, if AIDSVAX is proven to be successful, we have an exclusive option to purchase all VCI shares held by Celltrion during a five-year period commencing on February 25, 2003, at a purchase price of $1.00 per share plus interest. In July 2002, Celltrion made an initial investment of $3 million to capitalize VCI. The Board of Directors of VCI is comprised of three individuals, two of which are from VaxGen. We will supervise the design and construction of the manufacturing facility along with being responsible for costs of validation, operation and licensure of the facility. Due to our significant influence over VCI and the day to day management of its operations, we intend to consolidate VCI into our financial statements. Our contribution to construction, validation and operations of the South San Francisco facility will be accounted for as an equity investment in VCI, such that when our direct contribution exceeds $7 million in aggregate, we will have a definitive majority ownership in the facility. Since the initial investment and operations did not occur until July 2002, there is no consolidation activity as of June 30, 2002.

7. Equity Incentive Plans

On May 29, 2002, our stockholders approved amendments to the 1996 Stock Option Plan (the "1996 Plan") and the 1998 Director Stock Option Plan (the "1998 Plan"). The amendments to the 1996 Plan increased the number of options authorized for issuance from 3,250,000 to 4,750,000 and also added a provision that will automatically increase the number of shares reserved under the 1996 Plan by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year beginning with January 2003 and ending with January 2007. The amendments to the 1998 Plan increased the number of options authorized for issuance from 37,500 to 300,000 and modified the number of options granted to non-employee directors annually.


8. Related Party Transactions


On July 2, 2002, we announced that the Genentech license agreement had been amended and restated to give us greater flexibility in commercializing AIDSVAX. A summary of the significant changes to the Genentech license agreement is as follows:

      o Genentech no longer has an option to manufacture AIDSVAX on a commercial basis.

      o Genentech has an option to use, sell, offer for sale and import, on an basis, AIDSVAX and certain other products in the United States, Mexico and Canada (previously, this option extended to the entire world). Genentech must exercise this option, if at all, prior to 90 days from the date we deliver to Genentech a report from our phase III clinical that the trial has met all of its primary endpoints, in a form suitable for filing with the FDA for marketing approval.

      o If Genentech exercises its option, VaxGen and Genentech will share net profits from sales of the licensed products in North America, 30% and 70%, respectively.

      o If Genentech does not exercise its option, and in any event for all sales outside of North America, Genentech will receive a royalty equal to 15% of net sales of the licensed products, except that the royalty owed to Genentech for such sales shall be reduced by a proportional amount, to a minimum rate of 7.5%, for sales to the World Health Organization or the United Nations for use in a third world country at a price lower than the average price charged in private markets in such country.

      o The license agreement cannot be terminated by Genentech for our failure to maintain previously specified tangible net worth levels.


As of June 30, 2002, we had loans outstanding to two executive officers in the amount of $135,000. In May 2002, an executive received a non-interest bearing loan in the amount of $80,000. The loan will be forgiven at the rate of 25% per year for each of the first four full years of the executive's employment with us. The loan was made for the purchase of a residence in connection with the job-related relocation. In August 2000, an executive received a non-interest bearing loan in the amount of $55,000. The loan is payable in full on April 30, 2003 and is secured by the executive's stock options on a dollar for dollar basis out of any proceeds received as a result of sale of shares of common stock.

9. Comprehensive Loss

                                      Three Months Ended              Six Months Ended
                                           June 30,                       June 30,
                                   -------------------------    ----------------------------
                                      2002           2001           2002            2001
                                   -----------    -----------    ------------    ------------
Net loss                           $(6,663,000)   $(5,854,000)   $(13,628,000)   $(11,785,000)
Net unrealized gains (losses) on
  investment securities                 77,000       (138,000)       (382,000)        202,000
                                   -----------    -----------    ------------    ------------
Comprehensive loss                 $(6,586,000)   $(5,992,000)   $(14,010,000)   $(11,583,000)
                                   ===========    ===========    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about our market and industry; uncertainties related to the progress, costs and results of our Phase III clinical trials; domestic and foreign regulatory approvals of AIDSVAX; the ability to manufacture AIDSVAX; our ability to commercialize AIDSVAX; our ability to manage our Celltrion manufacturing joint venture; the timing, and announcement of results, of either of our Phase III clinical trials, including the timing and announcement of results from any interim analyses; our intent to continue to invest resources in research and development; our intent to develop relationships and strategic alliances; our beliefs regarding the future success of AIDSVAX and other products currently under development or proposed to be developed or licensed; our beliefs regarding period to period results of operations; our beliefs regarding future growth and financial performance; our beliefs regarding the term, or termination, of our license agreement with Genentech; our beliefs regarding our revenues and revenue growth; our expectations regarding fluctuations in revenues and operating results; our intent to use all available funds for the development of vaccines; our intent not to declare or pay any cash dividends; our beliefs regarding our liquidity and capital resources; the ability of our Celltrion joint venture to raise necessary funding for execution of its business plan; and our beliefs regarding the impact of recent accounting pronouncements and revenue recognition matters. Reference should be made to the section of this report entitled "Risk Factors, and to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002 under the heading "Business," for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

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

OVERVIEW

In November 1995, VaxGen was formed to continue development of AIDSVAX. At that time, Genentech, Inc. licensed to us the technology necessary for completing development and commercialization of AIDSVAX. Currently, Genentech owns approximately 11% of our common stock.

Since our formation, we have focused on developing and testing AIDSVAX, a vaccine candidate designed to prevent infection by HIV, the virus that causes AIDS. We have developed formulations of AIDSVAX that focus on the predominant HIV subtype in North America, Europe, the Caribbean, and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and parts of East Asia (subtype E). We have commenced two Phase III clinical trials, one in North America and Europe and one in Thailand, to determine the efficacy of AIDSVAX. In October 1999, we completed the enrollment of over 5,400 trial volunteers for the North American/European Phase III clinical trial, which is being conducted in 59 clinical centers. In August 2000, we completed the enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok. Our laboratory, with funding from the National Institutes of Health ("NIH"), is also working on a formulation of AIDSVAX for use in Sub-Saharan Africa, India and China.

To date, we have generated $1,408,000 in revenue from grants from the NIH for research and development of HIV vaccine candidates along with funds received through a collaborative agreement with BBI Biotech Research Laboratories, Inc. ("BBI Biotech"), which is funded by the National Institute of Allergy and Infectious Diseases ("NIAID"), to obtain and store clinical specimens from our North American/European Phase III clinical trial. We anticipate only modest revenues from other governmental agencies or other grants or from collaborations with other entities over the next three to four years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2002, we had a deficit accumulated during the development stage of approximately $111,428,000. We anticipate incurring substantial losses over at least the next three to four years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

Our strategy is to develop, test and obtain regulatory approval for various formulations of AIDSVAX. The first two approvals we plan to obtain are in North America/Europe for the formulation being tested in the North America/Europe trial and in Thailand for the formulation being tested in the Thai trial. We intend to use Celltrion, a South Korean manufacturing joint venture in which we hold a significant interest, and/or other third parties, as our partner(s) for manufacturing and distribution. Genentech has an exclusive option to market and sell AIDSVAX products in North America. If Genentech does not exercise its exclusive marketing and sales option, we have the right to pursue third party arrangements for the marketing and sales of AIDSVAX products in North America.

RESULTS OF OPERATIONS

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

Contract Revenue

There was $238,000 in contract revenue for the six months ended June 30, 2002, compared to $421,000 for the six months ended June 30, 2001. Contract revenue in 2002 consisted of funds received as reimbursement of costs incurred related to a grant from the NIH for research and development of HIV vaccines. Research contract revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

Research and Development Expenses

Research and development expenses increased 9%, from $8,250,000 for the six months ended June 30, 2001 to $8,956,000 for the six months ended June 30, 2002. The increase is attributable to a $681,000 increase in salaries and benefits related to additional personnel hired in our Regulatory Affairs, Quality Systems and Manufacturing groups in preparation for the completion of our AIDSVAX phase III trials and advancing commercial development along with an increase of $306,000 for professional service fees offset by lower clinical site costs and fees paid to third parties associated with conducting the clinical trials.

General and Administrative Expenses

General and administrative expenses increased 6%, from $5,717,000 for the six months ended June 30, 2001 to $6,069,000 for the six months ended June 30, 2002. The increase was primarily due to the building of our infrastructure with an increase in salaries and related benefits expense of $328,000 along with higher occupancy costs of $365,000, offset by a decrease of $545,000 in legal fees.

Other Income, Net

Other income, net, consisting primarily of interest income, decreased 34%, from $1,761,000 for the six months ended June 30, 2001 to $1,159,000 for the six months ended June 30, 2002. This was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields.

Three months ended June 30, 2002 compared to the three months ended June 30,
2001

Contract Revenue

There was $220,000 in contract revenue for the three months ended June 30, 2002, compared to $346,000 for the three months ended June 30, 2001. Contract revenue in 2002 consisted of funds received as reimbursement of costs incurred related to a grant from the NIH for research and development of HIV vaccines. Research contract revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

Research and Development Expenses

Research and development expenses increased 15%, from $3,741,000 for the three months ended June 30, 2001 to $4,299,000 for the three months ended June 30, 2002. The increase is attributable to a $417,000 increase in salaries and benefits related primarily to additional personnel hired in our Regulatory Affairs and Quality Systems group in preparation for the completion of our AIDSVAX phase III trials and advancing commercial development along with an increase of $263,000 for professional service fees offset by lower clinical site costs and fees paid to third parties associated with conducting the clinical trials.

General and Administrative Expenses

General and administrative expenses decreased 7%, from $3,375,000 for the three months ended June 30, 2001 to $3,141,000 for the three months ended June 30, 2002. The decrease was primarily due to higher non-cash compensation expense in 2001 in the amount of $293,000, as a result of an employee settlement in the second quarter of 2001.

Other Income, Net

Other income, net, consisting primarily of interest income, decreased 39%, from $916,000 for the three months ended June 30, 2001 to $557,000 for the three months ended June 30, 2002. This was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $35,751,000 at June 30, 2002. We have financed our operations since inception through private placements of common stock and preferred stock, our initial public offering and capital provided by Genentech. Genentech has no obligation to provide future funding to us.

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

On May 23, 2001 we completed a preferred stock financing through which four investors paid us an aggregate of approximately $20,000,000 in consideration for 20,000 shares of our Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. In the event that there is no earlier conversion, we must redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds to us of $18,300,000. The proceeds from the Preferred Stock financing will be used to prepare our HIV/AIDS vaccine candidate, AIDSVAX, for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes.

In connection with the Preferred Stock financing, we issued warrants for the purchase of 297,177 shares of our common stock to our Preferred Stock investors. The warrants, which expire on May 23, 2006, originally had an exercise price of $25.2375 per share. On May 23, 2002, the exercise price was automatically adjusted to $14.133 per share, and the number of shares of common stock issuable on exercise of the warrants increased to 530,674, pursuant to the terms of the warrants.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through June 30, 2002, our gross investment in equipment and leasehold improvements was $5,814,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratory and the establishment of larger office facilities. Net cash used in operating activities for the six months ended June 30, 2002 was $12,161,000, representing expenditures for research and development costs and general and administrative expenses.

In October 1999, we entered into collaboration with the federal Centers for Disease Control and Prevention ("CDC") to support research at six of the 54 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX vaccine candidiate. The participating sites have continued to implement our Phase III protocol, as well as conducting epidemiological, social and behavioral research, which has been shared by us and the CDC. The sites have been compensated directly by the CDC for the clinical costs, which would have been incurred by us, and for conducting the additional research. The CDC has agreed to contribute approximately $8,000,000 to the participating sites over a four-year period.

In 2001, we finalized a collaborative agreement with BBI Biotech, which is being funded by the NIAID, an agency within the National Institutes of Health, to obtain and store clinical specimens from our North American/European Phase III clinical trial. The project is being funded under a contract, which NIAID awarded BBI Biotech for seven years. Under a subcontract with BBI Biotech, we will receive a gross amount of approximately $1,730,000 to support the establishment of the sample collection. We recognized approximately $780,000 for the year ended December 31, 2001. In 2002, we have recognized no income. If AIDSVAX proves successful in our Phase III clinical trials, the samples will be used to determine if the vaccine candidate induced a cellular immune response in the volunteers who received the active vaccine.

Also in 2001, we were awarded a grant from the NIH to continue the development of a vaccine candidate designed to prevent infection by HIV subtype C, the most widespread form of the virus. The Small Business Innovation Research Fast Track grant, which is split into two phases, provides up to $1,131,000 for the development program. We earned approximately $238,000 for the six months ended June 30, 2002 as part of the second phase of the grant. We had received an aggregate amount of $150,000 in 2000 and 2001 related to the first phase of the grant. The NIH grant will allow us to create and conduct laboratory tests of a subtype C vaccine candidate that could be used alone in Southern Africa and India, or it could be combined with a vaccine against the B and E subtypes for regions of the world, such as China, where all three subtypes are in circulation.

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, named Celltrion, which intends to raise up to approximately $122 million, consisting of up to approximately $52 million in cash, a $40 million bank loan and an in-kind investment of mammalian cell culture technology and production support valued at a minimum of $30 million, to build and operate a facility in Incheon, South Korea, to manufacture AIDSVAX. We have no further funding obligation to Celltrion. The joint venture also intends to fund a capital contribution of $7 million towards construction of a smaller facility in the South San Francisco, California area to support licensure and commercial launch of AIDSVAX. We believe that both facilities, once constructed, would be designed for commercial manufacture of AIDSVAX, if it proves safe and effective and is approved by the FDA.

We provided mammalian cell culture technology and biologics production expertise to the joint venture, in exchange for an initial 52% interest in the joint venture. We currently are Celltrion's single-largest stockholder. After three planned rounds of financing, our fully diluted ownership will be approximately 44%. As of June 30, 2002, the South Korean investors had contributed approximately $38.4 million in cash. As a result, we currently have a 50.4% interest in the joint venture. The South Korean partners will provide the funding necessary to design and construct both facilities and to validate and operate the Incheon facility. We will provide the funding necessary to validate and operate the South San Francisco area facility. In the event that AIDSVAX is proven successful and the Incheon facility is validated and licensed to produce AIDVAX, Celltrion would produce bulk material that will be sold to us.

We believe that our existing cash and cash equivalents and investment securities, together with investment income and funds from other potential collaborative arrangements, will enable us to meet our forecasted expenditures through the anticipated completion of our North American/European and Thai Phase III clinical trials and into the second half of 2003. However, we may need to raise additional funds to support the necessary manufacturing and development programs if we apply for regulatory approval of the vaccine.

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

o the need for leasehold improvements to facilities and the purchase of additional capital equipment including the funds that may be needed to complete the construction of the South San Francisco area facility;

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

Our success may depend entirely on the success of AIDSVAX. In particular, we must be able to:

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

To gain FDA regulatory approval for the sale of AIDSVAX in the United States, we believe, based on discussions with the FDA and the recommendations of its Vaccine and Related Biological Products Advisory Committee, that we will need to demonstrate that the AIDSVAX vaccine reduces the level of HIV infection by at least 30% at a 95% confidence level of statistical significance. While these discussions and the vote of the Vaccine and Related Biological Products Advisory Committee are not binding on the FDA, they are generally followed. A confidence level of 95% means that if the clinical trial were repeated, 95 times out of 100 we would see at least a 30% greater reduction in HIV infections among volunteers who received AIDSVAX compared with volunteers who received a placebo. In the context of our North American/European clinical trial, which represents a small sampling from the entire population, this means that, in order to establish at least a 30% efficacy at a statistically significant level, there must be an observed reduction in the incidence of HIV in the group receiving the vaccine compared to the control group of between 45% to 65%, or possibly a higher percentage, depending on various factors that will have a bearing on the statistical significance of the clinical trial results. These factors include the number of patients ultimately retained in the study, the rate of HIV infection in the control group and the length of time associated with the clinical observation period. We anticipate that the efficacy required to obtain regulatory approval to market AIDSVAX in foreign countries will vary from one country to another and may differ significantly from that required by the FDA.

Delay in completing our clinical trials could jeopardize our ability to obtain regulatory approval to market AIDSVAX in the United States or abroad on a timely basis.

Our clinical trials could be delayed for a variety of reasons, including:

o lower-than-anticipated retention rate of volunteers in the trial;

o serious adverse events related to the vaccine; or

o different interpretations of our preclinical and clinical data, which could lead initially to inconclusive results.

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

o If regulatory approval of the vaccine candidate is granted, the marketing of AIDSVAX would be subject to adverse event reporting requirements and the FDA's general prohibition against promoting products for unapproved or "off-label" uses.

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

To date, we have engaged primarily in research, development and clinical testing. At June 30, 2002, we had an accumulated deficit of approximately $111.4 million. We sustained net losses of approximately $2.1 million in 1996, $3.1 million in 1997, $9.2 million in 1998, $23.3 million in 1999, $31.8 million in 2000 and $24.4 million in 2001. We expect to incur substantial losses for at least an additional three to four years.

If we need additional funds, and are unable to raise them, we would have to curtail or cease operations.

We cannot be certain that our existing capital resources, together with the funding from the Centers for Disease Control and Prevention and the funding from the National Institute of Allergy and Infectious Diseases, will be sufficient to support our current and planned operations through commercialization of AIDSVAX. We do not expect AIDSVAX to be commercially available until at least the fourth quarter of 2004. The North American/European Phase III clinical trial is anticipated to be completed in the fourth quarter of 2002. Once the trial is completed, we will need to analyze the data and, if favorable, prepare our Biologics License Application for submission to the FDA, which typically takes between six and 12 months to be accomplished. The FDA review process could take at least an additional six months. We anticipate that it would take at least six months after obtaining regulatory approval for the pilot manufacturing facility, or another third party, to begin commercialization of AIDSVAX.

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

      o     we need to manufacture AIDSVAX ourselves using our own facilities;
            or

      o     additional trials are required.

We cannot assure you that we will be able to raise sufficient funds in the future. If we fail to raise sufficient funds, we would have to curtail or cease operations. We believe that our existing cash and cash equivalents and investment securities, together with investment income and funds from collaborative arrangements, will enable us to meet our forecasted expenditures through the anticipated completion of our North American/European and Thai Phase III clinical trials. However, we may need to raise additional funds to support the necessary manufacturing and development programs required to obtain regulatory approval.

Formation of our South Korean manufacturing joint venture is not yet completed, and even if completed, may not be successful at manufacturing or supplying AIDSVAX in necessary quantities, or at all.

In February 2002 we entered into a joint venture, Celltrion, with a group of South Korean investors for the purpose of building and operating a manufacturing facility in Incheon, South Korea, and a smaller manufacturing facility in the South San Francisco area. We have not yet completed the full capitalization of, or the transfer of all technology to, Celltrion. If:

o the investors in Celltrion are unable or unwilling for any reason to complete funding Celltrion;

o Celltrion is otherwise unable to raise the anticipated, or necessary, funding;

o we are for any reason unable to transfer to Celltrion the technology necessary for the manufacture of AIDSVAX;

o the remaining capitalization of Celltrion is not raised; or

o for any other reason Celltrion is not properly capitalized or does not receive the necessary technology for the manufacture of AIDSVAX,

Celltrion will be unable to complete its capitalization, and would be unable to build a manufacturing facility in Incheon, South Korea or in the South San Francisco area. Even if Celltrion successfully builds its manufacturing facility, there can be no assurance that the facilities will pass domestic or foreign regulatory approvals or be able to manufacture AIDSVAX in commercial quantities, or at all, or that they will be able to manufacture AIDSVAX on a cost-effective basis. There also can be no assurance that the building of either manufacturing facility will be completed on time and will not be subject to cost overruns.

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

                Risks Relating to our Relationship with Genentech

We intend to rely on third parties for the sale, marketing and commercialization of AIDSVAX. Our lack of sales and marketing personnel and distribution relationships may impair our ability to generate revenues.

We have no sales, marketing or commercialization capability. Genentech currently has an exclusive option to market and sell AIDSVAX in North America. If Genentech does not elect to exercise its option to market and sell the product in North America, we will need to identify and engage another partner to market and commercialize AIDSVAX. We cannot assure you that we would be able to establish marketing or commercialization arrangements with third parties in a timely manner or on favorable terms, or at all.

If Genentech were to terminate our license agreement, we would not be able to develop or market AIDSVAX.

Our license agreement with Genentech, as amended effective as of May 1, 2002, permits Genentech to terminate the agreement, or terminate the exclusivity of our license, if we:

      o fail to use due diligence in developing, seeking regulatory approval for, marketing or commercializing products covered by the amended Genentech license agreement;

      o fail to file the first market approval application for AIDSVAX with the FDA prior to May 1, 2004; provided, that this date may be extended to May 1, 2006 if our phase III clinical trials do not meet all of their primary endpoints;

      o breach the license agreement and fail to cure the breach within the time period provided in the agreement.

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

The 20,000 outstanding shares of Series A preferred stock are initially convertible into approximately 861,383 shares of common stock, obtained by dividing $20 million by $23.2185, which represents a 15% premium to the closing price of $20.19, calculated for purposes of the private placement that closed on May 23, 2001. The outstanding warrants were initially exercisable for 297,177 shares of common stock; however, on May 23, 2002 the exercise price of the warrants was automatically adjusted to $14.133 per share, and the number of shares of common stock issuable on exercise of the outstanding warrants increased to 530,674, pursuant to the terms of the warrants. The number of shares of common stock issuable by us upon conversion of the Series A preferred stock and exercise of the warrants can increase substantially in certain events, including our issuance of common stock at prices less than the conversion price of the Series A preferred stock or the exercise price of the warrants. If a warrant is exercised, then the conversion price of the Series A preferred stock would automatically be reduced to $14.133 per share. Any such conversion price adjustment could result in the issuance of up to approximately 554,000 additional shares, assuming a conversion price of $14.133 per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U.S. Government, Federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At June 30, 2002, we held government debt instruments and corporate obligations in the principal amount of $31,489,000. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2002, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

We have exposure to foreign exchange rate risk primarily related to our conducting a clinical trial in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand's currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting the clinical trial in Thailand are priced in Baht. For the six months ended June 30, 2002, we have incurred no foreign exchange gains or losses.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2002 Annual Meeting of Stockholders held on May 29, 2002, the stockholders were asked to vote on five items as follows:

1. To elect seven directors, Lance K. Gordon, Donald P. Francis, Phillip W. Berman, David W. Beier, Randall L-W. Caudill, Stephen C. Francis and William D. Young to serve until the 2003 Annual Meeting of Stockholders or until their earlier retirement, resignation or removal;

2. To ratify the selection of KPMG LLP as our independent auditors for the 2002 fiscal year;

3. To approve an amendment to the 1996 Stock Option Plan to increase the number of options authorized for issuance thereunder from 3,250,000 to 4,750,000;

4. To approve an amendment to the 1996 Stock Option Plan to add a provision that will automatically increase the number of shares reserved under that plan by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year beginning with January 2003 and ending with January 2007; and

5. To approve amendments to the 1998 Director Stock Option Plan to increase the number of options authorized for issuance thereunder from 37,500 to 300,000 and to modify the number of options granted to non-employee directors annually.

The results of the matters presented at the annual meeting, were as follows:

1. Lance K. Gordon, Donald P. Francis, Phillip W. Berman, David W. Beier, Randall L-W. Caudill, Stephen C. Francis and William D. Young were elected as directors of VaxGen until the 2003 Annual Meeting of Stockholders as follows:

                                                    For           Withheld
                                                 ----------        -------
      Lance K. Gordon                            12,759,639         51,170
      Donald P. Francis                          12,695,599        115,210
      Phillip W. Berman                          12,760,029         50,780
      David W. Beier                             12,758,284         52,525
      Randall L-W. Caudill                       12,760,579         50,230
      Stephen C. Francis                         12,759,678         51,131
      William D. Young                           12,760,789         50,020

2. The ratification of KPMG LLP as independent auditors of VaxGen for the 2002 fiscal year was approved as follows:

         For             Against       Abstain    Broker Non-Votes
         ---             -------       -------    ----------------
      12,712,048         89,054         9,707           0

3. The approval of an amendment to the 1996 Stock Option Plan to increase the number of options authorized for issuance thereunder from 3,250,000 to 4,750,000 was approved as follows:

         For             Against       Abstain    Broker Non-Votes
         ---             -------       -------    ----------------
       4,837,174        583,486        18,753           0

4. The approval of an amendment to the 1996 Stock Option Plan to add a provision that will automatically increase the number of shares reserved under that plan by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year beginning with January 2003 and ending with January 2007 was approved as follows:

         For             Against       Abstain    Broker Non-Votes
         ---             -------       -------    ----------------
       4,816,852        605,701        16,861           0

5. The approval of amendments to the 1998 Director Stock Option Plan to increase the number of options authorized for issuance thereunder from 37,500 to 300,000 and to modify the number of options granted to non-employee directors annually were approved as follows:

         For             Against       Abstain    Broker Non-Votes
         ---             -------       -------    ----------------
       4,818,971        602,835        17,607           0

ITEM 5. OTHER INFORMATION

Amended and Restated License and Supply Agreement with Genentech

Our License and Supply Agreement with Genentech defines the working relationship between our two companies. The Genentech license agreement covers a vaccine based on, containing, incorporating or using the recombinant gp120 subunit protein developed by Genentech to prevent, but not treat, HIV infection and/or AIDS. Under the agreement, Genentech has granted us an exclusive license to all patents, patent applications and know-how directly related to this product. Certain portions of the licensed technology are sub-licensed to us under licenses from third parties to Genentech.

On July 2, 2002, we announced that the Genentech license agreement had been amended and restated to give us greater flexibility in commercializing AIDSVAX. A summary of the significant changes to the Genentech license agreement is as follows:

      o Genentech no longer has an option to manufacture AIDSVAX on a commercial basis.

      o Genentech has an option to use, sell, offer for sale and import, on an basis, AIDSVAX and certain other products in the United States, Mexico and Canada (previously, this option extended to the entire world). Genentech must exercise this option, if at all, prior to 90 days from the date we deliver to Genentech a report from our phase III clinical that the trial has met all of its primary endpoints, in a form suitable for filing with the FDA for marketing approval.

      o If Genentech exercises its option, VaxGen and Genentech will share net profits from sales of the licensed products in North America, 30% and 70%, respectively.

      o If Genentech does not exercise its option, and in any event for all sales outside of North America, Genentech will receive a royalty equal to 15% of net sales of the licensed products, except that the royalty owed to Genentech for such sales shall be reduced by a proportional amount, to a minimum rate of 7.5%, for sales to the World Health Organization or the United Nations for use in a third world country at a price lower than the average price charged in private markets in such country.

      o The license agreement cannot be terminated by Genentech for our failure to maintain previously specified tangible net worth levels.

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

Under the Genentech license agreement, if Genentech exercises its exclusive marketing and sales option in North America, it would have a fully paid-up, exclusive, license in North America under all improvements to the licensed know-how or patent rights that we own. Furthermore, Genentech will have such a license if Genentech terminates the Genentech license agreement before the expiration of the 15-year term or if we voluntarily terminate the agreement. Genentech will remain responsible for the filing, prosecution and maintenance of all licensed patent rights, in consultation with us, at our expense.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

Exhibit
  No.                  Description
  ---                  -----------
10.38 Amended and Restated License and Supply Agreement between VaxGen, Inc. and Genentech, Inc., entered into effective as of May 1, 2002 (incorporated by reference to Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on July 15, 2002).

 99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2   Principal Financial Officer Certification Pursuant to 18 U.S.C.
        Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

A current report on Form 8-K, dated May 13, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had announced (i) that AIDSVAX had cleared its seventh safety review with the Data and Safety Monitoring Board, (ii) our first quarter financial results, and (iii) the resignation of Ruth B. Kunath from our Board of Directors and Audit and Compensation Committees.

A current report on Form 8-K, dated July 15, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had announced (i) that it had entered into an Amended and Restated License and Supply Agreement with Genentech, and (ii) that it had hired Piers Whitehead as Vice President of Corporate and Business Development.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VaxGen, Inc.


Dated:   August 14, 2002                     By: /s/ Carter A. Lee
                                                 -----------------------------

                                                 Carter A. Lee
                                                 Senior Vice President
                                                 Finance & Administration
                                                 (Principal Financial Officer)