Form 10-Q
period 2002-09-30
VAXGEN INC
filed 2002-11-15
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The issuer has one class of common stock with 14,493,774 shares outstanding as of October 31, 2002.

                                  VaxGen, Inc.

                                    Form 10-Q

                    For the Quarter Ended September 30, 2002

                                Table of Contents

Part I.   Financial Information                                       Page

Item 1    Financial Statements:
          Condensed Balance Sheets ..................................    2
          Condensed Statements of Operations ........................    3
          Condensed Statements of Cash Flows ........................    4
          Notes to Condensed Financial Statements ...................    5

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations:
          Overview .................................................    10
          Results of Operations .....................................   11
          Liquidity and Capital Resources ...........................   12
          Risk Factors  .............................................   15

Item 3    Quantitative and Qualitative Disclosures About Market Risk.   21

Item 4    Controls and Procedures ....................................  21

Part II. Other Information

Item 5    Other Information ..........................................  22

Item 6    Exhibits and Reports on Form 8-K ...........................  23
          Signature ..................................................  24
          Certifications .............................................  25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                            ASSETS
                                                                                      September 30,     December 31,
                                                                                           2002             2001
                                                                                      -------------    -------------
Current assets:
Cash and cash equivalents                                                             $   5,187,000    $   7,499,000
Restricted cash                                                                             500,000               --
Investment securities                                                                    20,536,000       40,911,000
Interest receivable                                                                         196,000          620,000
Prepaid expenses and other current assets                                                 2,286,000        1,156,000
                                                                                      -------------    -------------
Total current assets                                                                     28,705,000       50,186,000

Property and equipment, net                                                               3,232,000        2,987,000
Employee loans receivable                                                                   135,000           55,000
Other assets                                                                                332,000          144,000
                                                                                      -------------    -------------
Total assets                                                                          $  32,404,000    $  53,372,000
                                                                                      =============    =============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Payable to Genentech                                                                  $   1,270,000    $   2,250,000
Accounts payable                                                                            496,000          557,000
Accrued liabilities                                                                       3,449,000        2,106,000
Dividends payable to redeemable convertible
     preferred stockholders                                                                 300,000               --
Current portion of long-term obligations                                                     20,000           31,000
                                                                                      -------------    -------------
Total current liabilities                                                                 5,535,000        4,944,000

Long-term obligations                                                                            --           22,000

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 20,500 shares authorized:
    Series A 6% cumulative convertible stock, $0.01 par value, 20,000 shares issued and outstanding at September 30, 2002 and December 31, 2001 (liquidation
    preference of $20,000,000 at September 30, 2002)                                     16,878,000       15,845,000

Stockholders' equity:
Preferred stock, $0.01 par value, 19,979,500 shares
  authorized; none issued or outstanding                                                         --               --
Common stock, $0.01 par value, 40,000,000 shares
  authorized; 14,493,774 and 14,300,600 shares issued
  and outstanding at September 30, 2002 and
  December 31, 2001, respectively                                                           144,000          143,000
Additional paid-in capital                                                              129,619,000      128,387,000
Deferred stock compensation                                                                (174,000)        (516,000)
Accumulated other comprehensive income -
  unrealized gain on investment securities                                                  356,000          877,000
Deficit accumulated during the development stage                                       (119,954,000)     (96,330,000)
                                                                                      -------------    -------------
Total stockholders' equity                                                                9,991,000       32,561,000
                                                                                      -------------    -------------
Total liabilities and stockholders' equity                                            $  32,404,000    $  53,372,000
                                                                                      =============    =============

           See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                    Period from
                                                         Three Months Ended             Nine Months Ended             Inception
                                                           September 30,                  September 30,         (November 27, 1995)
                                                     --------------------------    ---------------------------        through
                                                        2002           2001            2002           2001      September 30, 2002
                                                     -----------   ------------    ------------   ------------  ------------------
Revenue:

Contract revenue                                     $   132,000   $         --    $    370,000   $    421,000    $  1,540,000

Operating expenses:

Research and development:
Genentech expenses                                        96,000        706,000         703,000      1,208,000      12,481,000
Other                                                  4,846,000      3,757,000      13,195,000     11,505,000      66,297,000
                                                     -----------   ------------    ------------   ------------    ------------
Total research and development                         4,942,000      4,463,000      13,898,000     12,713,000      78,778,000

General and administrative expenses                    3,608,000      2,494,000       9,677,000      8,212,000      50,987,000
                                                     -----------   ------------    ------------   ------------    ------------

Loss from operations                                  (8,418,000)    (6,957,000)    (23,205,000)   (20,504,000)   (128,225,000)
                                                     -----------   ------------    ------------   ------------    ------------

Other income (expense):
Investment income, net                                   658,000        769,000       1,821,000      2,545,000      13,083,000
Interest expense                                              --         (4,000)         (4,000)       (18,000)        (92,000)
                                                     -----------   ------------    ------------   ------------    ------------
Total other income, net                                  658,000        765,000       1,817,000      2,527,000      12,991,000
                                                     -----------   ------------    ------------   ------------    ------------

Net loss                                              (7,760,000)    (6,192,000)    (21,388,000)   (17,977,000)   (115,234,000)

Charges attributed to convertible preferred stock:

     Dividends                                          (300,000)      (300,000)       (903,000)      (427,000)     (1,643,000)
     Accretion of redemption value                      (466,000)      (430,000)     (1,333,000)      (572,000)     (2,343,000)
     Beneficial conversion charge                             --             --              --       (734,000)       (734,000)
                                                     -----------   ------------    ------------   ------------   -------------
Net loss applicable to common shareholders           $(8,526,000)  $ (6,922,000)   $(23,624,000)  $(19,710,000)  $(119,954,000)
                                                     ===========   ============    ============   ============   =============

Net loss per share applicable to common
     shareholders, basic and diluted                 $     (0.59)  $      (0.49)   $      (1.64)  $      (1.40)
                                                     ============  ============    ============   ============

Weighted average shares used in computing
     basic and di1uted loss per share                 14,472,000     14,184,000      14,378,000     14,118,000
                                                     ===========   ============    ============   ============

           See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Period from
                                                                      Nine Months Ended              Inception
                                                                        September 30,            (November 27, 1995)
                                                              -------------------------------          through
                                                                   2002               2001        September 30, 2002
                                                              -------------      -------------    ------------------
Cash flows from operating activities:
Net loss                                                      $ (21,388,000)     $ (17,977,000)     $(115,234,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                       728,000            689,000          2,986,000
Amortization of premiums and
   discounts on investment securities, net                           34,000             14,000           (796,000)
Stock compensation expense                                          559,000          1,094,000         15,116,000
Note receivable allowance                                                --                 --            487,000
Warrants issued to consultants                                       47,000            228,000            275,000
   Changes in assets and liabilities:
     Restricted cash                                               (500,000)                --           (500,000)
     Interest receivable                                            424,000            153,000           (196,000)
     Prepaid expenses and other current assets                   (1,130,000)         2,031,000         (3,179,000)
     Employee loans receivable and other assets                    (268,000)            99,000           (356,000)
     Payable to Genentech                                          (980,000)        (1,017,000)         1,270,000
     Accounts payable, accrued liabilities
       and other long-term obligations                            1,250,000           (516,000)         4,259,000
                                                              -------------      -------------      -------------
Net cash used in operating activities                           (21,224,000)       (15,202,000)       (95,868,000)
                                                              -------------      -------------      -------------
Cash flows from investing activities:
Purchase of investment securities                               (13,350,000)       (19,320,000)      (178,857,000)
Proceeds form sale and maturities of
   investment securities                                         33,170,000         19,459,000        159,473,000
Purchase of property and equipment                                 (973,000)          (445,000)        (6,071,000)
Long-term lease deposits                                                 --                 --           (120,000)
                                                              -------------      -------------      -------------
Net cash provided by (used in)
  investing activities                                           18,847,000           (306,000)       (25,575,000)
                                                              -------------      -------------      -------------
Cash flows from financing activities:
Proceeds from issuance of preferred stock                                --         18,347,000         18,342,000
Payments under capital lease obligations                            (33,000)           (24,000)          (118,000)
Stock issued to Genentech                                                --                 --          1,025,000
Stock issued to other founders                                           --                 --             20,000
Stock issued in private placements                                       --                 --         65,164,000
Stock issued in initial public offering                                  --                 --         46,345,000
Issuance costs of private placements                                     --                 --         (4,208,000)
Issuance costs of initial public offering                                --                 --         (4,386,000)
Return of capital on redeemable convertible preferred stock        (300,000)                --           (300,000)
Exercise of employee stock options                                  223,000          1,105,000          3,469,000
Employee stock purchase plan                                        175,000                 --            277,000
Loans from Genentech                                                     --                 --          1,000,000
                                                              -------------      -------------      -------------
Net cash provided by financing activities                            65,000         19,428,000        126,630,000
                                                              -------------      -------------      -------------
Increase (decrease) in cash and equivalents                      (2,312,000)         3,920,000          5,187,000
Cash and cash equivalents at beginning of
  period                                                          7,499,000          5,426,000                 --
                                                              -------------      -------------      -------------
Cash and cash equivalents at end
  of period                                                   $   5,187,000      $   9,346,000      $   5,187,000
                                                              -------------      -------------      -------------
Supplemental schedule of non cash investing and financing
activities:
Stock dividend on redeemable convertible preferred stock      $     903,000      $     427,000      $   1,643,000
Accretion of redemption value of redeemable
  convertible preferred stock                                     1,333,000            572,000          2,343,000
Recognition of beneficial conversion feature
  of redeemable convertible preferred stock                              --            734,000            734,000
Recognition of fair value of common stock warrants issued
  with redeemable convertible preferred stock                            --                 --          3,507,000
Equipment acquired through capital leases                                --                 --            138,000
Issuance of stock through conversion of
  Genentech note payable                                                 --                 --          1,000,000
Note receivable partially settled by severance obligation                --                 --            406,000
                                                              -------------      -------------      -------------

           See accompanying notes to condensed financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

                     Notes to Condensed Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

2. Non-Cash Compensation

On April 1, 1999, our stockholders approved an increase in the number of shares of common stock reserved for grant under our 1996 Stock Option Plan to 1,750,000 shares. This represents the measurement date for stock options granted to employees earlier in 1999 and in 1998, which were granted subject to stockholder approval of the plan amendment. As a result, we recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of our common stock on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The balance of deferred compensation is being amortized on a straight-line basis to expense over the remaining vesting period of the options. Additional non-cash compensation has been incurred as a result of stock option grants subsequent to our initial public offering in June 1999 along with stock issued related to our 401(k) company match. Total non-cash compensation for the nine months ended September 30, 2002 was $560,000 as compared to $1,095,000 for the comparable period in 2001.

3. Loss per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of 3,172,646 shares of common stock subject to outstanding stock options, 956,762 shares of common stock subject to outstanding warrants and 861,383 shares of common stock reserved for conversion of the Series A Preferred Stock are excluded from the diluted earnings per share calculation for the period ended September 30, 2002, and 2,136,689 shares of common stock subject to outstanding stock options and 720,165 shares of common stock subject to outstanding warrants and 861,383 shares of common stock reserved for conversion of the Series A Preferred Stock are excluded from the diluted earnings per share calculation for the period ended September 30, 2001, because the representative share increments would be antidilutive.

4. New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on our financial statements.

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

5. Redeemable Convertible Preferred Stock Financing

We entered into a Securities Purchase Agreement dated as of May 23, 2001 with four investors, whereby we received approximately $20,000,000 in consideration for the sale of 20,000 shares of our Series A 6% Cumulative Convertible Preferred Stock (the "Preferred Stock") and the issuance of Common Stock Purchase Warrants described below. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds to us of approximately $18,300,000. These proceeds are being used to prepare our HIV/AIDS vaccine candidate, AIDSVAX(R) ("AIDSVAX"), for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes. During the second and third quarters of 2002, we returned $300,000 to our holders of Preferred Stock in exchange for their agreement to limit as-converted voting of their Preferred Stock. We have accounted for the payments as a return of capital to the holders of Preferred Stock.

A summary of the significant terms of the Preferred Stock financing is as follows:

Conversion

Each share of Preferred Stock can be converted into common stock at the option of the holder at any time after issuance according to a conversion ratio, subject to adjustment for dilution or certain equity adjustments. The initial conversion ratio is determined by dividing the liquidation value ($1,000 per share plus accrued dividends) by the original conversion price of $23.2185 per share then multiplied by the number of shares to be converted. Subsequent to October 31, 2002, one of the holders of Preferred Stock exercised a warrant, which had the effect, under the anti-dilution provisions applicable to the Preferred Stock, of reducing the conversion price of the Preferred Stock to $14.133, and subsequently converted 3,500 shares of Preferred Stock in exchange for 252,724 shares of common stock, which included shares issued for accrued but unpaid dividends. We may also force conversion of the Preferred Stock into common stock if, at any time after May 23, 2002, the weighted average price per share of our stock for at least 20 out of 30 consecutive trading days equals or exceeds $24.73.

Redemption

In the event that there is no earlier conversion, we must redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. We may, within certain limits, pay up to 50% of such redemption price in shares of our common stock.

We account for the difference between the carrying amount of the Preferred Stock and the redemption amount by increasing the carrying amount for periodic accretion, so that the carrying amount will equal the redemption amount at the scheduled redemption date. The accretion of the redemption value of the Preferred Stock for the nine months ended September 30, 2002 amounted to $1,333,000, which is comprised of $877,000 related to the accretion of the fair value of the Common Stock Purchase Warrants and $456,000 related to the accretion of offering costs associated with the issuance of the Preferred Stock.

Dividends

Each share of Preferred Stock is entitled to receive annual dividends of 6%, payable on June 30 and December 31, beginning on December 31, 2001. If not paid within five days of either such date, the dividend will accumulate and compound. Payment of the dividend accrued between January 1 and June 30, 2002, in the amount of $30.17 per share of Preferred Stock, was made on July 1, 2002 in the form of 106,794 shares of common stock. Net loss applicable to common stockholders for the nine months ended September 30, 2002 includes a non-cash charge of $903,000 for Preferred Stock dividends.

Voting

Each share of Preferred Stock has voting rights equal to the number of shares of common stock into which it is convertible on the record date of the vote, based on a conversion price of $19.824 per share.

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

We have valued the Warrants at $11.80 per share, resulting in a total value of approximately $3,500,000. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to additional paid-in-capital. The discount is being amortized over three years, and accordingly, net loss to common stockholders for the nine months ended September 30, 2002 reflects a non-cash charge of approximately $877,000. The fair value of the Warrants was calculated using the Black-Scholes model.

Effect of Beneficial Conversion Feature

The Preferred Stock was issued with a beneficial conversion feature, which was valued at $734,000. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as an in-substance dividend to the holders of Preferred Stock, which increases the net loss applicable to common stockholders.

6. Celltrion Joint Venture

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, which intends to raise up to approximately $122 million, consisting of up to approximately $52 million in cash, a $40 million bank loan and an in-kind investment of cell culture technology and production support valued at a minimum of $30 million, to build and operate a facility in Incheon, South Korea, to manufacture AIDSVAX. We have no further funding obligation to Celltrion, although we are responsible for all costs of validation, operation and licensure of the manufacturing facility in South San Francisco, California, which initially will be owned by Celltrion. The joint venture also is obligated to contribute $7 million to a subsidiary for the purpose of funding construction of a smaller manufacturing facility in South San Francisco, California. The facility is intended to support the licensure and commercial launch of AIDSVAX. We would fund any additional capital costs related to the smaller facility. We believe that both facilities, once constructed, would be designed for commercial manufacture of AIDSVAX, if it proves safe and effective and is licensed by the U.S. Food and Drug Administration. The South Korean investors participating in the joint venture, known as Celltrion Inc., are Nexol Corp., Nexol Biotech Co. Ltd., Korea Tobacco & Ginseng Corp., and J. Stephen & Co. Ventures Ltd.

As of September 30, 2002, the South Korean investors had contributed approximately $40.6 million in cash to Celltrion of the $47.0 million in cash that the joint venture agreement between us and Celltrion requires to have been funded by the end of August 2002, and secured a $40 million loan with a Korean bank. As a result of the cash investment, we currently have a 49.0% interest in Celltrion, although if funding is completed as intended, our interest will be approximately 44%. In the event that AIDSVAX is proven successful and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to us. However, in the event that AIDSVAX is proven to be unsuccessful, we believe the Incheon facility would be used to manufacture other biopharmaceutical products, in which we would share in the profits based on our percentage ownership.

As part of our investment in the joint venture, we provided mammalian cell culture technology and biologics production expertise to Celltrion in exchange for an initial 52% interest in the joint venture. We have no further funding obligation to Celltrion, although we are responsible for all costs of validation, operation and licensure of the manufacturing facility in South San Francisco, California, which originally will be owned by a subsidiary of Celltrion. After three planned rounds of financing, our fully diluted ownership will be approximately 44%. The South Korean partners plan to provide the funding that we believe is necessary to design and construct the Incheon facility and to validate and operate the Incheon facility. We intend to provide the funding necessary to validate and operate a facility in South San Francisco. The Incheon facility is being designed to be built on approximately 23 acres of land sold to Celltrion by the city of Incheon at a discount to prevailing market rates.

The Board of Directors of Celltrion is comprised of five individuals, two from VaxGen and the remaining three from the joint venture partners. We are contractually entitled to hold two of the five director seats for so long as we retain at least 66 2/3% of our initial shareholdings. Based on the management structure of Celltrion, we do not have outright control of Celltrion regardless of ownership. Also, we have less than 50% ownership of the voting stock of Celltrion. As a result, we will account for the joint venture using the equity method of accounting from inception of the joint venture. Since the historical cost of the non-monetary assets that we contributed is zero, there is no investment to be recorded for the technology contributed. Additionally, we would not be able to pick up equity in earnings until such time that we have recovered losses not recognized.

Under the terms of the joint venture agreement, Celltrion is obligated to invest $7 million to capitalize a new corporation, VaxGen-Celltrion, Inc. ("VCI"), and Celltrion will initially be the sole shareholder of VCI, receiving seven million shares of common stock in exchange for its $7 million capital contribution. The capitalization of VCI will be used to design and construct the manufacturing facility in the South San Francisco, California area for our use to support licensure and commercial launch of AIDSVAX, if it proves successful. If the Incheon facility is validated and licensed to produce AIDSVAX, we believe the VCI facility would be utilized to develop and manufacture other biopharmaceutical products for us. In addition, if we receive FDA approval to market AIDSVAX, we are required to purchase all VCI shares held by Celltrion, at a purchase price of $1.00 per share plus interest. In July 2002, Celltrion made an initial investment of $3 million to capitalize VCI, while the remaining $4 million is required to be funded by December 31, 2002. The Board of Directors of VCI is comprised of three individuals, two of whom are from VaxGen. We will supervise the design and construction of the manufacturing facility and are responsible for all costs of validation, operation and licensure of the facility, provided, that we shall have the right to suspend or terminate our obligation with respect to such costs in the event that the outcome of our pending Phase III clinical trials of AIDSVAX are unfavorable or in the event that regulatory approval of AIDSVAX is otherwise delayed or denied. At the end of each calendar year, VCI will issue us one share of its common stock for every dollar expended by us in connection with the validation, operation and licensure of the facility. Given the contingent nature of our option to purchase VCI and the uncertainty regarding the recovery of its investment, capital contributions and payments made on behalf of VCI have been expensed. For the nine-month period ended September 30, 2002, such contributions and payments have been approximately $200,000.

7. Equity Incentive Plans

On May 29, 2002, our stockholders approved amendments to our 1996 Stock Option Plan (the "1996 Plan") and the 1998 Director Stock Option Plan (the "1998 Plan"). The amendments to the 1996 Plan increased the number of shares of common stock reserved for issuance under the 1996 Plan from 3,250,000 to 4,750,000, and also added a provision that will automatically increase the number of shares reserved under the 1996 Plan by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year, beginning with January 2003 and ending with January 2007. The amendments to the 1998 Plan increased the number of shares of common stock reserved for issuance under the 1998 Plan from 37,500 to 300,000 and modified the number of options granted to non-employee directors annually.

8. Related Party Transactions

On July 2, 2002, we announced that the Genentech license agreement had been amended and restated to give us greater flexibility in commercializing AIDSVAX. A summary of the significant changes to the Genentech license agreement is as follows:

      o Genentech no longer has an option to manufacture AIDSVAX on a commercial basis.

      o Genentech has an exclusive option to use, sell, offer for sale and import, on an exclusive basis, AIDSVAX and certain other products in the United States, Mexico and Canada (previously, this exclusive option extended to the entire world). Genentech must exercise this exclusive option, if at all, prior to 90 days from the date we deliver to Genentech a final report from our phase III clinical that the trial has met all of its primary endpoints, in a form suitable for filing with the FDA for marketing approval.

      o If Genentech exercises its exclusive option, VaxGen and Genentech will share net profits from sales of the licensed products in North America, 30% and 70%, respectively.

      o If Genentech does not exercise its exclusive option, and in any event for all sales outside of North America, Genentech will receive a royalty equal to 15% of net sales of the licensed products, except that the royalty owed to Genentech for such sales shall be reduced by a proportional amount, to a minimum rate of 7.5%, for sales to the World Health Organization or the United Nations for use in a third world country at a price lower than the average price charged in private markets in such country.

      o The license agreement cannot be terminated by Genentech for our failure to maintain previously specified tangible net worth levels.

As of September 30, 2002, we had loans outstanding to two executive officers in the amount of $135,000. In May 2002, an executive received a non-interest bearing loan in the amount of $80,000. The loan will be forgiven at the rate of 25% per year for each of the first four full years of the executive's employment with us. The loan was made for the purchase of a residence in connection with the job-related relocation. In August 2000, an executive received a non-interest bearing loan in the amount of $55,000. The loan is payable in full on April 30, 2003 and is secured by the executive's stock options on a dollar for dollar basis out of any proceeds received as a result of sale of shares of common stock.

9. Comprehensive Loss

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                                --------------------------    ----------------------------
                                                    2002           2001           2002            2001
                                                    ----           ----           ----            ----
Net loss                                        $(7,760,000)   $(6,192,000)   $(21,388,000)   $(17,977,000)
Net unrealized gains (losses) on
  investment securities                            (139,000)       598,000        (521,000)        800,000
                                                -----------    -----------    ------------    ------------
Comprehensive loss                              $(7,899,000)   $(5,594,000)   $(21,909,000)   $(17,177,000)
                                                ===========    ===========    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about our market and industry; uncertainties related to the progress, costs and results of our Phase III clinical trials; domestic and foreign regulatory approvals of AIDSVAX; the ability to manufacture AIDSVAX or any other vaccine or product; our ability to commercialize AIDSVAX or any other vaccine or product; our ability to manage our Celltrion manufacturing joint venture; the timing, and announcement of results, of either of our Phase III clinical trials; statements regarding the progress, costs, timing and results of our anthrax contract with the National Institutes of Health; our and our subcontractors' ability to develop a new anthrax vaccine in accordance with government specifications, or at all; our ability to secure a government contract to manufacture and supply an anthrax vaccine, if development of such a vaccine were successful; our intent to continue to invest resources in research and development; our intent to develop relationships and strategic alliances; our beliefs regarding the future success of AIDSVAX and other products currently under development or proposed to be developed or licensed; our beliefs regarding period to period results of operations; our beliefs regarding future growth and financial performance; our beliefs regarding the term, or termination, of our license agreement with Genentech; our beliefs regarding our revenues and revenue growth; our expectations regarding fluctuations in revenues and operating results; our intent to use all available funds for the development of vaccines; our intent not to declare or pay any cash dividends; our beliefs regarding our liquidity and capital resources; the ability of our Celltrion joint venture to secure the necessary funding for execution of its business plan; and our beliefs regarding the impact of recent accounting pronouncements and revenue recognition matters. Reference should be made to the section of this report entitled "Risk Factors," and to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002 under the heading "Business," for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our operating results and financial condition is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. While we believe our estimates, judgments, and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

We believe the following critical accounting policy affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when all of the following conditions have occurred:

o     Persuasive evidence of an arrangement exists,

o     Delivery has occurred or services have been rendered,

o     The price is fixed and determinable, and

o     Collectibility is reasonably assured.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement, and are generally based on specific services or products to be delivered. In the event payment terms are provided that differ significantly from our standard business practices and collectibility is not reasonably assured, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees are paid.

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

To date, we have generated $1,540,000 in revenue from grants from the NIH for research and development of HIV vaccine candidates along with funds received through a collaborative agreement with BBI Biotech Research Laboratories, Inc. ("BBI Biotech"), which is funded by the National Institute of Allergy and Infectious Diseases ("NIAID"), to obtain and store clinical specimens from our North American/European Phase III clinical trial. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of September 30, 2002, we had a deficit accumulated during the development stage of approximately $119,954,000. We anticipate incurring substantial losses over at least the next three to four years as we complete our clinical trials, apply for regulatory approvals, continue development of vaccines and expand our operations.

Our strategy is to develop, test and obtain regulatory approval for various formulations of AIDSVAX and to develop other biologic products for the prevention and treatment of human infectious diseases. The first two approvals for AIDSVAX we plan to obtain are in North America/Europe for the formulation being tested in the North America/Europe trial and in Thailand for the formulation being tested in the Thai trial. We intend to use Celltrion, a South Korean manufacturing joint venture in which we hold a significant interest, and/or other third parties, as our partner(s) for manufacturing and distribution. Genentech has an exclusive option to market and sell AIDSVAX products in North America. If Genentech does not exercise its exclusive marketing and sales option, we have the right to pursue third party arrangements for the marketing and sales of AIDSVAX products in North America.

Beginning in 2002, we began preparing for a possible successful outcome of our North American/European Phase III trial by incurring additional personnel and infrastructure costs to support the completion of our pivotal clinical trials. The costs incurred have been for creation of a regulatory and quality systems group and adding personnel dedicated to the advanced development of our production processes. Accordingly, our net operating losses have increased for the third quarter and for the nine-month period ended September 30, 2002 compared to the same periods from 2001.

RESULTS OF OPERATIONS

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Contract Revenue

There was $370,000 in contract revenue for the nine months ended September 30, 2002, compared to $421,000 for the nine months ended September 30, 2001. Contract revenue in 2002 consisted of funds received as reimbursement of costs incurred related to a grant from the NIH for research and development of HIV vaccines. Contract revenue earned in one period is not indicative of contract revenue to be earned in future periods.

Research and Development Expenses

Research and development expenses increased 9%, from $12,713,000 for the nine months ended September 30, 2001 to $13,898,000 for the nine months ended September 30, 2002. The increase is attributable to a $768,000 increase in salaries and benefits related to additional personnel hired in our Regulatory Affairs, Quality Systems and Manufacturing groups in preparation for the completion of our AIDSVAX phase III trials and advancing commercial development along with an increase of $701,000 for professional service fees offset by lower clinical site costs and fees paid to third parties associated with conducting the clinical trials.

General and Administrative Expenses

General and administrative expenses increased 18%, from $8,212,000 for the nine months ended September 30, 2001 to $9,677,000 for the nine months ended September 30, 2002. The increase was primarily due to the building of our infrastructure with an increase in salaries and related benefits expense of $680,000 along with higher occupancy costs of $747,000, offset by a decrease of $586,000 in legal fees.

Other Income, Net

Other income, net, consisting primarily of interest income, decreased 28%, from $2,527,000 for the nine months ended September 30, 2001 to $1,817,000 for the nine months ended September 30, 2002. The decrease was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

Contract Revenue

There was $132,000 in contract revenue for the three months ended September 30, 2002, compared to $0 for the three months ended September 30, 2001. Contract revenue in 2002 consisted of funds received as reimbursement of costs incurred related to a grant from the NIH for research and development of HIV vaccines. Contract revenue earned in one period is not indicative of contract revenue to be earned in future periods.

Research and Development Expenses

Research and development expenses increased 11%, from $4,463,000 for the three months ended September 30, 2001 to $4,942,000 for the three months ended September 30, 2002. The increase is attributable to a $417,000 increase in salaries and benefits related primarily to additional personnel hired in our Regulatory Affairs and Quality Systems group in preparation for the completion of our AIDSVAX phase III trials and advancing commercial development along with an increase of $263,000 for professional service fees offset by lower clinical site costs and fees paid to third parties associated with conducting the clinical trials.

General and Administrative Expenses

General and administrative expenses increased 45%, from $2,494,000 for the three months ended September 30, 2001 to $3,608,000 for the three months ended September 30, 2002. The increase was primarily due to the building of our infrastructure with an increase in salaries and related benefits expense of $398,000 along with higher occupancy costs of $381,000 and insurance costs of $190,000.

Other Income, Net

Other income, net, consisting primarily of interest income, decreased 14%, from $765,000 for the three months ended September 30, 2001 to $658,000 for the three months ended September 30, 2002. This was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $26,223,000 at September 30, 2002. We have financed our operations since inception through private placements of common stock and preferred stock, our initial public offering and capital provided by Genentech. Genentech has no obligation to provide future funding to us.

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

On May 23, 2001 we completed a preferred stock financing through which four investors paid us an aggregate of approximately $20,000,000 in consideration for 20,000 shares of our Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. Subsequent to October 31, 2002, in connection with the exercise of a warrant by one of our holders of Preferred Stock, the conversion price of the Preferred Stock was adjusted to $14.133 per share. On the same date, the holder also converted 3,500 shares of Preferred Stock into 252,724 shares of common stock, which included shares issued for accrued but unpaid dividends on the shares of Preferred Stock converted. In the event that there is no earlier conversion, we must redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds to us of $18,300,000. The proceeds from the Preferred Stock financing will be used to prepare our HIV/AIDS vaccine candidate, AIDSVAX, for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes.

In connection with the Preferred Stock financing, we issued warrants initially for the purchase of 297,177 shares of our common stock to our Preferred Stock investors. The warrants, which expire on May 23, 2006, originally had an exercise price of $25.2375 per share. On May 23, 2002, the exercise price was automatically adjusted to $14.133 per share, and the number of shares of common stock issuable on exercise of the warrants increased to 530,674, pursuant to the terms of the warrants.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through September 30, 2002, our gross investment in equipment and leasehold improvements was $6,071,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratory and the establishment of larger office facilities. Net cash used in operating activities for the nine months ended September 30, 2002 was $21,224,000, representing expenditures for research and development costs and general and administrative expenses.

In October 1999, we entered into collaboration with the federal Centers for Disease Control and Prevention ("CDC") to support research at six of the 54 clinics in the United States currently conducting Phase III clinical trials of our AIDSVAX vaccine candidate. The participating sites have continued to implement our Phase III protocol, as well as conducting epidemiological, social and behavioral research, which has been shared by us and the CDC. The sites have been compensated directly by the CDC for the clinical costs, which would have been incurred by us, and for conducting the additional research. The CDC has agreed to contribute approximately $8,000,000 to the participating sites over a four-year period.

In 2001, we finalized a collaborative agreement with BBI Biotech, which is being funded by the NIAID, an agency within the National Institutes of Health, to obtain and store clinical specimens from our North American/European Phase III clinical trial. The project is being funded under a contract, which NIAID awarded BBI Biotech for seven years. Under a subcontract with BBI Biotech, we will receive a gross amount of approximately $1,730,000 to support the establishment of the sample collection. We recognized approximately $780,000 for the year ended December 31, 2001. In 2002, we have recognized no income under this agreement. Due to the contract arrangement with BBI Biotech, fees are not always fixed and determinable, therefore we recognize fees as they are paid. We expect to receive approximately $800,000 in the fourth quarter of 2002. If AIDSVAX proves successful in our Phase III clinical trials, the samples will be used to determine if the vaccine candidate induced a cellular immune response in the volunteers who received the active vaccine.

Also in 2001, we were awarded a grant from the NIH to continue the development of a vaccine candidate designed to prevent infection by HIV subtype C, the most widespread form of the virus. The Small Business Innovation Research Fast Track grant, which is split into two phases, provides up to $1,131,000 for the development program. We earned approximately $370,000 for the nine months ended September 30, 2002 as part of the second phase of the grant. We had received an aggregate amount of $150,000 in 2000 and 2001 related to the first phase of the grant. The NIH grant will allow us to create and conduct laboratory tests of a subtype C vaccine candidate that could be used alone in Southern Africa and India, or it could be combined with a vaccine against the B and E subtypes for regions of the world, such as China, where all three subtypes are in circulation.

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, named Celltrion, which intends to raise up to approximately $122 million, consisting of up to approximately $92 million in cash and an in-kind investment of mammalian cell culture technology and production support valued at a minimum of $30 million, to build and operate a facility in Incheon, South Korea, to manufacture AIDSVAX. The joint venture also intends to fund a capital contribution of $7 million towards construction of a smaller facility in South San Francisco to support licensure and commercial launch of AIDSVAX. We believe that both facilities, once constructed, would be designed for commercial manufacture of AIDSVAX, if it proves safe and effective and is approved by the FDA.

As part of our investment in the joint venture, we provided mammalian cell culture technology and biologics production expertise to the joint venture, in exchange for an initial 52% interest in the joint venture. We currently are Celltrion's single-largest stockholder. We have no further funding obligation to Celltrion, although we are responsible for all costs of validation, operation and licensure of the manufacturing facility in South San Francisco, California, which originally will be owned by a subsidiary of Celltrion. After three planned rounds of financing, our fully diluted ownership will be approximately 44%. As of September 30, 2002, the South Korean investors had contributed approximately $40.6 million in cash to Celltrion of the $47.0 million in cash that the joint venture agreement between us and Celltrion requires to have been funded by the end of August 2002, and secured a $40 million loan with a Korean bank. As a result, we currently have a 49.0% interest in the joint venture. The South Korean partners will provide the funding necessary to design and construct both facilities and to validate and operate the Incheon facility. We will provide the funding necessary to validate and operate the South San Francisco facility.

In its first phase of development, expected to be completed by 2005, we believe the Incheon facility will be capable of producing up to 200 million doses of AIDSVAX annually. Our facility in South San Francisco could produce up to 10 million doses of the AIDS vaccine annually and may also be used to develop other pharmaceutical products when it is licensed and operational, which we believe will occur in 2005. We expect to complete construction of our facility by the middle of 2003 and Celltrion the Incheon facility by the end of 2004. Additional time will be required to validate and license each facility. If AIDSVAX proves to be safe and effective, we intend to use the South San Francisco facility to validate its manufacturing process, which would be a key component of its subsequent regulatory submission to the FDA. This facility, which will be located near our research and development facility, is expected to be used for commercial manufacturing of AIDSVAX at least through commissioning of the Incheon facility.

In September 2002, we were awarded a contract from NIAID to develop a new anthrax vaccine and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses. The period of performance of the contract is from September 30, 2002 through December 31, 2003. NIAID is expected to award a separate contract in 2003 to manufacture the stockpile. The goal of the new government contract is to develop a vaccine that proves to be safe in humans, efficacious in animal challenge studies and requires no more than three injections. Under the initial phase of the NIAID contract, VaxGen will be awarded $13.6 million, upon satisfaction of certain milestones, to advance the development of a vaccine candidate initially developed by the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID). If results from the first phase are positive, NIAID may elect, at least 60 days prior to December 31, 2003, to extend the contract. If the contract were extended, we would be eligible for an additional $13.6 million in 2003 as a continuation of the current contract to support a Phase II clinical trial. A second, much larger contract to manufacture the 25-million dose stockpile will be awarded by NIAID through a competitive bid process next year. We are expecting to recognize approximately $40,000 in revenue during the fourth quarter of 2002.

Also in September 2002, we were awarded a $1.0 million contract to supply AIDSVAX to a forthcoming Phase III trial in Thailand funded by the NIH and conducted by the Walter Reed Army Institute of Research (WRAIR). The majority of the contract award will be accrued in 2003. There are two government options, if exercised, that would increase the total contract award to $3.3 million. The trial is scheduled to begin enrolling volunteers in March 2003 and will combine VaxGen's AIDSVAX B/E with ALVAC, an AIDS vaccine being developed by Aventis Pasteur.

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

o the need for leasehold improvements to facilities and the purchase of additional capital equipment including the funds that may be needed to commence and complete the construction of the South San Francisco facility;

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

Completion of our clinical trials, and announcements of the results of such trials, could be delayed for a variety of reasons, including:

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

We have limited experience in developing other types of vaccines and products, such as an anthrax vaccine, and may be unable successfully to develop other vaccines and products, which could adversely affect our ability to execute our business strategy, our business and our financial condition.

Part of our business strategy is to develop biologic products for the prevention and treatment of human infections diseases. In September 2002, we were awarded a contract from NIAID to develop a new anthrax vaccine and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses. Since our inception, we have focused our research and development efforts exclusively on development of AIDSVAX and have limited experience in the development of other types of vaccines and products. We may be unable successfully to develop an effective anthrax vaccine, and also may be unsuccessful in our future efforts to develop other types of vaccines and products, which failure could adversely affect our ability to execute our business strategy, our business and our financial condition.

We have only a limited operating history and we expect to continue to generate losses.

To date, we have engaged primarily in research, development and clinical testing. At September 30, 2002, we had an accumulated deficit of approximately $120.0 million. We sustained net losses of approximately $2.1 million in 1996, $3.1 million in 1997, $9.2 million in 1998, $23.3 million in 1999, $31.8 million in 2000 and $24.4 million in 2001. We expect to incur substantial losses for at least an additional three to four years.

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

Funding of our South Korean manufacturing joint venture is not yet completed, and even if completed, the joint venture may not be successful at manufacturing or supplying AIDSVAX or other vaccines or products in necessary quantities, or at all.

In February 2002 we entered into a joint venture, Celltrion, with a group of South Korean investors for the purpose of building and operating a manufacturing facility in Incheon, South Korea, and a smaller manufacturing facility in South San Francisco. We have not yet completed the full capitalization of, or the transfer of all technology to, Celltrion. If:

o the investors in Celltrion are unable or unwilling for any reason to complete funding Celltrion;

o Celltrion is otherwise unable to secure or raise the anticipated, or necessary, funding;

o we are for any reason unable to transfer to Celltrion the technology necessary for the manufacture of AIDSVAX; or

o for any other reason Celltrion is not properly capitalized or does not receive the necessary technology for the manufacture of AIDSVAX,

Celltrion will be unable to complete its capitalization, and would be unable to build a manufacturing facility in Incheon, South Korea or in South San Francisco. Even if Celltrion successfully builds its manufacturing facilities, there can be no assurance that the facilities will pass domestic or foreign regulatory approvals or be able to manufacture AIDSVAX or other vaccines or products in commercial quantities, or at all, or that they will be able to manufacture AIDSVAX or other vaccines or products on a cost-effective basis. There also can be no assurance that the building of either manufacturing facility will be completed on time and will not be subject to cost overruns.

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

We may become subject to product liability claims, which could reduce demand for AIDSVAX or other vaccines or products or result in damages that exceed our insurance limitation.

We face an inherent risk of exposure to product liability suits in connection with AIDSVAX vaccines being tested in human clinical trials, and any other vaccines or products that may in the future be tested in human clinical trials, and products that may be sold commercially. We may become subject to a product liability suit if AIDSVAX or any other vaccine or product we develop causes injury, or if vaccinated individuals subsequently become infected with HIV or otherwise suffer adverse effects from our vaccines or products. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine or product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues.

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

      o fail to file the first market approval application for AIDSVAX with the FDA prior to May 1, 2004; provided, that this date may be extended to May 1, 2006 if our phase III clinical trials do not meet all of their primary endpoints; or

      o breach the license agreement and fail to cure the breach within the time period provided in the agreement.

     Risks Related to the Issuance of Series A Preferred Stock and Warrants

We may be obligated to redeem the Series A Preferred Stock, the common stock issued on exercise of the warrants and/or the warrants at a premium to the purchase or exercise price.

On May 23, 2001 we completed a private placement in which we issued 20,000 shares of our Series A 6% Cumulative Convertible Preferred Stock and common stock purchase warrants for aggregate proceeds of $20.0 million. The terms of our Series A preferred stock, and the warrants, give the selling stockholders the right to require us to redeem all of the outstanding Series A preferred stock, common stock issued on exercise of the warrants, and/or the warrants, under certain circumstances, including:

o     on May 23, 2004, with respect to the Series A preferred stock;

o upon a change of control, at a 15% premium to the purchase price, plus accrued dividends, with respect to the Series A preferred stock;

o     a 20% premium, if:

o a registration statement relating to the shares of common stock held by the selling stockholders is not effective for the time periods described in the registration rights agreement;

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

Under the terms of the agreements between us and the selling stockholders, we are, under limited circumstances, permitted to satisfy dividend and redemption obligations through the issuance of common stock rather than the payment of cash. We are not permitted to issue common stock to a selling stockholder if after such issuance such selling stockholder would be deemed the beneficial owner of more than 9.9% of our common stock (excluding shares beneficially owned in connection with the Series A preferred stock and the common stock warrants issued to the holders of Series A preferred stock). If we are unable to issue common stock to satisfy our dividend and redemption obligations, we would be required to use cash to satisfy our obligations, which could adversely affect our business and operating results.

Our stockholders could experience substantial dilution as result of the terms of our Series A preferred stock and warrants issued in the private placement to the selling stockholders or our ability to issue additional preferred stock.

The 16,500 remaining outstanding shares of Series A preferred stock are currently convertible into approximately 1,167,480 shares of common stock, obtained by dividing $16.5 million by $14.133, which is the current conversion price of the Series A preferred stock.. The outstanding warrants are currently exercisable for 530,674 shares of common stock, at an exercise price of $14.133 per share. The number of shares of common stock issuable by us upon conversion of the Series A preferred stock and exercise of the warrants can increase substantially in certain events, including our issuance of common stock at prices less than the then-existing conversion price of the Series A preferred stock or the exercise price of the warrants.

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

o the obligation to pay the holders of Series A preferred stock the amount invested plus accrued dividends before any other stockholder receives any payment if we are liquidated; and

o the obligation to seek the consent of the holders of the Series A preferred stock before we can take certain actions, including but not limited to amending our certificate of incorporation or bylaws, issuing securities that have senior or equal rights as the Series A preferred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U.S. Government, Federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At September 30, 2002, we held government debt instruments and corporate obligations in the principal amount of $19,943,000. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2002, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand's currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. For the nine months ended September 30, 2002, we have incurred no foreign exchange gains or losses.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

ITEM 5. OTHER INFORMATION

On June 7, 2002, we entered into four agreements with Celltrion or VaxGen-Celltrion, Inc. ("VCI"), a subsidiary of Celltrion formed to support licensure and commercial launch of AIDSVAX. The four agreements are a Joint Venture Agreement, a License Agreement, a Sub-License Agreement and a Consulting Services Agreement.

Under the Joint Venture Agreement between us and Celltrion, Celltrion is obligated to invest $7 million to capitalize VCI, and Celltrion will initially be the sole shareholder of VCI, receiving seven million shares of common stock in exchange for its $7 million capital contribution, $3 million of which has been paid and the remaining $4 million of which is due on or before December 31, 2002. The capitalization of VCI will be used to design and construct the manufacturing facility in the South San Francisco, California area for our use to support licensure and commercial launch of AIDSVAX, if it proves successful. We will supervise the design and construction of the manufacturing facility and are responsible for all costs of validation, operation and licensure of the facility. At the end of each calendar quarter prior to commercial production of the first VaxGen product manufactured by VCI, we will be issued one share of VCI for each dollar so expended. In addition, we have an exclusive option to purchase all VCI shares held by Celltrion, at a purchase price of $1.00 per share plus interest, at any time between February 25, 2003 and February 24, 2008, provided, that we will be required to purchase such shares upon receiving FDA approval to market any VaxGen product manufactured at the VCI facility during such five-year period. The Board of Directors of VCI is comprised of three individuals, two of whom are from VaxGen.

Under the License Agreement, we granted VCI a non-exclusive worldwide license to certain technical knowledge deemed "platform technology" necessary to enable VCI to construct a manufacturing facility in South San Francisco in connection with the possible future manufacture of AIDSVAX. This "platform technology," which will be transferred to VCI in multiple phases through the fourth quarter of 2005, consists of know how in the areas of the production of bulk human therapeutic proteins, facility design, process design, start-up and validation, operations and licensure support, and includes a license to certain specified future patent rights. The License Agreement will expire on June 7, 2017, provided, that VCI may terminate the License Agreement upon six months written notice, and either party may terminate the agreement upon a default by the other party that is not cured within thirty days or upon a bankruptcy or similar event. VCI shall have no right to sublicense its rights under the License Agreement. The License Agreement grants VCI a perpetual, non-exclusive, worldwide royalty-free license to use the "platform technology," including after the License Agreement's expiration; however, this "platform technology" does not cover intellectual property granted to VCI under the Sub-License Agreement.

Under the Sub-License Agreement, we granted VCI a non-exclusive sublicense to the patents and intellectual property we license from Genentech under our License and Supply Agreement, as amended. The Sub-License Agreement will terminate 15 years after the first commercial sale of AIDSVAX. VCI may terminate the Sub-License Agreement upon three months written notice, provided, that either party may terminate the agreement upon a default by the other party that is not cured within thirty days or upon a bankruptcy or similar event. The Sub-License Agreement covers the patents and other related technical knowledge necessary to produce AIDSVAX that we license from Genentech under our License and Supply Agreement, as amended. VCI will use the non-exclusive rights obtained under this Sub-License Agreement to manufacture AIDSVAX in the United States, if regulatory approval is obtained. While we and VCI jointly own any improvements made to AIDSVAX, the Sub-License Agreement does not grant any ownership interest to VCI over AIDSVAX or its related patents. Under the Sub-License Agreement, VCI may not sublicense any rights that it has obtained.

Under the Consulting Services Agreement, we will provide services to VCI as an independent contractor in connection with the services contemplated by the License Agreement and the Sub-License Agreement or otherwise reasonably requested by VCI. The agreement will terminate on June 7, 2007. Either party may terminate the agreement on ninety days written notice, provided, that either party may terminate the agreement upon a default by the other party that is not cured within thirty days or upon a bankruptcy or similar event.

The foregoing descriptions are summaries and are qualified by reference to the full text of the agreements, which are attached as exhibits to this report.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit No.                            Exhibit                           Form    File No.   Filing Date   Exhibit No.      Filed
                                                                                                                         Herewith
-----------------------------------------------------------------------------------------------------------------------------------
    3.1       Amended and Restated Certificate of Incorporation           S-8   333-84922     3-26-02        4.1

-----------------------------------------------------------------------------------------------------------------------------------
    3.2       Certificate of Designations, Rights and Preferences of      S-8   333-84922     3-26-02        4.2
              Series A 6% Cumulative Convertible Preferred Stock

-----------------------------------------------------------------------------------------------------------------------------------
    3.3       Amendment to the Amended and Restated Certificate of        S-8   333-84922     3-26-02        4.3
              Incorporation

-----------------------------------------------------------------------------------------------------------------------------------
    3.4       Amended and Restated Bylaws                                 S-1   333-78065     6-11-99        3.2

-----------------------------------------------------------------------------------------------------------------------------------
   10.39      Contract between VaxGen and the National Institute of
              Allergy and Infectious Diseases, National Institutes of
              Health, under Contract No. N01-A1-25494, dated September                                                      X
              30, 2002.

-----------------------------------------------------------------------------------------------------------------------------------
   10.40      Amendment of contract between VaxGen and the National
              Institute of Allergy and Infectious Diseases, National
              Institutes of Health, under Contract No. N01-AI-95373,                                                        X
              dated September 30, 2002.

-----------------------------------------------------------------------------------------------------------------------------------
   10.41      Employment Agreement between VaxGen and Piers C.
              Whitehead, dated as of July 1, 2002.
                                                                                                                            X
-----------------------------------------------------------------------------------------------------------------------------------
   10.42      Joint Venture Agreement between VaxGen and Celltrion,
              Inc., dated as of June 7, 2002
                                                                                                                            X
-----------------------------------------------------------------------------------------------------------------------------------
   10.43      License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated
              June 7, 2002.
                                                                                                                            X
-----------------------------------------------------------------------------------------------------------------------------------
   10.44      Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.
                                                                                                                            X
-----------------------------------------------------------------------------------------------------------------------------------
   10.45      Consulting Services Agreement between VaxGen and VaxGen-Celltrion,
              Inc., dated June 7, 2002.
                                                                                                                            X
-----------------------------------------------------------------------------------------------------------------------------------
   10.46      Contract between VaxGen and the National Institute of                                                         X
              Allergy and Infectious Diseases, National Institutes of
              Health, under Contract No. N01-AI-95373, dated July 9,
              1999.
-----------------------------------------------------------------------------------------------------------------------------------
    99.1      Chief Executive Officer Certification Pursuant to 18
              U.S.C. Section 1350, as Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002.                                                                            X

-----------------------------------------------------------------------------------------------------------------------------------
    99.2      Principal Financial Officer Certification Pursuant to 18
              U.S.C. Section 1350, as Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002.                                                                            X
-----------------------------------------------------------------------------------------------------------------------------------

(b) Reports on Form 8-K:

A current report on Form 8-K, dated July 15, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had announced (i) that we had entered into an Amended and Restated License and Supply Agreement with Genentech, and (ii) that it had hired Piers Whitehead as Vice President of Corporate and Business Development.

A current report on Form 8-K, dated October 4, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had announced we had been awarded a $13.6 million contract from the National Institute of Allergy and Infectious Diseases (NIAID), part of the U.S. National Institutes of Health (NIH), to develop a new anthrax vaccine and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses.

A current report on Form 8-K, dated October 22, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had announced that the independent board that oversees the Company's clinical trials completed the final safety and conduct review of our Phase III trial in Thailand and again concluded that the study was being conducted appropriately and that our AIDS vaccine candidate appears safe. The independent board also conducted an interim analysis of efficacy using data from the trial in Thailand and recommended that the study continue to its planned conclusion in the second half of 2003.

A current report on Form 8-K, dated November 7, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5 the press release announcing our third quarter financial results.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VaxGen, Inc.

Dated: November 14, 2002                      By:  /s/ Carter A. Lee
                                                   -----------------------------
                                                   Carter A. Lee
                                                   Senior Vice President
                                                   Finance & Administration
                                                   (Principal Financial Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                             PURSUANT TO RULE 13a-14

I, Lance K. Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VaxGen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

                                      /s/ Lance K. Gordon
                                      -----------------------------------------
                                      Lance K. Gordon, Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                             PURSUANT TO RULE 13a-14

I, Carter A. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VaxGen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

                                           /s/ Carter A. Lee
                                           -------------------------------------
                                           Carter A. Lee
                                           Senior Vice President
                                           Finance & Administration
                                           Principal Financial Officer