Form 10-K
period 2002-12-31
VAXGEN INC
filed 2003-03-31
CIK 1036968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 0-26483

                                  VaxGen, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                  94-3236309
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                          1000 Marina Blvd., Suite 200
                           Brisbane, California 94005
          (Address of principal executive offices, including zip code)

                                 (650) 624-1000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                            $0.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's Common Stock on June 28, 2002, as reported on the Nasdaq National Market was approximately $57.0 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 28, 2002. This determination of affiliate status is not a conclusive determination for other purposes.

      The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, as of March 14, 2003, was 15,853,540.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.    Business                                                            1
Item 2.    Properties                                                         29
Item 3.    Legal Proceedings                                                  29
Item 4.    Submission of Matters to a Vote of Security Holders                30

PART II                                                                       31

Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters                                                          31
Item 6.    Selected Financial Data                                            32
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        33
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk         43
Item 8.    Financial Statements and Supplementary Data                        44
Item 9.    Changes and Disagreements with Accountants on Accounting and
             Financial Disclosure                                             71

PART III                                                                      72

Item 10.   Directors and Executive Officers of the Registrant                 72
Item 11.   Executive Compensation                                             76
Item 12.   Security Ownership of Certain Beneficial Owners and Management     81
Item 13.   Certain Relationships and Related Transactions                     82
Item 14.   Controls and Procedures                                            82

PART IV                                                                       84

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    84

SIGNATURES                                                                    88

CERTIFICATIONS                                                                90

Business Overview

Forward-Looking Statements and Risk Factors

      This report includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the heading "Risk Factors" at page 20. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. When used in the report, unless otherwise indicated, "we, "our" and "us" refers to VaxGen.

VaxGen, Inc. is a biopharmaceutical company engaged in the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. We are developing preventive vaccines against anthrax, smallpox and HIV/AIDS and we are the single-largest shareholder in a joint venture formed to build biopharmaceutical manufacturing operations.

VaxGen was formed in November 1995 to complete the development and commercialization of AIDSVAX(R), a vaccine designed to prevent infection by HIV, the virus that causes AIDS. We subsequently launched two Phase III trials of AIDSVAX, one in North America and Europe and a second in Thailand. Preliminary results from the North American and European trial, which were announced in February 2003, indicated that the vaccine did not prevent HIV infection in the study population as a whole, although the vaccine did appear to provide protection to a subgroup of non-Hispanic minorities composed of Blacks, Asians and trial volunteers who identified themselves as something other than Hispanic or Caucasian. We continue to analyze data from this trial to determine if there is a biologic reason for the apparent prevention of HIV infection among the subgroup. Preliminary results from the trial in Thailand are expected in the second half of 2003. These are the world's first and so far only Phase III trials of a preventive HIV/AIDS vaccine.

We have used our expertise and infrastructure developed through the AIDSVAX program to broaden our focus to include the development of two additional vaccine candidates and large-scale manufacturing operations through our joint venture, Celltrion, Inc. (Celltrion). In September 2002, we were selected by the National Institute of Allergy and Infectious Disease (NIAID), a division of the National Institutes of Health (NIH), to develop a new anthrax vaccine for civilian use. In December 2002, we announced a working partnership with Chemo-Sero-Therapeutic Research Institute (Kaketsuken) of Japan to conduct clinical development of a potentially safer smallpox vaccine for use in the United States and elsewhere.

We are the single-largest shareholder in Celltrion, a joint venture formed to provide manufacturing of complex proteins made through mammalian-cell fermentation. This type of manufacturing is used to make many of the pharmaceutical products developed by the biotechnology industry, including monoclonal antibodies and therapeutic proteins. Celltrion has funded the majority of the construction costs associated with building a manufacturing facility next to our research and development facility in South San Francisco, California. While the facility is designed to produce complex folded proteins in mammalian cell culture, the South San Francisco facility is both expandable and flexible, so as to be able to support our other programs. Celltrion is building a much larger manufacturing facility in South Korea that could be used to provide a global supply of AIDSVAX and/or other biopharmaceutical products made by us or in partnership with us or independently.

We intend to continue expanding our product portfolio, both in vaccines and other products that leverage our capabilities in large-scale clinical development, manufacturing process refinement and biopharmaceutical manufacturing.

Why Vaccines

Most vaccines are preventive, not curative. As a result, vaccines are particularly suited to address epidemics, especially those of the magnitude of HIV/AIDS, and the threat of infection by deadly pathogens, such as anthrax, smallpox, Ebola and others. We are one of approximately 30 companies worldwide with expertise in the field of preventive vaccine development and currently are the only company to have completed a Phase III efficacy trial of an HIV/AIDS vaccine candidate.

VaxGen Products Under Development: A Modern Anthrax Vaccine

Overview

The U.S. government has recognized an urgent need to devise appropriate and effective measures to protect its citizens from the harmful effects of Bacillus anthracis spores used as instruments of terror. Accordingly, the National Institutes of Health (NIH) selected VaxGen, one of two companies selected and the only one based in the U.S., to develop a new anthrax vaccine and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses.

The only anthrax vaccine currently licensed, BioThrax(R), requires six injections over 18 months. The goal of the government contract is to develop a new modern vaccine that proves to be safe in humans, efficacious in animal challenge studies and requires no more than three injections. Under the initial phase of the contract, we anticipate receiving approximately $16.2 million to advance the development of a vaccine candidate initially developed by the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID).

Under this agreement, we and our major sub-contractor, Battelle Memorial Research Institute (Battelle), located in Columbus, Ohio, will continue the development and testing of the recombinant B. anthracis vaccine candidate developed by USAMRIID known as rPA102 (Recombinant Protective Antigen). This investigational vaccine, in development for more than a decade, combines the safety benefits of a vaccine made through modern recombinant technology with a record of efficacy documented in animal models.

About Anthrax

Anthrax spores have been documented as naturally occurring in soil samples throughout the world. Natural human anthrax infections are acquired through cutaneous contact with infected animals and animal products (which is most common) or by ingestion or inhalation of spores.

Natural anthrax infections in the U.S. were rare until the bio-terrorism attacks in the fall of 2001, when anthrax was delivered by U.S. mail to government and elected officials and members of the media, exposing U.S. Postal Service employees and many others to the potentially deadly spores. Five people died as a result of these attacks and many more became sick as a result of exposure to anthrax.

Cutaneous anthrax is caused by contact with B. anthracis spores through a person's skin, most often at the site of a prior injury such as a cut or an abrasion. The incubation period following infection can be anywhere from one to 12 days. Fatalities from this form of infection tend to be relatively low. Inhalation anthrax is contact with B. anthracis spores by inhalation through the human respiratory system. In this instance, the incubation period is usually much shorter, one to seven days, and once symptoms appear, infection results in a relatively high fatality rate. Gastrointestinal anthrax is acquired through the ingestion of contaminated foods. The incubation period is one to seven days and fatality rates are relatively high once symptoms appear.

Anthrax secretes three proteins, protective antigen (PA), lethal factor (LF) and edema factor (EF), that subsequently combine on the surface of human cells. Once these proteins assemble in the proper configuration, they then fuse through the human cell membrane and cause serious illness and potentially death.

The anthrax vaccine candidate we are developing is made from a recombinant, cloned, version of PA grown in non-infectious spores of B. anthracis. The vaccine candidate is designed to train the human immune system to produce antibodies to PA. In the advent of a genuine anthrax infection, these antibodies are thought to coat the surface of PA and prevent it from docking with LF and EF. Anthrax cannot cause illness or death if these three proteins are unable to combine.

Anthrax Vaccine Development Timeline

As the prime contractor for the initial 15-month program that began October 1, 2002, we have primary responsibility for the implementation and management of the contract, including regulatory compliance, designing and implementing a Phase I human clinical trial and preparing a feasibility plan to manufacture a national emergency stockpile of at least 25 million doses utilizing qualified manufacturing operations that may include our South San Francisco biologics manufacturing facility.

Battelle, a major sub-contractor on the first phase of the contract, has primary responsibility for initial manufacturing of the vaccine candidate as well as for conducting animal safety and efficacy experiments and clinical assays.

If results from the first phase are positive, we will be eligible for additional $15.0 million funding as a continuation of the current contract to support a Phase II clinical trial. We expect that this award would be issued in late 2003.

Phase I Trial Design: Determination of Safety and Immunogenicity

A Phase I randomized, double-blind, placebo-controlled, dose-ranging clinical trial will be conducted in healthy adult volunteers to assess the safety and immunogenicity of the vaccine. The study will evaluate the vaccine's safety and immunogenicity (the ability of an antigen or vaccine to stimulate an immune response) of four different doses of rPA102 vaccine or placebo over a 12-month period.

A total of 80 healthy volunteers 18 to 55 years of age will be recruited into the trial in the U.S. The four dose groups will receive immunization with rPA102 or placebo at 0, 4 and 8 weeks. Volunteers will be assessed for safety 30-60 minutes and three days from immunization for all three injections. Immunogenicity will be assessed every other week from weeks 0-12, then during weeks 24, 36 and 48. Immunogenicity will be evaluated by ELISA (Enzyme-Linked Immunosorbent Assay) to PA and by toxin neutralizing antibody.

Each dose group will include 20 volunteers, randomized to either rPA102 or placebo at a 4:1 ratio, which means that 16 volunteers in each treatment group will receive vaccine and four volunteers in each treatment group will receive placebo. The four dose groups will be enrolled sequentially after a safety evaluation of the previous lower dose by us and an independent Data Safety Monitoring Board (DSMB).

One interim analysis will be performed two weeks after all volunteers in all four dose groups have received the second immunization at week 4. If no significant safety concerns arise and at least 75% of volunteers in at least one dose group have antibody to PA after the second immunization, equivalent to those found after two doses of AVA, the only currently licensed anthrax vaccine, a Phase II trial of rPA102 formulation may be recommended. Phase I volunteers will continue to be immunized and followed to completion in this protocol.

The study consists of a screening period up to 30 days prior to enrollment during which eligibility for the trial is assessed, including screening blood sample collected for baseline laboratory assessments (including antibodies to anthrax), review of inclusion/exclusion criteria and informed consent. Volunteers who qualify for the trial will be enrolled and randomized to a treatment or placebo group. The total duration of the trial, which is expected to begin enrolling volunteers early in the second quarter of 2003, is 48 weeks. VaxGen anticipates concluding the trial by the second quarter of 2004.

Phase II Trial: Determination of Safety and Efficacy

If results from the Phase I trial are positive, we will be eligible for an additional $15.0 million starting in late 2003 from the NIH as a continuation of the current contract to support a Phase II clinical trial. Unlike most vaccines, we believe that an anthrax vaccine can be evaluated and approved by the U.S. Food and Drug Administration (FDA) on the basis of an adequate and controlled Phase II study, supported by animal efficacy studies. The FDA recently codified the possibility of approval of new drugs or biologics, such as an anthrax vaccine, on the basis of animal efficacy studies, where adequate and well-controlled human studies cannot be ethically conducted and field efficacy studies are not feasible.

The vaccine candidate, rPA102, has been under development for more than a decade by USAMRIID. Its efficacy and safety have already been documented in previous animal studies. In new animal studies, we will continue to evaluate the vaccine candidate's safety and efficacy and gather data to help it determine an optimized dosing regimen, vaccine formulation and immunization schedule. No human study volunteers will be exposed to anthrax.

It is anticipated that the NIH will make a decision as to the conduct of a Phase II study by us for the anthrax vaccine candidate following an evaluation of the Phase I results, which should be the fourth quarter of 2003. Should we receive approval to conduct the Phase II trial, the first volunteers are scheduled for enrollment by December 2003. The total duration of the trial is projected to be 24 months.

Should we succeed in winning the contract to develop a 25 million-dose national emergency stockpile of the vaccine candidate, the NIH is expected to include in the award funding to conduct a much larger Phase II safety trial and determine an optimal dose regimen.

The Market for a Modern Anthrax Vaccine

Following the initial, two-part contract to develop a modern anthrax vaccine, a second, much larger contract will be awarded by the NIH, through a competitive bid process, to license and manufacture a national vaccine stockpile of 25 million doses. We intend to be a bidder in this competitive process, which we anticipate will conclude by the end of September 2003. We anticipate the contract from the NIH will also include provisions for keeping the vaccine stockpile up-to-date based on the stability of the product. We also anticipate that the national stockpile will not be licensed for general use or approved by the FDA and will be used only in the event of a national emergency.

We expect the U.S. government to contract for an additional supply of anthrax vaccine that would be approved by the FDA and which could be used in the civilian population before an outbreak of anthrax. We are unaware of the size or timing of this contract.

We hope to develop the anthrax vaccine, seek regulatory approval of it by the FDA and market and/or license it to various appropriate authorities within the U.S. government, approved allied governments and private customers.

Vaccine Products Under Development: A Potentially Safer Smallpox Vaccine

Overview

In December 2002, we and Kaketsuken entered into initial agreements that will allow us to begin development of Kaketsuken's attenuated smallpox vaccine for use in the U.S. We believe that the vaccine, licensed in Japan in 1980, will have a better safety profile, yet be equally effective, compared to smallpox vaccines currently available in the U.S.

The vaccine gives a pock, or "take", at the site of injection at a rate similar to smallpox vaccines currently stockpiled in the U.S. Public health authorities have long accepted the "take" as evidence of successful immunization against smallpox. However, the FDA may require that the vaccine show efficacy in animal models before it can be licensed for commercial use in the U.S.
The vaccine is based on the LC16m8 clone of the internationally accepted Lister strain of vaccinia virus, which is a "pox"-type virus related to smallpox.

A Potentially Safer Smallpox Vaccine

Although smallpox was officially eradicated in the 1970s, small quantities of the virus exist in a few research laboratories worldwide. Increasing concerns about the use of biological agents, including smallpox, in acts of terrorism or war have caused the U.S. to re-evaluate the importance of widespread smallpox vaccination in order to protect U.S. citizens from potential attacks. As a result, the President of the U.S. has ordered that thousands of "first responders" people working in hospital emergency rooms and other public health environments, the Armed Forces, and police and fire departments, among others, undergo vaccination with the currently available vaccine.

The most available smallpox vaccine in the U.S. is made from a virus called vaccinia. This smallpox vaccine contains the "live" vaccinia virus, not "dead" or attenuated virus like many other vaccines. For that reason, the vaccination site must be cared for carefully to prevent the virus from spreading to others. Also, the vaccine can cause side effects ranging from mild reactions that include a sore arm, fever, and body aches to serious and even life-threatening reactions in some rare instances.

We believe LC16-Kaketsuken, which is an attenuated live virus, will have a better safety profile and would therefore offer a more acceptable alternative for use in widespread vaccination programs. A stockpile of the vaccine exists in Japan for use there. The vaccine, LC16-Kaketsuken, already has been administered to approximately 50,000 Japanese children, in whom no serious side effects were observed.

About Smallpox

Smallpox is a serious, contagious, and often fatal infectious disease. There is no specific treatment for smallpox disease, and the only prevention is vaccination. There are two clinical forms of smallpox. Variola major is the severe and most common form of smallpox, with a more extensive rash and higher fever than variola minor. Historically, variola major has an overall fatality rate of about 30 percent. Variola minor is a less common presentation of smallpox, and a much less severe disease, with death rates historically of 1% or less.

Smallpox outbreaks have occurred from time to time for thousands of years, but except for virus produced in laboratories, the disease is now eradicated after a successful worldwide vaccination program. The last case of smallpox in the U.S. was in 1949. The last naturally occurring case in the world was in Somalia in 1977. After the disease was eliminated from the world, routine vaccination against smallpox among the general public was stopped because it was no longer necessary for prevention.

Generally, direct and fairly prolonged face-to-face contact is required to spread smallpox from one person to another. Smallpox also can be spread through direct contact with contaminated objects such as bedding or clothing, and, in rare instances, by virus carried in the air in enclosed settings such as buildings, buses, and trains.

The terrorist events of the fall of 2001, however, heightened concern that the variola virus might be used as an agent of bioterrorism. For this reason, the U.S. government is taking precautions for dealing with a potential smallpox outbreak.

Smallpox Vaccine Development Timeline

Our agreement with Kaketsuken calls for us to initiate clinical trials with LC16-Kaketsuken in the U.S., subject to consent from the FDA. We will be responsible for clinical development and related activities necessary to meet the requirement for licensure through the FDA. If we are able to reach an agreement with Kaketsuken regarding the licensure of the vaccine and successfully complete clinical development and obtain FDA review and approval, we anticipate licensure of the vaccine in mid-2004.

The Market for a Potentially Safer Smallpox Vaccine

LC16-Kaketsuken may offer a valuable alternative to conventional and new non-attenuated vaccines for protecting people against the threat of smallpox as a bioterrorist weapon. We believe this vaccine could be an essential tool in the global bio-defense arsenal.

We and Kaketsuken are currently negotiating the extension of our partnership to address vaccine supply and commercialization. We have entered into initial discussions with regard to an agreement with Kaketsuken, under which we would market any vaccine to various appropriate authorities within the U.S. government, approved allied governments, and private customers. We are currently negotiating the commercial terms of this arrangement.

Currently, the U.S., United Kingdom and Israel have ordered broad-based immunization programs against smallpox. In addition, most industrialized nations (G8: U.S., Canada, Japan, France, Germany, Italy, Russia and the United Kingdom), as well as others including Spain, Israel, Mexico, South Africa, Australia and Hong Kong, Republic of China have begun stockpiling smallpox vaccine.

In the U.S., opinion polls indicate more than 75% of Americans would like to be vaccinated against smallpox, but more than 50% also have strong concerns regarding the safety of the currently available options. Moreover, due to concerns of vaccine safety, many leading medical and professional associations, including the American Association of Pediatrics, American College of Pathologists and National Vaccine Information Campaign, have come out against the current U.S. vaccination policy. We believe this supports our belief that there is demand for a safer and effective smallpox vaccine.

Vaccine Products: AIDSVAX(R)

Overview of AIDSVAX

We recently completed a large-scale Phase III clinical trial on the first of two formulations for AIDSVAX, called AIDSVAX B/B, in humans, while a second Phase III trial for a second formulation, AIDSVAX B/E, continues. These are the first and so far only Phase III clinical trials ever conducted for a preventive HIV vaccine. The original AIDSVAX technology was developed by Genentech, Inc. (Genentech) and then licensed exclusively to us.

Our HIV vaccine is designed to prevent infection by HIV, rather than treat established infection. AIDSVAX contains synthetic copies of the proteins from the surface of HIV. Since the vaccine contains no genetic material, AIDSVAX is incapable of causing HIV infection. Humans vaccinated with AIDSVAX produce antibodies against HIV. In laboratory tests these antibodies bind to the virus and neutralize its infectivity. Vaccination with AIDSVAX was designed to stimulate immune memory, training the immune system to mobilize rapidly upon exposure to HIV.

The recently completed Phase III clinical trial of AIDSVAX B/B conducted in North America and Europe, and the continuing trial of AIDSVAX B/E being conducted in Thailand, were designed to determine the efficacy of AIDSVAX. In October 1999, we completed the enrollment of over 5,400 trial volunteers for the North

American/European Phase III clinical trial, which was conducted in 59 clinical centers. In August 2000, we completed the enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok.

We intend to apply to the FDA and foreign regulatory authorities for licenses to manufacture and sell AIDSVAX if (i) further analysis of the data from the trial in North America and Europe confirms the initial findings of efficacy in certain subgroups and (ii) results from the trial in Thailand clearly demonstrate that the vaccine is effective. Alternatively and/or in addition, we may conduct other clinical trials of AIDSVAX if government or philanthropic organizations fund such trials and there is a sound scientific rationale for such trials.

Preliminary Results of the North American/European Phase III Clinical Trial

Preliminary results of the North American/European Phase III clinical trial, which was announced in February 2003, indicated that the study did not show a statistically significant reduction of HIV infection within the study population as a whole, which was the primary endpoint of the trial. However, the study did show a statistically significant reduction of HIV infection in certain vaccinated subgroups. Protection appeared to correlate with the higher level of vaccine-induced neutralizing antibodies observed in these groups. These preliminary results are subject to additional analysis and, in the case of subgroups, are based on much smaller sample sizes than the overall study.

The results are based on trial volunteers who received at least the primary course of three injections of either vaccine or placebo. Recognizing the limitations of subgroup analyses, the separate analysis of efficacy in subgroups was pre-specified in the statistical analysis plan. The statistical analysis plan was reviewed in advance by the FDA and its suggestions were incorporated prior to unblinding of the data. The preliminary analysis found that:

o The reduction of infection among the entire sample of volunteers, including all racial groups, was 3.2% (p-value = not statistically significant; n = 5,009).

o There were 67% fewer HIV infections among ethnic minorities, other than Hispanic individuals, who received vaccine compared to placebo recipients (unadjusted p-value <0.01; n = 498).

o There were 78% fewer HIV infections among Black volunteers who received vaccine compared to placebo recipients (unadjusted p-value <0.02; n =
      314).

o There were 86.5% fewer HIV infections among women who received vaccine compared to placebo recipients (unadjusted p-value <0.08; n = 268).


Trial data indicates that Black and Asian volunteers appeared to produce higher levels of antibodies against HIV. White and Hispanic volunteers appeared to develop consistently lower levels of protective antibodies following vaccination. We intend to conduct additional analyses to confirm if there was a direct correlation between the level of antibodies and the prevention of infection in the Black and Asian subgroups.

The data also indicates that AIDSVAX is well tolerated, with no significant differences in symptoms between volunteers who received vaccine compared to those who received the placebo. Vaccine recipients had a slightly higher rate of pain, swelling and tenderness at the injection site compared to placebo recipients.

HIV/AIDS and Determination of the Market for AIDSVAX

HIV is the virus that causes AIDS, a lethal disease characterized by the gradual deterioration of the human immune system. HIV is transmitted by three predominant means: sexual contact; exposure to blood from an infected person, such as sharing needles in drug use; and transmission from infected mothers to their newborns. The dominant mode of transmission worldwide is heterosexual contact. Although the disease is manifested in many ways, the problem common to all patients is the destruction of essential immune cells known as T lymphocytes, or T cells. Destruction of these T cells by HIV makes the body particularly vulnerable to opportunistic infections and cancers that typify AIDS and ultimately cause death. Blocking HIV infection would prevent AIDS.

The HIV/AIDS epidemic is one of the largest and most deadly epidemics in human history. Its spread across the world has been documented by the Joint United Nations Programme on HIV/AIDS (UNAIDS) and the World Health Organization (WHO). According to the UNAIDS and the WHO:

-- 1.2% of the world's adult population (15 to 49 years of age) was living with HIV/AIDS as of 2002;

-- 5.0 million per year, or approximately 14,000 people per day, were newly infected with HIV in 2002;

--    42.0 million people are living with HIV/AIDS;

--    3.1 million AIDS deaths occurred in 2002; and

-- 27.9 million people have died from AIDS since the beginning of the epidemic.

(Source: "AIDS Epidemic Update: December 2002" Joint United Nations Programme on HIV/AIDS (UNAIDS) and the World Health Organization (WHO), 2002.)

HIV has spread widely around the globe including into China, India and some of the most populated areas of the world. An estimated 1,500,000 people in North America and Western Europe are currently infected with HIV. Approximately 75,000 new infections occur each year in these two regions. AIDS is currently one of the top four fatal diseases worldwide and the most deadly infectious disease. As a result, in his State of the Union address in January 2003, U.S. President George Bush pledged to spend $15 billion over the next five years for HIV/AIDS treatment and prevention programs in the U.S. and throughout the world.

Progress has recently been made in treating HIV infection. Current HIV therapies slow multiplication of the virus and delay the onset of AIDS. They do not cure HIV infection or AIDS. Costs of these drugs generally exceed $12,000 per year per patient in the industrialized world. Considering costs, toxicities, difficulties in compliance with complex drug regimens and the development of resistance to these drugs, we believe such therapies will be available only to a small fraction of the HIV-infected population. Accordingly, we believe these therapies will probably have a minimal impact on the worldwide epidemic. As a result, we believe that the adult market for an HIV vaccine could reach approximately three billion people. Should this market include pediatric use, the number could exceed four billion.

The HIV Infection Process

A virus cannot replicate without entering a host cell. To make new infectious virus particles, a virus must enter a cell and take over its metabolic machinery. If a virus cannot gain entry to a cell, it is incapable of surviving for more than a few hours in the body.

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

HIV uses gp120 to bind to the surface of cells through a two-step interaction between the virus and its target cell. The first step involves the attachment of gp120 to a part of the target cell's surface called the CD4 receptor. The second step occurs soon thereafter, as the gp120 protein changes shape and then interacts with another target cell molecule called the chemokine receptor. When this two-step process has been completed, the virus can fuse through the target-cell membrane.

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

Development of Vaccine Formulations for the Whole World

At the beginning of the epidemic, HIV was most likely limited to Africa. HIV, like many other viruses, underwent mutation to create distinct subtypes. People infected with a single subtype of HIV then exported their infection to other places, with different subtypes becoming predominant in different geographical areas. Subsequently, HIV underwent further mutation to create individual strains of each subtype.

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

SUBTYPES (a.k.a. "clades"). There are five major subtypes of HIV, labeled "A" through "E," according to their order of discovery. The major difference between each subtype is a genetic variation in regions encoding the envelope protein (gp120) and the core antigens.

Virtually all HIV in the Americas, Europe, the Caribbean and Australia is subtype B. The vast majority of HIV in Thailand and in the Pacific Rim countries is subtype E. Subtype C virus has emerged as the most rapidly expanding HIV in Africa, China and India. The remaining subtypes A and D occur primarily in Africa and in limited areas around the world.

Like most vaccines, AIDSVAX consists of two biologically active ingredients: an antigen and an adjuvant. An antigen is the ingredient in vaccines that activates the human immune system response. The antigen in AIDSVAX is synthetic gp120 protein. Since the vaccine contains only a synthetic fragment of the virus and no genetic material, it is incapable of causing HIV infection or AIDS. An adjuvant is an active ingredient in vaccines that improves the human immune system response by attracting immune cells to the region where the vaccine is injected. The adjuvant in AIDSVAX is alum (i.e. aluminum hydroxide).

As a general strategy, we plan to develop AIDSVAX formulations that will stimulate antibodies against multiple binding sites on gp120. Our goal is to expand the range of antibodies that are stimulated by a vaccine to neutralize a broader group of HIV subtypes. A practical application of this strategy has been the conversion of AIDSVAX from a monovalent to a bivalent formulation.

The formulation of AIDSVAX for the recently completed Phase III trial is bivalent AIDSVAX B/B for HIV infections in North America, Europe, Australia and portions of South America; the continuing Phase III trial in Thailand is bivalent AIDSVAX B/E for HIV infections in Southeast Asia.

Phase III Trial Design

Both the recently completed and continuing Phase III trials are double blind, placebo-controlled. For the recently completed North American/European Phase III clinical trial, the test group of volunteers received AIDSVAX while the placebo group received a comparable-appearing placebo containing alum alone. All vials of vaccine and placebo are coded. During the trial, neither volunteers, nor clinical researchers, nor we knew which volunteers were given the vaccine or placebo until the trial data was analyzed to determine efficacy. The protocol called for each volunteer to be vaccinated a total of seven times during a 30-month period. The purpose of the booster doses, one each six months, was to stimulate high antibody levels throughout the entire trial period. During each visit, the volunteers received counseling on how to avoid the risk of HIV infection. Follow-up with volunteers continues for at least six months after the last vaccination is administered. The Thai Phase III clinical trial, which is scheduled for completion at the end of June 2003, followed the same general protocol.

Volunteers in North America and Europe were initially HIV-negative homosexual men at high risk for infection and HIV-negative women who have HIV-infected sexual partners or high-risk sexual behavior. This trial tested the vaccine against sexual transmission of HIV. Volunteers in Thailand were initially HIV-negative intravenous drug users with a high risk for blood-borne transmission of HIV. This trial is testing the vaccine against blood-borne transmission of HIV. In both the North American/European and Thai clinical trials, the volunteers were being vaccinated and monitored by clinics with HIV expertise and experience with these particular population groups.

The size of each Phase III clinical trial was established by a statistical model that included: (1) the power to detect at least 30% efficacy at statistical significance in preventing HIV infection; (2) the rate of infection of the volunteer group; and (3) assumptions concerning the rate of retention of the volunteers in the trial for a 36 month clinical observation period. Rate of retention refers to the degree to which volunteers continue to participate in the study.

Each Phase III clinical trial was conducted in two overlapping steps: (1) recruitment of volunteers during a 17-18 month period; and (2) a 36-month clinical observation period. For each individual, the 36-month observation period began on the day of his or her first vaccination.

Conduct of the Phase III Clinical Trials

We utilized a clinical team who had assisted and monitored the 59 clinical sites that were engaged in the North American/European AIDSVAX trial, including data management; the central contract laboratories for HIV testing; sample handling and shipping; and bio-statistics.

Audit and monitoring functions were conducted by an outside clinical research organization, which audits the clinical sites for compliance with the Phase III procedures, data recording, medical records and the use of Good Clinical Practice (GCP), as defined by the FDA.

For Thailand, we also have a clinical team in place located in the U.S. and in addition, approximately 200 people in Thailand are also involved in administration and conduct of the trials and are employed by the Bangkok Metropolitan Administration and Mahidol University.

Each clinical site agreed to conduct its activities according to the United States and Thai FDA-reviewed Phase III protocols. The protocol sets standard procedures for all sites and laboratories. Following each volunteer's visit to a clinical site, data was recorded in both the volunteer's permanent medical chart, as well as on a case report form, which were forwarded to us. The original trial design called for approximately 1,200,000 case report forms to be gathered and entered into the database for both clinical trials. As of December 31, 2002, we had processed approximately 1,286,000 case report forms.

The Phase III protocol also requires clinical sites to report any serious adverse event to us. Any serious adverse events were to be immediately examined in detail by our medical monitors. If deemed a serious event related to the vaccine, the event was to be promptly reported to the FDA. The protocol required all other adverse events to be recorded on the case report forms and provided to the DSMB and the FDA for review on a periodic basis. As of December 31, 2002, no serious adverse events related to the vaccine had been reported to the FDA.

Determination of Efficacy

Our goal is to develop the most effective AIDS vaccine possible. The primary goal of our Phase III studies was to measure how well AIDSVAX prevents HIV infection. This was determined by comparing the number of infections in the placebo group of volunteers to the number of infections in the vaccine group.

To gain either U.S. or Thai FDA regulatory approval for the sale of AIDSVAX, we expected that the recently completed North American/European trial, along with the ongoing Thai trial, would need to demonstrate that in the group of volunteers who received AIDSVAX, there were at least 30% fewer HIV infections than in the group who received the placebo. The 30% target, in this case, refers to the lower bound of the confidence interval surrounding the final observed efficacy. (A confidence interval establishes the upper and lower bounds of efficacy surrounding an observed efficacy. It is similar to a margin of error surrounding the results of a poll. If the study were repeated over and over again, the true efficacy would fall within the confidence interval 95% of the time.) In the U.S., the 30% target was based on discussions with the FDA and the recommendations from its Vaccine and Related Biological Products Advisory Committee.

To demonstrate that the lower bound of the confidence interval is above 30%, and based on the original design of the trial, the observed efficacy needed to be between approximately 45% and 67%. Observed efficacy is the standard by which vaccines are measured.

In therapeutic studies it has been determined that suppression of viral load correlates with an extension of life, so these data may support a licensing application to the FDA and could represent a significant breakthrough by potentially helping HIV-infected people live longer and reduce their ability to infect others. It is not known yet whether either of these outcomes, known as secondary endpoints, would be considered for regulatory approval.

License and Supply Agreement With Genentech

The license and supply agreement, which was amended and restated as of May 1, 2002, between us and Genentech, in part, defines the working relationship between the companies. Genentech has granted us an exclusive license to all patents and proprietary know-how that Genentech is free to license or sublicense related to the development of a vaccine to prevent HIV infection. Certain of the licensed technology is sublicensed or assigned to us under licenses from third parties to Genentech. We, as the exclusive licensee of Genentech, have assumed all of Genentech's obligations under these third-party license agreements. Such obligations consist primarily of royalties on product sales. However, the vaccine in its current form does not incorporate any of the technology sublicensed or assigned us under licenses from third parties where there are obligations under the license agreements. The initial term of the license agreement is 15 years from the commercial introduction date of a licensed product and will be determined on a country-by-country, product-by-product basis. In addition, upon entering the original agreement, Genentech transferred to us 300,000 doses of the vaccine. If we decide to conduct further clinical trials, we will have to manufacture additional doses of the vaccine. Under the license and supply agreement, we are required to use due diligence in developing, seeking regulatory approval for, and marketing and commercializing the vaccine. Due diligence is defined in the agreement as meaning that we will use the maximum effort consistent with prudent business and scientific judgment in developing, seeking regulatory approval for, marketing of and commercializing licensed products in the field of use.

In connection with reaching this goal, we are required to achieve the filing of the first market approval for a product with the FDA by May 2004, if it is able to meet all of the primary endpoints established in its current Phase III clinical trial. However, if we do not meet all of our primary endpoints, the filing requirement date would be extended to May 2006. In addition, the Agreement could be terminated if either party fails to comply with any of its material obligations or in the event of insolvency or bankruptcy of either party.

As part of the amended and restated license and supply agreement, Genentech gave up its option to manufacture the vaccine and a one-time option to be responsible for marketing the vaccine worldwide. Under the amended and restated agreement, we granted Genentech an exclusive option to use, sell, offer for sale and import, on an exclusive basis, the licensed vaccine in the U.S., Mexico and Canada (North America). This option would be exercisable by Genentech any time prior to 90 days from the date we deliver the final report of the Phase III clinical trial and a detailed calculation of our development costs to Genentech. Should Genentech exercise its North American marketing option, Genentech will pay a license fee to us equal to 33% of our developmental costs of the initial AIDSVAX product (including the Phase III clinical trials and regulatory submissions). In addition, Genentech and we would share in the net profits in North America, whereby 70% would go to Genentech and 30% would go to us. If Genentech does not exercise its marketing option for North America, and in any event for all sales outside of North America, we will pay a royalty equal to fifteen percent of net sales to Genentech, except that the royalty owed to Genentech for sales made by us to the World Health Organization or the United Nations for use in a third world county at a price lower than the average price charged in private markets in such a country, then the royalty owed Genentech will be proportionately adjusted to a minimum rate of 7.5%.

Genentech's formal decision not to manufacture AIDSVAX followed our announcement earlier in 2002 that we are creating a current Good Manufacturing Practice
(cGMP) manufacturing facility in South San Francisco with the capacity to produce at least 10 million doses of AIDSVAX per year. Our strategy was to initiate commercial manufacture in the South San Francisco facility and then amend our license to include manufacture in a facility being built in Incheon, South Korea, by our manufacturing joint venture partner, Celltrion. This larger facility is scaled to initially produce in excess of 200 million doses of AIDSVAX per year, should it become licensed.

As well as retaining an economic interest in the sales of AIDSVAX, Genentech owns approximately 10% of our common stock.

Licensed Patents

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

Under the Genentech license agreement, Genentech has retained title to the licensed patents and patent applications and other licensed technology previously owned by Genentech, while we will retain title to any improvements developed by us. Both parties will jointly own any improvements to the licensed patents and patent applications or other licensed technology developed or invented jointly. If Genentech exercises its marketing option under the Genentech license agreement, it would have a fully paid-up, non-exclusive, worldwide license under all improvements to the licensed know-how or patent rights that we own. Furthermore, Genentech will have such a license if Genentech terminates the Genentech license agreement before the expiration of the 15-year term or if VaxGen voluntarily terminates the agreement. Genentech will remain responsible for the filing, prosecution and maintenance of all licensed patent rights, in consultation with us, at our expense.

In 1997, Chiron Corporation filed oppositions against two of Genentech's European patents that are licensed to us. With our assistance, Genentech defended these patents, which were both upheld in amended form in May 2000. By prevailing in both patent disputes, we confirmed its exclusive rights to various forms of key proteins, methods for manufacturing the proteins, and their use for the prevention and treatment of HIV/AIDS. We believe the broad intellectual property protection afforded by these patents will allow us to participate in, and benefit financially from, the development of any vaccine that uses these proteins, in particular the form of gp120 that is the main ingredient in AIDSVAX. Chiron Corporation has appealed both decisions, and the appeals are pending.

Sales and Marketing

If AIDSVAX is eventually licensed, we intend to make this product available through governmental purchasing agencies and private markets. We intend to serve the bulk purchaser markets directly. We intend to rely on third parties for sales and marketing of AIDSVAX to private purchasers. Genentech currently has an option to obtain an exclusive North American license to use, market and sell AIDSVAX. If AIDSVAX is approved for sale and Genentech does not exercise its option to market AIDSVAX, we intend to serve North American bulk purchasers directly and enter into agreements for marketing and distribution with other partners to serve private purchasers, and will pay a predetermined royalty to Genentech.

Government Collaborations and Grants

We have established collaborative relationships with two federal government agencies: the U.S. Centers for Disease Control and Prevention (CDC) and the U.S. NIAID.

Our collaborations with CDC are conducted in both the United States and Thailand. In October 1999, we entered into collaboration with the CDC to support research at six of the 56 clinics in the United States conducting Phase III clinical trials of our AIDSVAX vaccine. The participating sites implemented the Phase III protocol, and conducted epidemiological, social and behavioral research, which is being shared by us and the CDC. The sites were compensated directly by the CDC for the clinical costs, which would otherwise have been incurred by us, and for conducting the additional research. The CDC agreed to contribute approximately $8,000,000 to the participating sites over a four-year period. In Thailand, the CDC is assisting in the measurement of viral loads in infected vaccinees and placebo recipients, as well as examining HIV subtypes and strains in the study populations.

In 2001, we finalized a collaborative agreement with BBI Biotech Research Laboratories Inc. (BBI Biotech), which is being funded by the NIAID, to obtain and store clinical specimens from our North American/European Phase III clinical trial. The samples will be used to determine if the vaccine induced a cellular immune response in the volunteers who received the active vaccine. The project is being funded under a seven-year contract, which NIAID awarded BBI Biotech. Under a subcontract with BBI Biotech, we will receive a gross amount of approximately $1,730,000 to support the establishment of the sample collection. We recognized approximately $474,000 of this revenue for the year ended December 31, 2002.

In 2001, we were awarded a grant from the NIH to continue the development of a vaccine designed to prevent infection by HIV subtype C, the most widespread form of the virus. The Small Business Innovation Research (SBIR) Fast Track grant provides up to $1,131,000 for the development program. We recognized approximately $464,000 of this revenue for the year ended December 31, 2002. The NIH grant will allow us to create and conduct laboratory tests of a subtype C vaccine that could be used alone in Southern Africa and India, or could be combined with a vaccine against the B and E subtypes for regions of the world, such as China, where all three subtypes are in circulation.

In September 2002, we were awarded a contract from NIAID to develop a new anthrax vaccine and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses. The period of performance of the contract is from September 30, 2002 through December 31, 2003. NIAID is expected to award a separate contract in 2003 to manufacture the stockpile. The goal of the government contract is to develop a vaccine that proves to be safe in humans, efficacious in animal challenge studies and requires no more than three injections. Under the initial phase of the NIAID contract, we will be able to earn revenue up to $16.2 million, upon satisfaction of certain milestones, to advance the development of a vaccine candidate initially developed by the USAMRIID. If results from the first phase are positive, NIAID may elect, at least 60 days prior to December 31, 2003, to extend the contract. If the contract is extended, we will be eligible for an additional $15.0 million beginning in 2003 as a continuation of the current contract to support a Phase II clinical trial. A second, much larger contract to manufacture the 25-million dose stockpile will be awarded by NIAID through a competitive bid process by the end of the third quarter of 2003. We will recognize revenue based on the completion of milestones, that have been specified by NIAID. During the fourth quarter of 2002, we invoiced NIAID a total of $493,000, however we were not able to recognize any revenue associated with this contract in 2002, because milestones set forth in the agreement had not been achieved. Revenues and costs associated with milestones which have not been substantiated through objective evidence from NAID, will be deferred on our balance sheet.

Also in September 2002, we were awarded a $1.0 million task order to provide AIDSVAX under a supply contract to develop HIV vaccines for a forthcoming Phase III trial in Thailand funded by the NIH and conducted by the Walter Reed Army Institute of Research (WRAIR). There are two government options and, if exercised, would increase the total contract award to $3.3 million. In February 2003, the NIH exercised the first option to take delivery of the first two-thirds of the vaccine supply. We expect that the NIH will exercise their second option for the remaining balance of the vaccine supply in September 2003. The majority of the contract award will be earned in 2003. The start date of the clinical trial has been delayed due to matters outside of our control, but is now currently scheduled to begin enrolling volunteers during the fourth quarter of 2003 and will combine our AIDSVAX B/E vaccine with ALVAC, an AIDS vaccine candidate being developed by Aventis Pasteur.

In October 2002, the NIH awarded us a SBIR grant to characterize the sequences of the viruses responsible for recent HIV infections. The viruses are being sequenced from blood specimens obtained from volunteers who became infected during their participation in our North American/European Phase III clinical trial and is intended to help identify Subtype B virus variants that might be included in future vaccine formulations. Because the clinical trial is a double-blinded, placebo-controlled study, we do not know if the specimens gathered are from recipients of the vaccine or the placebo. The award for the first phase of the grant is $210,000. We recognized approximately $102,000 in grant revenue for the year ended December 31, 2002. Funding for the first year of the second phase is proposed at $840,000 and we expect the award during the second quarter of 2003.

Other Collaborations

We have on-going collaborations in which we provide AIDSVAX to four separate Phase I/II clinical trials testing combination vaccines. AIDSVAX has been tested with two different formulations of an Aventis Pasteur vaccine candidate. The trials were conducted in the U.S. and abroad in both adult and infant populations.

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

The first of these trials was planned by NIAID to test an Aventis Pasteur vaccine formulation with VaxGen's AIDSVAX B/B formulation in North and South America. However, in February 2002, NIAID announced its decision not to proceed forward with the Phase III trial. NIAID's decision was based on its Phase II study indicating that ALVAC-HIV did not induce a sufficient cytotoxic T lymphocyte (CTL) immune response to qualify it for the next trial phase. NIAID stated that its decision not to proceed with the trial did not mean that the vaccines were not efficacious.

The second trial was originally to be sponsored by the Walter Reed Army Institute of Research (WRAIR), but now will be sponsored by NIAID. This trial is being planned to test another Aventis Pasteur vaccine formulation with our AIDSVAX B/E vaccine in Thailand in a population of both heterosexual male and female adults. This trial is currently scheduled to begin sometime during the fourth quarter of 2003.

In November 2002, we and Aventis Pasteur entered into a Cooperation Agreement to facilitate the conduct by NIAID and other government agencies of certain clinical trials of both our potential preventative vaccines. The Agreement generally stipulates that both parties shall in good faith cooperate to conduct biologics license application enabling clinical trials of our respective vaccine candidates, use diligence in facilitating and seeking regulatory approval and show best efforts to commercialize our vaccine candidates if proven successful. There are no commercial terms contained in the Agreement.

VaxGen Manufacturing

Overview

We were formed seven years ago to complete the development of and commercialize AIDSVAX, a vaccine designed to prevent infection or disease caused by HIV/AIDS. In the course of carrying out this endeavor, it became clear to us that should AIDSVAX prove effective in Phase III trials, manufacturing capacity would be needed to produce a licensure application to the FDA. Further, a projected shortage of bio-manufacturing capacity worldwide over the next five years would delay expeditious commercialization of the vaccine should the FDA approve it for use.

In order to avoid delays in licensure processes and eventually bringing AIDSVAX to market, and to capitalize on what will likely be a shortage in global bio-manufacturing capacity, we and a group of South Korean investors formed a joint venture in 2002. The joint venture plans to invest approximately $122 million to build and operate large-scale bio-manufacturing facilities in Incheon, South Korea and South San Francisco, California. The facility in Incheon will be operated by the joint venture, known as Celltrion, and is being designed to manufacture mammalian cell-cultured biopharmaceutical products besides AIDSVAX.

Celltrion, through the same $122 million investment, is also contributing to the funding of construction of the facility in South San Francisco, California, to be operated directly by us, to support licensure and commercial launch of the vaccine. Both facilities will be used for commercial manufacture of AIDSVAX, if the FDA licenses it, or other biopharmaceutical products.

The Celltrion Joint Venture

The South Korean investors participating in the Celltrion joint venture are Nexol Corp., KT&G Corp., and J. Stephen & Co. Ventures Ltd. We are providing mammalian cell culture technology and biologics production expertise to Celltrion, but no cash, in exchange for a 44% interest in the joint venture. We are Celltrion's single-largest shareholder. The South Korean partners are providing the funding necessary to design and construct both facilities, and to validate and operate the Incheon facility. The Incheon facility will be built on approximately 23 acres of land sold to Celltrion by the city of Incheon at a discount to prevailing market rates.

Celltrion will finance the capital and operating costs of the manufacturing facility in Incheon, South Korea. In its first phase of development, which Celltrion expects to complete by 2005, we believe the Incheon facility will be capable of producing up to 200 million doses of AIDSVAX; or other biopharmaceutical products annually. Celltrion is also contributing to financing the capital costs of constructing a manufacturing facility in South San Francisco from which we believe AIDSVAX will initially be licensed and launched. We believe the South San Francisco facility will have the capacity to manufacture at least 10 million doses of AIDSVAX; or other biopharmaceutical products annually when it is licensed and operational, which we believe will occur in the second half of 2004. We will be responsible for certain costs of validation, operation and licensure of this manufacturing facility. Both manufacturing facilities will be designed to manufacture a variety of human therapeutic proteins using mammalian cell fermentation, in addition to AIDSVAX.

The Joint Venture Agreement

Under the terms of the joint venture agreement, dated February 25, 2002, between us and the three South Korean investors, the total capitalization of Celltrion during the start-up phase will be between $82.0 million and $122.0 million, subject to adjustment with the consent of the shareholders of Celltrion. The laws of the Republic of Korea govern the joint venture agreement. After all planned rounds of financing are completed; our fully diluted ownership will be approximately 44%. As of December 31, 2002, the South Korean investors had contributed approximately $40.75 million in cash to Celltrion of the $47.0 million in cash that is required by the joint venture agreement between us and Celltrion, and secured a $40.0 million loan with a Korean bank. There is a remaining balance of $6.25 million to be funded, of which J. Stephen & Co.

Ventures Ltd. is obligated to fund $3.75 million before the end of June 2003 and Nexol Corp. is obligated to fund $2.5 million with no specified time requirement for such funding. As a result, we currently have a 48.9% interest in the joint venture.

A board of directors comprised of five individuals will manage Celltrion. So long as we retain 66-2/3% of its initial shareholdings in Celltrion, we will be entitled to nominate two of the directors and the CEO(s) of Celltrion.

The joint venture agreement may be terminated as follows:

      -- If any party commits a material breach of any of its obligations that is not cured within 60 days from the date of written notice of breach;

      -- If any party becomes incapable for a period of six months of performing any of its obligations under the joint venture agreement because of a force majeure;

      -- If any party files for liquidation, bankruptcy or a similar transaction or event; or

      -- If the license agreement is terminated by VaxGen for certain reasons described in the license agreement.

Land Purchase and Sale Agreement

Celltrion has entered into a land purchase and sale agreement, dated February 25, 2002, with the City of Incheon, South Korea. The land will be the site for Celltrion's South Korean manufacturing facilities. As part of Celltrion's initial formation, we and Celltrion entered into an assignment agreement on March 25, 2002, in which we assigned Celltrion our rights, obligations, and liabilities under the land purchase and sale agreement.

Contribution Agreement

Under the terms of the contribution agreement dated February 25, 2002 between us and Celltrion, we made an in-kind contribution to Celltrion, as a part of the initial capitalization of Celltrion, of the license and sub-license of certain cell culture technology used for the manufacture of a number of pharmaceutical products including AIDSVAX. VaxGen received 7.8 million shares of Celltrion common stock for this contribution. The terms and conditions of the use of the contributed technology has been set forth in the license agreement and the sub-license agreement.

Government Regulation

The products VaxGen is developing, including AIDSVAX and the vaccine candidates for anthrax and smallpox, and its manufacturing efforts, including its joint venture with Celltrion, are subject to federal regulation in the U.S., principally by the FDA, and by state and local governments, as well as appropriate regulatory and ministerial authorities in certain foreign governments. Such regulations govern or influence, among other things, the testing, manufacture, safety and efficacy requirements, labeling, storage, record keeping, licensing, advertising, promotion, distribution and export of products, and manufacturing and the manufacturing process.

The FDA classifies AIDSVAX and the anthrax and smallpox vaccine candidates we are developing as biological drug products. The steps ordinarily required before a biological drug product may be marketed in the United States include:

      --    Pre-clinical laboratory and animal testing;

      --    The submission to the FDA of an Investigational New Drug Application
            (IND), which must become effective before clinical trials may commence;

      -- Adequate and well-controlled clinical trials to establish the safety, purity and potency of the biological drug product and to characterize how it behaves in the human body;

      -- The submission to the FDA of a Biologics License Application that includes both clinical trial data and manufacturing information;

      --    FDA review of the Biologics License Application (BLA);

      --    Completion of comparability studies, if necessary;

      -- Satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities; and

      -- FDA approval of the license application, including approval of all product labeling.

Pre-clinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety, purity and potency of each product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the pre-clinical tests together with manufacturing information and analytical data are submitted to the FDA as part of the IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND by placing the study on clinical hold, the IND will become effective 30 days following its receipt by the FDA. The FDA may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA does place the study on clinical hold, the sponsor must usually resolve all of the FDA's concerns before the study may proceed.

Clinical trials involve the administration of the investigational product to humans under the supervision of qualified principal investigators. Clinical trials are conducted in accordance with GCP under protocols submitted to the FDA as part of the Investigational New Drug Application. In addition, each clinical trial is approved and conducted under the auspices of an institutional review board and with the patients' informed consent. The institutional review board considers, among other things, ethical factors, and the safety of human subjects and possibility of liability of the institutions conducting the trial.

Clinical trials for vaccines are typically conducted in three sequential phases; however, the phases may overlap. The goal of a Phase I clinical trial is to establish initial data about safety and tolerance of the biological agent in humans. In Phase II clinical trials, evidence is sought about the desired immune response of a biological agent in a limited number of patients. Additional safety data and dosing regimen information are also gathered from these studies. The Phase III clinical trial program consists of expanded, large-scale, multi-center studies of persons who are susceptible to the targeted disease. The goal of these studies is to obtain sufficient evidence of the safety, purity and potency of the proposed product. We recently announced data from the first of two Phase III clinical trials for AIDSVAX, in which we failed to meet the primary endpoint of the trial, but did observe some evidence of efficacy in certain racial subgroups. We will need to modify the vaccine in order to continue developing it for use in a broad population. In addition, we believe that we will have to conduct additional clinical trials of AIDSVAX in order to obtain approval from the FDA either in a broad patient population or in any particular subgroups.

All data obtained from the clinical trials, in addition to detailed information on the manufacture and composition of the product would be submitted in a BLA to the FDA for review and approval for the manufacture, marketing and commercial shipments of AIDSVAX or other products. FDA approval of the BLA is required before marketing may begin in the U.S. The FDA also may, at any time, require the submission of product samples and testing protocols for lot-by-lot confirmatory testing by the FDA prior to commercial distribution. This means a specific lot of vaccine cannot be released for commercial distribution until the FDA has authorized such release. Similar types of regulatory processes will be encountered as efforts are made to market any vaccine internationally. We will be required to assure product performance and manufacturing processes from one country to another.

For commercialization of AIDSVAX, the manufacturing processes described in our BLA must receive FDA approval and the manufacturing facility must successfully pass an inspection prior to approval of AIDSVAX for sale within the U.S. The pre-approved inspection assesses whether, for example, the facility complies with the FDA's cGMP. These practices include elaborate testing, control, documentation, record keeping and other quality assurance procedures. For marketing outside the United States, VaxGen will be subject to the regulatory requirements of other countries, which vary from country to country, including marketing approval requirements. The time needed to secure regulatory approval in other countries may be longer or shorter than that required for FDA approval.

If results from the Phase I trial of the anthrax vaccine candidate we are developing are positive, under an agreement with the NIH, we will be eligible for an additional $15.0 million beginning in late 2003 from the NIH as a continuation of the current contract to support a Phase II clinical trial of the vaccine. Unlike most vaccines, it is anticipated that an anthrax vaccine can be evaluated and approved by the FDA on the basis of an adequate and controlled Phase II study, supported by animal efficacy studies. The FDA recently codified the possibility of approval of new drugs or biologics, such as an anthrax vaccine, on the basis of animal efficacy studies, where adequate and well-controlled human studies cannot be ethically conducted and field efficacy studies are not feasible.

Employees

As of December 31, 2002, we had 117 employees: 30 are clinical staff, 37 are research and development staff, 33 are management/administration staff, 12 are regulatory and quality services staff and 5 are manufacturing staff. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

                                  Risk Factors

You should carefully consider the following risk factors, in addition to the other information set forth in this prospectus, before purchasing our common stock. Each of these risk factors could adversely affect our business, operating results and stock price.

Risks Relating to our Business

We may need to raise additional capital, and any inability to raise required funds could harm our business.

As of December 31, 2002, we had $18.0 million of cash and cash equivalents and investment securities. We believe that our existing cash and cash equivalents and investment securities, together with investment income and funds primarily from government contracts and grants, will enable us to meet our forecasted expenditures through November 2003, but our existing capital resources will not be sufficient to commercialize AIDSVAX. In addition, our accountants have expressed doubt about our ability to continue as a going concern. Even if we are technically able to successfully develop AIDSVAX in light of our recent clinical trials, we expect additional development efforts and clinical trials will add several years to the development timeline and result in substantial additional expense. We are unable to fund these efforts with our current financial resources. As a result, we will need to obtain additional financing to support AIDSVAX as well as to continue operations in 2004. We do not know if additional financing will be available, at all or on acceptable terms. If we fail to raise sufficient funds, we would have to curtail or cease operations.

Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. We may not succeed in our efforts to develop AIDSVAX based on our preliminary results and not meeting the primary endpoint of the Phase III clinical trial.

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and statistically significant efficacy of our product candidates before they can be approved for commercial sale. Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. AIDSVAX is our most advanced product candidate. We recently announced data from the first of two Phase III clinical trials for AIDSVAX, in which we failed to meet the primary endpoint of the trial, but did observe some evidence of efficacy in certain racial subgroups. We will need to modify the vaccine in order to continue developing it for use in a broad population. In addition, we believe that we will have to conduct additional clinical trials of AIDSVAX in order to obtain approval from the FDA either in a broad patient population or in any particular subgroups. These development efforts and subsequent clinical trials are lengthy and expensive, and the outcome is uncertain. Even with modifications, we may discover that AIDSVAX fails to protect individuals from contracting HIV. If we are unable to successfully develop AIDSVAX, we will be unable to generate revenue from this product opportunity, and our stock price is likely to decline.

We have limited experience in developing other types of vaccines and products, such as smallpox and anthrax vaccines, and may be unable to develop other vaccines and products, which could adversely affect our ability to execute our business strategy, our business and our financial condition.

Part of our business strategy is to develop biologic products for the prevention and treatment of human infectious diseases. In September 2002, we were awarded a contract from the NIAID to develop a new anthrax vaccine and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses. In December 2002, we entered into agreements with Kaketsuken to initiate development of Kaketsuken's attenuated smallpox vaccine for use in the United States. We have only limited experience in developing other types of vaccines and products, so we may not be able to develop either an effective anthrax vaccine or a smallpox vaccine for use in the United States or receive the appropriate regulatory approvals to distribute either vaccine candidate in the U.S. If these development efforts fail, it could adversely affect our ability to execute our business strategy, our business and our financial condition.

Delay in completing our clinical trials could jeopardize our ability to obtain regulatory approval to market AIDSVAX on a timely basis.

We expect to complete our Thai clinical trials in the second quarter of 2003 and announce results sometime in the fourth quarter of 2003. Completion of our clinical trial, and announcement of the results of the trial could be delayed for a variety of reasons, including:

      o     lower-than-anticipated retention rate of volunteers in the trial;

      o     serious adverse events related to the vaccine;

      o our principal third-party investigator may not perform our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and other third-party organizations may not perform data collection and analysis in a timely or accurate manner; or

      o different interpretations of our preclinical and clinical data, which could lead initially to inconclusive results.

Our development costs will increase if we have material delays in our clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain domestic or foreign regulatory approval.

If we fail to comply with extensive regulations enforced by domestic and foreign regulatory authorities, the commercialization of our product candidates could be prevented or delayed.

Vaccine candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining and complying with FDA, other governmental and foreign regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. It also subjects us to the following risks and obligations, among others.

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

      o The FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities, or may require additional clinical studies to establish the safety, purity and potency of our product candidates.

      o Even if United States regulatory approval for any product is obtained, the license will be subject to continual review, and newly discovered or developed safety or efficacy data may result in revocation of the marketing license.

      o If regulatory approval of the vaccine candidate is granted, the marketing of that vaccine would be subject to adverse event reporting requirements and the FDA's general prohibition against promoting products for unapproved or "off-label" uses.

      o We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with the FDA's cGMPs regulations.

In addition, the FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. There can be no assurance that we will avoid incurring significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect on us.

We receive funding from the U.S. government, and in the future we may receive significant orders from the U.S. government, if the U.S. government fails to continue funding or purchasing products we manufacture, our business will be harmed.

We have received funding from the U.S. government for the development of an anthrax vaccine. Changes in government budgets and agendas may result in future funding to be decreased and de-prioritized. Furthermore, we cannot be certain of the timing of any future funding. The failure of the U.S. government to continue to fund our research and development programs would harm our business. Similarly, if we develop any anthrax vaccine candidate that is approved by the FDA, the U.S. government is likely to be our largest customer for this product. The failure of the U.S. government to place sufficient orders for this product or to place orders on a timely basis would be harmful to our future business. Even if the U.S. government were to become a customer, we would be subject to additional governmental contract requirements, and future sales would depend, in part, on our ability to meet those requirements, certain of which may be onerous or even impossible for us to satisfy

The approval requirements of vaccines used to fight bio-terrorism are still evolving, and we cannot be certain that any vaccines we develop, if effective, would meet these requirements.

The approval requirements of vaccines used to fight bio-terrorism are still evolving, and we cannot be certain that any vaccines we develop, if effective, would meet the approval requirements of regulatory authorities. We are developing products based upon current policies regulating these vaccines. Our business is subject to substantial risk because these policies may change quickly and unpredictably and in ways that could impair our ability to obtain regulatory approval of these products.

Our product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.

Our success depends on our ability to successfully develop and obtain regulatory approval to market new biopharmaceutical products. A significant portion of the research that we will conduct will involve new and unproven technologies. Development of a product requires substantial technical, financial and human resources even if the product is not successfully completed.

Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

      o lack of sufficient prevention benefit or unacceptable safety during preclinical studies or clinical trials;

      o     failure to receive necessary regulatory approvals;

      o     existence of proprietary rights of third parties; and

      o inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

We face competition from several companies with greater financial, personnel and research and development resources than ours.

Several of our competitors have announced that they are trying to develop an HIV vaccine and are planning, conducting or have completed Phase I or Phase II clinical trials. In addition, several of these companies are developing new drug therapies and other treatments that may mitigate the impact of the disease. Our competitors are also developing vaccine candidates for anthrax and smallpox, which would compete with the vaccine candidates we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that are:

      o     more effective;

      o     have fewer or less severe adverse side effects;

      o     are easier to administer; or

      o are less expensive than the products or product candidates we are developing.

Even if we are successful in developing effective drugs, obtaining FDA and other required regulatory approvals and commercializing them, our products may not compete effectively with these products or other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts, as well as universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

We have only a limited operating history and we expect to continue to generate losses.

To date, we have engaged primarily in research, development and clinical testing. At December 31, 2002, we had an accumulated deficit of approximately $142.0 million. We sustained net losses of approximately $2.1 million in 1996, $3.1 million in 1997, $9.2 million in 1998, $23.3 million in 1999, $31.8 million in 2000, $26.9 million in 2001 and $45.7 million in 2002. We expect to incur substantial losses in the future.

Our South Korean manufacturing joint venture may not be successful.

In February 2002, we entered into a joint venture, Celltrion, with a group of South Korean investors for the purpose of building and operating a manufacturing facility in Incheon, South Korea, and a smaller manufacturing facility in South San Francisco. We have not yet completed the full capitalization of, or the transfer of all technology to, Celltrion. Celltrion will be unable to complete its capitalization and unable to build a manufacturing facility in South Korea or in South San Francisco, if Celltrion is unable to secure or raise the necessary funding or does not receive the necessary technology for the manufacture of AIDSVAX or other biopharmaceutical products.

Even if Celltrion successfully builds its manufacturing facilities, we cannot be certain that the facilities will pass domestic or foreign regulatory approvals or be able to manufacture the vaccine candidates we are developing or third parties' products in commercial quantities, on a cost-effective basis or at all.

In addition, the political, social and economic situation of South Korea, and the stability of the Korean peninsula as a whole, may not continue to provide an environment in which we would be able to manufacture the vaccine candidates we are developing cost-efficiently or at all. The South Korean government may impose regulations or restrictions that would make it difficult, impractical or impossible, whether economically, legally or otherwise, for us to conduct our business there. Celltrion's manufacturing operations may expose our business to numerous risks inherent in international operations including:

      o     foreign currency controls;

      o     currency fluctuations;

      o     trade restrictions or changes in tariffs;

      o the difficulties associated with staffing and managing international operations;

      o     generally longer receivables collection periods;

      o     potentially limited protection for intellectual property rights;

      o     potentially adverse taxes; and

      o     international conflict and war.

If Celltrion is unable to manufacture AIDSVAX or other vaccines or products, or if it becomes commercially impractical for Celltrion to manufacture those products, we may not recoup the cost of our investment, and our business and results of operations will suffer.

Our use of hazardous materials, chemicals and viruses exposes us to potential liabilities.

Our research and development involves the controlled use of hazardous materials, chemicals, and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines.

We may become subject to product liability claims, which could reduce demand for our products or result in damages that exceed our insurance limitation.

We face an inherent risk of exposure to product liability suits in connection with vaccines being tested in human clinical trials or sold commercially. We may become subject to a product liability suit if any vaccine we develop causes injury, or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from our vaccines or products. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine or product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. If a product liability claim is brought against us, the cost of defending the claim would be significant and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability insurance in the amount of $25 million. However, we cannot be certain that our current insurance can be maintained, or additional insurance coverage could be obtained, on acceptable terms, if at all.

Legislation limiting or restricting liability for medical products used to fight bio-terrorism is evolving, and we cannot be certain that any such protections will apply to our vaccines or products.

Legislation relating to medical products used to fight bio-terrorism is evolving, and may enable the United States government to release and use certain medical products prior to such products obtaining FDA or other regulatory approval. According to the terms of one proposed bill, upon a declaration of emergency, the United States government may authorize the introduction and use of a qualified medical product (possibly the anthrax vaccine, currently under development with government funding, and the smallpox vaccine) prior to either such medical product obtaining FDA regulatory approval. Further, such proposed legislation provides that the United States government may elect to purchase and stockpile quantities of vaccines or products prior to receipt of regulatory approval to fight bio-terrorism. Legislation limiting or restricting liability for the use of such vaccines is evolving, and we cannot be certain that any such protections will apply to the vaccines or products developed by us. If the legislation does not provide sufficient protection, and we are not able to obtain these protections by contract, we may become subject to product liability suits and other third party claims if vaccines or products developed by us cause injury, or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from such vaccines or products. We currently have product liability insurance in the amount of $25 million. However, we cannot be certain that our current insurance will cover such claims, or that adequate insurance coverage can be obtained.

Political or social factors may delay or reduce revenues by delaying or impairing our ability to market AIDSVAX or any other vaccine or product.

Products developed for use in addressing the HIV/AIDS epidemic have been, and will continue to be, subject to competing and changing political and social pressures. Similarly products developed to treat or combat the threat of bio-terrorism will be subject to changing political and social environments. The political and social responses to the HIV/AIDS epidemic and to bio-terrorism have been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our products to market or limit pricing of our products, which would harm our business.

Failure to hire and retain key management employees could adversely affect our ability to obtain financing, develop AIDSVAX and other products, conduct clinical trials or execute our business strategy.

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

Failure to protect our intellectual property or infringing on the intellectual property rights of others could harm our business and cause our stock price to fall.

If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products. If we infringe the intellectual property rights of others, we may be prevented from developing or marketing AIDSVAX or other products. We rely on patent and other intellectual property protection to prevent our competitors from manufacturing and marketing AIDSVAX and other products. Our technology, including technology licensed from Genentech, will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends on our ability and Genentech's ability, to:

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

Risks Relating to Our Relationship with Genentech and Our Relationships with other Third Parties

We intend to rely on third parties for the production, sales or marketing of our vaccines if they are successfully developed. Our dependence on third parties may delay or impair our ability to generate revenues, or adversely affect our profitability.

Since inception we have been primarily focused on research and development of AIDSVAX. We lack any sales or marketing history, and as of present do not have plans on developing internally such capability. We intend to rely on third parties for the sales and marketing of our products. Our lack of sales and marketing personnel and distribution relationships may impair our ability to generate revenues. We are also entirely dependent on third parties to produce AIDSVAX. To date, we have relied on Genentech for this purpose. Genentech currently has an exclusive option to manufacture AIDSVAX, although they have consented to our participation in Celltrion, our South Korean manufacturing joint venture. Our license agreement with Genentech does not specify the price we will be required to pay Genentech to manufacture AIDSVAX. Genentech is not able to assure us that it will have adequate manufacturing capacity to produce AIDSVAX for us on a commercial scale.

Our license agreement with Genentech, as amended effective as of May 1, 2002, permits Genentech to terminate the agreement, or terminate the exclusivity of our license, if we:

      o fail to use due diligence in developing, seeking regulatory approval for, marketing or commercializing products covered by the agreement;

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

Risks Related to the Issuance of Series A 6% Cumulative Redeemable Convertible Preferred Stock (Series A Preferred Stock) and Warrants

We may be obligated to redeem the Series A Preferred Stock, the common stock issued on exercise of the warrants and/or the warrants at a premium to the purchase or exercise price.

On May 23, 2001 we completed a private placement in which we issued 20,000 shares of our Series A Preferred Stock and warrants to purchase common stock for aggregate proceeds of $20.0 million. As of December 31, 2002, there were 3,800 shares of Series A Preferred Stock and warrants to purchase 530,672 shares of common stock outstanding. The terms of our Series A Preferred Stock, and the warrants, give the holders the right to require us to redeem all of the outstanding Series A Preferred Stock, common stock issued on exercise of the warrants, and/or the warrants, under certain circumstances, including:

      o     on May 23, 2004, with respect to the Series A Preferred Stock;

      o     at a 15% premium upon a change of control; and

      o at a 20% premium if we breach certain of our obligations under the purchase agreements, if our stock is delisted or not quoted on an approved stock exchange or the Nasdaq National Market or Small Cap Market for 5 consecutive days or if we are insolvent or certain actions are taken as part of a bankruptcy proceeding.

Our redemption of the Series A Preferred Stock, common stock issued on conversion of the Series A Preferred Stock or on exercise of the warrants, and/or the warrants, if any of these circumstances were to happen they would require the expenditure of a significant amount of cash that could substantially exceed the proceeds that we received in the private placement.

Our stockholders could experience substantial dilution as result of the issuance of additional preferred stock.

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

The Series A Preferred Stock and the warrants permit the holders to elect to have their shares of Series A Preferred Stock and the warrants remain outstanding after an acquisition of VaxGen and to have the acquirer assume all of our obligations to the holder. The Series A Preferred Stock also permits the holders of Series A Preferred Stock to require us to repurchase the Series A Preferred Stock, at a premium, in connection with an acquisition. The ability to force an acquirer to assume the Series A Preferred Stock and the warrants, and the ability to force us to repurchase the Series A Preferred Stock at a premium, in the event of a merger could deter a potential acquirer from completing an acquisition of VaxGen.

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

Other Risks

Our stock price may be volatile, and your investment in our stock could decline in value.

The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

      o     adverse results or delays in clinical trials;

      o     delays in our product development efforts;

      o     failure to win future government contracts for anthrax or smallpox;

      o     real or perceived safety issues with any of our vaccine candidates;

      o delays in completion of our manufacturing facilities in South Korea and the U.S.;

      o     changes in financial estimates by securities analysts;

      o rumors about our business prospects, product development efforts or clinical trials;

      o new products or services offered by us or our competitors or announcements relating to product developments by our competitors;

      o     issuances of debt or equity securities;

      o sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants and conversion of the Series A Preferred Stock; and

      o     other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the Nasdaq National Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our business.

Available Information

We maintain a site on the World Wide Web at www.vaxgen.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K whether as a result of new information, future events or otherwise, unless we are required to do so by law.

Item 2. Properties

Our executive offices are located in Brisbane, California, in an office building in which we lease approximately 20,000 square feet. The lease agreement terminates in May 2007, and we have an option to renew for a successive five-year period. We also lease approximately 70,000 square feet of laboratory and manufacturing space in South San Francisco under three lease agreements, which terminate in March 2004, April 2006 and October 2008, respectively. We have an option to renew for a successive five-year period. We believe that our facilities are sufficient to support our operations for at least the next 18 months.

In Thailand, we lease office space which are occupied by our collaborators at Mahidol University and at Taksin Hospital in Bangkok. We will lease this space through the duration of the Thai Phase III clinical trials.

Item 3. Legal Proceedings

On March 17, 2003 a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and President Donald P. Francis, M.D. The plaintiff seeks to represent a class of persons who purchased the Company's securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and the Company's future manufacturing and marketing plans. Management believes the Company has strong defenses and intends to defend the action vigorously.

Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. The company expects that these complaints will eventually be consolidated into a single action. Management believes the Company has strong defenses and intends to defend the action vigorously.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action no. CIV 430087, and MacDonald v. Allen, et al., civil action no. CIV 430088. Named as defendants in both actions are company directors Lance K. Gordon, Donald P. Francis. M.D., Phillip W. Berman, David W. Beier, Randall L-W. Caudill, Stephen C. Francis and William D. Young. Also named as defendants are Paul Allen and Vulcan Ventures, Inc. The allegations of these complaints mirror those contained in the class action, and plaintiffs allege as well that Mr. Allen and Vulcan Ventures sold shares of the company's stock while in possession of material non-public information about the company. Plaintiffs, purportedly suing on behalf of the company, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment, and against Mr. Allen and Vulcan Ventures for breach of fiduciary duty and insider trading. Management believes the Company has strong defenses and intends to defend the action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock began trading publicly on The Nasdaq National Market(R) on June 30, 1999 under the symbol "VXGN." The following table lists quarterly information on the price range of the common stock based on the high and low sale prices for our common stock as reported on The Nasdaq National Market(R) for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

                                                          High             Low
                                                        --------         -------
Fiscal 2002:
    Fourth Quarter                                       $23.25          $ 8.35
    Third Quarter                                        $10.73          $ 4.51
    Second Quarter                                       $11.99          $ 4.96
    First Quarter                                        $12.90          $ 8.40

Fiscal 2001:
    Fourth Quarter                                       $18.12          $ 8.07
    Third Quarter                                        $19.55          $11.50
    Second Quarter                                       $25.33          $18.37
    First Quarter                                        $28.69          $15.38


As of February 28, 2003, there were 399 holders of record of the common stock. On March 14, 2003, the last reported sale price on The Nasdaq National Market(R) for the common stock was $3.83 per share.

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

Recent Sales of Unregistered Securities

In 2002, we issued warrants to a consultant to purchase up to 6,000 shares of our common stock at an exercise price of $11.52 per share. The warrants were issued for work performed by the consultant. The exemption from registration relied upon for this transaction was Section 4(2).

Item 6. Selected Financial Data

This selected financial data should be read in conjunction with our financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                                               Period
                                                                                                                from
                                                                                                              Inception
                                                                                                            (November 27,
                                                                                                                1995)
                                                                Year Ended December 31                         through
                                             ------------------------------------------------------------    December 31,
                                               2002         2001         2000         1999         1998          2002
                                             --------     --------     --------     --------     --------     ---------
                                                           (in thousands, except per share data)
Statement of Operations Data:
   Revenues:
      Research grant and contract revenue    $  1,055     $    895     $    275     $   --       $   --       $   2,225
      Related party services revenue              527         --           --           --           --             527
                                             --------     --------     --------     --------     --------     ---------
      Total revenues                            1,582          895          275         --           --           2,752

   Operating expenses:
      Research and development                (20,975)     (16,701)     (18,513)     (18,003)      (6,831)      (85,855)
      General and administrative              (14,373)     (11,823)     (17,465)      (7,479)      (3,345)      (55,682)
                                             --------     --------     --------     --------     --------     ---------
      Loss from operations                    (33,766)     (27,629)     (35,703)     (25,482)     (10,176)     (138,785)
      Other income, net                         2,022        3,255        3,900        2,148        1,013        13,196
                                             --------     --------     --------     --------     --------     ---------
      Net Loss                               $(31,744)    $(24,374)    $(31,803)    $(23,334)    $ (9,163)    $(125,589)
      Charges attributable to convertible
      preferred stock                         (13,909)      (2,484)        --           --           --         (16,393)
                                             --------     --------     --------     --------     --------     ---------
      Net loss applicable to common
      stockholders                           $(45,653)    $(26,858)    $(31,803)    $(23,334)    $ (9,163)    $(141,982)
                                             ========     ========     ========     ========     ========     =========
      Net loss per share applicable to
      common stockholders--basic and
      diluted                                $  (3.13)    $  (1.90)    $  (2.33)    $  (2.44)    $  (1.48)
                                             ========     ========     ========     ========     ========
      Weighted average shares
      outstanding--basic and diluted           14,567       14,145       13,636        9,568        6,185
                                             ========     ========     ========     ========     ========

                                                                At December 31,
                                              ---------------------------------------------------
                                                2002       2001       2000       1999       1998
                                              -------    -------    -------    -------    -------
                                                                       (in thousands)
Balance Sheet Data:
  Cash, cash equivalents and investment
  securities                                  $18,021    $48,410    $48,524    $70,534    $19,468
  Working capital                              13,320     45,242     48,013     68,213     17,866
  Total assets                                 28,037     53,372     56,797     75,225     21,472
  Long-term obligations                           606         22        367         89       --
  Redeemable convertible preferred stock        3,349     15,845       --         --         --
  Total stockholders' equity                   14,495     32,561     51,072     71,150     19,398

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In November 1995, VaxGen was formed to continue development of AIDSVAX, a preventative vaccine against HIV/AIDS. At that time, Genentech licensed to us the technology necessary for completing development and commercialization of AIDSVAX under a license agreement. Currently, Genentech owns approximately 10% of our outstanding common stock.

Since our formation, we have focused on developing and testing AIDSVAX. We have developed two formulations of AIDSVAX, which focus on the predominant HIV subtype in North America, Europe, the Caribbean, and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). We have commenced two Phase III clinical trials, one in North America and Europe to determine the efficacy AIDSVAX B/B and one in Thailand, to determine the efficacy of AIDSVAX B/E.

In October 1999, we completed the initial inoculation and enrollment of over 5,400 trial volunteers for the North American/European Phase III clinical trial, which was conducted in 59 clinical centers and completed the clinical trial as planned in December 2002. On February 24, 2003, we announced that the study did not show a statistically significant reduction of HIV within the study population as a whole, which was the primary endpoint of the trial. However, the study did show a statistically significant reduction of HIV infection in certain vaccinated groups. Initial trial data indicated that Black and Asian volunteers appeared to produce higher levels of antibodies against HIV. White and Hispanic volunteers appeared to develop consistently lower levels of protective antibodies after vaccination. We intend to conduct additional analyses of the data to confirm if there was a direct correlation between the level of antibodies and the prevention of infection. We are not sure yet why certain groups have a better immune response, but these preliminary results may indicate that a surface-protein (gp120) vaccine stimulates neutralizing antibodies correlates with prevention of HIV infection. The results of the clinical trial also initially indicated that the vaccine is well tolerated and has a high safety profile. Based on the preliminary results, we intend to continue development of AIDSVAX through licensure, including additional studies as needed in the subgroups in which the vaccine demonstrated significant reduction in infection and in parallel continue to work on the vaccine to make it more broadly effective. However, our continued development of AIDSVAX will depend on whether we obtain funding from sources including governmental agencies and philanthropic organizations, rather than from the equity markets.

In August 2000, we completed the initial inoculation and enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok. We are scheduled to complete this trial during the second quarter of 2003 and expect to announce clinical results during the last quarter of 2003. The FDA has designated our HIV/AIDS vaccine candidates Fast Track Products for the prevention of HIV infection. The Fast Track designation could enable more rapid regulatory review of AIDSVAX if and when we submit a BLA.

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, called Celltrion, to build and operate a manufacturing facility in Incheon, South Korea. As our part of the investment in the joint venture, we are providing mammalian cell culture technology and biologics production expertise. Celltrion contributed funds to a subsidiary for the purpose of funding the first $7.0 million of construction cost for a smaller manufacturing facility in South San Francisco, California. This smaller facility is intended to support the licensure and commercial launch of AIDSVAX, but is also designed to support the manufacture of other biopharmaceutical products. In the event that AIDSVAX is proven successful and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to us. However, in the event that AIDSVAX is proven to be unsuccessful, we believe the Incheon facility would be used to manufacture other biopharmaceutical products, in which we would share in the profits based on our percentage ownership. After all rounds of financing are complete, our fully diluted ownership of the joint venture will be approximately 44%. Although we have no further funding obligation to Celltrion, we are responsible for any additional capital equipment costs in excess of $7.0 million for which we receive equivalent value in common stock and certain future costs related to the validation, operation and licensure of the manufacturing facility in South San Francisco, California.

To date, we have generated $2,752,000 in revenue from grants from the NIH for research and development of HIV vaccines along with funds received through a collaborative agreement with BBI Biotech, which is funded by the NIAID, to obtain and store clinical specimens from our North American/European Phase III clinical trial; and from service agreement fees from our manufacturing joint venture.

In September 2002, we were awarded a contract from NIAID to develop a new anthrax vaccine and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses of an anthrax vaccine. The period of performance of the contract is from September 30, 2002 through December 31, 2003. The goal of the government contract is to develop a modern vaccine that proves to be safe in humans, efficacious in animal challenge studies and requires no more than three injections. Under the initial phase of the NIAID contract, we will be awarded $16,200,000, upon satisfaction of certain milestones, to advance the development of a vaccine candidate initially developed by the USAMRIID. If results from the Phase I clinical trial are positive, NIAID may elect, at least 60 days prior to December 31, 2003, to extend the contract. If the contract were to be extended, we would be eligible for an additional contract award of $15,000,000 beginning in late 2003 and running through 2007 as a continuation of the current contract to support a Phase II clinical trial. A second, much larger contract to manufacture a 25 million-dose stockpile under an IND will be awarded by NIAID through a competitive bid process by the end of the third quarter of 2003.

Also in September 2002, we were awarded a $1,000,000 task order to provide AIDSVAX under a supply contract to develop HIV vaccines for a forthcoming Phase III trial in Thailand funded by the NIH and conducted by the WRAIR. The majority of the contract award will be earned in 2003. There are two government options, if exercised, which would increase the contract award to a total of $3,300,000. In February 2003, the NIH exercised the first option to take delivery of the first two-thirds of the vaccine supply. We expect that the NIH will exercise their second option for the remaining balance of the vaccine supply in September 2003. The start date of the clinical trial has been delayed due to matters outside of our control, but is now currently scheduled to begin enrolling volunteers during the fourth quarter of 2003 and will combine our AIDSVAX B/E vaccine with ALVAC, an AIDS vaccine candidate being developed by Aventis Pasteur.

In December 2002, we announced that we and Kaketsuken entered into initial agreements that will allow us to begin development of Kaketsuken's attenuated small pox vaccine, LC16-Kaketsuken, for use in the U.S., subject to approval by the FDA. We believe, that the vaccine, which was licensed in Japan in 1980, will have a better safety profile, yet be equally effective, compared to small pox vaccines currently available in the U.S. We are currently in negotiations with Kaketsuken to define the specific commercial terms of our relationship.

We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of December 31, 2002, we had a deficit accumulated during the development stage of $141,983,000. We anticipate incurring substantial losses over at least the next two to three years as we complete our clinical trials, apply for regulatory approvals continue development of our vaccines and expand our operations.

Since inception, our research and development expenses have been applied to two product development projects: AIDSVAX, our HIV vaccine candidate, and a program to develop a new anthrax vaccine for the U.S. Government. For AIDSVAX, we have incurred total costs of $81,834,000 in research and development since we began operations in late 1995. During the last three years we have incurred costs of $18,827,000, $14,828,000 and $18,513,000, during 2002, 2001, and 2000, respectively. The most significant research and development costs incurred for the development of AIDSVAX include: the costs to conduct the Phase III clinical trials, the cost of the clinical materials, the costs associated with the laboratory activities required to support the trials, the establishment of a regulatory and quality systems group to support the possible licensure of the products, and the costs to refine the manufacturing process of the vaccine. In 2003, we expect the development cost for AIDSVAX will be approximately $4,400,000, and is primarily associated with the conclusion of the Thai Phase III clinical trial

The North American/European Phase III clinical trial was completed as scheduled in December 2002. Completion meant that the last volunteer remaining in the trial had completed the study protocol and that all of the data collected during the multiple year study was "locked" for analysis. Up until mid-February, the data continued to be blinded and was not unblinded until when the final analysis began. On February 24, 2003, we announced that the study did not show a statistically significant reduction in HIV infection within the study group as a whole, which was the primary endpoint of the clinical trial. However, the study did show a statistically significant reduction of HIV infection in certain subgroup populations. The results of the clinical trial also initially indicated that the vaccine, AIDSVAX B/B, is well tolerated and has a high safety profile. We intend to conduct additional analyses to confirm if there was a direct correlation between the level of antibodies and the prevention of infection. However, if additional clinical trials are needed, we intend only to continue the development of AIDSVAX B/B if we are able to obtain funding from governmental or philanthropic sources.

The Thai Phase III clinical trial, which is testing our AIDSVAX B/E formulation in a blood-borne transmission study, is scheduled for completion in June 2003 and we anticipate announcing the results of this trial sometime during the fourth quarter of 2003. In October 2002, the Thai trial underwent its final safety and conduct review by the Data Safety and Monitoring Board (DSMB). The DSMB concluded that the study was being conducted appropriately and that the vaccine was appearing safe. Besides a good safety profile, the retention of volunteers remaining in the trial continues to remain above expectations. On an annualized basis the retention rate as of September 15, 2002, 96.7% of the volunteers in the trial continued to participate. The DSMB also conducted an interim analysis of efficacy and recommended that the study continue to its planned conclusion in June 2003.

The anthrax vaccine project began during the fourth quarter of 2002 when the NIH awarded us a cost reimbursement contract to develop a new vaccine to prevent anthrax infection. As of December 31, 2002, we have incurred total costs of $1,379,000 towards this project, which has been deferred along with the related revenue until the milestones that are required have been met. We expect to incur approximately additional costs of $7,500,000 during 2003, of which we expect to receive be reimbursement for all our direct expenses, coverage for a certain part of our overhead and general and administrative expenses and a fixed profit amount.

In February 2003, we received official notification from NIAID indicating that we met the program requirements stipulated under milestone 1 of the anthrax vaccine development contract. Milestone 1 required us to produce the pilot lot of the anthrax vaccine clinical material amongst other associated activities. Along with Milestone 1, we continue to perform, in parallel, against the other milestones required under the contract with NIAID. Thus far, we are performing within budget and on schedule.

We cannot reasonably estimate the nature, timing and cost of completing these product development projects due to the numerous risks and uncertainties associated with developing vaccines, including:

      o intense and changing governmental regulation, both foreign and domestic, and social and political considerations with respect to drug development, particularly bio-terrorism and AIDS research;

      o the fact that the anthrax vaccine project is in the very early stages of pre-clinical testing and that we have only limited experience in developing vaccines and products other than AIDSVAX;

      o the uncertainty of future pre-clinical and clinical study results and the uncertainty of the timing of enrolling volunteers in vaccine trials, particularly in large scale clinical vaccine trials enrolling hundreds and thousands of volunteers in multiple cities and in various countries;

      o the possibility of delays in the completion of clinical trials caused by different interpretations of pre-clinical and clinical data; and

      o the uncertainty related to our manufacturing facilities, which are in an early stage of construction, various risks related to our reliance on third parties, including Genentech, Celltrion and government entities.

See the section entitled "Risk Factors" for a more detailed discussion of these risks and uncertainties.

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

Revenue Recognition

We recognize revenue when all of the following conditions have occurred:

      o     Persuasive evidence of an arrangement exists;

      o     Delivery has occurred or services have been rendered;

      o     The price is fixed and determinable; and

      o     Collectibility is reasonably assured.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement and are generally based on specific services or products to be delivered. In the event payment terms are provided that differ significantly from our standard business practices and collectibility is not reasonably assured, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees are paid.

In addition, we adopted the guidance provided by the SEC, which addresses the proper recognition of service revenue. We believe that this is the appropriate treatment of our contract with the NIH to develop a new anthrax vaccine. Under this arrangement we deferred revenues and expenses on our balance sheet until we are able to provide objective evidence that we have attained the specified milestones established by the NIH. At December 31, 2002, we had $1,379,000 of deferred costs and $493,000 of deferred revenues related to this agreement.

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenue

Contract revenue increased 77%, from $895,000 for the year ended December 31, 2001 to $1,582,000 for the year ended December 31, 2002. The revenue in 2002 primarily consisted of funds received as reimbursements under a collaborative agreement with BBI Biotech and two Small Business Innovation Research (SBIR) grants that are funded by NIAID; and service agreement revenue of $527,000 earned from the Celltrion joint venture and its wholly-owned subsidiary, VaxGen-Celltrion, Inc. Revenue earned in one period is not indicative of revenue to be earned in future periods.

Research and development expenses

Research and development expenses increased 26%, from $16,701,000 for the year ended December 31, 2001 to $20,975,000 for the year ended December 31, 2002. The net increase is due primarily to the increase in personnel expenses of $2,590,000, the final closeout expenses payable to our North American and European clinical trial sites and service fees associated with the completion of our two Phase III clinical trials amounting to an increase of $2,332,000 offset by a reduction of $1,109,000 in fees paid to our licensing partner, Genentech. The increase in personnel cost and service fees include salary and benefits expenses and fees for services required to support our regulatory filings, the advanced development of our manufacturing processes and the monitoring and auditing expenses normally incurred at the end of a Phase III clinical trial. We expect research and development expenses to increase for the foreseeable future if we are able to advance the product candidates we are developing into clinical development and if we are able to raise necessary funds to support such programs.

General and administrative expenses

General and administrative expenses increased 22%, from $11,823,000 for the year ended December 31, 2001 to $14,373,000 for the year ended December 31, 2002. The increase was primarily due to higher spending for occupancy, personnel and insurance costs. Prior to the fourth quarter of 2002, we entered into a sublease agreement to occupy an additional 50,000 square feet of space to establish our South San Francisco manufacturing facility and the laboratory facilities needed to support a manufacturing operation. Personnel costs increased due to the hiring of additional personnel required to support the expanding infrastructure of our operations. Finally, insurance premium cost, mainly in the product liability and directors and officers liability programs increased due to current market conditions in the insurance industry. We expect general and administrative expenses will be maintained at similar levels but will be adjusted according to the level of our research and development activity and planned operations.

Other income, net

Other income, net, consisting primarily of interest income, decreased 38%, from $3,255,000 for the year ended December 31, 2001 to $2,022,000 for the year ended December 31, 2002. This was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower interest yields.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenue

Revenue increased 225% to $895,000 for the year ended December 31, 2001 from $275,000 in December 31, 2000. Revenue in 2000 primarily consisted of funds received as reimbursements under a collaborative agreement with BBI Biotech. Revenue earned in one period is not indicative of research contract revenue to be earned in future periods.

Research and development expenses

Research and development expenses decreased 10% from $18,513,000 for the year ended December 31, 2000 to $16,701,000 for the year ended December 31, 2001. The decrease is due to a reduction of fees paid to Genentech for clinical material as a result of the clinical trials winding down along with lower clinical trial site costs, laboratory supply costs and fees paid to third parties associated with conducting the clinical trials.

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

Other income, net

Other income, net, consisting primarily of interest income, decreased 17%, from $3,900,000 for the year ended December 31, 2000 to $3,255,000 for the year ended December 31, 2001. This was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower interest yields.

Liquidity and Capital Resources

Our primary financing requirements are for (i) capital equipment expenditures related to the manufacturing facility in South San Francisco, California; (ii) funding our day-to-day working capital requirements; and (iii) research and development costs.

Cash, cash equivalents and investment securities were $18,021,000 and our working capital position was $13,320,000 at December 31, 2002. We have financed our operations since inception primarily through capital provided by Genentech, sales of our common stock and through an issuance of convertible preferred stock. Genentech has no obligation to provide us future funding.

We completed our initial public offering in July 1999, in which we sold 3,565,000 shares of common stock resulting in net proceeds to us of approximately $41,959,000. In early 1999, we received net proceeds of $5,273,000 from private placement financing activities, which were completed prior to our initial public offering.

In December 1999, we completed a private placement of common stock with Vulcan Ventures, Inc. The funds from the private placement helped support our on-going operations along with our current clinical trials. This private placement has also enabled us to commence development of a formulation of AIDSVAX, that focuses on the predominant HIV type found in Africa, China, India and South America (subtype C). Currently, we have developed formulations of AIDSVAX, that focus on the predominant HIV type in North America, Europe, the Caribbean and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). The private placement consisted of approximately 2,174,000 shares of common stock, which resulted in proceeds, net of expenses, to us of approximately $24,100,000.

On May 23, 2001 we completed a preferred stock financing through which four investors paid us an aggregate of approximately $20,000,000 in consideration for 20,000 shares of our Series A Preferred Stock at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. In the event that there is no earlier conversion, we must redeem the Series A Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds to us of approximately $18,300,000. The proceeds from the Series A Preferred Stock financing have been used to develop our commercial-scale manufacturing facilities, the potential development of new adjuvants and general corporate purposes. During the fourth quarter of 2002, two investor's converted 16,200 shares in the aggregate of Preferred Stock in exchange for 1,172,436 shares of common stock, which included shares issued for accrued but unpaid dividends. As of December 31, 2002, 3,800 shares of Series A Preferred Stock remained outstanding.

In connection with the preferred stock financing, we issued warrants for the purchase of 297,177 shares of our common stock to our preferred stock investors. The warrants, which expire on May 23, 2006, originally had an initial exercise price of $25.2375 per share; however effective as of May 23, 2002, the exercise price was automatically adjusted to $14.133 per share and the number of shares issuable on exercise of the warrants increased to 530,674, in accordance to the terms of the warrants.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through December 31, 2002, our gross investment in equipment and leasehold improvements was $6,421,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratories and the establishment of larger office facilities. Net cash used in operating activities for 2002 was $29,040,000 representing expenditures for research and development costs and general and administrative expenses.

In October 1999, we entered into collaboration with the CDC to support research at six of the 54 clinics in the United States conducting Phase III clinical trials of our AIDSVAX vaccine. The participating sites implemented our Phase III protocol, as well as conducted epidemiological, social and behavioral research, which will be shared by the Company and the CDC. The sites were compensated directly by the CDC for the clinical costs. The CDC has agreed to contribute approximately $8,000,000 to the participating sites over a four-year period.

In 2001, we finalized a collaborative agreement with BBI Biotech, which is being funded by the NIAID, to obtain and store clinical specimens from our North American/European Phase III clinical trial. The project is being funded under a contract, which NIAID awarded BBI Biotech for seven years. Under a subcontract with BBI Biotech, we will receive a gross amount of approximately $1,730,000 to support the establishment of the sample collection. We recognized approximately $474,000 for the year ended December 31, 2002.

In 2001, we were awarded a grant from the NIH to continue the development of a vaccine designed to prevent infection by HIV subtype C, the most widespread form of the virus. The SBIR Fast Track grant provides up to $1,131,000 for the development program. We recognized approximately $464,000 for the year ended December 31, 2002. The NIH grant will allow us to create and conduct laboratory tests of a subtype C vaccine that could be used alone in Southern Africa and India, or it could be combined with a vaccine against the B and E subtypes for regions of the world, such as China, where all three subtypes are in circulation.

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, named Celltrion, which intends to raise up to approximately $122.0 million, consisting of up to approximately $92.0 million in cash and an in-kind investment of mammalian cell culture technology and production support valued at $30.0 million, to build and operate a facility in Incheon, South Korea, to manufacture AIDSVAX. The joint venture also intends to fund a capital contribution of $7.0 million towards construction of a smaller facility in South San Francisco to support licensure and commercial launch of AIDSVAX. We believe that both facilities, once constructed, would be designed for commercial manufacture of AIDSVAX, if it proves safe and effective and is approved by the FDA or other bio-pharmaceutical products.

As part of our investment in the joint venture, we provided mammalian cell culture technology and biologics production expertise to the joint venture. We currently are Celltrion's single-largest stockholder. Although we have no further funding obligation to Celltrion, we are responsible for any additional capital equipment costs in excess of $7.0 million; and certain costs related to the validation, operation and licensure of the manufacturing facility in South San Francisco, California. The South Korean partners will provide the funding necessary to design and construct both facilities and to validate and operate the Incheon facility. After all planned rounds of financing are completed; our fully diluted ownership will be approximately 44%. As of December 31, 2002, the South Korean investors had contributed approximately $40.75 million in cash to Celltrion of the $47.0 million in cash that the joint venture agreement between us and Celltrion, and secured a $40 million loan with a Korean bank. As a result, we currently have a 48.9% interest in the joint venture.

In September 2002, we were awarded a contract from NIAID to develop a new anthrax vaccine and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses. The period of performance of the contract is from September 30, 2002 through December 31, 2003. NIAID is expected to award a separate contract in 2003 to manufacture the stockpile. Under the initial phase of the NIAID contract, we will be awarded $16.2 million, upon satisfaction of certain milestones, to advance the development of a vaccine candidate initially developed by the USAMRIID. If results from the first phase are positive, NIAID may elect, at least 60 days prior to December 31, 2003, to extend the contract. If the contract were extended, we would be eligible for an additional $15.0 million in 2003 as a continuation of the current contract to support a Phase II clinical trial. During the fourth quarter of 2002, we invoiced NIAID a total of $493,000, however we were not able to recognize any revenue associated with this contract in 2002, because attainment of contractual milestones set forth in the agreement had not been met. We will recognize revenue based on the completion of milestones, which have been specified by NIAID. Revenues and costs (not to exceed revenues) associated with milestones which have not been substantiated through objective evidence from NAID, will be deferred on our balance sheet.

Also in September 2002, we were awarded a $1.0 million task order to supply AIDSVAX B/E under an existing general contract to develop HIV vaccines for a forthcoming Phase III trial in Thailand funded by the NIH and conducted by WRAIR. There are two government options, if exercised, would increase the total contract award to $3.3 million. In February 2003, the NIH exercised the first option to take delivery of the first two-thirds of the vaccine supply. We expect that the NIH will exercise their second option for the remaining balance of the vaccine supply in September 2003. The majority of the contract award will be earned in 2003.

In October 2002, the NIH awarded us a SBIR grant to characterize the sequences of the viruses responsible for recent HIV infections. The viruses are being sequenced from blood specimens obtained from volunteers who became infected during their participation our North American/European Phase III clinical trial and is intended to help identify Subtype B virus variants that should be included in future vaccine formulations.

The grant award for the first phase of the grant is $210,000. We recognized approximately $102,000 in grant revenue for the year ended December 31, 2002. Funding for the first year of the second phase is proposed at approximately $840,000 and we expect the grant will be awarded during the second quarter of 2003.

Future payments due under contractual obligations as of December 31 are as follows:

                              Non-Cancelable     Clinical Trial
                             Operating Leases       Expenses            Total
                             ----------------    ---------------     -----------
2003                           $ 2,269,000          $3,750,000       $ 6,019,000
2004                             2,169,000                  --         2,169,000
2005                             2,176,000                  --         2,176,000
2006                             2,186,000                  --         2,186,000
2007                             1,581,000                  --         1,581,000
2008 and thereafter              1,044,000                  --         1,044,000
                               -----------          ----------       -----------
Total                          $11,425,000          $3,750,000       $15,175,000
                               ===========          ==========       ===========

We believe that our existing cash and cash equivalents and investment securities, together with investment income, the funds from our existing government contracts and grants, along with funds from other potential collaborative arrangements, will enable us to meet our forecasted expenditures through the anticipated completion of our Thai Phase III clinical trial and through approximately November 2003. However, we will need to raise additional funds to support the necessary manufacturing and development programs if we apply for regulatory approval of the AIDSVAX vaccine and to support other business opportunities.

We will also need to raise additional capital if the Thai Phase III clinical trials are delayed or more costly than currently anticipated, or if commercialization is delayed for any other reason. Our future capital requirements are also dependent on several other factors, including:

      o     the progress of other internal research and development projects;

      o     the timing and ability to negotiate government contracts or grants;

      o the need for leasehold improvements to facilities and the purchase of additional capital equipment;

      o the ability to attract and negotiate business development opportunities; and

      o     the timing of revenue, from our vaccine candidates.

We cannot assure you that we will be able to raise funds when needed, or that such funds will be available on satisfactory terms. If we are unable to raise additional capital, we will need to scale back our research and development efforts. We will restrict additional planned activities and operations, as necessary, to sustain operations and conserve cash resources.

At December 31, 2002, we had federal and California net operating loss carryforwards of approximately $122,692,000 and $67,238,000. The federal and California net operating loss carryforwards expire by 2022 and 2014, respectively. Additionally, we have federal research credits, expiring through 2022, of approximately $3,288,000 and California research credits, carrying forward indefinitely of approximately $2,348,000. There is significant uncertainty about our ability to realize these benefits and we have not reflected any deferred tax assets on our balance sheet.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities that we initiate after December 31, 2002.

In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not have any guarantees nor do we provide any guarantees for others. We do not expect the adoption of FIN 45 to have a material effect on our financial condition or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force (referred to as
EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material effect on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock Based Compensation and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for fiscal years ending after December 15, 2002. We have included the disclosure in our financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption of FIN 46 to have a material effect on our financial condition or results of operations.

Impact of Inflation

The impact of inflation on our operations for the years ended December 31, 2002, 2001, and 2000 was not material.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2002 and 2001, our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U.S. Government, Federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At December 31, 2002, we held government debt instruments and corporate obligations in the principal amount of $13,094,000. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2002, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

We have exposure to foreign currency exchange risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand's currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. As of December 31, 2002, we have incurred $1,000 in foreign exchange losses. We do not expect that our foreign currency balance sheet exposure as of December 31, 2002 will result in a significant impact on our operations or cash flows.

Item 8. Financial statements and supplementary data

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
VaxGen, Inc.:

We have audited the accompanying balance sheets of VaxGen, Inc. (a development stage enterprise) as of December 31, 2002 and 2001, and the related statements of operations, cash flows, and stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2002 and the period from November 27, 1995 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VaxGen, Inc. (a development stage enterprise) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 and the period from November 27, 1995 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations during its development stage and expects to have a working capital deficiency for 2003 that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP

Mountain View, California
February 7, 2003

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                     ASSETS

                                                                     December 31,      December 31,
                                                                         2002              2001
                                                                    -------------     -------------
Current assets:
Cash and cash equivalents                                           $   4,449,000     $   7,499,000
Investment securities                                                  13,572,000        40,911,000
Accounts receivable, net of allowance for doubtful accounts
  of $487,000 as of December 31, 2002 and $487,000 as of
  December 31, 2001                                                     1,302,000           438,000
Accounts receivable - related party                                       440,000                --
Deferred costs                                                          1,379,000                --
Prepaid expenses and other current assets                               1,765,000         1,338,000
                                                                    -------------     -------------
Total current assets                                                   22,907,000        50,186,000

Property and equipment, net                                             3,309,000         2,987,000
Restricted cash                                                         1,033,000                --
Investment in affiliate                                                   268,000                --
Employee loans receivable                                                 135,000            55,000
Other assets                                                              385,000           144,000
                                                                    -------------     -------------
Total assets                                                        $  28,037,000     $  53,372,000
                                                                    =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Payable to Genentech                                                $   1,900,000     $   2,250,000
Accounts payable                                                          595,000           557,000
Accrued clinical trial expenses                                         2,455,000           894,000
Accrued liabilities                                                     3,705,000         1,212,000
Deferred revenues                                                         917,000                --
Current portion of long-term obligations                                   15,000            31,000
                                                                    -------------     -------------
Total current liabilities                                               9,587,000         4,944,000

Deferred rent                                                             606,000
Long-term obligations                                                          --            22,000

Redeemable convertible preferred stock, $0.01 par
value, 20,500 shares authorized:
        Series A 6% cumulative, $0.01 par value, 3,800 and
        20,000 shares issued and outstanding at December 31,
        2002 and December 31, 2001, respectively (liquidation
        preference of $3,800,000 and $20,000,000 at December 31,
        2002 and December 31, 2001, respectively)                       3,349,000        15,845,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 19,979,500 shares
    authorized; none issued or outstanding                                     --                --
Common stock, $0.01 par value, 60,000,000 shares authorized;
    15,777,064 and 14,300,600 shares issued and outstanding
    at December 31, 2002 and December 31, 2001, respectively              157,000           143,000
Additional paid-in capital                                            156,117,000       128,387,000
Deferred stock compensation                                               (94,000)         (516,000)
Accumulated other comprehensive income -
    unrealized gain on investment securities                              298,000           877,000
Deficit accumulated during the development stage                     (141,983,000)      (96,330,000)
                                                                    -------------     -------------
Total stockholders' equity                                             14,495,000        32,561,000
                                                                    -------------     -------------
Total liabilities and stockholders' equity                          $  28,037,000     $  53,372,000
                                                                    =============     =============

                 See accompanying notes to financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                             Period
                                                                                              from
                                                                                            Inception
                                                                                          (November 27,
                                                                                              1995)
                                                   Year Ended December 31,                   through
                                       ----------------------------------------------      December 31,
                                           2002             2001             2000             2002
                                       ------------     ------------     ------------     -------------
Revenue:
Research grant and contract revenue    $  1,055,000     $    895,000     $    275,000     $   2,225,000
Related party services revenue              527,000               --               --           527,000
                                       ------------     ------------     ------------     -------------
Total revenues                            1,582,000          895,000          275,000         2,752,000

Operating expenses:
Research and development:
Genentech charges                         1,313,000        2,422,000        3,210,000        13,091,000
Other                                    19,662,000       14,279,000       15,303,000        72,764,000
                                       ------------     ------------     ------------     -------------
Total research and development           20,975,000       16,701,000       18,513,000        85,855,000

General and administrative expenses      14,373,000       11,823,000       17,465,000        55,683,000
                                       ------------     ------------     ------------     -------------
Loss from operations                    (33,766,000)     (27,629,000)     (35,703,000)     (138,786,000)
                                       ------------     ------------     ------------     -------------

Other income (expense):
Investment income                         2,037,000        3,274,000        3,922,000        13,299,000
Interest expense                             (4,000)         (19,000)         (22,000)          (92,000)
Equity in loss of affiliate                 (11,000)              --               --           (11,000)
                                       ------------     ------------     ------------     -------------
Total other income, net                   2,022,000        3,255,000        3,900,000        13,196,000
                                       ------------     ------------     ------------     -------------
Net loss                                (31,744,000)     (24,374,000)     (31,803,000)     (125,590,000)

Charges related to convertible
preferred stock:
Dividends                                (1,090,000)        (740,000)              --        (1,830,000)
Accretion to redemption value            (1,758,000)      (1,010,000)              --        (2,768,000)
Beneficial conversion charge            (11,061,000)        (734,000)              --       (11,795,000)
                                       ------------     ------------     ------------     -------------
Net loss applicable to common
stockholders                           $(45,653,000)    $(26,858,000)    $(31,803,000)    $(141,983,000)
                                       ============     ============     ============     =============
Basic and diluted loss per share
applicable to common stockholders      $      (3.13)    $      (1.90)    $      (2.33)
                                       ============     ============     ============
Weighted average shares used in
    computing basic and diluted
    loss per share                       14,567,000       14,145,000       13,636,000
                                       ============     ============     ============

                 See accompanying notes to financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                                Period from
                                                                                                                 Inception
                                                                                                                November 27,
                                                                          Year Ended December 31,              1995) through
                                                               --------------------------------------------     December 31,
                                                                   2002            2001            2000             2002
                                                               ------------    ------------    ------------    -------------
Cash flows from operating activities:
Net loss                                                       $(31,744,000)   $(24,374,000)   $(31,803,000)   $(125,590,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                     1,001,000         891,000         779,000        3,259,000
Amortization of premiums and
      discounts on investment securities                             66,000        (311,000)        296,000         (764,000)
Stock compensation expense                                          730,000       1,267,000       9,958,000       15,287,000
Note receivable allowance                                                --         487,000              --          487,000
Warrants issued to consultants                                      135,000         228,000              --          363,000
Equity in loss of affiliate                                          11,000              --              --           11,000
      Changes in assets and liabilities:
        Accounts receivable                                      (1,304,000)      2,183,000      (2,604,000)      (1,742,000)
        Deferred costs                                           (1,379,000)             --              --       (1,379,000)
        Prepaid expenses and other current assets                  (436,000)        (15,000)       (578,000)        (448,000)
        Restricted cash                                          (1,033,000)             --              --       (1,033,000)
        Employee loans receivable                                   (80,000)             --         (55,000)        (135,000)
        Other assets                                               (241,000)         25,000              --         (274,000)
        Payable to Genentech                                       (350,000)        179,000       1,254,000        1,900,000
        Deferred revenues                                           917,000              --              --          917,000
        Deferred rent                                               606,000              --              --          606,000
        Accounts payable, accrued liabilities
            and other long-term obligations                       4,061,000        (559,000)        430,000        7,070,000
                                                               ------------    ------------    ------------    -------------
Net cash used in operating activities                           (29,040,000)    (19,989,000)    (22,323,000)    (103,684,000)
                                                               ------------    ------------    ------------    -------------
Cash flows from investing activities:
Purchase of investment securities                               (15,767,000)    (25,060,000)    (23,335,000)    (181,274,000)
Proceeds form sale and maturities of
      investment securities                                      42,461,000      28,081,000      34,891,000      168,764,000
Purchase of property and equipment                               (1,323,000)       (676,000)     (1,124,000)      (6,421,000)
Investment in affiliate                                            (279,000)             --              --         (279,000)
Long-term lease deposits                                                 --              --              --         (120,000)
                                                               ------------    ------------    ------------    -------------
Net cash provided by (used in)
    investing activities                                         25,092,000       2,345,000      10,432,000      (19,330,000)
                                                               ------------    ------------    ------------    -------------
Cash flows from financing activities:
Proceeds from issuance of preferred stock                                --      18,342,000              --       18,342,000
Payments under capital lease obligations                            (38,000)        (33,000)        (34,000)        (123,000)
Proceeds from issuance of common stock, net of issuance
   costs of $8,594,000                                                   --              --              --      103,960,000
Return of capital on redeemable convertible preferred stock        (300,000)             --              --         (300,000)
Exercise of employee stock options                                  962,000       1,306,000       1,288,000        4,208,000
Employee stock purchase plan                                        274,000         102,000              --          376,000
Loans from Genentech                                                     --              --              --        1,000,000
                                                               ------------    ------------    ------------    -------------
Net cash provided by financing activities                           898,000      19,717,000       1,254,000      127,463,000
                                                               ------------    ------------    ------------    -------------
Increase (decrease) in cash and cash equivalents                 (3,050,000)      2,073,000     (10,637,000)       4,449,000
Cash and cash equivalents at beginning of
    period                                                        7,499,000       5,426,000      16,063,000               --
                                                               ------------    ------------    ------------    -------------
Cash and cash equivalents at end
    of period                                                  $  4,449,000    $  7,499,000    $  5,426,000    $   4,449,000
                                                               ============    ============    ============    =============

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                          Period from
                                                                                                           Inception
                                                                                                         (November 27,
                                                                      Year Ended December 31,            1995) through
                                                             -----------------------------------------    December 31,
                                                                 2002           2001           2000           2002
                                                             -----------    -----------    -----------    -----------
Supplemental schedule of non cash
    investing and financing activities:
Dividends paid to redeemable convertible preferred
     stockholders through the issuance of common stock       $ 1,090,000    $   740,000    $        --    $ 1,830,000
Accretion of redemption value of redeemable
    convertible preferred stock                                1,758,000      1,010,000             --      2,768,000
Recognition of beneficial conversion feature
    of redeemable convertible preferred stock                 11,061,000        734,000             --     11,795,000
Recognition of fair value of common stock warrants issued
    with redeemable convertible preferred stock                       --      3,507,000             --      3,507,000
Conversion of redeemable convertible preferred stock
    into common stock                                         16,200,000             --             --     16,200,000
Reclassification of unaccreted portion of financing costs
    and fair value of warrants from preferred stock to
    equity                                                     2,244,000             --             --      2,245,000
Equipment acquired through capital leases                             --             --             --        138,000
Issuance of stock through conversion of
    Genentech note payable                                            --             --             --      1,000,000
Note receivable partially settled by
    severance obligation                                              --        406,000             --        406,000
                                                             ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

       Statement of Stockholders' Equity (Deficit) and Comprehensive Loss



                                                                Common Stock            Additional       Deferred
                                                         --------------------------      Paid-In          Stock
                                                           Shares         Amount         Capital       Compensation
                                                         -----------    -----------    ------------    ------------
Balance at inception (November 27, 1995)                          --    $        --    $         --    $        --
Net and total comprehensive loss for the
    period from inception to
    December 31, 1995                                             --             --              --             --
                                                         -----------    -----------    ------------    -----------
Balance at December 31, 1995                                      --             --              --             --
Shares issued at $0.02 per share from April
    through October 1996:
        Genentech for technology                           1,150,000         11,000          12,000             --
        Other founders for cash                              980,000         10,000          10,000             --
Net and total comprehensive loss                                  --             --              --             --
Balance at December 31, 1996                               2,130,000         21,000          22,000             --
Sale of shares in private placement at $7.00
    per share from March through June 1997 for
    cash, net of issuance costs of $2,248,000              3,607,047         36,000      22,965,000             --
Sale of shares to Genentech concurrent
    with private placement in March 1997
    at $7.00 per share for cash                              285,714          3,000       1,997,000             --
Genentech exercise of warrants at $0.02 per
    share in October 1997 for cash                            86,640          1,000           1,000             --
Comprehensive loss:
Net loss                                                          --             --              --             --
Net unrealized gain on
  investment securities                                           --             --              --             --

Total comprehensive loss                                          --             --              --             --
                                                         -----------    -----------    ------------    -----------
Balance at December 31, 1997                               6,109,401         61,000      24,985,000             --
Exercise of employee stock options
    at $7.00 per share in June and
    July 1998 for cash                                         5,750             --          40,000             --
Sale of shares in private placement in
    December 1998 at $9.50 per share for
    cash, net of issuance costs of $ 764,000                 986,097         10,000       8,594,000             --
Comprehensive loss:
Net loss                                                          --             --              --             --
Net unrealized gain on
    investment securities                                         --             --              --             --

Total comprehensive loss                                          --             --              --             --
                                                         -----------    -----------    ------------    -----------
Balance at December 31, 1998                               7,101,248         71,000      33,619,000             --
Sale of shares in private placement in
    January 1999 at $9.50 per share for
    cash, net  of issuance costs of $274,000                 583,913          6,000       5,267,000             --
Deferred compensation on options and
    warrants                                                      --             --       5,557,000     (3,197,000)
Compensation expense from stock options                           --             --              --        972,000
Sale of shares in initial public offering on
    June 30, 1999 at $13.00 per share for cash,
    net of issuance costs of $3,963,000                    3,100,000         31,000      36,306,000             --
Sale of shares in over allotment on July 13,
    1999 at $13.00 per share for cash, net of
    issuance costs of $423,000                               465,000          5,000       5,617,000             --
Sale of shares in private placement in
    December 1999 at $11.50 per share for
    cash, net of issuance costs of $922,000                2,173,913         21,000      24,057,000             --
Exercise of employee stock options at $7.00
    per share for cash                                        87,491          1,000         611,000             --
Comprehensive loss:
Net loss                                                          --             --              --             --
Net unrealized loss on investment securities                      --             --              --             --

Total comprehensive loss                                          --             --              --             --
                                                         -----------    -----------    ------------    -----------
Balance at December 31, 1999                              13,511,565        135,000     111,034,000     (2,225,000)


                                                            Accumulated      Deficit
                                                               Other       Accumulated        Total
                                                           Comprehensive   During The      Stockholders'
                                                              Income       Development        Equity
                                                              (Loss)          Stage          (Deficit)
                                                           -------------   ------------    -------------
Balance at inception (November 27, 1995)                     $      --     $         --     $        --
Net and total comprehensive loss for the
    period from inception to
    December 31, 1995                                               --          (30,000)        (30,000)
                                                             ---------     ------------     -----------
Balance at December 31, 1995                                        --          (30,000)        (30,000)
Shares issued at $0.02 per share from April
    through October 1996:
        Genentech for technology                                    --               --          23,000
        Other founders for cash                                     --               --          20,000
Net and total comprehensive loss                                    --       (2,082,000)     (2,082,000)
Balance at December 31, 1996                                        --       (2,112,000)     (2,069,000)
Sale of shares in private placement at $7.00
    per share from March through June 1997 for
    cash, net of issuance costs of $2,248,000                       --               --      23,001,000
Sale of shares to Genentech concurrent
    with private placement in March 1997
    at $7.00 per share for cash                                     --               --       2,000,000
Genentech exercise of warrants at $0.02 per
    share in October 1997 for cash                                  --               --           2,000
Comprehensive loss:
Net loss                                                            --       (3,060,000)     (3,060,000)
Net unrealized gain on
  investment securities                                          8,000               --           8,000
                                                                                            -----------
Total comprehensive loss                                            --               --      (3,052,000)
                                                             ---------     ------------     -----------
Balance at December 31, 1997                                     8,000       (5,172,000)     19,882,000
Exercise of employee stock options
    at $7.00 per share in June and
    July 1998 for cash                                              --               --          40,000
Sale of shares in private placement in
    December 1998 at $9.50 per share for
    cash, net of issuance costs of $ 764,000                        --               --       8,604,000
Comprehensive loss:
Net loss                                                            --       (9,163,000)     (9,163,000)
Net unrealized gain on
    investment securities                                       35,000               --          35,000
                                                                                            -----------
Total comprehensive loss                                            --               --      (9,128,000)
                                                             ---------     ------------     -----------
Balance at December 31, 1998                                    43,000      (14,335,000)     19,398,000
Sale of shares in private placement in
    January 1999 at $9.50 per share for
    cash, net  of issuance costs of $274,000                        --               --       5,273,000
Deferred compensation on options and
    warrants                                                        --               --       2,360,000
Compensation expense from stock options                             --               --         972,000
Sale of shares in initial public offering on
    June 30, 1999 at $13.00 per share for cash,
    net of issuance costs of $3,963,000                             --               --      36,337,000
Sale of shares in over allotment on July 13,
    1999 at $13.00 per share for cash, net of
    issuance costs of $423,000                                      --               --       5,622,000
Sale of shares in private placement in
    December 1999 at $11.50 per share for
    cash, net of issuance costs of $922,000                         --               --      24,078,000
Exercise of employee stock options at $7.00
    per share for cash                                              --               --         612,000
Comprehensive loss:
Net loss                                                            --      (23,334,000)    (23,334,000)
Net unrealized loss on investment securities                  (168,000)              --        (168,000)
                                                                                            -----------
Total comprehensive loss                                            --               --     (23,502,000)
                                                             ---------     ------------     -----------
Balance at December 31, 1999                                  (125,000)     (37,669,000)     71,150,000

                 See accompanying notes to financial statements.

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

 Statement of Stockholders' Equity (Deficit) and Comprehensive Loss (Continued)



                                                             Common Stock          Additional       Deferred
                                                       -----------------------      Paid-In          Stock
                                                         Shares       Amount        Capital       Compensation
                                                       ----------    ---------    ------------    ------------
Exercise of stock options and warrants at prices
    ranging from $7.00 to $17.69 for cash                 208,334       2,000        1,286,000              --
Issuance of common stock at $24.25 per
    share in November 2000 in connection with
    success bonus                                         325,757       3,000        7,897,000              --
Deferred compensation on stock options, net                    --          --          473,000        (528,000)
Compensation expense from stock options                        --          --        1,027,000       1,086,000
Comprehensive loss:
Net loss                                                       --          --               --              --
Net unrealized gain on investment securities                   --          --               --              --

Total comprehensive loss                                       --          --               --              --
                                                       ----------    --------    -------------     -----------
Balance at December 31, 2000                           14,045,656    $140,000    $ 121,717,000     $(1,667,000)
Exercise of stock options and
    warrants at prices ranging from $7.00 to
    $17.69 for cash                                       149,214       2,000        1,304,000              --
Recognition of fair value of common stock
    warrants issued with redeemable convertible
    preferred stock                                            --          --        3,507,000              --
Beneficial conversion feature
    of redeemable convertible
    preferred stock                                            --          --          734,000              --
Accretion of redemption value of
    redeemable convertible preferred stock                     --          --               --              --
Issuance of common stock as a dividend
    payment associated with redeemable
    convertible preferred stock                            65,253       1,000          739,000              --
Issuance of common stock in connection
    with 401(k) matching contribution                      12,127          --          206,000              --
Issuance of common stock for Employee
    Stock Purchase Plan                                     9,975          --          102,000              --
Issuance of common stock in connection
    with employee's separation agreement                   18,375          --          347,000              --
Warrants issued to consultants                                 --          --          228,000              --
Deferred compensation on stock options, net                    --          --         (497,000)        497,000
Compensation expense from stock options                        --          --               --         654,000
Comprehensive loss:
Net loss                                                       --          --               --              --
Net unrealized gain on investment securities                   --          --               --              --

Total comprehensive loss                                       --          --               --              --
                                                       ----------    --------    -------------     -----------
Balance at December 31, 2001                           14,300,600    $143,000    $ 128,387,000     $  (516,000)

Exercise of stock options and
    warrants at prices ranging from $7.00 to
    $14.63 for cash                                       104,401       1,000          961,000              --
Conversion of preferred stock to common
    stock                                               1,172,436      12,000       16,559,000              --
Recognition of unaccreted portion of financing
    costs and fair value of warrants as a charge to
    equity related to conversion of preferred stock            --          --       (2,244,000)             --
Beneficial conversion feature
    of redeemable convertible
    preferred stock                                            --          --       11,061,000              --
Accretion of redemption value of
    redeemable convertible preferred stock                     --          --               --              --
Issuance of common stock as a dividend
    payment associated with redeemable
    convertible preferred stock                           114,300       1,000          718,000              --
Issuance of common stock in connection
    with 401(k) matching contribution                      36,002          --          297,000              --
Issuance of common stock for Employee
    Stock Purchase Plan                                    49,325          --          274,000              --
Warrants issued to consultants                                 --          --          135,000              --
Deferred compensation on stock options, net                    --          --          (29,000)         29,000


                                                         Accumulated      Deficit
                                                            Other       Accumulated        Total
                                                        Comprehensive   During The      Stockholders'
                                                           Income       Development        Equity
                                                           (Loss)          Stage          (Deficit)
                                                        -------------   ------------    -------------
Exercise of stock options and warrants at prices
    ranging from $7.00 to $17.69 for cash                        --               --       1,288,000
Issuance of common stock at $24.25 per
    share in November 2000 in connection with
    success bonus                                                --               --       7,900,000
Deferred compensation on stock options, net                      --               --         (55,000)
Compensation expense from stock options                          --               --       2,113,000
Comprehensive loss:
Net loss                                                         --      (31,803,000)    (31,803,000)
Net unrealized gain on investment securities                479,000               --         479,000
                                                                                        ------------
Total comprehensive loss                                         --               --     (31,324,000)
                                                           --------     ------------    ------------
Balance at December 31, 2000                               $354,000     $(69,472,000)     51,072,000
Exercise of stock options and
    warrants at prices ranging from $7.00 to
    $17.69 for cash                                              --               --       1,306,000
Recognition of fair value of common stock
    warrants issued with redeemable convertible
    preferred stock                                              --               --       3,507,000
Beneficial conversion feature
    of redeemable convertible
    preferred stock                                              --         (734,000)             --
Accretion of redemption value of
    redeemable convertible preferred stock                       --       (1,010,000)     (1,010,000)
Issuance of common stock as a dividend
    payment associated with redeemable
    convertible preferred stock                                  --         (740,000)             --
Issuance of common stock in connection
    with 401(k) matching contribution                            --               --         206,000
Issuance of common stock for Employee
    Stock Purchase Plan                                          --               --         102,000
Issuance of common stock in connection
    with employee's separation agreement                         --               --         347,000
Warrants issued to consultants                                   --               --         228,000
Deferred compensation on stock options, net                      --               --              --
Compensation expense from stock options                          --               --         654,000
Comprehensive loss:
Net loss                                                         --      (24,374,000)    (24,374,000)
Net unrealized gain on investment securities                523,000               --         523,000
                                                                                        ------------
Total comprehensive loss                                         --               --     (23,851,000)
                                                           --------     ------------    ------------
Balance at December 31, 2001                               $877,000     $(96,330,000)   $ 32,561,000

Exercise of stock options and
    warrants at prices ranging from $7.00 to
    $14.63 for cash                                              --               --         962,000
Conversion of preferred stock to common
    stock                                                        --         (371,000)     16,200,000
Recognition of unaccreted portion of financing
    costs and fair value of warrants as a charge to
    equity related to conversion of preferred stock              --               --      (2,244,000)
Beneficial conversion feature
    of redeemable convertible
    preferred stock                                              --      (11,061,000)             --
Accretion of redemption value of
    redeemable convertible preferred stock                       --       (1,758,000)     (1,758,000)
Issuance of common stock as a dividend
    payment associated with redeemable
    convertible preferred stock                                  --         (719,000)             --
Issuance of common stock in connection
    with 401(k) matching contribution                            --               --         297,000
Issuance of common stock for Employee
    Stock Purchase Plan                                          --               --         274,000
Warrants issued to consultants                                   --               --         135,000
Deferred compensation on stock options, net                      --               --              --

                                  VaxGen, Inc.
                        (A Development Stage Enterprise)

 Statement of Stockholders' Equity (Deficit) and Comprehensive Loss (Continued)



                                                             Common Stock          Additional       Deferred
                                                       -----------------------      Paid-In          Stock
                                                         Shares       Amount        Capital       Compensation
                                                       ----------    ---------    ------------    ------------
Compensation expense from stock options                        --          --               --         393,000
Comprehensive loss:
Net loss                                                       --          --               --              --
Net unrealized loss on investment securities                   --          --               --              --

Total comprehensive loss                                       --          --               --              --
                                                       ----------    --------    -------------     -----------
Balance at December 31, 2002                           15,777,064    $157,000    $ 156,117,000     $   (94,000)
                                                       ==========    ========    =============     ===========


                                                        Accumulated      Deficit
                                                           Other       Accumulated         Total
                                                       Comprehensive   During The       Stockholders'
                                                          Income       Development         Equity
                                                          (Loss)          Stage           (Deficit)
                                                       -------------   ------------     -------------
Compensation expense from stock options                         --               --          393,000
Comprehensive loss:
Net loss                                                        --      (31,744,000)     (31,744,000)
Net unrealized loss on investment securities              (579,000)              --         (579,000)
                                                                                        ------------
Total comprehensive loss                                        --               --      (32,323,000)
                                                          --------     ------------     ------------
Balance at December 31, 2002                              $298,000     $(141,983,000)   $ 14,495,000
                                                          ========     ============     ============

                 See accompanying notes to financial statements.

                                  VAXGEN, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Nature of Development Stage Activities

VaxGen, Inc. (the "Company") is a development stage biotechnology company originally formed to develop a vaccine (AIDSVAX(R)) intended to prevent HIV. In 2002, the Company broadened its product development portfolio to also include bio-defense vaccines. The Company was incorporated on November 27, 1995 and since that date its principal activities have included defining and conducting research programs, conducting human clinical trials, raising capital and recruiting scientific and management personnel.

The Company's development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability of the Company's products and processes. The Company is dependent on Genentech to provide certain research and development support and vaccine production (Note 4).

Going Concern Uncertainty

The financial statements of the Company have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company may not be able to continue its operations because it has experienced significant operating losses, which it expects will continue, and has insufficient sources of funding its operations. In order for the Company to remain a going concern it will require significant additional funding in the near term. The Company is exploring opportunities to raise capital through equity offerings, the issuance of debt securities, strategic alliances and other financing vehicles. However, there can be no assurance that any such additional financing will be available to the Company on the terms that it deems acceptable, if at all. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects the cash and cash equivalents at December 31, 2002, will be sufficient to fund operations according to its current plan through the third quarter of 2003. External cash requirements are expected to be lower during the last half of 2003 because of anticipated revenues from the Company's contract with the NIH related to the development of an anthrax vaccine and other revenue sources. Should management's plan not develop as anticipated, the Company will restrict additional planned activities and operations, as necessary, to sustain operations and conserve cash resources.

Cash Equivalents

All short-term investments with an original maturity at date of purchase of three months or less are considered to be cash equivalents. Cash equivalents consisting of commercial paper amounted to $4,274,000 and $7,254,000 at December 31, 2002 and 2001, respectively. We maintain our cash at one financial institution. Our balances are in excess of federal depository insurance limitations.

Investment Securities

Investment securities are classified as available-for-sale and carried at market value with unrealized gains and losses excluded from the statement of operations and reported as other comprehensive income.

Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income.

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

Revenue Recognition

The Company recognizes revenue when all of the following conditions have occurred:

      o     Persuasive evidence of an arrangement exists;

      o     Delivery has occurred or services have been rendered;

      o     The price is fixed and determinable; and

      o     Collectibility is reasonably assured.

The Company's fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement, and are generally based on specific services or products to be delivered. In the event payment terms are provided that differ significantly from our standard business practices and collectibility is not reasonably assured, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees are paid.

Grant and contract revenue where the Company has continuing involvement is recognized once the milestone is achieved or the outcome can be determined with an appropriate degree of certainty. Payments received in advance of being earned are recorded as deferred revenue.

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

Fair Value of Financial Instruments

The Company has financial instruments other than cash, cash equivalents and investment securities, consisting of interest receivable, accounts receivable, accounts payable, and a payable to Genentech. The fair value of these financial instruments approximates their carrying amount due to their short-term nature.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123", which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

                                                               Year ended December 31,
                                                    ----------------------------------------------
                                                        2002             2001             2000
                                                    ------------     ------------     ------------
Net loss applicable to common
  stockholders--as reported                         $(45,653,000)    $(26,858,000)    $(31,803,000)

Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects                               595,000        1,039,000        2,058,000

Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects            (6,332,000)      (5,641,000)      (4,470,000)
                                                    ------------     ------------     ------------
Net loss applicable to common
  stockholders--pro forma                           $(51,390,000)    $(31,460,000)    $(34,215,000)

Loss per share--basic and diluted, as reported      $      (3.13)    $      (1.90)    $      (2.33)

Loss per share--basic and diluted, pro forma        $      (3.53)    $      (2.22)    $      (2.51)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net income (loss). For the Company, these include unrealized gains or losses on available-for-sale securities.

Loss Per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and shares of the Company's Series A 6% cumulative convertible preferred stock, which are listed below assuming that the shares of the convertible preferred stock converted into shares of the Company's common stock. For all periods presented, such potential common shares were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include:

                                                        December 31,
                                           -------------------------------------
                                              2002          2001          2000
                                           ---------     ---------     ---------
Options to purchase common stock           3,196,130     2,213,252     1,560,656

Warrants to purchase common
   stock                                     950,261       717,265       416,488

Convertible preferred stock                  268,875       861,383            --
                                           ---------     ---------     ---------
      Total                                4,415,266     3,791,900     1,977,144
                                           =========     =========     =========

Investment in Affiliated Companies

Investments in affiliates in which the Company own less than a majority of the voting interests, but exercises significant influence over operating and financial policies are accounted for on the equity method.

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

Impairment of Long-Lived Assets

The Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." Additionally, SFAS No. 144 established more restrictive criteria to classify an asset

(group) as "held for sale." The adoption of SFAS No. 144 did not have a material impact on the Company's financial results.

Accordingly, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows (undiscounted and excluding interest) expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted future cash flows expected to be generated by such assets. Assets "held for sale" are reported at the lower of their carrying amount or fair market value less costs to sell.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Business Segments

The Company operates one business segment, the development of vaccines that immunize against infectious diseases.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Emerging Issues Task Force (referred to as
EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material effect on its financial condition or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any guarantees nor does it provide any guarantees for others. The Company does not expect the adoption of FIN 45 to have a material effect on its financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" - an amendment of FASB Statement No.
123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock Based Compensation and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for fiscal years ending after December 15, 2002. The disclosures are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption of FIN 46 to have a material effect on its financial condition or results of operations.

2. Investment Securities

The following summarizes the Company's available for sale investment securities at December 31:

                          Amortized     Unrealized    Unrealized        Market
                             Cost         Gains         Losses          Value
                         -----------    ----------    ----------     -----------
2002:
Government obligations   $ 7,059,000    $ 170,000     $       --     $ 7,229,000
Corporate obligations      6,215,000      128,000             --       6,343,000
                         -----------    ---------     ----------     -----------
                         $13,274,000    $ 298,000     $       --     $13,572,000
                         ===========    =========     ==========     ===========
2001:
Government obligations   $11,098,000    $ 157,000     $   (6,000)    $11,249,000
Corporate obligations     28,936,000      731,000         (5,000)     29,662,000
                         -----------    ---------     ----------     -----------
                         $40,034,000    $ 888,000     $  (11,000)    $40,911,000
                         ===========    =========     ==========     ===========

Amortized cost and market value of investment securities at December 31, 2002 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities                                           Cost               Value
-----------------------------                     -----------        -----------
Due in 1 year or less                             $ 1,211,000        $ 1,234,000
Due between 1 year to 3 years                      12,063,000         12,338,000
                                                  -----------        -----------
                                                  $13,274,000        $13,572,000
                                                  ===========        ===========

Investment income, net, includes interest of $1,635,000, $2,832,000 and $3,909,000 earned on investments and realized gains of $402,000, $442,000 and $13,000 realized upon the sale of investments for 2002, 2001 and 2000, respectively.

3. Property and Equipment

The following is a summary of property and equipment as of December 31:

                                                          2002           2001
                                                       ----------     ----------
Furniture and equipment                                $4,028,000     $3,273,000
Leasehold improvements                                  2,495,000      1,959,000
                                                       ----------     ----------
                                                        6,523,000      5,232,000
Less accumulated depreciation and amortization          3,214,000      2,245,000
                                                       ----------     ----------
                                                       $3,309,000     $2,987,000
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

The license and supply agreement, which was amended and restated as of May 1, 2002, between the Company and Genentech, in part, defines the working relationship between the companies. Genentech has granted the Company an exclusive license to all patents and proprietary know-how that Genentech is free to license or sublicense related to the development of a vaccine to prevent HIV infection. Certain of the licensed technology is sublicensed or assigned to the Company under licenses from third parties to Genentech. The Company, as the exclusive licensee of Genentech, has assumed all of Genentech's obligations under these third-party license agreements. Such obligations consist primarily of royalties on product sales. However, the vaccine in its current form does not incorporate any technology sublicensed or assigned to the Company for which there is an obligation under licenses from third parties. The initial term of the license agreement is 15 years from the commercial introduction date of a licensed product and will be determined on a country-by-country, product-by-product basis. In addition, upon entering the original agreement, Genentech transferred to the Company 300,000 doses of the vaccine. Under the license and supply agreement, the Company is required to use due diligence in developing, seeking regulatory approval for, and marketing and commercializing the vaccine. Due diligence is defined in the agreement as meaning that the Company shall use the maximum effort consistent with prudent business and scientific judgment in developing, seeking regulatory approval for, marketing of and commercializing licensed products in the field of use.

In connection with reaching this goal, the Company is required to achieve the filing of the first market approval for a product with the FDA by May 2004, if it is able to meet all of the primary endpoints established in it's current Phase III clinical trial. However if the Company does not meet all of its primary endpoints, the filing requirement date would be extended to May 2006. In addition, the Agreement could be terminated if either party fails to comply with any of its material obligations or in the event of insolvency or bankruptcy of either party.

As part of the amended and restated license and supply agreement, Genentech gave up its option to manufacture the vaccine and a one-time option to be responsible for marketing the vaccine worldwide. Under the amended and restated Agreement, the Company granted Genentech an exclusive option to use, sell, offer for sale and import, on an exclusive basis, the licensed vaccine in the U.S., Mexico and Canada (North America). This option would be exercisable by Genentech any time prior to 90 days from the date the Company delivers the final report of the Phase III clinical trial and a detailed calculation of the Company's development costs to Genentech. Should Genentech exercise its North American marketing option, Genentech will pay a license fee to the Company equal to 33% of the Company's developmental costs of the initial AIDSVAX product (including the Phase III clinical trials and regulatory submissions). In addition, Genentech and the Company would share in the net profits in North America, whereby 70% would go to Genentech and 30% would go to the Company. If Genentech does not elect its marketing option for North America, and in any event for all sales outside of North America, the Company will pay a royalty equal to fifteen percent of net sales to Genentech, except that the royalty owed to Genentech for sales made by the Company to the World Health Organization or the United Nations for use in a third world county at a price lower than the average price charged in private markets in such a country, then the royalty owed Genentech will be proportionately adjusted to a minimum rate of 7.5%.

The Company had a service agreement with Genentech whereby Genentech supplied research, process science, regulatory and various support services to the Company. The contract expired on December 31, 2000, however, the Company, under the amended and restated license and supply agreement shall have the right to require Genentech to transfer technology to the Company and Genentech would continue to provide the aforementioned services on an agreed upon basis. Expenses incurred by the Company for 2002, 2001 and 2000 were $1,313,000, $2,422,000 and $3,210,000, respectively, under the contract. In excess of 95% of costs represent research and development expenses in each period and the remainder is general and administrative expenses.

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

5. Redeemable Convertible Preferred Stock Financing

The Company entered into a Securities Purchase Agreement dated as of May 23, 2001 with four investors, whereby the Company received approximately $20,000,000 in consideration for the sale of 20,000 shares of the Company's Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") and the issuance of Common Stock Purchase Warrants described below. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds of approximately $18,300,000. These proceeds will be used to prepare the Company's HIV/AIDS vaccine, AIDSVAX, for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes. As of December 31, 2002, 3,800 shares of Preferred Stock were outstanding.

A summary of the significant terms of the Preferred Stock financing are as follows:

Conversion

Each share of Preferred Stock can be converted into common stock at the option of the holder at any time after issuance according to a conversion ratio, subject to adjustment for dilution or certain equity adjustments. The initial conversion ratio is determined by dividing the liquidation value ($1,000 per share plus accrued dividends) by the original conversion price of $23.2185 per share then multiplied by the number of shares to be converted. During the fourth quarter of 2002, one of the holders of Preferred Stock exercised a warrant, which had the effect, under the anti-dilution provisions applicable to the Preferred Stock, of reducing the conversion price of the Preferred Stock to $14.133. During the fourth quarter of 2002, two investor's converted 16,200 shares in the aggregate of Preferred Stock in exchange for 1,172,436 shares of common stock, which included shares issued for accrued but unpaid dividends.

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

The Company accounts for the difference between the carrying amount of redeemable preferred stock and the redemption amount by increasing the carrying amount for periodic accretion, so that the carrying amount will equal the redemption amount at the scheduled redemption date. The accretion of the redemption value of the Preferred Stock for 2002 and 2001 was $1,758,000 and $1,010,000, respectively.

Dividends

Each share of Preferred Stock is entitled to receive annual dividends of 6% payable on June 30 and December 31, beginning on December 31, 2001. If not paid within five days of either such date, the dividend will accumulate and compound. Payment may be made in cash or in shares of common stock at the Company's option. During 2002, payment was made in 114,300 shares of common stock, along with an additional 26,182 shares of common stock that were paid upon conversion for accrued but unpaid dividends. Payment on December 31, 2001 was made in 65,253 shares of common stock. Net loss applicable to common stockholders for the years ended December 31, 2002 and 2001 included non-cash charges of $1,090,000 and $740,000, respectively, for Preferred Stock dividends.

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

We have valued the Warrants at $11.80 per share, resulting in a total value of approximately $3,500,000. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to additional paid-in-capital. The fair value of the Warrants was calculated using the Black-Scholes model. The discount is being amortized over three years, and accordingly, net loss to common stockholders for the years ended December 31, 2002 and 2001 reflected non-cash charges of $1,169,000 and $682,000. As a result of the conversion of Preferred Stock in the fourth quarter of 2002, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the Warrants as a charge to equity upon conversion. The charge to equity amounted to $1,397,000.

Effect of Beneficial Conversion Feature

The Company's Preferred Stock was issued with a beneficial conversion feature, which was valued at $734,000. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as an in-substance dividend to the preferred stockholders, which increases the net loss applicable to common stockholders.

As noted above, one of the holders of Preferred Stock exercised a warrant, which had the effect, under the anti-dilution provisions applicable to the Preferred Stock, of reducing the conversion price of the Preferred Stock to $14.133. The reduction in conversion price resulted in an additional 553,044 shares of common stock issuable upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature in accordance with EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments". The contingent beneficial conversion feature was measured by multiplying the incremental shares by the fair value of the Company's common stock on the commitment date of May 23, 2001. The fair value of the Company's common stock on the commitment date was $20.00 per share. Accordingly, the Company recorded a contingent beneficial conversion feature in the amount of $11,061,000. The contingent beneficial conversion feature was treated as a deemed dividend to preferred stockholders.

6. Celltrion Joint Venture

In February 2002, the Company and a group of South Korean investors announced the formation of a joint venture, which intends to raise up to approximately $122 million, consisting of up to approximately $52 million in cash, a $40 million bank loan secured by the South Korean investors and an in-kind investment by the Company of cell culture technology and production support valued at a minimum of $30 million, to build and operate a facility in Incheon, South Korea, to manufacture AIDSVAX. The Company has no further funding obligation to Celltrion, although the Company is responsible for all costs of validation, operation and licensure of the manufacturing facility in South San Francisco, California, which initially will be a wholly-owned subsidiary of Celltrion. The joint venture is obligated to contribute $7 million to this subsidiary for the purpose of funding construction of the manufacturing facility in South San Francisco, California. The facility is intended to support the licensure and commercial launch of AIDSVAX or other biologics. The Company would fund any additional capital equipment costs related to the smaller facility. The Company believes that both facilities, once constructed, would be designed for commercial manufacture of AIDSVAX or other biopharmaceutical products, if it proves safe and effective and is licensed by the U.S. Food and Drug

Administration. The South Korean investors participating in the joint venture, known as Celltrion Inc., are Nexol Corp., Nexol Biotech Co. Ltd., Korea Tobacco & Ginseng Corp., and J. Stephen & Co. Ventures Ltd.

As of December 31, 2002, the South Korean investors had contributed approximately $40.75 million in cash to Celltrion of the $47.0 million in cash that the joint venture agreement between the Company and Celltrion requires to have been funded by the end of August 2002, and secured a $40 million loan with a Korean bank. As a result of the cash investment, the Company currently has a 48.9% interest in Celltrion, although if funding is completed as intended, the Company's interest will be approximately 44%. In the event that AIDSVAX is proven successful and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to the Company.

The Board of Directors of Celltrion is comprised of five individuals, two from the Company and the remaining three from the joint venture partners. The Company is contractually entitled to hold two of the five director seats for so long as the Company retains at least 66 2/3% of its initial shareholdings. Based on the management structure of Celltrion, the Company does not have outright control of Celltrion regardless of ownership. Also, the Company has less than 50% ownership of the voting stock of Celltrion. As a result, the Company will account for the joint venture using the equity method of accounting from inception of the joint venture. Since the historical cost of the non-monetary assets that the Company contributed is zero, there is no investment to be recorded for the technology contributed. Additionally, the Company would not be able to pick up equity in earnings until such time that the Company has recovered losses not recognized.

Under the terms of the joint venture agreement, Celltrion is obligated to invest $7 million to capitalize a new corporation, VaxGen-Celltrion, Inc. ("VCI"), and Celltrion will initially be the sole shareholder of VCI, receiving seven million shares of common stock in exchange for its $7 million capital contribution. The capitalization of VCI will be used to design and construct the manufacturing facility in the South San Francisco, California area for the Company's use to support licensure and commercial launch of AIDSVAX, if it proves successful. If the Incheon facility is validated and licensed to produce AIDSVAX, the Company believes the VCI facility would be utilized to develop and manufacture other biopharmaceutical products for the Company. In addition, if the Company receives FDA approval to market AIDSVAX, the Company is required to purchase all VCI shares held by Celltrion, at a purchase price of $1.00 per share plus interest. In July 2002, Celltrion made an initial investment of $3 million to capitalize VCI, with the remaining $4 million funded in December 2002. At December 31, 2002, the Company's direct interest in VCI equated to approximately 279,000 shares. The Board of Directors of VCI is comprised of three individuals, two of whom are from VaxGen. The Company will supervise the design and construction of the manufacturing facility and is responsible for all costs of validation, operation and licensure of the facility, provided, that the Company shall have the right to suspend or terminate its obligation with respect to such costs in the event that the outcome of the Company's pending Phase III clinical trials of AIDSVAX are unfavorable or in the event that regulatory approval of AIDSVAX is otherwise delayed or denied. At the end of each calendar year, VCI will issue the Company one share of its common stock for every dollar expended by the Company in connection with the validation, operation and licensure of the facility. Based on the direct ownership interest in VCI as of December 31, 2002, the Company has determined that the equity method of accounting should be applied. Accordingly, equity in losses of VCI of $11,000 has been recognized.

7. Related Party Transactions

In July 2002, the Company announced that the Genentech license agreement had been amended and restated to give the Company greater flexibility in commercializing AIDSVAX. Details of the amended and restated license agreement along with additional information regarding the relationship with Genentech are disclosed in Note 4 to the financial statements.

As of December 31, 2002, the Company had loans outstanding to two executive officers in the amount of $135,000. In May 2002, an executive received a non-interest bearing loan in the amount of $80,000. The loan will be forgiven at the rate of 25% per year for each of the first four full years of the executive's employment with the Company. In August 2000, an executive received a non-interest bearing loan in the amount of $55,000. The loan is payable in full on April 30, 2003 and is secured by the executive's stock options on a dollar for dollar basis out of any proceeds received as a result of sale of shares of common stock. Both loans were made for the purchase of residences in connection with job-related relocations.

8. Initial Public and Private Placement Stock Offerings

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

9. Employee Benefit Plans

(a) Company 401(k) Plan

The VaxGen 401(k) Retirement Plan (the "401(k) Plan") covers substantially all full-time employees of the Company. Under the 401(k) Plan, the company, at its discretion, can match employee contributions with Company common stock. A total of 100,000 shares of Company commons stock have been reserved for issuance under the 401(k) Plan. In 2002, 36,002 shares were issued under the 401(k) Plan representing expense of $337,000. In 2001, 12,127 shares were issued under the 401(k) Plan representing expense of $206,000. No Company match was made in 2000.

(b) Company Employee Stock Purchase Plan

In May 2001, the stockholders of the company approved the VaxGen 2001 Employee Stock Purchase Plan (the "2001 Purchase Plan"). A total of 300,000 shares of Company common stock have been reserved for issuance under the 2001 Purchase Plan. All full-time employees are eligible to participate in the 2001 Purchase Plan. The 2001 Purchase Plan will be implemented by a series of offerings of approximately 24-months in duration. The initial offering will commence on July 2, 2001, and end on June 30, 2003. An additional offering will commence on the first business day of each subsequent calendar quarter of each year during the term of the 2001 Purchase Plan and end of last business day of the second December,

March, June and September, respectively, occurring thereafter. Within the offering, there will be a series of eight quarterly "purchase period" commencing on the first business day of each July, October, January and April during the offering and ending on the last business day of the next September, December, March and June, respectively thereafter. The purchase price for shares of common stock purchased at the end of a purchase period in an offering will be the lesser of 85% of the market price of common stock on the commencement date of the offering, or 85% of the market price of common stock on the last business day of the purchase period. During any one calendar year, the maximum value of the common stock that may be purchased by a participant is $25,000. In 2002, 49,325 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $5.54. In 2001, 9,975 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $10.23. The 15% discount from the market price is considered compensation for SFAS No. 123 disclosure purposes only and is included in the SFAS No. 123 disclosure in note 9(a).

10. Stock Options and Warrants

(a) Stock Option Plans

1996 Stock Option Plan

In May 2002, our stockholders approved amendments to our 1996 Stock Option Plan (the Plan) and increasing the number of shares of common stock reserved for issuance under the Plan from 3,250,000 to 4,750,000, and also added a provision that will automatically increase the number of shares reserved under the Plan by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year, beginning with January 2003 and ending with January 2007. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the compensation committee of the Board of Directors. At December 31, 2002, 1,523,543 shares were available for grant under the Plan.

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

1998 Director Stock Option Plan

In 1998, the Board of Directors approved the 1998 Director Stock Option Plan (the Director Plan) for non-employee directors. In May 2002, the stockholders of the Company approved an increase in the number of shares of common stock authorized for issuance under the Director Plan to a total of 300,000 shares. As of December 31, 2002, non-employee directors have been granted options to purchase 56,520 shares of the Company's common stock at exercise prices ranging from $7.00 per share to $20.85 per share. Such options vested immediately. Under the Director Plan, 10,000 options will automatically be granted to non-employee directors on the date of the annual shareholders' meeting. The exercise price of each annual option grant is to be the fair market value of the Company's common stock on the grant date. Each annual option grant fully vests on the first anniversary of its grant date, subject to certain meeting attendance requirements. At December 31, 2002, 243,480 shares were available for grant under the Director Plan.

The following is a summary of the Company's stock option activity, and related information for the periods ended December 31, 2002, 2001 and 2000:

                            2002                     2001                      2000
                  ------------------------  -----------------------   -----------------------
                                 Weighted                  Weighted                  Weighted
                                 average                   average                   average
                                 exercise                  exercise                  exercise
                    Shares        price       Shares         price      Shares        price
                  ----------     --------   ----------     --------   ----------     --------
Balance at         2,213,252     $ 14.83     1,560,656     $ 12.47     1,255,138     $  9.26
beginning of
year
Granted            1,307,407        8.60     1,047,267       17.98       503,064       19.18
Exercised            (97,817)       9.84      (144,252)       9.06      (151,528)       8.50
Canceled            (226,712)      18.96      (250,419)      16.10       (46,018)      11.38
                  ----------     -------    ----------     -------    ----------     -------
Balance at end
of year            3,196,130       12.14     2,213,252       14.83     1,560,656       12.47
                  ==========     =======    ==========     =======    ==========     =======
Options
exercisable at
year end           1,449,327       13.18     1,118,923       13.46       646,897        9.83
                  ==========     =======    ==========     =======    ==========     =======

The weighted average remaining contractual life of stock options outstanding at December 31, 2002 is 8.2 years.

Detailed information on the options outstanding on December 31, 2002 by price range is set forth below:

                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                    ------------------------------------    -------------------------
                                   Weighted
                                    Average     Weighted                    Weighted
                                   Remaining     Average     Remaining      Average
Range of              Options     Contractual   Exercise       Shares       Exercise
Exercise Prices     Outstanding      Life        Price       Exercisable     Price
---------------     -----------   -----------   --------     -----------    --------
$5.17 - $5.74         420,200           9.5     $    5.61             0     $    0.00
$5.77 - $9.17         454,821           7.0     $    7.42       282,221     $    7.10
$9.25 - $9.50         577,043           7.3     $    9.43       356,930     $    9.50
$9.65 - $12.00        466,860           9.1     $   11.03       123,942     $   11.16
$12.05 - $14.80       323,717           8.2     $   14.00       167,084     $   13.90
$14.90 - $14.90       400,000           8.7     $   14.90       200,000     $   14.90
$14.99 - $24.00       494,842           8.0     $   21.24       279,229     $   21.54
$24.50 - $26.00        58,647           7.9     $   25.09        39,921     $   25.09
                    ---------     ---------     ---------     ---------     ---------
Total               3,196,130           8.2     $   12.14     1,449,327     $   13.18

The value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted assumptions:

Stock Option Plans

                                                     Year Ended December 31,
                                                 -------------------------------
                                                  2002         2001        2000
                                                 -------     -------     -------
Risk-free interest rate                             2.5%        4.8%        6.0%
Expected average life                            4 years     4 years     4 years
Volatility                                           89%         87%         95%
Expected dividends                                   --          --          --

Employee Stock Purchase Plan

                                                     Year Ended December 31,
                                                 -------------------------------
                                                   2002         2001       2000
                                                 ---------   ---------   -------
Risk-free interest rate                             2.5%        4.8%         --
Expected average life                            .25 years   .25 years       --
Volatility                                           89%         87%         --
Expected dividends                                   --          --          --

The risk-free interest rate was calculated in accordance with the grant date and expected average life. The weighted average per share fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $5.57, $11.80 and $12.34, respectively.

During 1998, the Board of Directors approved for grant options to purchase 174,925 shares of the Company's common stock at an exercise price of $7.00 per share and 302,900 shares at an exercise price of $9.50 per share. However, since the grant of such options would have caused the number of shares outstanding to exceed the number of shares reserved for grant under the Plan, the Company's stockholders had to approve an increase in the number of shares reserved for grant under the Plan. On April 1, 1999, the stockholders of the Company approved an increase in the number of shares reserved for grant under the Plan to 1,750,000 shares. This represents the measurement date for previously awarded but unapproved options. As a result, the Company recorded deferred compensation in the amount of $3,223,000, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to compensation expense of $393,000, $556,000 and $998,000 for the portion of the vesting period lapsed during the years ended December 31, 2002, 2001 and 2000, respectively. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options.

(b) Common Stock Warrants

In connection with the Company's 1997 private placement, certain consultants were issued warrants to purchase 218,947 shares of the Company's common stock exercisable at $7.00 per share through June 2007. As of December 31, 2002, 71,517 warrants have been exercised resulting in the issuance of 50,610 shares.

The Company similarly agreed to issue warrants to purchase 90,883 shares of the Company's common stock exercisable at $9.50 per share to certain consultants in connection with the Company's 1998 private placement. Such warrants were earned in December 1998 and January 1999. The warrants are exercisable through 2009. As of December 31, 2002, 11,421 warrants have been exercised resulting in the issuance of 6,137 shares.

During the second quarter of 1999, in connection with the resolution of an employment matter, the Company issued warrants to purchase 150,000 shares of the Company's common stock exercisable at $7.00 per share. As a result of the warrant issuance, the Company recorded compensation expense of approximately $2,000,000. As of December 31, 2002, 10,000 warrants have been exercised resulting in the issuance of 7,760 shares.

In 1999, the Company agreed to issue warrants to purchase 34,783 shares of the Company's common stock exercisable at $11.50 per share to certain consultants in connection with the Company's 1999 private placement with Vulcan Ventures, Inc. The warrants are exercisable through 2009. As of December 31, 2002, 6,087 warrants have been exercised resulting in the issuance of 3,842 shares.

In 2001 and 2002, the Company agreed to issue warrants to purchase 24,000 shares of the Company's common stock at exercise prices ranging from $11.52 to $20.25 per share to a legal consultant. As a result of the warrant issuance, the Company recorded legal expense of $135,000 in 2002 and $228,000 in 2001. The warrants are exercisable through 2012. As of December 31, 2002, none of the warrants have been exercised.

11. Income Taxes

The Company has reported no income tax benefits due to limitations on the recognition of deferred tax assets for financial reporting purposes.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows:

                                                               December 31
                                                      ----------------------------
                                                          2002            2001
                                                      ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards                    $ 47,659,000    $ 35,632,000
  Equity compensation                                      168,000         132,000
  Depreciation                                             289,000          90,000
  Accrued liabilities                                      624,000         497,000
  Research and experimentation credit carryforwards      5,636,000       4,303,000
  Other                                                     19,000          12,000
                                                      ------------    ------------
        Total gross deferred tax assets                 54,395,000      40,666,000
Less valuation allowance                               (54,395,000)    (40,666,000)
                                                      ------------    ------------
        Net deferred tax assets                       $         --    $         --
                                                      ============    ============

Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not the entire deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on all gross deferred tax assets.

The increase in the valuation allowance for deferred tax assets of $13,729,000 in 2002, is primarily attributable to increases in net operating loss and tax credit carryforwards.

At December 31, 2002 the Company had federal and California net operating loss carryforwards of approximately $122,692,000 and $67,238,000. The federal and California net operating loss carryforwards expire by 2022 and 2014, respectively. Additionally, the Company has federal research credits, expiring through 2022, of approximately $3,288,000 and State of California research credits, carrying forward indefinitely of approximately $2,348,000. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company.

12. Commitments

(a) Leases

The Company leases office facilities under non-cancelable operating leases, which expire from 2002 to 2008.

In August 1998, the Company commenced a lease for office space at Mahidol University in Bangkok, Thailand, ending at the conclusion of Phase II clinical trials in Thailand. The lease requires monthly payments of $2,000. Additionally, the Company began renovation of project office space at Taksin Hospital, also in Bangkok. The company was required to pay up to $100,000 for renovations, for which the Company will receive use of the facility for a five-year term at no additional cost. As of December 31, 2002, the Company had fulfilled its obligation related to the renovations.

The Company entered into an 88-month laboratory lease commencing January 1, 1999, which requires the Company to expend a minimum of $500,000 in leasehold improvements, in addition to its scheduled lease payments. This lease is for 9,675 square feet, which is used for laboratories and offices. As of December 31, 2002, the Company had fulfilled its obligations with respect to the leasehold improvements.

The Company entered into an 84-month office lease commencing June 2000. This lease is for 20,057 square feet. In connection with this lease agreement, a letter of credit in the amount of $477,097 was issued to the Company's landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of December 31, 2002.

The Company entered into a 30-month laboratory sublease commencing October 2001. This lease is for 10,305 square feet of laboratory and office space.

In August 2002, the Company entered into a 75-month sublease agreement. This lease is for 49,919 square feet, which will be improved as manufacturing, laboratory and office space. In connection with this lease agreement, a letter of credit in the amount of $450,000 was issued to the Company's landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of December 31, 2002.

Minimum annual payments under non-cancelable operating leases are as follows:

        2003........................................... $ 2,269,000
        2004...........................................   2,169,000
        2005...........................................   2,176,000
        2006...........................................   2,186,000
        2007...........................................   1,581,000
        Thereafter.....................................   1,044,000

Rent expense for 2002, 2001, and 2000 was $3,110,000, $1,274,000 and $1,198,000,
respectively.

(b) Clinical Trials

In connection with Phase III clinical trials, the Company has contracted for the services of 59 medical clinics in North America and Europe and 17 medical clinics in Thailand associated with the Bangkok Metropolitan Administration. The clinics will provide the location, clinicians, oversight and volunteers for the three-year testing of the Company's vaccine candidate. Payments will be made over the period based on the number of volunteers vaccinated, the number of return visits and the subsequent testing and follow-up of these volunteers. Total commitments are estimated to aggregate approximately $27,450,000, of which the company had paid approximately $4,800,000, $4,600,000 and $5,000,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Of the following estimated future payments, $2,400,000 of payments are for the medical clinics in the North America and Europe that were accrued for in 2002. Since these payments will be made in first quarter 2003, they are reflected in the $3,750,000 of payment obligations in 2003.

        2003.......................................... $  3,750,000

13. Legal Proceedings

VaxGen is party to various claims, investigations and legal proceedings arising in the ordinary course of business. The claims, investigations and legal proceedings related to shareholder suits alleging improper conduct and other issues. While there is no assurance that an adverse determination of any such matters could have a material adverse impact in any future period, management doe snot believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's financial position and results of operations and cash flows.

14. Non-cash Compensation Expense

Non-cash compensation expense for 2002, 2001 and 2000 was $730,000, $1,267,000 and $9,958,000, respectively.

Employment contracts with three members of management provided for the issuance of an aggregate of 325,757 shares of the Company's common stock to these individuals if the public market valuation of a share of the Company's common stock, as computed on a 30-day trailing average of the closing price of the Company's common stock over such period as reported by The NASDAQ Stock Market(R), is equal to or greater than $28.00 per share. In November 2000, the average price of $28.00 was achieved and accordingly, the 325,757 shares of common stock were issued to the three members of management. The Company recorded an immediate non-cash compensation charge to expense equal to the per share value of the common stock issued. The per share value of the stock upon issuance was $24.25 with a charge to expense equaling $7,900,000. The Company granted three 6-month loans aggregating $2,619,000 to three members of management. The loans are related to payroll taxes paid by the Company on behalf of the officers in connection with compensation incurred as a result of shares issued to the officers. Interest accrues on a monthly basis at a rate of 6% per annum beginning January 2001. Two of the secured loans were paid in full in June 2001, while the remaining loan is in default and is outstanding in the amount of $487,000, which is fully reserved as of December 31, 2002.

In December 2000, the Company recorded a $1,800,000 charge for costs related to the resignation of the Company's chairman and chief executive officer. Costs included cash payments totaling $650,000 and a non-cash compensation charge of $1,150,000 related to acceleration of stock options.

15. Selected Quarterly Financial Data (Unaudited)

                                             Year Ended December 31, 2002
                              -----------------------------------------------------------
                                 First          Second           Third          Fourth
                                Quarter         Quarter         Quarter         Quarter
                              -----------     -----------     -----------     -----------
Revenues                      $    18,000     $   220,000     $   132,000     $ 1,212,000

Net loss                      $(6,965,000)    $(6,663,000)    $(7,760,000)    $(10,355,000)

Net loss applicable to
common stockholders           $(7,699,000)    $(7,399,000)    $(8,526,000)    $(22,028,000)

Net loss per share
applicable to common
stockholders - basic and
diluted                       $     (0.54)    $     (0.52)    $     (0.59)    $     (1.46)

Weighted average shares
used in computing basic
and diluted loss per share     14,318,000      14,343,000      14,472,000      15,127,000

                                             Year Ended December 31, 2001
                              -----------------------------------------------------------
                                 First          Second           Third          Fourth
                                Quarter         Quarter         Quarter         Quarter
                              -----------     -----------     -----------     -----------
Revenues                      $    75,000     $   346,000     $        --     $   474,000

Net loss                      $(5,931,000)    $(5,854,000)    $(6,192,000)    $(6,397,000)

Net loss applicable to
common stockholders           $(5,931,000)    $(6,857,000)    $(6,922,000)    $(7,148,000)

Net loss per share
applicable to common
stockholders - basic and
diluted                       $     (0.42)    $     (0.49)    $     (0.49)    $     (0.50)

Weighted average shares
used in computing basic
and diluted loss per share     14,061,000      14,100,000      14,184,000      14,226,000

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                                                                                                Director
Name of Director      Age                  Principal Occupation                                  Since
---------------       ---                  --------------------                                 --------
Lance K. Gordon        55    Chief Executive Officer of VaxGen                                   2001
Donald P. Francis      60    President of VaxGen                                                 1995
Phillip W. Berman      54    Senior Vice President, Research & Development of VaxGen             1997
David W. Beier         54    Partner, Hogan & Hartson L.L.P.                                     2001
Randall L-W. Caudill   56    President, Dunsford Hill Capital Partners                           2001
Stephen C. Francis     62    Vice-Chairman, Fischer, Francis, Trees & Watts                      1996
Michel Greco           59    Retired                                                             2003

William D. Young       58    Chairman of the Board and Chief Executive Officer of ViroLogic,     1995
                             Inc.

Lance K. Gordon, Ph.D. Dr. Gordon has served as our Chief Executive Officer and as a director since September 2001. Dr. Gordon served from May 1999 through March 2001, as the Executive Vice President of OraVax (now known as Acambis, Inc.) and the Director North America for Peptide Therapeutics as well as a member of the board of directors of Peptide. Peptide Therapeutics acquired OraVax in May 1999. Dr. Gordon served from 1990 to 1999 as the President and Chief Executive Officer and a member of the Board of Directors of OraVax, Inc. From January 1989 to June 1990, Dr. Gordon served as Senior Vice President and a member of the board of directors of North American Vaccine, Inc., a biopharmaceutical company. From April 1988 to January 1989, he served as Chief Executive Officer of American Vaccine Corporation and Selcore Laboratories, Inc., both of which are biopharmaceutical companies. From 1987 to 1988, Dr. Gordon was Associate Director, Infectious & Inflammatory Diseases, Clinical Pharmacology-- Drug Medical Affairs, of E.R. Squibb & Sons, Inc., a pharmaceutical company. From 1981 to 1987, he was Director, Immunobiology Research at Connaught Laboratories, Ltd., a pharmaceutical company. During his seven years with Connaught Laboratories, Ltd., Dr. Gordon was responsible for both bacterial and viral research and development programs. He was the inventor and Project Director of the Connaught Haemophilus influenzae type b conjugate vaccine, ProHibit(R). Dr. Gordon also serves on the advisory boards of the not-for-profit Albert Sabin Foundation and BioSciences Contract Production, a private biopharmaceutical services company. Dr. Gordon received a B.A. from California State University at Humboldt and a Ph.D. in Biomedical Science from the University of Connecticut. Dr. Gordon completed his postdoctoral fellowship at the Howard Hughes Medical Institute.

Donald P. Francis, M.D., D.Sc. Dr. Francis co-founded VaxGen in November 1995 and has served as its President and as a director since inception. From 1993 to 1995, Dr. Francis directed HIV vaccine clinical research at Genentech. Prior to joining Genentech, Dr. Francis served from 1971 to 1992 in various positions at the Centers for Disease Control and Prevention (CDC). During this period, Dr. Francis established and directed the HIV laboratory for the CDC and served as an Assistant Director, Viral Diseases Program. At that time he was also a principal investigator in one of the two Phase III clinical trials that led to licensure of the hepatitis B vaccine in the United States. In 1976, Dr. Francis was the lead epidemiologist on the first clinical team to encounter and control the Ebola virus. Prior to such time, Dr. Francis had a central role in the World Health Organization's smallpox eradication program, which eradicated smallpox from the world. Dr. Francis received an M.D. from Northwestern University and completed his training in pediatrics at Los Angeles County/USC Medical Center. Dr. Francis received a doctorate in virology from the Harvard School of Public Health. Dr. Francis is the brother of Stephen Francis.

Phillip W. Berman, Ph.D. Dr. Berman is the inventor of AIDSVAX and has served as the Company's Senior Vice President, Research & Development since April 1999. Dr. Berman served as Vice President of Research & Development from November 1997 to April 1999, and has served as a director since October 1997. From 1982 to 1997, Dr. Berman served in various capacities with Genentech, including Senior Scientist, Molecular Biology Department, and Staff Scientist, Department of Immunology and Department of Process Sciences. From 1984 until he joined VaxGen, Dr. Berman had research responsibilities in Genentech's AIDS Vaccine Project. Dr. Berman received an A.B. in biology from the University of California, Berkeley, and a Ph.D. in biochemistry from Dartmouth College, and performed post-doctoral research at the Neurobiology Laboratory of the Salk Institute and the Department of Biochemistry and Biophysics at the University of California, San Francisco.

David W. Beier. Mr. Beier has served as a director since November 2001. Mr. Beier is a partner in the Washington, D.C., law office of Hogan & Hartson L.L.P. From 1998 to 2000, Mr. Beier served as chief domestic policy adviser to Vice President Gore. From 1989 to 1998, Mr. Beier served as Vice President of Government Affairs for Genentech. Mr. Beier received a B.A. from Colgate University and his J.D. from Albany Law School at Union University.

Randall L-W. Caudill, D. Phil. Dr. Caudill has served as a director since February 2001; he had previously served as director from 1997 through 1999. Dr. Caudill is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm, serving emerging growth companies. From 1987 to 1997 he served in various capacities including heading the Merger and Acquisition Department and co-heading the Investment Bank at Prudential Securities. Dr. Caudill serves on the board of directors of Northwest Biotherapeutics, Inc., Ramgen Power Systems Inc., Helix BioMedix, Inc., MediQuest, Inc., SCOLR, Inc. and SBE, Inc. as well as several non-profit entities. Dr. Caudill received a
D. Phil. from Oxford University, where he was a Rhodes Scholar, and an M.A. in Public and Private Management from Yale University.

Stephen C. Francis. Mr. Francis has served as a director since October 1996. Mr. Francis is Vice-Chairman of Fischer, Francis, Trees & Watts, an investment management firm, which he co-founded in 1972. Mr. Francis has served on the board of several for profit and not-for-profit organizations. Mr. Francis is a member and former chairman of the Treasury Borrowing Advisory Committee, which advises the United States Treasury, and is a former member of the Stanford University Graduate School of Business Advisory Council. Mr. Francis received an A.B. from Dartmouth College and an M.B.A. from Stanford University. Mr. Francis is the brother of Donald Francis.

Michel Greco. Mr. Greco has served as a director since February 2003. From 1998 until his retirement in January 2003, Mr. Greco was President and Chief Operating Officer of Aventis Pasteur and later deputy CEO. From 1994 to 1998, he helped create and also served as president and CEO of Pasteur Merieux MSD, a joint venture between Merck & Co. and Pasteur Merieux Connaught. In addition to his nearly 35 years of experience in the pharmaceuticals industry, with an emphasis on vaccines, Mr. Greco has served as president of the European Vaccine Manufacturers, chairman of IFPMA'S biological group and a member of the World Health Organization's Strategic Advisory Group of Experts. He also was a member of the European Union Task Force on Bioterrorism, and a board member of the French Pharmaceutical Association and president of its European Affairs Commission. Mr. Greco serves on the board of directors of ID Biomedical Corporation and PowderJect Pharmaceuticals Plc. Mr. Greco received a Master's degree of Institut d'Etudes Politiques de Paris and an MBA from the Richard Ivey School of Business Administration at the University of Western Ontario.

William D. Young. Mr. Young has served as a director since November 1995. Since September 1999, Mr. Young has been the Chairman of the Board and Chief Executive Officer of ViroLogic, Inc. From 1997 to September 1999, Mr. Young served as the Chief Operating Officer of Genentech, where he had been employed since 1980. Mr. Young serves on the board of directors of IDEC Pharmaceuticals and Enchira Biotechnology Corporation. He received a B.S. in chemical engineering from Purdue University and an M.B.A. from Indiana University.

EXECUTIVE OFFICERS

Name                  Age   Position
----                  ---   --------
Lance K. Gordon       55    Chief Executive Officer -- Director
Donald P. Francis     60    President -- Director
Phillip W. Berman     54    Senior Vice President, Research & Development --
                            Director
Marc J. Gurwith       63    Senior Vice President, Medical Affairs
Carter A. Lee         50    Senior Vice President, Finance & Administration
                            Corporate Secretary
James P. Panek        49    Senior Vice President, Manufacturing Operations
Carmen M. Betancourt  47    Vice President, Regulatory Affairs & Quality Systems
William L. Heyward    52    Vice President, International Clinical Research
Roland Lance Ignon    46    Vice President, Corporate Communications
Piers C. Whitehead    40    Vice President, Corporate and Business Development

The biographies of Lance K. Gordon, Donald P. Francis and Philip W. Berman appear under "Directors" above.

Marc J. Gurwith, M.D. Dr. Gurwith has served as Senior Vice President, Medical Affairs and Chief Medical Officer since October 2001. From August 1997 through October 2001, Dr. Gurwith served as Vice President, Drug Development and Chief Medical Officer at Genelabs Technologies, Inc. From January 1995 until August 1997 Dr. Gurwith was Vice President, Clinical Research and Associate Medical Director at Sequus Pharmaceuticals. Previously, Dr. Gurwith served as Vice President of Medical and Scientific Affairs at Boehringer Mannheim Pharmaceuticals and as Senior Director of Clinical Research at Wyeth-Ayerst Research. Dr. Gurwith received his M.D. from Harvard University, his J.D. from Temple University School of Law and his B.A. from Yale University.

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

James P. Panek. Mr. Panek has served as VaxGen Senior Vice President, Manufacturing Operations, since February 2002. From 1982 to 2001, Mr. Panek served in various capacities with Genentech, including Senior Vice President, Product Operations, and Vice President, Manufacturing, Engineering and Facilities, where he led the development of the world's largest biotechnology manufacturing facility and was responsible for all operations involved in supplying products for pre-clinical, clinical, and commercial use. Mr. Panek led the development of manufacturing facilities that enabled FDA approval and launch of recombinant products to treat pediatric growth hormone deficiency (Nutropin Depot(R)and Protropin(R)), heart attack (TNKaseTM), non-Hodgkin's lymphoma (Rituxan(R)) and breast cancer (Herceptin(R)). Mr. Panek was also responsible for the purification of all human pharmaceuticals for clinical and commercial use, and led the successful start-up and licensure of operations for purification of Activase(R), the first large-scale cell culture product approved by the FDA. Prior to joining Genentech, Mr. Panek spent six years with Eli Lilly in a variety of engineering and development positions. Mr. Panek received a B.S. and an M.S. in chemical engineering from the University of Michigan.

Carmen M. Betancourt. Ms. Betancourt has served as Vice President, Regulatory Affairs and Quality Systems since January 2002. Ms. Betancourt is the company's chief liaison with the U.S. Food and Drug Administration and is responsible for overseeing the preparation of biologics license applications for all products the company seeks to market. From August 2001 until December 2001, Ms. Betancourt served as Vice President, Regulatory Affairs, at Titan Pharmaceutical, where she managed multiple product development programs supporting the clinical investigation of pharmaceutical products. From 1977 to 2000, Ms. Betancourt held various regulatory positions at Genentech, Coulter Pharmaceutical and Bayer. Ms. Betancourt received a B.S. degree in Biological Sciences from the University of California, Davis and an M.B.A. from Golden Gate University.

William L. Heyward, M.D., M.P.H. Dr. Heyward has served as our Vice President, International Clinical Research, since January 2000. Dr. Heyward served at the Centers for Disease Control and Prevention (CDC) for more than 20 years, where he coordinated vaccine trial research in Alaska on hepatitis B and Haemophilus influenzae type b and was involved in the investigation of the Ebola epidemic in Kikwit, Zaire. His most recent position at the CDC entailed coordinating domestic and international HIV vaccine development and evaluation. Prior to that he was director of the largest AIDS research project in Africa and was detailed to the World Health Organization and UNAIDS as a specialist in HIV vaccines and vaccine trials. Dr. Heyward received a B.A. from Emory University, an M.D. from the Medical College of Georgia and an M.P.H. from The Johns Hopkins University School of Hygiene and Public Health.

Roland Lance Ignon. Mr. Ignon has served as our Vice President, Corporate Communications, since September 2001. Mr. Ignon has more than 15 years of experience as a business journalist and communications professional. Prior to joining VaxGen, Mr. Ignon served as Director, Corporate Communications, for Tenet Healthcare Corporation, one of the nation's largest operators of acute care hospitals. Mr. Ignon also served as Vice President of Investor Relations at Sitrick and Company, one of the nation's leading crisis communications firms. As a journalist, Mr. Ignon served as founding editor of an award-winning business newspaper and as a finance reporter and editor at Investor's Business Daily. Mr. Ignon also was a reporter for Bloomberg Business News, The Economist Group and the Los Angeles Times. Mr. Ignon earned a B.A. degree in political science from the University of California, Irvine, and an M.A. from the Graduate School of Journalism at Columbia University.

Piers C. Whitehead Mr. Whitehead has served as our Vice President, Corporate and Business Development, since July 2002. Mr. Whitehead served as vice president and head of Mercer Management Consulting's San Francisco office from 1991 through 2002. There he led marketing, strategy and manufacturing projects, with an emphasis on global health and vaccines, for clients that included the Global Alliance for Vaccines and Immunization, UNICEF and several private sector clients. Mr. Whitehead gained international prominence for his wide-ranging analysis of the biologics, pharmaceutical, global health and vaccine markets. His reports on the state of international vaccine development, including the analysis of manufacturing economics for the developing world, have become standard references for the field. Prior to joining Mercer he was a manager with London-based investment bank Robert Fleming Securities Ltd. There he led a team of seven analysts covering the European goods sector. Mr. Whitehead received a B.A. and an M.A. from Oriel College in Oxford, England.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and reports of changes in their ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company with respect to its fiscal year ended December 31, 2002, and representations made with respect to their compliance with the reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that all directors and executive officers and ten percent shareholders timely filed all applicable reports with respect to such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Each non-employee director currently receives $10,000 per year. The non-employee directors currently receive $1,000 per Board meeting and committee meeting attended and $500 per telephonic meeting as cash compensation for their service as members of the Board of Directors, and are reimbursed for certain expenses in connection with attendance at Board and Committee meetings. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with our policy.

Each non-employee director also receives automatic stock option grants under the 1998 Director Stock Option Plan (Director Plan). During 2002, in accordance with the Directors' Plan, we granted options covering 40,000 shares to four non-employee directors and 40,000 shares to two of our non-employee directors, at an exercise price per share of $7.74 and $11.22, respectively, under the Director Plan. One-time option grants have been made to certain non-employee directors under the 1996 Stock Option Plan in certain previous years. The options were all granted with an exercise price equal to the fair market value of our Common Stock on the date of grant.

The following table sets forth the compensation earned during the years ended December 31, 2002, 2001 and 2000 by the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers:

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation                   Long-Term Compensation
                                         ------------------------------    -------------------------------------------
                                                                              Other       Securities
                                                                              Annual      Underlying      All Other
Name and Principal Position              Year    Salary($)     Bonus($)    Compensation   Options(#)   Compensation($)
---------------------------              ----    ---------     --------    ------------   ----------   ---------------
Lance K. Gordon (1)                      2002     330,850       29,250      123,300(2)       75,000           0
    Chief Executive Officer              2001     104,271           --      109,744(2)      400,000           0

Donald F. Francis                        2002     341,250       81,250            0          75,000           0
    President                            2001     325,000       72,000            0          15,000           0
                                         2000     288,750    3,105,500(3)         0          13,500           0

Phillip W. Berman                        2002     273,700       35,250            0          33,000           0
    Senior Vice President,               2001     210,000       52,500            0          30,000           0
    Research & Development               2000     210,000    1,891,107(3)         0          13,500           0

Carter A. Lee                            2002     221,540       42,400            0          24,000           0
    Senior Vice President, Finance       2001     212,000       29,693            0           5,000           0
    & Administration                     2000     197,950       33,300            0           9,000           0

Marc J. Gurwith (4)                      2002     226,556       40,000            0               0           0
   Senior Vice President, Medical        2001     16,604             0            0         125,000           0
    Affairs



----------
(1)   Dr. Gordon became Chief Executive Officer in September 2001.

(2) As part of his employment agreement, Dr. Gordon received $120,652 and $109,744 in 2002 and 2001 respectively, for a relocation allowance.

(3) The employment contracts of Drs. Francis and Berman provided for a success bonus of 125,000 and 75,757 shares of the Common Stock, respectively, if the market value of the Common Stock reached an average of $28.00 per share over a 30-day period. In November 2000, this condition was met and accordingly, these 200,757 shares of Common Stock were issued, resulting in non-cash compensation to Drs. Francis and Berman in the amounts of $3,031,250 and $1,837,107, respectively.

(4)   Dr. Gurwith became an executive officer in October 2001.

The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended December 31, 2002. All such options were awarded under the 1996 Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                        Individual Grants
                       --------------------------------------------------      Potential Realizable
                                      of Total                                   Value at Assumed
                       Number of     % Options    Exercise                    Annual Rates of Stock
                       Securities    Granted to      or                       Price Appreciation for
                       Underlying    Employees      Base                          Option Term (1)
                        Options         in         Price       Expiration     ----------------------
Name                   Granted(#)      2002        ($/Sh)         Date          5% ($)       10% ($)
----                   ----------    ----------   --------     ----------     --------       -------
Lance K. Gordon          75,000        5.7%            5.74      7/22/12       270,739       686,106
Donald P. Francis        75,000        5.7%            5.74      7/22/12       270,739       686,106
                                                                  2/7/12
                                                                     --
Phillip W. Berman        63,000        4.8%       5.74/9.43      7/22/12       297,040       752,756
Carter A. Lee            24,000        1.8%            5.74      7/22/12        86,637       219,554
Marc J. Gurwith              --         --               --           --            --            --

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the option term will be at the assumed 5% or 10% level or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers. The potential realizable value is calculated by assuming that the fair value of the Common Stock on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised on the last day of its term and the shares issued upon exercise are immediately sold at the appreciated price. The potential realizable value computation is net of the applicable exercise price, but does not take into account applicable federal or state tax consequences or other expenses of the option exercises or the ensuing stock sales.

The following table sets forth for each of the Named Executive Officers the number of shares of Common Stock acquired and the dollar value realized upon exercise of options during the year ended December 31, 2002 and the number and value of securities underlying unexercised options held at December 31, 2002:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                               AND YEAR-END VALUES

                          Number of Securities
                         Underlying Unexercised         Value of Unexercised
                                 Options                In-The-Money Options
                          At Fiscal Year-End(#)        At Fiscal Year-End($)(1)
                       ---------------------------   ---------------------------
Name                   Exercisable   Unexercisable   Exercisable   Unexercisable
----                   -----------   -------------   -----------   -------------
Lance K. Gordon          200,000        275,000         882,000      1,899,750
Donald P. Francis         28,718         89,782         185,539      1,057,796
Phillip W. Berman        234,968         86,532       2,709,289        870,706
Carter A. Lee            131,019         34,481       1,241,614        387,131
Marc J. Gurwith           36,458         88,542         164,426        399,324

----------
(1) Value of unexercised in-the-money options is based on a value of $19.31 per share, the closing price of the Common Stock as reported on The Nasdaq Stock Market(R) on December 31, 2002, the per share exercise price, multiplied by the number of shares underlying the option.

EMPLOYMENT AGREEMENTS

Dr. Gordon's employment agreement provides for a base salary of $325,000. Dr. Gordon may receive an annual bonus of up to 30% of his base salary as determined in the discretion of the Board of Directors. In the event of a termination by VaxGen without cause, or termination by Dr. Gordon for good reason (as defined in his employment agreement), the Company may be required to pay Dr. Gordon's base salary for twelve (12) months following his termination. In addition Dr. Gordon's options will fully accelerate upon termination without cause, or termination by Dr. Gordon for good reason, or upon certain events after a change of control (as defined in Dr. Gordon's employment agreement). Upon termination of employment, Dr. Gordon is subject to a one-year non-solicitation period.

Dr. Francis' employment agreement provides for a base salary of $325,000. Dr. Francis may receive an annual bonus of up to 30% of his base salary as determined in the discretion of the Board of Directors. In the event of a termination by VaxGen without cause, or termination by Dr. Francis for good reason (as defined in his employment agreement), the Company may be required to pay Dr. Francis' base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen following his termination, up to a maximum of 12 months annual base salary. In addition Dr. Francis' options will fully accelerate upon termination without cause, or termination by Dr. Francis for good reason, or upon certain events after a change of control (as defined in Dr. Francis' employment agreement). Upon termination of employment, Dr. Francis is subject to a one-year non-solicitation period.

Dr. Berman's employment agreement provides for a base salary of $235,000. Dr. Berman may receive an annual bonus of up to 30% of his base salary as determined in the discretion of the Board of Directors. In the event of a termination by VaxGen without cause, or termination by Dr. Berman for good reason (as defined in his employment agreement), the Company may be required to pay Dr. Berman's base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen following his termination, up to a maximum of 12 months annual base salary. In addition Dr. Berman options will fully accelerate upon termination without cause, or termination by Dr. Berman for good reason, or upon certain events after a change of control (as defined in Dr. Berman's employment agreement). Upon termination of employment, Dr. Berman is subject to a one-year non-solicitation period.

Mr. Lee's employment agreement provides for a annual base salary of $185,000 which was increased to $221,540 by the Board of Directors, on July 22, 2002. Mr. Lee may also receive an annual bonus of up to 30% of his base salary, and options for up to 10,000 shares of Common Stock. Mr. Lee has received an option to purchase up to 125,000 shares of Common Stock which vests over a four-year period. In the event of a change of control, Mr. Lee may receive a one-time bonus of 37,500 shares of Common Stock. In the event of termination prior to the expiration of the term of his employment agreement, the Company may be required to pay Mr. Lee's base salary for twelve months following his termination. Mr. Lee's options will fully accelerate if (i) there is a change in control (as defined in Mr. Lee's employment agreement) or (ii) termination of his employment without cause or by Mr. Lee for good reason (as defined in Mr. Lee's employment agreement). Upon termination of employment, Mr. Lee is subject to a one-year non-competition period.

Dr. Gurwith's employment agreement provides for a base salary of $235,000. Upon the start of his employment, Dr. Gurwith received a $40,000 start-up bonus along with an option to purchase up to 125,000 shares of common stock which vests over a four-year period. Dr. Gurwith may receive an annual bonus of up to 30% of his base salary as determined in the discretion of the Board of Directors. In the event of a change of control or termination of employment prior to the expiration of the term of his employment agreement, the Company may be required to pay all salary due to Dr. Gurwith. Dr. Gurwith's options were granted pursuant to the 1996 Stock Option Plan and are governed by the terms of such plan. Upon termination of employment, Dr. Gurwith is subject to a one-year non-solicitation period.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth certain information with respect to our Common Stock which is authorized for issuance under our equity compensation plans as of December 31, 2002.

                                     (a)                      (b)                        (c)
                                                                                      Number of
                                                                                      securities
                                                                                 remaining available
                                  Number of                                      for future issuance
                              securities to be                                       under equity
                                 issued upon           Weighted-average           compensation plans
                                 exercise of           exercise price of              (excluding
                                 outstanding              outstanding                 securities
                              options, warrants        options, warrants         reflected in column
      Plan Category              and rights               and rights                     (a))
      -------------           -----------------        -----------------         -------------------
Stock option plans
  approved by
  stockholders                      2,796,13               $  11.75                      1,767,023
Stock option plans not
  approved by
  stockholders                       400,000               $  14.90                              0
Employee Stock Purchase
  Plan approved by
  stockholders                            --                     --                        240,700

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of our Compensation Committee was, at any time since our formation, an officer or employee of VaxGen. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Board or Compensation Committee. Stephen Francis is a member of the Compensation Committee and is the brother of Dr. Donald Francis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's common stock and preferred stock as of March 24, 2003 by: (i) each director; (ii) each of the executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

                                                               Beneficial Ownership (1)
                                                                               Number of    Percent of
                                                Number of      Percent of      Shares of    Preferred
                                                Shares of      Common Stock    Preferred    Stock
Beneficial Owner                                Common Stock   Outstanding     Stock        Outstanding
Genentech, Inc.
     1 DNA Way
     South San Francisco, CA 94080               1,522,354         9.6%             0              -

Societe Generale (2)
     1221 Avenue of the Americas
     New York, NY 10020                            269,393         1.7%         2,500          65.8%

Velocity Investment Partners, Ltd. (3)
     c/o Velocity Asset Management LLC
     333 West Wacker Drive, Ste. 1410
     Chicago, IL 60606                              61,027            *           300           7.9%

 SDS Merchant Fund, L.P. (4)
     c/o SDS Capital Partners
     One South Shore Drive
     Greenwich, CT 06830                           107,780            *         1,000          26.3%

Lance K. Gordon (5)                                200,877         1.3%             0              -
Donald P. Francis (5)                              422,950         2.7%             0              -
Phillip W. Berman (5)                              252,126         1.6%             0              -
David W. Beier                                      16,667            *             0              -
Randall L-W. Caudill (5)(6)                         48,627            *             0              -
Stephen C. Francis (5)                              68,404            *             0              -
Michel Greco                                             0            *             0              -
William D. Young (5)                                29,942            *             0              -
Carter A. Lee (5)                                  138,506            *             0              -
Marc J. Gurwith (5)                                 47,846            *             0              -
All executive officers and directors as a
group (15 persons)                               1,394,574         8.3%             0              -

----------
*     Less than one percent.

            (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned . Applicable percentages are based on 15,853,540 shares outstanding on March 24, 2003, adjusted as required by rules promulgated by the SEC.

            (2) Includes 176,891 shares of Common Stock, issuable upon the conversion of 2,500 shares of Preferred Stock, and a warrant for the purchase of 66,334 shares of Common Stock that is exercisable within 60 days of March 24, 2003.

            (3) Includes 21,227 shares of Common Stock, issuable upon the conversion of 300 shares of Preferred Stock, and a warrant for the purchase of 39,800 shares of Common Stock that is exercisable within 60 days of March 24, 2003.

            (4) Includes 70,756 shares of Common Stock, issuable upon the conversion of 1,000 shares of Preferred Stock, and a warrant for the purchase of 26,534 shares of Common Stock that is exercisable within 60 days of March 24, 2003.

            (5) Includes options under the Company's stock option plans exercisable within 60 days of March 24, 2003 for the following number of shares: Dr. Gordon -- 200,000; Dr. Francis -- 32,655; Dr. Berman -- 249,842; Mr. Beier -- 16,667; Dr.
                  Caudill -- 20,484; Mr. Francis -- 17,404; Mr. Young -- 29,942;
                  Mr. Lee -- 136,666; Dr. Gurwith -- 46,875; and all executive officers and directors as a group -- 912,863.

            (6) Includes 17,143 shares underlying warrants issued to Dunsford Hill Capital Partners pursuant to an early stage corporate finance advisory engagement. Dr. Caudill is President of Dunsford Hill Capital Partners. Also includes 1,000 shares owned by Dr. Caudill's wife. Dr. Caudill disclaims any beneficial ownership of the 1,000 shares except to the extent of any pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of certain related party transactions with the Company in which certain of the Company's executive officers, directors or greater than five percent stockholders or any members of the immediate family of any of the foregoing had or have a direct or indirect material interest. The Company believes that each of these transactions was on terms at least as fair to the Company as could have been obtained from unaffiliated third parties.

In December 2000, the Company lent to Drs. Francis and Berman $1,074,578 and $651,255, respectively. In addition, in April 2001, the Company lent to Drs. Francis and Berman $432,172 and $240,787, respectively. The proceeds of their loans were used to fund payment of payroll taxes in connection with stock bonuses paid to these officers. See footnote 3 of the Summary Compensation Table. In June 2001, Drs. Francis and Berman paid the loans in full. Interest accrued on the loans at a rate of 6% per annum.

The Company paid legal fees and expenses on behalf of Dr. Heyward, an executive officer of the Company, in the aggregate of $53,548 and $130,633 in each of 2000 and 2001 for a legal matter pertaining to the circumstances surrounding Dr. Heyward's departure from his former employer.

All future transactions, including any loans from the Company to its officers, directors, principal stockholders or affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested members of the Board of Directors or, if required by law, a majority of disinterested stockholders, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures Within the ninety days prior to the date of this Annual Report, VaxGen carried out an evaluation under the supervision and with the participation of VaxGen's management, including VaxGen's Chief Executive Officer (CEO) and Principal Financial Officer (PFO), of the effectiveness of the design and operation of VaxGen's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 or 15d-14. Based on that evaluation, VaxGen's management, including the CEO and PFO, concluded that VaxGen's disclosure controls and procedures were effective in timely alerting them to material information relating to VaxGen, required to be included in VaxGen's periodic SEC filings.

Changes in internal controls There have been no significant changes in VaxGen's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Limitations on the effectiveness of controls It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

                                                                            Page
                                                                            ----
VaxGen, Inc.
Independent Auditors' Report                                                 44
Balance Sheets - December 31, 2002 and 2001                                  45
Statements of Operations - Years ended December 31, 2002, 2001, 2000 and
Period from Inception (November 27, 1995) through December 31, 2002          46
Statements of Cash Flows - Years ended December 31, 2002, 2001, 2000 and
Period from Inception (November 27, 1995) through December 31, 2002          47
Statements of Stockholders' Equity (Deficit) and Comprehensive Loss -
Years ended December 31, 2002, 2001, 2000, 1999, 1998, 1997, 1996 and
Period from Inception
(November 27, 1995) through December 31, 1995                                49

(a)(2) Financial Statement Schedules

      Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the financial statements and notes thereto.

(a)(3) Exhibits

                                                                                   Incorporated by Reference
Exhibit No.              Exhibit                              Form        File No.        Filing Date       Exhibit       Filed
                                                                                                              No.        Herewith
3.1           Amended and Restated Certificate of              S-8        333-84922         3-26-02           4.1
              Incorporation.
3.2           Amendment to the Amended and                     S-8        333-84922         3-26-02           4.3
              Restated Certificate of
              Incorporation.
3.3           Amended and Restated Bylaws                      S-1        333-78065         6-11-99           3.2
4.1           Reference is made to
              Exhibits 3.1, 3.2 and 3.3.
4.2           Certificate of Designations, Rights              S-8        333-84922         3-26-02           4.2
              and Preferences of Series A 6%
              Cumulative Convertible Preferred
              Stock.
4.3           Securities Purchase Agreement by                 8-K        000-26483         5-24-01          10.1
              and among Registrant and Certain
              Stockholders.
4.4           Registrant Rights Agreement by and               8-K        000-26483         5-24-01          10.2
              among Registrant and Certain
              Stockholders.
4.5           Form of Common Stock Purchase                    8-K        000-26483         5-24-01           4.1
              Warrant.
4.6           Specimen Stock Certificate for                   S-1        333-78065         6-11-99           4.1
              Common Stock of Registrant.

10.1          Registration Rights Agreement                    S-1        333-78065          5-7-99          10.1
              between VaxGen and Genentech, dated
              as of May 5, 1997.
10.2          1996 Registration Rights Agreement               S-1        333-78065          5-7-99          10.2
              between VaxGen and certain
              stockholders.
10.3          1998 Registration Rights Agreement               S-1        333-78065          5-7-99          10.3
              between VaxGen and certain
              stockholders.
10.4          VaxGen, Inc. Amended and Restated                S-8        333-85391         8-17-99          99.1
              1996 Stock Option Plan.
10.5          1998 Director Stock Option Plan.                 S-1        333-78065          5-7-99          10.5
10.6          Form of stock option agreement.                  S-1        333-78065          5-7-99          10.6
10.7          Form of common stock warrant.                    S-1        333-78065          5-7-99          10.7
10.9          Amended and Restated Employment.                 S-8        333-85391         8-17-99          99.5
              Agreement between VaxGen and
              Phillip W. Berman.
10.10         Employment Agreement between VaxGen              S-1        333-78065          5-7-99          10.13
              and Carter A. Lee, dated as of
              April 1, 1999.
10.11         License and Supply Agreement with                S-1        333-78065          5-7-99          10.14
              Genentech, dated as of May 1, 1996.
10.12         Letter of Intent for Supply                      S-1        333-78065          5-7-99          10.16
              Development Agreement between
              VaxGen and Pasteur Merieux Serums
              et Vaccins (Pasteur Merieux
              Connaught), dated April 10, 1998.
10.12.1       Amendment to Letter of Intent for                S-1        333-78065          5-7-99         10.16.1
              Supply Development Agreement
              between VaxGen and Pasteur Merieux
              Serums et Vaccins (Pasteur Merieux
              Connaught), dated May 3, 1999.
10.13         Form of trial clinic agreement.                  S-1        333-78065          5-7-99          10.17
10.14         Lease Agreement between VaxGen and               S-1        333-78065          5-7-99          10.18
              Oyster Point Tech Center LLC, dated
              October 26, 1998.
10.15         Lease Agreement between VaxGen and               S-1        333-78065          5-7-99          10.19
              Spieker Properties, L.P., dated May
              20, 1998.
10.16         Common Stock Purchase Agreement                 10-K        000-26483         3-30-00          10.20
              between VaxGen and Vulcan Ventures,
              Inc., dated October 15, 1999.
10.17         Loan and Security Agreement                     10-K        000-26483         3-30-01          10.22
              entered into between
              Donald P. Francis and VaxGen, Inc.
              dated as of December 20, 2000.
10.18         Loan and Security Agreement                     10-K        000-26483         3-30-01          10.24
              entered into between
              Phillip W. Berman and VaxGen, Inc.
              dated as of December 20, 2000.
10.19         Employment Agreement between VaxGen             10-K        000-26483         3-30-01          10.25
              and William Heyward, dated as of
              January 3, 2000.

10.20         Employment Agreement between VaxGen             10-K        000-26483         3-30-01          10.26
              and George T. Baxter, dated as of
              September 5, 2000.
10.21         Subcontract Agreement entered into              10-Q        000-26483         5-03-01          10.27
              between BBI Biotech Research
              Laboratories, Inc. and VaxGen, Inc.
              dated as of May 1, 1999.
10.22         Employment Agreement between VaxGen             10-Q        000-26483         11-01-01         10.28
              and Lance K. Gordon, dated as of
              September 6, 2001.
10.23         Employment Agreement between VaxGen             10-Q        000-26483         11-01-01         10.29
              and Lance Ignon, dated as of
              September 25, 2001.
10.24         Joint Venture Agreement between                 10-K        000-26483         4-01-02          10.24
              VaxGen and certain investors, dated
              February 25, 2002.
10.25         Land Purchase and Sale Agreement                10-K        000-26483         4-01-02          10.25
              between VaxGen and Incheon
              Metropolitan City, dated February
              25, 2002.
10.26         Contribution Agreement between                  10-K        000-26483         4-01-02          10.26
              VaxGen and certain investors, dated
              February 25, 2002.
10.27         Employment Agreement between VaxGen             10-K        000-26483         4-01-02          10.27
              and Donald P. Francis, dated as of
              October 2, 2001.
10.28         Employment Agreement between VaxGen             10-K        000-26483         4-01-02          10.28
              and Marc Gurwith, dated as of
              October 28, 2001.
10.29         Sublease Agreement between VaxGen               10-K        000-26483         4-01-02          10.29
              and TSI Communications, dated as of
              September 21, 2001.
10.30         Stock Option  Agreement  between VaxGen and     10-K        000-26483         4-01-02          10.30
              Lance K. Gordon, dated September 6, 2001.
10.31         Assignment Agreement between VaxGen             10-K        000-26483         4-01-02          10.31
              and Celltrion, Inc., dated March 25, 2002.
10.32         Employment  Agreement  between  VaxGen  and     10-Q        000-26483         5-15-02          10.32
              Carmen M.  Betancourt,  dated as of January
              28, 2002.
10.33         Employment  Agreement  between  VaxGen  and     10-Q        000-26483         5-15-02          10.33
              James P. Panek, dated as of
              February 4, 2002.
10.34         Employment  Agreement  between  VaxGen  and     10-Q        000-26483         5-15-02          10.34
              Phillip W. Berman,  dated as of February 7,
              2002.
10.35         License   Agreement   between   VaxGen  and     10-Q        000-26483         5-15-02          10.35
              Celltrion, dated as of March 25, 2002.
10.36         Sub-License  Agreement  between  VaxGen and     10-Q        000-26483         5-15-02          10.36
              Celltrion, dated as of March 25, 2002.
10.37         Supply   Agreement   between   VaxGen   and     10-Q        000-26483         5-15-02          10.37
              Celltrion, dated as of March 25, 2002.
10.38         Amended and Restated License and Supply          8-K        000-26483         7-15-02          99.2
              Agreement between VaxGen, Inc., and
              Genentech, Inc., entered into as of May 1,
              2002.

10.39         Contract between VaxGen and the National        10-Q        000-26483         11-14-02         10.39
              Institute of Allergy and Infectious
              Diseases, National Institutes of Health,
              under Contract No. N01-AI-25494, dated
              September 30, 2002.
10.40         Amendment of contract between VaxGen and        10-Q        000-26483         11-14-02         10.40
              the, National Institutes of Health, under
              Contract No. N01-AI-95373,
              dated September 30, 2002.
10.41         Employment Agreement between VaxGen and         10-Q        000-26483         11-14-02         10.41
              Piers C. Whitehead, dated as of July 1,
              2002.
10.42         Joint Venture Agreement between VaxGen and      10-Q        000-26483         11-14-02         10.42
              Celltrion, Inc., dated as of June 7, 2002.
10.43         License Agreement between VaxGen and            10-Q        000-26483         11-14-02         10.43
              VaxGen-Celltrion, Inc., dated June 7, 2002.
10.44         Sub-License Agreement between VaxGen and        10-Q        000-26483         11-14-02         10.44
              VaxGen-Celltrion, Inc., dated June 7, 2002.
10.45         Consulting Services Agreement between           10-Q        000-26483         11-14-02         10.45
              VaxGen and VaxGen-Celltrion, Inc., dated
              June 7, 2002.
10.46         Contract between VaxGen and the National        10-Q        000-26483         11-14-02         10.46
              Institute of Allergy and Infectious
              Diseases, National Institutes of Health,
              under Contract No. N01-AI-95373, dated
              July 9,
              1999.
23.1          Consent of KPMG LLP                                                                                X
99.1          Certification                                                                                      X

(a)   Reports on Form 8-K:

A current report on Form 8-K, dated October 4, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had announced we had awarded a $13.6 million contract from the National Institute of Allergy and Infectious Diseases (NIAID), part of the U.S. National Institutes of Health
(NIH), to develop a new anthrax vaccine and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses.

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

A current report on Form 8-K, dated November 19, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5, announcing that Halifax Fund, L.P., the largest investor in VaxGen's May 2001 $20 million equity financing, has converted all 15,000 of its Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") into 1,085,138 shares of VaxGen Common Stock.

A current report on Form 8-K, dated December 16, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5, announcing that the U.S. Food and Drug Administration has designated HIV/AIDS vaccine candidates, AIDSVAX B/B and AIDSVAX B/E, Fast Track Products for the prevention of HIV infection.

A current report on Form 8-K, dated December 17, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5, announcing that VaxGen, Inc. ("VaxGen") and the Chemo-Sero-Therapeutic Research Institute ("Kaketsuken") have entered into an initial agreement that will allow VaxGen to initiate development of Kaketsuken's attenuated smallpox vaccine for use in the United States.

A current report on Form 8-K, dated December 19, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5, announcing the correction of statements reported in the news media, including Bloomberg Business News, The New York Times, Reuters, San Jose Mercury News and other publications that report or suggest VaxGen has commercial rights to market and sell in the U.S. an attenuated smallpox vaccine which VaxGen is developing with the Chemo-Sero-Therapeutic Research Institute.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VaxGen, Inc.
                                    (Registrant)


                                    By:/s/Carter A. Lee
                                    ----------------------------
                                    Carter A. Lee
                                    Senior Vice President
                                    Finance & Administration
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Lance K. Gordon
-----------------------------
Lance K. Gordon
Chief Executive Officer and Director
(Principal Executive Officer)                         March 31, 2003

By: /s/ Carter A. Lee
-----------------------------
Carter A. Lee
Senior Vice President
Finance & Administration
(Principal Financial and Accounting
Officer)                                              March 31, 2003

/s/ Donald P. Francis
-----------------------------
Donald P. Francis
President and Director                                March 31, 2003


-----------------------------
Phillip W. Berman
Senior Vice President,
Research and Development, Director                    March __, 2003


/s/ David W. Beier
-----------------------------
David W. Beier
Director                                              March 31, 2003

/s/ Randall L-W. Caudill
-----------------------------
Randall L-W. Caudill
Director                                              March 30, 2003


/s/ Stephen C. Francis
-----------------------------
Stephen C. Francis
Director                                              March 31, 2003

/s/ Michel Greco
-----------------------------
Michel Greco
Director                                              March 29, 2003


/s/ William D. Young
-----------------------------
William D. Young
Director                                              March 31, 2003

                                  CERTIFICATION

I, Lance K. Gordon, certify that:

1. I have reviewed this annual report on Form 10-K of VaxGen, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003


/s/ Lance K. Gordon
-------------------
Lance K. Gordon
Chief Executive Officer

                                  CERTIFICATION

I, Carter A. Lee, certify that:

1. I have reviewed this annual report on Form 10-K of VaxGen, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003


/s/ Carter A. Lee
-----------------
Carter A. Lee
Principal Financial Officer