Form 10-Q
period 2003-03-31
VAXGEN INC
filed 2003-05-15
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No |_|

The issuer has one class of common stock with 15,930,654 shares outstanding as of May 1, 2003.

VaxGen, Inc.

Form 10-Q

For the Quarter Ended March 31, 2003

Table of Contents

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,272,000	$4,449,000
Investment securities	8,872,000	13,572,000
Accounts receivable	3,777,000	1,302,000
Accounts receivable - related party	225,000	440,000
Deferred costs	1,385,000	1,379,000
Prepaid expenses and other current assets	1,033,000	1,765,000

Total current assets	16,564,000	22,907,000
Property and equipment, net	3,326,000	3,309,000
Restricted cash	1,035,000	1,033,000
Investment in affiliate	2,012,000	268,000
Employee loans receivable	135,000	135,000
Other assets	332,000	385,000

Total assets	$23,404,000	$28,037,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to Genentech	$1,445,000	$1,900,000
Accounts payable	1,778,000	595,000
Accrued clinical trial expenses	—	2,455,000
Accrued liabilities	4,340,000	3,705,000
Deferred revenues	3,304,000	917,000
Dividends payable	57,000	—
Current portion of long-term obligations	11,000	15,000

Total current liabilities	10,935,000	9,587,000
Deferred rent	567,000	606,000
Redeemable convertible preferred stock, $0.01 par
value, 20,500 shares authorized:
Series A 6% cumulative, $0.01 par value, 3,800 and
3,800 shares issued and outstanding at March 31,
2003 and December 31, 2002, respectively (liquidation
preference of $3,800,000 and $3,800,000 at March 31,
2003 and December 31, 2002, respectively)	3,429,000	3,349,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares
authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized;
15,930,654 and 15,777,064 shares issued and outstanding
at March 31, 2003 and December 31, 2002, respectively	159,000	158,000
Additional paid-in capital	156,949,000	156,116,000
Deferred stock compensation	(53,000)	(94,000)
Accumulated other comprehensive income -
unrealized gain on investment securities	186,000	298,000
Deficit accumulated during the development stage	(148,768,000)	(141,983,000)

Total stockholders’ equity	8,473,000	14,495,000

Total liabilities and stockholders’ equity	$23,404,000	$28,037,000

See accompanying notes to condensed financial statements. 2

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,		Period from Inception (November 27, 1995) through March 31,
	2003	2002	2003
Revenue:
Research grant and contract revenue	$1,112,000	$18,000	$3,337,000
Related party services revenue	101,000	—	628,000

Total revenues	1,213,000	18,000	3,965,000
Operating expenses:
Research and development:
Genentech charges	360,000	606,000	13,451,000
Other	3,665,000	4,051,000	76,429,000

Total research and development	4,025,000	4,657,000	89,880,000
General and administrative expenses	3,909,000	2,928,000	59,592,000

Loss from operations	(6,721,000)	(7,567,000)	(145,507,000)

Other income (expense):
Investment income	201,000	604,000	13,500,000
Interest expense	—	(2,000)	(92,000)
Equity in loss of affiliate	(128,000)	—	(139,000)

Total other income, net	73,000	602,000	13,269,000

Net loss	(6,648,000)	(6,965,000)	(132,238,000)
Charges related to convertible
preferred stock:
Dividends	(57,000)	(300,000)	(1,887,000)
Accretion to redemption value	(80,000)	(434,000)	(2,848,000)
Beneficial conversion charge	—	—	(11,795,000)

Net loss applicable to common
stockholders	$(6,785,000)	$(7,699,000)	$(148,768,000)

Basic and diluted loss per share
applicable to common
stockholders	$(0.43)	$(0.54)

Weighted average shares used in
computing basic and diluted
loss per share	15,846,000	14,318,000

See accompanying notes to condensed financial statements. 3

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months Ended March 31,		Period from Inception (November 27, 1995) through March 31,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$(6,648,000)	$(6,965,000)	$(132,238,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	283,000	226,000	3,542,000
Amortization of premiums and
discounts on investment securities	5,000	56,000	(759,000)
Stock compensation expense	151,000	192,000	15,438,000
Note receivable allowance	—	—	487,000
Warrants issued to consultants	—	—	363,000
Equity in loss of affiliate	128,000	—	139,000
Changes in assets and liabilities:
Accounts receivable	(2,260,000)	1,000	(4,002,000)
Deferred costs	(6,000)	—	(1,385,000)
Prepaid expenses and other current assets	732,000	(35,000)	(1,935,000)
Restricted cash	(2,000)	—	(1,035,000)
Employee loans receivable	—	—	(135,000)
Other assets	53,000	—	(221,000)
Payable to Genentech	(455,000)	600,000	1,445,000
Deferred revenues	2,387,000	—	3,304,000
Deferred rent	(39,000)	—	567,000
Accounts payable, accrued liabilities
and other long-term obligations	(650,000)	(48,000)	6,420,000

Net cash used in operating activities	(6,321,000)	(5,973,000)	(110,005,000)

Cash flows from investing activities:
Purchase of investment securities	(410,000)	(2,502,000)	(181,684,000)
Proceeds form sale and maturities of
investment securities	4,993,000	3,538,000	173,757,000
Purchase of property and equipment	(300,000)	(207,000)	(6,721,000)
Investment in affiliate	(1,872,000)	—	(2,151,000)
Long-term lease deposits	—	—	(120,000)

Net cash provided by (used in)
investing activities	2,411,000	829,000	(16,919,000)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	18,342,000
Payments under capital lease obligations	(4,000)	(9,000)	(127,000)
Proceeds from issuance of common stock, net of issuance
costs of $8,594,000	—	—	103,960,000
Return of capital on redeemable convertible preferred stock	—	—	(300,000)
Exercise of employee stock options	633,000	142,000	4,841,000
Employee stock purchase plan	104,000	54,000	480,000
Loans from Genentech	—	—	1,000,000

Net cash provided by financing activities	733,000	187,000	128,196,000

Increase (decrease) in cash and cash equivalents	(3,177,000)	(4,957,000)	1,272,000
Cash and cash equivalents at beginning of
period	4,449,000	7,499,000	—

Cash and cash equivalents at end
of period	$1,272,000	$2,542,000	$1,272,000

4

VaxGen, Inc. (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (continued)

	Three months ended March 31,		Period from Inception (November 27, 1995) through March 31,
	2003	2002	2003
Supplemental schedule of non cash
investing and financing activities:
Dividends paid/accrued to redeemable convertible preferred
stockholders through the issuance of common stock	$57,000	$300,000	$1,887,000
Accretion of redemption value of redeemable
convertible preferred stock	80,000	434,000	2,848,000
Recognition of beneficial conversion feature
of redeemable convertible preferred stock	—	—	11,795,000
Recognition of fair value of common stock warrants issued
with redeemable convertible preferred stock	—	—	3,507,000
Conversion of redeemable convertible preferred stock
into common stock	—	—	16,200,000
Reclassification of unaccreted portion of financing costs
and fair value of warrants from preferred stock to
equity	—	—	2,245,000
Equipment acquired through capital leases	—	—	138,000
Issuance of stock through conversion of
Genentech note payable	—	—	1,000,000
Note receivable partially settled by
severance obligation	—	—	406,000

See accompanying notes to condensed financial statements. 5

VaxGen, Inc.
(A Development Stage Enterprise)

Notes to Condensed Financial Statements
March 31, 2003
(Unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of VaxGen, Inc. (a development stage enterprise) included herein have been prepared by VaxGen pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of VaxGen’s management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 21, 2003, are not necessarily indicative of the operating results for the full year.

We have presented the financial statements on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we may not be able to continue our operations because we have experienced significant operating losses, which we expect, will continue, and have insufficient sources of funding for our operations. In order for us to remain a going concern we will require significant additional funding in the near term. We are exploring opportunities to raise capital through equity offerings, strategic alliances and other financing vehicles. However, there can be no assurance that any such additional financing will be available to us on the terms that we deem acceptable, if at all. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. We expect the cash and cash equivalents at March 31, 2003, will be sufficient to fund operations according to our current plan through November 2003. External cash requirements are expected to be lower during the last half of 2003 because of anticipated revenues from our contract with the National Institutes of Health (“NIH”) related to the development of an anthrax vaccine and other revenue sources. Should management’s plan not develop as anticipated, we will restrict additional planned activities and operations, as necessary, to sustain operations and conserve cash resources.

Accounting for Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The adoption of SFAS 143 did not have a material effect on our financial condition or results of operations.

2. Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25"), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123", which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant. If we had accounted for our stock based compensation plans using a fair-value-based method in accordance with SFAS 123, our net loss and net loss per share would approximate pro forma amounts indicated in the following table:

	Three months ended March 31,
	2003	2002
Net loss applicable to common
stockholders—as reported	$(6,785,000)	$(7,699,000)
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	151,000	192,000
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(1,580,000)	(1,312,000)

Net loss applicable to common
stockholders—pro forma	$(8,214,000)	$(8,819,000)
Loss per share—basic and diluted, as reported	$(0.43)	$(0.54)
Loss per share—basic and diluted, pro forma	$(0.52)	$(0.62)

3. Loss per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and shares of our Series A 6% cumulative convertible preferred stock, which are listed below assuming that the shares of the convertible preferred stock converted into shares of our common stock. For all periods presented, such potential common shares were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include:

	March 31,
	2003	2002
Options to purchase common stock	3,196,787	2,508,022
Warrants to purchase common stock	943,407	717,265
Convertible preferred stock	268,875	861,383

Total	4,409,069	4,086,670

4. Anthrax Contract

In September 2002, we were awarded a contract from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a new anthrax vaccine candidate and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses of the vaccine. The period of performance of the contract is from September 30, 2002 through December 31, 2003. The government is expected to award separate contracts in 2003 to provide advanced development of the vaccine and to manufacture the stockpile. The goal of the government contract is to develop a modern vaccine that proves to be safe in humans, efficacious in animal challenge studies and requires no more than three injections. Under the initial phase of the NIAID contract, we will be awarded $16.2 million, upon satisfaction of certain milestones, to advance the development of a vaccine candidate initially developed by the United States Army Medical Research Institute of Infectious Diseases (“USAMRIID”). Performance under the current contract may position us to be awarded additional contracts later on in 2003 to advance the product development of an anthrax vaccine; conduct a large-scale Phase II clinical trial; and manufacture an emergency stockpile of anthrax vaccine under an Investigational New Drug Application (“IND”), however, we cannot be certain we will be awarded these contracts. During the three months ended March 31, 2003, we recognized a total of $667,000 in revenue related to the completion of the first contractual milestone. We will recognize revenue based on the completion of future milestones, which have been specified by NIAID. Revenues and costs (not to exceed revenues) associated with milestones which have not been substantiated through objective evidence from NIAID, will be deferred on our balance sheet. At March 31, 2003, we had $1,385,000 of deferred costs and $3,102,000 of deferred revenues related to this contract.

5. Celltrion Joint Venture

As of March 31, 2003, the South Korean investors had contributed approximately $43.75 million in cash to Celltrion of the $50.0 million in cash that the joint venture agreement between Celltrion and us requires to have been funded by the end of August 2002, and secured a $40 million loan with a Korean bank. As a result of the cash investment, we currently have a 48.9% interest in Celltrion, although if funding is completed as intended, our interest will be approximately 44%. In the event that AIDSVAX is ultimately licensed for commercial use and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to us. Celltrion could also be used to manufacture other products that VaxGen may develop in the future or products from third parties.

Under the terms of the joint venture agreement, Celltrion is obligated to invest $7 million to capitalize a new corporation, VaxGen-Celltrion, Inc. (“VCI”), and Celltrion will initially be the sole shareholder of VCI, receiving seven million shares of common stock in exchange for its $7 million capital contribution. The funding of the $7 million capital contribution was completed in December 2002. The capitalization of VCI has been used to design and construct the manufacturing facility adjacent to VaxGen’s research facility in South San Francisco, California. We plan to use this facility to manufacture our anthrax vaccine if we are awarded a U.S. Government contract to produce an emergency stockpile of the vaccine. We will supervise the design and construction of this manufacturing facility and are responsible for all costs of validation, operation and licensure of the facility. At the end of each calendar year, VCI will issue to us one share of VCI common stock for every dollar expended by us in connection with the validation, operation and licensure of the facility. Based on our direct ownership interest of approximately 23% in VCI as of March 31, 2003, we have determined that the equity method of accounting should be applied. During the three months ended March 31, 2003, we incurred approximately $1,870,000 in costs, primarily equipment purchases, that have been accounted as a capital credit. In addition, equity in losses of VCI of $128,000 has been recognized.

6. Related Party Transactions

As of March 31, 2003, we had loans outstanding to two executive officers in the amount of $135,000. In May 2002, an executive received a non-interest bearing loan in the amount of $80,000. The loan per the executive’s employment agreement will be forgiven at the rate of 25% per year for each of the first four full years of the executive’s employment with the Company. In August 2000, an executive received a non-interest bearing loan in the amount of $55,000. The loan is payable in full on April 30, 2003 and is secured by the executive’s stock options on a dollar for dollar basis out of any proceeds received as a result of sale of shares of common stock. In May 2003, the executive was in the process of making arrangements to repay the $55,000 loan. Both loans were made to assist in the purchase of residences in connection with employment-related relocations.

7. Comprehensive Loss

	Three Months Ended March 31,
	2003	2002
Net loss	$(6,648,000)	$(6,965,000)
Net unrealized losses on investment securities	(112,000)	(459,000)

Comprehensive loss	$(6,760,000)	$(7,424,000)

8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about our ability to raise additional capital to finance our operations, forecasts regarding the length of time current cash resources will enable us to continue our operations in the absence of additional financing, the timing of completion and announcement of the results of our Thai Phase III clinical trial of AIDSVAX, the timing and progress of completion of our anthrax, smallpox or HIV/AIDS vaccine candidates, the timing and amount of any government awards relating to an anthrax vaccine, our ability to obtain additional financing from private sources, from governmental agencies or from philanthropic organizations to continue to develop AIDSVAX and Celltrion’s ability to complete construction of its manufacturing facilities and its ability to manufacture biopharmaceutical products. Reference should be made to the section of this report entitled “Risk Factors,” and to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003 under the heading “Business,” for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake and specifically decline any obligation to update or to publicly announce the results of any revisions to these forward-looking statements to reflect future events or developments.

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

We believe the following critical accounting policy affects the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when all of the following conditions have occurred:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The price is fixed and determinable; and

•	Collectibility is reasonably assured.

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

In addition, we adopted the guidance provided by the SEC, which addresses the proper recognition of service revenue. We believe that this is the appropriate treatment of our contract with the NIH to develop a new anthrax vaccine. Under this arrangement we deferred revenues and expenses on our balance sheet until we are able to provide objective evidence that we have attained the specified milestones established by the NIH. Costs are deferred only to the extent of expected revenues. At March 31, 2003, we had $1,385,000 of deferred costs and $3,102,000 of deferred revenues related to this agreement.

Investment in Celltrion and VCI

We account for our investment in the Celltrion Joint Venture using the equity method of accounting. We do not own a majority of the voting stock nor will we be the primary beneficiary of the Joint Venture. Since the historical cost of the non-monetary assets that we contributed is zero, there is no investment in Celltrion recorded on our balance sheet. Additionally, because we have no further funding obligation to the Joint Venture we will not pick up equity in earnings (loss) of the Joint Venture until such time that losses previously not recognized have been recovered.

We also account for our investment in VCI using the equity method of accounting. Similar to Celltrion, VCI’s parent, we do not own a majority of the voting stock nor are we currently the primary beneficiary of VCI. Under the terms of our agreement we receive one share for every dollar expended by us for certain costs incurred by us related to VCI, which to date have principally been capital equipment. We have an investment in VCI of approximately $2.0 million at March 31, 2003. Additionally, we record our share of equity in losses of VCI based upon and limited to our direct investment in VCI which is 23% at March 31, 2003. Recoverability of our investment in VCI is monitored on a quarterly basis for impairment. At March 31, 2003, no indicators of impairment were detected.

Valuation of Long-Lived Assets

The carrying value of long-lived assets, including our investment in VCI, is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. Specific potential indicators of impairment include:

•	a significant decrease in the fair value of an asset;

•	a significant change in the extent or manner in which an asset is used or a significant physical change in an asset;

•	a significant adverse change in legal factors or in the business climate that affects the value of an asset;

•	a adverse action or assessment by the U.S. Food and Drug Administration or another regulator; and

•	an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset.

When we determine that the carrying value of intangible assets or long-lived assets are not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets that have not been previously recorded.

OVERVIEW

In November 1995, VaxGen was formed to continue development of AIDSVAX, a preventive vaccine candidate against HIV/AIDS. At that time, Genentech, Inc. (“Genentech”) licensed to us the technology necessary for completing development and commercialization of AIDSVAX under a license agreement. Currently, Genentech owns approximately 10% of our outstanding common stock.

Until 2002, our work was focused on developing and testing AIDSVAX. We broadened our operations in 2002 with the formation of Celltrion and the initiation of programs to develop preventive vaccines against anthrax and smallpox.

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

In October 1999, we completed the initial inoculation and enrollment of over 5,400 trial volunteers for the North American/European Phase III clinical trial, which was conducted in 59 clinical centers and completed the clinical trial as planned in December 2002. On February 24, 2003, we announced that the study did not show a statistically significant reduction of HIV within the study population as a whole, which was the primary endpoint of the trial. Although we intend to continue analyzing data from this trial and to complete a second Phase III trial in Thailand, any additional development of AIDSVAX will depend on whether we obtain funding from sources such as governmental agencies and philanthropic organizations. Beginning in April 2003, NIAID and the Centers for Disease Control and Prevention (“CDC”) have been supporting a series of meetings with us to examine data from the trial to independently determine if any further government supported research and development are warranted.

In August 2000, we completed the initial inoculation and enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok. We are scheduled to complete this trial during the second quarter of 2003 and expect to announce clinical results during the second half of 2003. The Food and Drug Administration (“FDA”) has designated our HIV/AIDS vaccine candidates Fast Track Products for the prevention of HIV infection. The Fast Track designation could enable more rapid regulatory review of AIDSVAX if and when we submit a Biologics License Application (“BLA”).

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, called Celltrion, to build and operate a manufacturing facility in Incheon, South Korea. As our part of the investment in the joint venture, we are providing mammalian cell culture technology and biologics production expertise. Celltrion contributed funds to a subsidiary for the purpose of funding the first $7,000,000 of construction cost for a smaller manufacturing facility adjacent to our research facility in South San Francisco, California. This smaller facility was originally intended to support the licensure and commercial launch of AIDSVAX, if the North American and European clinical trial was successful, but is also designed to support the manufacture of other biopharmaceutical products, including our anthrax vaccine candidate or products from third parties. In the event that AIDSVAX is proven successful and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to us. However, in the event that we abandon the development of AIDSVAX, we believe the Incheon facility could be used to manufacture other biopharmaceutical products, in which we would share in the profits based on our percentage ownership. After all rounds of financing are complete, our fully diluted ownership of the joint venture will be approximately 44%. Although we have no further funding obligation to Celltrion, we are responsible for any additional capital equipment costs in excess of $7,000,000 for which we receive equivalent value in common stock and certain future costs related to the validation, operation and licensure of the manufacturing facility in South San Francisco, California.

In September 2002, we were awarded a contract from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a new anthrax vaccine candidate and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses of the vaccine. The period of performance of the contract is from September 30, 2002 through December 31, 2003. The goal of the government contract is to develop a modern vaccine that proves to be safe in humans, efficacious in animal challenge studies and requires no more than three injections. Under the initial phase of the NIAID contract, we will be awarded $16,200,000, upon satisfaction of certain milestones, to advance the development of a vaccine candidate initially developed by the USAMRIID. If results from the Phase I clinical trial are positive, NIAID may elect, at least 60 days prior to December 31, 2003, to extend the contract. If the contract were to be extended, we would be eligible for an additional contract award of $15,000,000 beginning in late 2003 and running through 2007 as a continuation of the current contract to support a Phase II clinical trial. Performance under the current contract may position us to be awarded additional contracts expected to be awarded in 2003 to advance the product development of an anthrax vaccine; conduct a large-scale Phase II clinical trial; and manufacture an emergency stockpile of anthrax vaccine under an Investigational New Drug Application (“IND”).

Also in September 2002, we were awarded a $1,000,000 task order to provide AIDSVAX under a supply contract to develop HIV vaccines for a forthcoming Phase III trial in Thailand funded by the NIH and conducted by the Walter Reed Army Institute of Research (“WRAIR”). The majority of the contract award will be earned in 2003. There are two government options, if exercised, which would increase the contract award to a total of $3,300,000. In February 2003, the NIAID exercised the first option to take delivery of the first two-thirds of the vaccine supply. In April 2003, the NIAID exercised their second option to take delivery of the remaining balance of the vaccine supply in September 2003. The start date of the clinical trial has been delayed due to matters outside of our control, but is now currently scheduled to begin enrolling volunteers during the fourth quarter of 2003 and will combine our AIDSVAX B/E vaccine with ALVAC, an AIDS vaccine candidate being developed by Aventis Pasteur.

In December 2002, we announced that we and Chemo-Sero-Therapeutic Research Institute (“Kaketsuken”) of Kumamoto, Japan, entered into initial agreements that will allow us to begin development of Kaketsuken’s attenuated smallpox vaccine, LC16-Kaketsuken, for use in the United States, subject to approval by the FDA. We believe, that the vaccine, which was licensed in Japan in 1980, will have a better safety profile, yet be equally effective, compared to smallpox vaccines available in the United States or elsewhere. We are currently in negotiations with Kaketsuken to define the specific commercial terms of our relationship.

Since inception, our research and development expenses have been applied to two product development projects: AIDSVAX B/B and AIDSVAX B/E, our HIV vaccine candidates, and a program to develop a new anthrax vaccine for the United States Government.

We have incurred total costs of $83,007,000 in research and development of AIDSVAX since we began operations in late 1995. For the three months ended March 31, 2003, we incurred costs of $1,173,000 towards the research and development of AIDSVAX. The most significant research and development costs incurred for the development of AIDSVAX include: the costs to conduct the Phase III clinical trials, the cost of the clinical materials, the costs associated with the laboratory activities required to support the trials, the advanced development of our manufacturing process, the establishment of a regulatory and quality systems group to support the possible licensure of the products, and the costs to refine the manufacturing process of the vaccine. In 2003, we expect the development cost for AIDSVAX will be approximately $3,900,000. The costs are primarily associated with the conclusion of the Thai Phase III clinical trial.

The anthrax vaccine project began during the fourth quarter of 2002 when the NIH awarded us a cost reimbursement contract to develop a new vaccine to prevent anthrax infection. As of March 31, 2003, we have incurred total costs of $1,844,000 towards this project, of which $1,385,000 has been deferred along with the related revenue until the milestones that are required have been met. We expect to incur approximately additional costs of approximately $6,000,000 during 2003, of which we expect to receive be reimbursement for all our direct expenses, coverage for a certain part of our overhead and general and administrative expenses and a fixed profit amount.

In February 2003, we received official notification from NIAID indicating that we met the program requirements stipulated under the first milestone of the anthrax vaccine development contract. Milestone 1 required us to produce the pilot lot of the anthrax vaccine clinical material amongst other associated activities. Along with Milestone 1, we continue to perform, in parallel, against the other milestones required under the contract with NIAID. Thus far, we are performing within budget and on schedule.

We cannot reasonably estimate the nature, timing and cost of completing these product development projects due to the numerous risks and uncertainties associated with developing vaccines, including:

•	intense and changing governmental regulation, both foreign and domestic, and social and political considerations with respect to drug development, particularly bio-terrorism and AIDS research;

•	the fact that the anthrax and smallpox vaccine projects are in the very early stages of development and that we have only limited experience in developing vaccines and products other than AIDSVAX;

•	the uncertainty of future pre-clinical and clinical study results and the uncertainty of the timing of enrolling volunteers in vaccine trials, particularly in large scale clinical vaccine trials enrolling numerous volunteers in multiple cities and in various countries;

•	the possibility of delays in the collection of clinical trial data;

•	the uncertainty related to our manufacturing facilities, which are in an early stage of construction; and

•	various risks related to our reliance on third parties, including Genentech, Celltrion and government entities.

See the section entitled “Risk Factors” for a more detailed discussion of these risks and uncertainties.

RESULTS OF OPERATIONS

To date, we have generated $3,965,000 in revenue from a contract from NIAID to develop a new anthrax vaccine, grants from the NIH for research and development of HIV vaccines along with funds received through a collaborative agreement with BBI Biotech Research Laboratories, Inc. (“BBI Biotech”), which is funded by NIAID, to obtain and store clinical specimens from our North American/European Phase III clinical trial; and from service agreement fees from our manufacturing joint venture.

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

Revenue

Research grant and contract revenue increased from $18,000 for the three months ended March 31, 2002 to $1,112,000 for the three months ended March 31, 2003. The revenue for the three months ended March 31, 2003 primarily consisted of contract revenue with NIAID related to the completion of the first milestone in the development of a new anthrax vaccine which amounted to approximately $667,000; funds received as reimbursements under a collaborative agreement with BBI Biotech which amounted to approximately $222,000; and two Small Business Innovation Research (“SBIR”) grants that are funded by NIAID which amounted to approximately $209,000. Related party service fee revenue of $101,000 was earned as part of a service agreement with the Celltrion joint venture. Revenue earned in one period is not indicative of revenue to be earned in future periods.

Research and Development Expenses

Research and development expenses decreased 14%, from $4,657,000 for the three months ended March 31, 2002 to $4,025,000 for the three months ended March 31, 2003. The net decrease is due primarily to a reduction of $1,302,000 in expenses related to our clinical trials as a result of the completion of the North American and European clinical trial along with a decrease of $246,000 in fees paid to our licensing partner, Genentech, offset by an increase in personnel expenses of $1,011,000. The increase in personnel costs included salary and benefits expenses required to staff a regulatory and quality services organization and the staffing necessary to develop, validate and operate a manufacturing facility. Both of the organizations have been focused on the development efforts of all anthrax and smallpox programs. We expect research and development expenses to increase for the foreseeable future if we are able to advance the product candidates we are developing into clinical development and if we are able to raise necessary funds to support such programs.

General and Administrative Expenses

General and administrative expenses increased 34%, from $2,928,000 for the three months ended March 31, 2002 to $3,909,000 for the three months ended March 31, 2003. The increase was primarily due to higher spending for occupancy, personnel and insurance costs. During the third quarter of 2002, we entered into a sublease agreement to occupy an additional 50,000 square feet of space to establish a manufacturing facility and the laboratory facilities needed to support a manufacturing operation. Compensation costs increased due to the hiring of additional staff required to support the expanding infrastructure of our operations. Finally, insurance premium cost, mainly in the product liability and directors and officers liability programs, increased due to current market conditions in the insurance industry. We expect general and administrative expenses will be maintained at similar levels but will be adjusted according to the level of our research and development activity and planned operations.

Total Other Income, Net

Other income, net, consisting primarily of investment income, decreased 88%, from $602,000 for the three months ended March 31, 2002 to $73,000 for the three months ended March 31, 2003. The decrease in investment income of $403,000 was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields. The decrease was also due to the recording of an equity loss in affiliate of $128,000 for the three months ended March 31, 2003 as compared to $0 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financing requirements are for (i) capital equipment expenditures related to the manufacturing facility in South San Francisco, California; (ii) funding our day-to-day working capital requirements; and (iii) research and development costs.

Cash, cash equivalents and investment securities were $10,144,000 and our working capital position was $5,629,000 at March 31, 2003. We have financed our operations since inception primarily through capital provided by Genentech, sales of our common stock and through an issuance of convertible preferred stock. Genentech has no obligation to provide us future funding.

We completed our initial public offering in July 1999, in which we sold 3,565,000 shares of common stock resulting in net proceeds to us of approximately $41,959,000. In early 1999, we received net proceeds of $5,273,000 from private placement financing activities, which were completed prior to our initial public offering.

In December 1999, we completed a private placement of common stock with Vulcan Ventures, Inc. The funds from the private placement helped support our on-going operations along with our AIDSVAX clinical trials. The private placement consisted of approximately 2,174,000 shares of common stock, which resulted in proceeds, net of expenses, to us of approximately $24,100,000.

On May 23, 2001, we completed a preferred stock financing through which four investors paid us an aggregate of approximately $20,000,000 in consideration for 20,000 shares of our Series A Preferred Stock at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. In the event that there is no earlier conversion, we must redeem the Series A Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. We may within certain limits, pay up to 50% of such redemption price in shares of our common stock. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds to us of approximately $18,300,000. The proceeds from the Series A Preferred Stock financing have been used to develop our commercial-scale manufacturing facilities and general corporate purposes. As of March 31, 2003, 3,800 shares of Series A Preferred Stock remained outstanding.

In connection with the preferred stock financing, we issued warrants for the purchase of 297,177 shares of our common stock to our preferred stock investors. The warrants, which expire on May 23, 2006, originally had an exercise price of $25.2375 per share; however effective as of May 23, 2002, the exercise price was automatically adjusted to $14.133 per share and the number of shares issuable on exercise of the warrants increased to 530,674, in accordance to the terms of the warrants. Any future financing at a price below $14.133 would cause a further adjustment in the number of shares issuable upon exercise and the exercise price.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through March 31, 2003, our gross investment in equipment and leasehold improvements was $6,721,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratories and the establishment of office facilities. Net cash used in operating activities for the three months ended March 31, 2003 was $6,321,000, primarily representing expenditures for research and development costs and general and administrative expenses in excess of revenues from grants and contracts as compared to $5,973,000 for the three months ended March 31, 2002.

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

In 2001, we finalized a collaborative agreement with BBI Biotech, which is being funded by the NIAID, to obtain and store clinical specimens from our North American/European Phase III clinical trial of AIDSVAX. The project is being funded under a contract, which NIAID awarded BBI Biotech for seven years. Under a subcontract with BBI Biotech, we will receive a gross amount of approximately $1,730,000 to support the sample collection. We recognized $222,000 and $0 from this collaborative agreement for the three months ended March 31, 2003 and 2002, respectively.

Also in 2001, we were awarded an SBIR grant from the NIH to continue the development of a vaccine designed to prevent infection by HIV subtype C, the most widespread form of the virus, which is predominantly found in Africa, China and India. The SBIR Fast Track grant provides up to $1,131,000 for the development program. We recognized approximately $101,000 and $18,000 for the three months ended March 31, 2003 and 2002, respectively. The NIH grant will allow us to create and conduct laboratory tests of a subtype C vaccine that could be used alone in Southern Africa and India, or it could be combined with a vaccine against the B and E subtypes for other regions of the world, such as China, where all three subtypes are in circulation.

In February 2002, we and a group of South Korean investors formed a joint venture, named Celltrion, which intends to raise up to approximately $122,000,000, consisting of up to approximately $92,000,000 in cash and an in-kind investment of mammalian cell culture technology and production support valued at $30,000,000, to build and operate a facility in Incheon, South Korea. The joint venture also funded a capital contribution of $7,000,000 towards construction of a smaller facility in South San Francisco to support licensure and commercial launch of AIDSVAX. We believe that both facilities, once constructed, would be designed for commercial manufacture of biopharmaceutical products made through mammalian-cell fermentation.

As part of our investment in the joint venture, we provided mammalian cell culture technology and biologics production expertise. We currently are Celltrion’s single-largest stockholder. Although we have no further funding obligation to Celltrion, we are responsible for any additional capital equipment costs in excess of $7,000,000; and certain costs related to the validation, operation and licensure of the manufacturing facility in South San Francisco, California. The South Korean partners will provide the funding necessary to design and construct both facilities and to validate and operate the Incheon facility. After all planned rounds of financing are completed, our fully diluted ownership will be approximately 44%. As of March 31, 2003, the South Korean investors had contributed approximately $43,750,000 in cash to Celltrion of the $50,000,000 in cash that the joint venture agreement between us and Celltrion, and secured a $40,000,000 loan with a Korean bank. As a result, we currently have a 48.9% interest in the joint venture.

In September 2002, we were awarded a contract from NIAID to develop a new anthrax vaccine and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses. The period of performance of the contract is from September 30, 2002 through December 31, 2003. Under the initial phase of the NIAID contract, we will be awarded $16,200,000, upon satisfaction of certain milestones, to advance the development of a vaccine candidate initially developed by the USAMRIID. During the first quarter of 2003, we recognized a total of $667,000 in revenue related to the completion of the first contractual milestone. We will recognize revenue based on the completion of future milestones, which have been specified by NIAID. Revenues and costs (not to exceed revenues) associated with milestones which have not been substantiated through objective evidence from NAID, will be deferred on our balance sheet. As of April 2003, we received payments of approximately $1,845,000 from NIAID since the award date for this contract.

Also in September 2002, we were initially awarded a $1,000,000 task order to supply AIDSVAX B/E under an existing general contract to develop HIV vaccines for a forthcoming Phase III trial in Thailand funded by NIAID and conducted by WRAIR. There are two government options, which, if exercised, would increase the total contract award to $3,300,000. In February 2003, NIAID exercised the first option to take delivery of the first two-thirds of the vaccine supply. In April 2003, NIAID exercised their second option to take delivery of the remaining balance of the vaccine supply in September 2003. The majority of the contract award will be earned in 2003.

In October 2002, the NIH awarded us an SBIR grant to characterize the sequences of the viruses responsible for recent HIV infections. The viruses are being sequenced from blood specimens obtained from volunteers who became infected during their participation in our North American/European Phase III clinical trial and is intended to help identify Subtype B virus variants that should be included in future vaccine formulations. The grant award for the first phase of the grant is $210,000. We recognized approximately $108,000 in grant revenue for the three months ended March 31, 2003. Funding for the first year of the second phase is proposed at approximately $750,000 and we expect the grant will be awarded during the second quarter of 2003.

We believe that our existing cash and cash equivalents and investment securities, together with investment income, the funds from our existing government contracts and grants, will enable us to meet our forecasted expenditures through November 2003. However, we will need to raise additional funds to support our product development programs, other business opportunities and our general operations.

We will also need to raise additional capital if the Thai Phase III clinical trials are delayed or are more costly than currently anticipated, or if commercialization is delayed for any other reason. Our future capital requirements are also dependent on several other factors, including:

•	the progress of other internal research and development projects;

•	the timing and ability to negotiate government contracts or grants;

•	the need for leasehold improvements to facilities and the purchase of additional capital equipment;

•	the ability to attract and negotiate business development opportunities;

•	the timing of collection of accounts receivable from our government contracts and grants; and

•	the timing of revenue, from our vaccine candidates.

We cannot assure you that we will be able to raise funds when needed, or that such funds will be available on satisfactory terms. If we are unable to raise additional capital, we will have to curtail or cease operations. We will restrict additional planned activities and operations, as necessary, to sustain operations and conserve cash resources.

RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decisions regarding our common stock. Each of these risk factors could adversely affect our business, operating results and stock price.

Risks Relating to our Business

We may need to raise additional capital, and any inability to raise required funds could harm our business.

As of March 31, 2003, we had $10,144,000 of cash and cash equivalents and investment securities. We believe that our existing cash and cash equivalents and investment securities, together with investment income and funds primarily from existing government contracts and grants, will enable us to meet our forecasted expenditures through November 2003, but our existing capital resources will not be sufficient to commercialize AIDSVAX. In addition, we have based this estimate on assumptions that may prove to be wrong. In addition, our accountants have expressed doubt about our ability to continue as a going concern. Even if we are technically able to successfully develop AIDSVAX in light of our recent clinical trials, we expect additional development efforts and clinical trials will add several years to the development timeline and result in substantial additional expense. We are unable to fund these efforts with our current financial resources. As a result, we will need to obtain additional funding to support our vaccine candidates as well as to continue operations past November 2003. We do not know if additional financing will be available, at all or on acceptable terms. Any additional equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements will require us to relinquish our rights to certain technologies drug candidates or marketing territories. If we fail to raise sufficient funds, we would have to curtail or cease operations.

We depend on the award of government contracts, which involve the coordination of several government agencies, for the development of our anthrax vaccine. The process of procuring government contracts is lengthy and uncertain. If we fail to obtain future contracts to pursue advanced development of our anthrax vaccine, or provide an emergency stockpile, we may be unable to commercialize the product.

We have entered into a contract with the NIH to develop an anthrax vaccine. The contract requires us to provide a plan for how it could manufacture an emergency stockpile of at least 25 million doses. However, the contracts for advanced development and the emergency stockpile are each subject to separate awards, which we must compete for. The process of obtaining government contracts is lengthy and uncertain, and we cannot be certain that we would be awarded these contracts.

In addition, the federal government has undertaken multiple commitments to help secure improved countermeasures against bio-terrorism, including those, which might arise from the illegal use of smallpox and anthrax. The determination of when and whether a product is ready for use and large scale purchase will be made by a combination of players, including the FDA, the NIH, the CDC, and the Department of Homeland Security. In addition, President Bush has proposed and Congress is actively considering measures to speed up the review of countermeasure products by the NIH, the review process by the FDA and the final government procurement contracting authority. We cannot predict the timing of enactment of pending legislation, including Project BioShield, nor can we predict the decisions that will be made in the future by various government agencies.

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

We have limited experience in developing other types of vaccines and products, such as smallpox and anthraxvaccines, and may be unable to develop other vaccines and products, which could adversely affect our ability toexecute our business strategy, our business and our financial condition.

Part of our business strategy is to develop biologic products for the prevention and treatment of human infectious diseases. In September 2002, we were awarded a contract from NIAID to develop a new anthrax vaccine and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses. In December 2002, we entered into agreements with Kaketsuken to initiate development of Kaketsuken’s attenuated smallpox vaccine for use in the United States. We have only limited experience in developing other types of vaccines and products, so we may not be able to develop either an effective anthrax vaccine or a smallpox vaccine for use in the United States or receive the appropriate regulatory approvals to distribute either vaccine candidate in the U.S. If these development efforts fail, it could adversely affect our ability to execute our business strategy, our business and our financial condition.

Delay in completing our clinical trials could jeopardize our ability to obtain regulatory approval to marketAIDSVAX on a timely basis.

We expect to complete our Thai clinical trials in the second quarter of 2003 and announce results sometime in the second half of 2003. Completion of our clinical trial, and announcement of the results of the trial could be delayed for a variety of reasons, including:

•	lower-than-anticipated retention rate of volunteers in the trial;

•	serious adverse events related to the vaccine;

•	our principal third-party investigator may not perform our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and other third-party organizations may not perform data collection and analysis in a timely or accurate manner; or

•	different interpretations of our preclinical and clinical data, which could lead initially to inconclusive results.

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

If we fail to comply with extensive regulations enforced by domestic and foreign regulatory authorities, thecommercialization of our product candidates could be prevented or delayed.

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

•	The FDA or foreign regulators may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied.

•	The FDA or foreign regulators may require additional testing for safety and efficacy.

•	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution; for example, the FDA may approve the licenses for only high-risk populations.

•	The FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities, or may require additional clinical studies to establish the safety, purity and potency of our product candidates.

•	Even if United States regulatory approval for any product is obtained, the license will be subject to continual review, and newly discovered or developed safety or efficacy data may result in revocation of the marketing license.

•	If regulatory approval of the vaccine candidate is granted, the marketing of that vaccine would be subject to adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved or “off-label” uses.

•	We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with the FDA’s cGMPs regulations.

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

We receive funding from the U.S. Government, and in the future we may receive significant orders from the U.S.Government, if the U.S. Government fails to continue funding or purchasing products we manufacture, our businesswill be harmed.

We have received funding from the U.S. Government for the development of an anthrax vaccine. Changes in government budgets and agendas may result in future funding to be decreased and de-prioritized. Furthermore, we cannot be certain of the timing of any future funding. The failure of the U.S. Government to continue to fund our research and development programs would harm our business. Similarly, if we develop any anthrax vaccine candidate that is approved by the FDA, the U.S. Government is likely to be our largest customer for this product. The failure of the U.S. Government to place sufficient orders for this product or to place orders on a timely basis would be harmful to our future business. Even if the U.S. Government were to become a customer, we would be subject to additional governmental contract requirements, and future sales would depend, in part, on our ability to meet those requirements, certain of which may be onerous or even impossible for us to satisfy

The approval requirements of vaccines used to fight bio-terrorism are still evolving, and we cannot be certainthat any vaccines we develop, if effective, would meet these requirements.

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

Our product development efforts may not yield marketable products due to results of studies or trials, failure toachieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.

Our success depends on our ability to successfully develop and obtain regulatory approval to market new biopharmaceutical products. A significant portion of the research that we will conduct will involve new and unproven technologies. Development of a product requires substantial technical, financial and human resources even if the product is not successfully completed.

Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

•	lack of sufficient prevention benefit or unacceptable safety during preclinical studies or clinical trials;

•	failure to receive necessary regulatory approvals;

•	existence of proprietary rights of third parties; and

•	inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

We face competition from several companies with greater financial, personnel and research and developmentresources than ours.

Several of our competitors have announced that they are trying to develop an HIV vaccine and are planning, conducting or have completed Phase I or Phase II clinical trials. In addition, several of these companies are developing new drug therapies and other treatments that may mitigate the impact of the disease. Our competitors are also developing vaccine candidates for anthrax and smallpox, which would compete with the vaccine candidates we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that are:

•	more effective;

•	have fewer or less severe adverse side effects;

•	are easier to administer; or

•	are less expensive than the products or product candidates we are developing.

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

To date, we have engaged primarily in research, development and clinical testing. At March 31, 2003, we had an accumulated deficit of approximately $148,800,000. We expect to incur substantial losses in the future.

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

Even if Celltrion successfully builds its manufacturing facilities, we cannot be certain that the facilities will pass domestic or foreign regulatory approvals or be able to manufacture the vaccine candidates we are developing or third parties’ products in commercial quantities, on a cost-effective basis or at all.

In addition, the political, social and economic situation of South Korea, and the stability of the Korean peninsula as a whole, may not continue to provide an environment in which we would be able to manufacture the vaccine candidates we are developing cost-efficiently or at all. The South Korean government may impose regulations or restrictions that would make it difficult, impractical or impossible, whether economically, legally or otherwise, for us to conduct our business there. Celltrion’s manufacturing operations may expose our business to numerous risks inherent in international operations including:

•	foreign currency controls;

•	currency fluctuations;

•	trade restrictions or changes in tariffs;

•	the difficulties associated with staffing and managing international operations;

•	generally longer receivables collection periods;

•	potentially limited protection for intellectual property rights;

•	potentially adverse taxes; and

•	international conflict and war.

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

We may become subject to product liability claims, which could reduce demand for our products or result indamages that exceed our insurance limitation.

We face an inherent risk of exposure to product liability suits in connection with vaccines being tested in human clinical trials or sold commercially. We may become subject to a product liability suit if any vaccine we develop causes injury, or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from our vaccines or products. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine or product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. If a product liability claim is brought against us, the cost of defending the claim would be significant and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability insurance in the amount of $25,000,000. However, we cannot be certain that our current insurance can be maintained, or additional insurance coverage could be obtained, on acceptable terms, if at all.

Legislation limiting or restricting liability for medical products used to fight bio-terrorism is evolving, andwe cannot be certain that any such protections will apply to our vaccines or products.

Legislation relating to medical products used to fight bio-terrorism is evolving, and may enable the United States government to release and use certain medical products prior to such products obtaining FDA or other regulatory approval. According to the terms of one proposed bill, upon a declaration of emergency, the United States government may authorize the introduction and use of a qualified medical product (possibly the anthrax vaccine, currently under development with government funding, and the smallpox vaccine) prior to either such medical product obtaining FDA regulatory approval. Further, such proposed legislation provides that the United States government may elect to purchase and stockpile quantities of vaccines or products prior to receipt of regulatory approval to fight bio-terrorism. Legislation limiting or restricting liability for the use of such vaccines is evolving, and we cannot be certain that any such protections will apply to the vaccines or products developed by us. If the legislation does not provide sufficient protection, and we are not able to obtain these protections by contract, we may become subject to product liability suits and other third party claims if vaccines or products developed by us cause injury, or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from such vaccines or products. We currently have product liability insurance in the amount of $25,000,000. However, we cannot be certain that our current insurance will cover such claims, or that adequate insurance coverage can be obtained.

Political or social factors may delay or reduce revenues by delaying or impairing our ability to market AIDSVAXor any other vaccine or product.

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

Failure to hire and retain key management employees could adversely affect our ability to obtain financing,develop AIDSVAX and other products, conduct clinical trials or execute our business strategy.

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

Failure to protect our intellectual property or infringing on the intellectual property rights of others couldharm our business and cause our stock price to fall.

If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products. If we infringe the intellectual property rights of others, we may be prevented from developing or marketing AIDSVAX or other products. We rely on patent and other intellectual property protection to prevent our competitors from manufacturing and marketing AIDSVAX and other products. Our technology, including technology licensed from Genentech, will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends on our ability and Genentech’s ability, to:

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

Risks Related to the Issuance of Series A 6% Cumulative Redeemable Convertible Preferred Stock (Series A Preferred Stock) and Warrants

We may be obligated to redeem the Series A Preferred Stock, the common stock issued on exercise of the warrantsand/or the warrants at a premium to the purchase or exercise price.

On May 23, 2001 we completed a private placement in which we issued 20,000 shares of our Series A Preferred Stock and warrants to purchase common stock for aggregate proceeds of $20,000,000. As of March 31, 2003, there were 3,800 shares of Series A Preferred Stock and warrants to purchase 530,672 shares of common stock outstanding. The terms of our Series A Preferred Stock, and the warrants, give the holders the right to require us to redeem all of the outstanding Series A Preferred Stock, common stock issued on exercise of the warrants, and/or the warrants, under certain circumstances, including:

•	on May 23, 2004, with respect to the Series A Preferred Stock;

•	at a 15% premium upon a change of control; and

•	at a 20% premium if we breach certain of our obligations under the purchase agreements, if our stock is delisted or not quoted on an approved stock exchange or the Nasdaq National Market or Small Cap Market for 5 consecutive days or if we are insolvent or certain actions are taken as part of a bankruptcy proceeding.

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

If the holders of the Series A Preferred Stock and the warrants elect to have the Series A Preferred Stock andthe warrants assumed by a potential acquirer of VaxGen, or redeemed by VaxGen, the acquirer could be deterredfrom completing the acquisition.

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

We may be required to obtain the consent of the holders of Series A Preferred Stock before taking corporateactions, which could harm our business.

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

Other Risks

If we are unable to maintain our Nasdaq National Market listing, it could have a material adverse impact on our stock price, the market for our stock and our ability to raise capital.

Our common stock trades on The Nasdaq National Market. In order to continue trading on The Nasdaq National Market, we must satisfy the continued listing requirements for that market. While we are presently in compliance with the continued listing requirements, we may not be able to maintain compliance with them.

Under The Nasdaq National Market continued listing requirements, the minimum net tangible asset requirement was replaced with a minimum stockholders’ equity requirement of $10,000,000 and, if a company does not have $10,000,000 of stockholders’ equity, it is required, among other things, to maintain a minimum bid price of $1.00. At March 31, 2003, we had stockholders’ equity of $8,473,000 and, therefore, to continue trading on The Nasdaq National Market we will be required to maintain a minimum bid price of $1.00 for our common stock. If the minimum bid price for our common stock is below $1.00 for 30 consecutive trading days, we would have 90 calendar days to regain compliance. If we fail to comply with this or the other applicable continued listing requirements that became effective on November 1, 2002, our common stock may be delisted from The Nasdaq National Market.

A delisting of our common stock from The Nasdaq National Market would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, which could materially harm our business.

If we are delisted from the Nasdaq National Market, we will also face a variety of legal consequences that will likely negatively affect our business including, without limitation, the following:

•	we may lose our exemption from the provisions of Section 2115 of the California Corporations Code, which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (1) our stockholders would be entitled to cumulative voting, and (2) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions;

•	the state securities law exemptions available to us would be more limited and, as a result, future issuances of our securities may require time-consuming and costly registration statements and qualifications; and

•	due to the application of different securities law exemptions and provisions, we may be required to amend our stock option and stock purchase plans and comply with time-consuming and costly administrative procedures.

Our stock price may be volatile, and your investment in our stock could decline in value.

The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in clinical trials;

•	delays in our product development efforts;

•	failure to win future government contracts for anthrax or smallpox;

•	real or perceived safety issues with any of our vaccine candidates;

•	delays in completion of our manufacturing facilities in South Korea and the U.S.;

•	changes in financial estimates by securities analysts;

•	rumors about our business prospects, product development efforts or clinical trials;

•	new products or services offered by us or our competitors or announcements relating to product developments by our competitors;

•	issuances of debt or equity securities;

•	sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants and conversion of the Series A Preferred Stock; and

•	other events or factors, many of which are beyond our control.

22

In addition, the stock market in general, and The Nasdaq National Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U.S. Government, Federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At March 31, 2003, we held government debt instruments and corporate obligations in the principal amount of $8,570,000. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2003, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand’s currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. For the three months ended March 31, 2003, we have incurred no foreign exchange gains or losses.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph above.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2003 a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and President Donald P. Francis, M.D. The plaintiff seeks to represent a class of persons who purchased the Company’s securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and the Company’s future manufacturing and marketing plans. Management believes the Company has strong defenses and intends to defend the action vigorously.

Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. The Company expects that these complaints will eventually be consolidated into a single action. Management believes the Company has strong defenses and intends to defend the action vigorously.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action no. CIV 430087, and MacDonald v. Allen, et al., civil action no. CIV 430088. Named as defendants in both actions are Company directors Lance K. Gordon, Donald P. Francis. M.D., Phillip W. Berman, David W. Beier, Randall L-W. Caudill, Stephen C. Francis and William D. Young. Also named as defendants are Paul Allen and Vulcan Ventures, Inc. The allegations of these complaints mirror those contained in the class action, and plaintiffs allege as well that Mr. Allen and Vulcan Ventures sold shares of the company’s stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of the Company, assert claims against all defendants for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment, and against Mr. Allen and Vulcan Ventures for breach of fiduciary duty and insider trading. Management believes the Company has strong defenses and intends to defend the action vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K: The following exhibits are filed as part of this report:

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of	S-8	333-84922	3-26-02	4.1
	Incorporation.
3.2	Amendment to the Amended and	S-8	333-84922	3-26-02	4.3
	Restated Certificate of Incorporation.
3.3	Amended and Restated Bylaws	S-1	333-78065	6-11-99	3.2
4.1	Reference is made to
	Exhibits 3.1, 3.2 and 3.3.
4.2	Certificate of Designations, Rights	S-8	333-84922	3-26-02	4.2
	and Preferences of Series A 6%
	Cumulative Convertible Preferred Stock.
4.3	Securities Purchase Agreement by	8-K	000-26483	5-24-01	10.1
	and among Registrant and Certain
	Stockholders.
4.4	Registrant Rights Agreement by and	8-K	000-26483	5-24-01	10.2
	among Registrant and Certain
	Stockholders.
4.5	Form of Common Stock Purchase	8-K	000-26483	5-24-01	4.1
	Warrant.
99.1	Certification					X

(b) Reports on Form 8-K:

A current report on Form 8-K, dated February 4, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had announced that Michel Greco, former deputy CEO and board member of Aventis Pasteur, has joined VaxGen’s Board of Directors.

A current report on Form 8-K, dated February 13, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 the press release announcing our fourth quarter and year ended December 31, 2002 financial results.

A current report on Form 8-K, dated February 24, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had announced initial results from the first of our three-year, multi-national, randomized, double-blind, placebo-controlled Phase III trials of AIDSVAX (rgp120) to prevent HIV infection. The study did not show a statistically significant reduction of HIV infection within the study population as a whole, which was the primary endpoint of the trial. However, the study did show a statistically significant reduction of HIV infection in certain vaccinated groups.

A current report on Form 8-K, dated February 28, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had issued a statement that our analysis of data from the Phase III clinical trial of AIDSVAX B/B followed a statistical analysis plan that was agreed on in advance with the U.S. Food and Drug Administration.

A current report on Form 8-K, dated March 13, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had announced that the Company’s CEO Lance K. Gordon, Ph.D., will provide updated guidance regarding expected cash and revenue from grants and contracts.

A current report on Form 8-K, dated March 19, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that on March 17, 2003 a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.

Dated: May 15, 2003	By: /s/ Carter A. Lee —————————————— Carter A. Lee Senior Vice President Finance & Administration (Principal Financial Officer)

28

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

/s/ Lance K. Gordon ————————————————— Lance K. Gordon, Chief Executive Officer

29

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

/s/ Carter A. Lee ————————————————— Carter A. Lee Senior Vice President Finance & Administration Principal Financial Officer

30