Form 10-Q
period 2003-06-30
VAXGEN INC
filed 2003-08-18
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
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

The issuer has one class of common stock with 20,479,472 shares outstanding as of August 1, 2003.

VaxGen, Inc.

Form 10-Q

For the Quarter Ended June 30, 2003

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED CONDSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 7,894,000	$ 4,449,000
Investment securities	6,705,000	13,572,000
Accounts receivable	516,000	1,302,000
Accounts receivable – related party	392,000	440,000
Deferred costs	946,000	1,379,000
Prepaid expenses and other current assets	494,000	1,765,000

Total current assets	16,947,000	22,907,000

Property and equipment, net	13,541,000	3,309,000
Restricted cash	1,039,000	1,033,000
Investment in affiliate	—	268,000
Employee loans receivable	135,000	135,000
Other assets	400,000	385,000

Total assets	$ 32,062,000	$ 28,037,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to Genentech	$ 1,670,000	$ 1,900,000
Accounts payable	1,598,000	595,000
Accrued clinical trial expenses	—	2,455,000
Accrued liabilities	1,855,000	3,705,000
Deferred revenues	3,348,000	917,000
Current portion of long-term obligations	7,000	15,000

Total current liabilities	8,478,000	9,587,000
Minority interest of subsidiary	5,759,000	—
Deferred rent	572,000	606,000
Redeemable convertible preferred stock, $0.01 par
value, 20,500 shares authorized:
Series A 6% cumulative, $0.01 par value,
585 and 3,800 shares issued and outstanding at June 30,
2003 and December 31, 2002, respectively (liquidation
preference of $585,000 and $3,800,000 at June 30,
2003 and December 31, 2002, respectively)	540,000	3,349,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares
authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized;
20,479,472 and 15,777,064 shares issued and outstanding
at June 30, 2003 and December 31, 2002, respectively	204,000	157,000
Additional paid-in capital	172,785,000	156,117,000
Deferred stock compensation	(29,000)	(94,000)
Accumulated other comprehensive income –
unrealized gain on investment securities	52,000	298,000
Deficit accumulated during the development stage	(156,299,000)	(141,983,000)

Total stockholders’ equity	16,713,000	14,495,000

Total liabilities and stockholders’ equity	$ 32,062,000	$ 28,037,000

See accompanying notes to condensed consolidated financial statements. 2

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from Inception (November 27, 1995) through June 30,
	2003	2002	2003	2002	2003
Revenue:
Research grant and contract revenue	$ 2,565,000	$ 220,000	$ 3,677,000	$ 238,000	$ 5,902,000
Related party services revenue	206,000	—	307,000	—	834,000

Total revenues	2,771,000	220,000	3,984,000	238,000	6,736,000
Operating expenses:
Research and development:
Genentech charges	692,000	1,000	1,052,000	607,000	14,143,000
Other	4,644,000	4,298,000	8,309,000	8,349,000	81,073,000

Total research and development	5,336,000	4,299,000	9,361,000	8,956,000	95,216,000
General and administrative expenses	4,616,000	3,141,000	9,071,000	6,069,000	64,754,000

Loss from operations	(7,181,000)	(7,220,000)	(14,448,000)	(14,787,000)	(153,234,000)
Other income (expense):
Investment income	176,000	559,000	379,000	1,163,000	13,678,000
Interest expense	—	(2,000)	—	(4,000)	(92,000)
Equity in loss of affiliate	—	—	—	—	(11,000)

Total other income, net	176,000	557,000	379,000	1,159,000	13,575,000

Net loss before minority interest	(7,005,000)	(6,663,000)	(14,069,000)	(13,628,000)	(139,659,000)

Minority interest in subsidiary losses	500,000	—	909,000	—	909,000

Net loss	(6,505,000)	(6,663,000)	(13,160,000)	(13,628,000)	(138,750,000)
Charges related to convertible
preferred stock:
Dividends	(46,000)	(303,000)	(103,000)	(603,000)	(1,933,000)
Accretion to redemption value	(80,000)	(433,000)	(160,000)	(867,000)	(2,928,000)
Beneficial conversion charge	(893,000)	—	(893,000)	—	(12,688,000)

Net loss applicable to common
stockholders	$(7,524,000)	$(7,399,000)	$(14,316,000)	$(15,098,000)	$(156,299,000)

Basic and diluted loss per share
applicable to common
stockholders	$ (0.43)	$ (0.52)	$ (0.86)	$ (1.05)
Weighted average shares used in
computing basic and diluted
loss per share	17,358,000	14,343,000	16,606,000	14,331,000

See accompanying notes to condensed consolidated financial statements. 3

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,		Period from Inception (November 27, 1995) through June 30, 2003
	2003	2002
Net loss	$(13,160,000)	$(13,628,000)	$(138,750,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Minority interest in subsidiary losses	(909,000)	—	(909,000)
Depreciation and amortization	593,000	468,000	3,852,000
Amortization of premiums and
discounts on investment securities	(51,000)	(548,000)	(815,000)
Stock compensation expense	281,000	376,000	15,568,000
Bad debt reserve	—	—	487,000
Warrants issued to consultants	—	—	363,000
Equity in loss of affiliate	—	—	11,000
Changes in assets and liabilities:
Accounts receivable	834,000	—	(908,000)
Deferred costs	433,000	—	(946,000)
Prepaid expenses and other current assets	1,271,000	424,000	(1,396,000)
Restricted cash	(6,000)	—	(1,039,000)
Employee loans receivable	—	(80,000)	(135,000)
Other assets	(16,000)	—	(290,000)
Payable to Genentech	(230,000)	546,000	1,670,000
Deferred revenues	2,431,000	—	3,348,000
Deferred rent	(34,000)	—	572,000
Accounts payable, accrued liabilities
and other long-term obligations	(3,551,000)	281,000	3,519,000

Net cash used in operating activities	(12,114,000)	(12,161,000)	(115,798,000)
Cash flows from investing activities:
Purchase of investment securities	(4,614,000)	(5,348,000)	(185,888,000)
Proceeds from sale and maturities of
investment securities	11,286,000	14,202,000	180,050,000
Purchase of property and equipment	(699,000)	(716,000)	(7,120,000)
Long-term lease deposits	—	—	(120,000)
Acquisition of affiliate, net of cash acquired	(2,941,000)	—	(3,220,000)

Net cash provided by (used in) investing activities	3,032,000	8,138,000	(16,298,000)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	18,342,000
Payments under capital lease obligations	(8,000)	(30,000)	(131,000)
Proceeds from issuance of common stock, net of issuance
costs	11,685,000	—	115,645,000
Return of capital on redeemable convertible preferred stock	—	(225,000)	(300,000)
Exercise of employee stock options	633,000	198,000	4,841,000
Employee stock purchase plan	235,000	109,000	611,000
Loans from Genentech	—	—	1,000,000
Cash payment of dividends	(18,000)	—	(18,000)

Net cash provided by financing activities	12,527,000	52,000	139,990,000

4

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six months ended June 30,		Period from Inception (November 27, 1995) through June 30, 2003
	2003	2002
Increase (decrease) in cash and cash equivalents	3,445,000	(3,971,000)	7,894,000
Cash and cash equivalents at beginning of period	4,449,000	7,499,000	—

Cash and cash equivalents at end of period	$7,894,000	$ 3,528,000	$ 7,894,000

Supplemental schedule of non cash
investing and financing activities:
Dividends paid/accrued to redeemable convertible preferred
stockholders through the issuance of common stock	$ 85,000	$ 603,000	$ 1,915,000
Accretion of redemption value of redeemable
convertible preferred stock	160,000	867,000	2,928,000
Recognition of beneficial conversion feature
of redeemable convertible preferred stock	893,000	—	12,688,000
Recognition of fair value of common stock warrants issued
with redeemable convertible preferred stock	—	—	3,507,000
Conversion of redeemable convertible preferred stock
into common stock	3,299,000	—	19,499,000
Reclassification of unaccreted portion of financing costs
and fair value of warrants from preferred stock to
equity upon conversion	246,000	—	2,491,000
Equipment acquired through capital leases	—	—	138,000
Issuance of stock through conversion of
Genentech note payable	—	—	1,000,000
Note receivable partially settled by
severance obligation	—	—	406,000

See accompanying notes to condensed consolidated financial statements. 5

VaxGen, Inc.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
June 30, 2003
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of VaxGen, Inc. (a development stage enterprise) (“VaxGen”, “We”, or “the Company”) included herein have been prepared by VaxGen pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of VaxGen’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading these condensed consolidated financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the operating results for the full year.

The condensed consolidated financial statements include the accounts of VaxGen and, in 2003, its consolidated subsidiary, VaxGen-Celltrion, Inc (“VCI”), (see Note 6). VaxGen owns less than 100% of VCI; therefore VaxGen records minority interest in the condensed consolidated financial statements to account for the ownership interest of the minority owner. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have presented the condensed consolidated financial statements on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we may not be able to continue our operations because we have experienced significant operating losses, which we expect, will continue, and have insufficient sources of funding for our operations. In order for us to remain a going concern we will require significant additional funding in the near term. We are exploring opportunities to raise capital through equity offerings, strategic alliances and other financing vehicles. However, there can be no assurance that any such additional financing will be available to us on the terms that we deem acceptable, if at all. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. We expect the cash and cash equivalents at June 30, 2003, will be sufficient to fund operations according to our current plan through the first quarter of 2004. External cash requirements are expected to be lower during the last half of 2003 because of anticipated revenues from our contract with the National Institutes of Health (“NIH”) related to the development of an anthrax vaccine and other revenue sources. Should management’s plan not develop as anticipated, we will restrict additional planned activities and operations, as necessary, to sustain operations and conserve cash resources.

Use of estimates and reclassifications

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to investments; bad debts; grant revenue arrangements; restructuring; and litigation and other contingencies. VaxGen bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

VaxGen, prior to filing its financial statements on Form 10-Q, publicly releases an unaudited condensed consolidated balance sheet and statement of operations. Between the date of VaxGen’s earnings release and the filing of its Form 10-Q, reclassifications and adjustments may be required. The condensed consolidated statements of operations for the three and six month periods ended June 30, 2003 reflect adjustments to other income, net, minority interest in subsidiary losses, and charges attributable to redeemable convertible preferred stock made subsequent to the earnings release. The cumulative effect of these adjustments was a decrease in net loss applicable to common stockholders, basic and diluted, for the three and six month periods ended June 30, 2003 of $11,000 and $120,000 respectively. The effect of these adjustments upon basic and diluted loss per share applicable to common stockholders for the three and six month periods ended June 30, 2003 was $0.00 and $0.01 respectively.

Accounting for Asset Retirement Obligations

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The adoption of SFAS No. 143 did not have a material effect on our financial condition or results of operations.

New accounting pronouncements

In May 2003 the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how companies classify and measure certain financial instruments. SFAS No. 150 requires that companies classify financial instruments that fall within the scope of the statement as liabilities. We plan to adopt SFAS No. 150 in the third quarter of 2003 and we anticipate that, as a result of our adoption of SFAS No. 150, we will classify our redeemable convertible preferred stock as a liability.

2. Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123” (“SFAS No. 148”), which require compensation expense to be disclosed based on the fair value of the options granted at the date of the grant. If we had accounted for our stock based compensation plans using a fair-value-based method in accordance with SFAS No. 123, our net loss and net loss per share would approximate the pro forma amounts indicated in the following table:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders – as reported	$(7,524,000)	$(7,399,000)	$(14,316,000)	$(15,098,000)
Add: Stock-based employee compensation expense
included in reported net loss, net of related tax effects	143,000	173,000	281,000	376,000
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(1,582,000)	(1,656,000)	(3,162,000)	(2,969,000)

Net loss applicable to common stockholders – pro forma	$(8,963,000)	$(8,882,000)	$(17,197,000)	$(17,691,000

Loss per share – basic and diluted, as reported	$ (0.43)	$ (0.52)	$ (0.86)	$ (1.05)
Loss per share – basic and diluted, pro forma	$ (0.52)	$ (0.62)	$ (1.04)	$ (1.23)

3. Loss per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of shares of common stock outstanding for the period. Potential shares of common stock include dilutive shares issuable upon the exercise of outstanding options to purchase shares of common stock, warrants to purchase shares of common stock, and shares of our Series A 6% cumulative convertible preferred stock, which are listed below assuming that the shares of the convertible preferred stock converted into shares of our common stock. For all periods presented, such potential shares of common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include:

	June 30,
	2003	2002
Options to purchase common stock	3,170,432	2,702,646
Warrants to purchase common stock	1,021,302	950,762
Convertible preferred stock	203,833	861,383

Total	4,395,567	4,514,791

7

Weighted average exercise prices for excluded options and warrants were $11.54 and $12.45 at June 30, 2003 and 2002, respectively.

4. Redeemable Convertible Preferred Stock Financing

The Company entered into a Securities Purchase Agreement dated as of May 23, 2001 with four investors, whereby the Company received approximately $20,000,000 in consideration for the sale of 20,000 shares of the Company’s Series A 6% Cumulative Convertible Preferred Stock (“Preferred Stock”) and the issuance of Common Stock Purchase Warrants described below. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds of approximately $18,300,000. These proceeds were used to prepare the Company’s HIV/AIDS vaccine, AIDSVAX, for commercial-scale manufacturing as well as for the development of new adjuvants and for general corporate purposes. As of June 30, 2003, 585 shares of Preferred Stock were outstanding, which are convertible into 203,833 shares of common stock.

A summary of the significant terms of the Preferred Stock financing are as follows:

Conversion

Each share of Preferred Stock can be converted into common stock at the option of the holder at any time after issuance according to a conversion ratio, subject to adjustment for dilution or certain equity adjustments. The initial conversion ratio is determined by dividing the liquidation value ($1,000 per share plus accrued dividends) by the original conversion price of $23.2185 per share then multiplied by the number of shares to be converted. During the fourth quarter of 2002, one of the holders of Preferred Stock exercised a warrant, which had the effect, under the anti-dilution provisions applicable to the Preferred Stock, of reducing the conversion price of the Preferred Stock to $14.133. During the fourth quarter of 2002, two investors converted a total of 16,200 shares of Preferred Stock in exchange for 1,172,436 shares of common stock, which included shares issued for accrued but unpaid dividends. In the second quarter of 2003, the Company sold 1,742,160 newly issued shares of VaxGen’s common stock to a single institutional investor at a price of $2.87 per share. This transaction had the effect, under the anti-dilution provisions applicable to the Preferred Stock, of reducing the conversion price of the Preferred Stock to $2.87. During the second quarter of 2003, three investors converted 3,215 shares in the aggregate of Preferred Stock in exchange for 1,149,758 shares of common stock, which included shares issued for accrued but unpaid dividends.

The Company may also force conversion of the Preferred Stock into common stock if the weighted average price per share of our stock for at least 20 out of 30 consecutive trading days equals or exceeds $24.73.

Redemption

In the event that there is no earlier conversion, the Company must redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. The Company may, within certain limits, pay up to 50% of such redemption price in shares of the Company’s common stock.

The Company accounts for the difference between the carrying amount of redeemable preferred stock and the redemption amount by increasing the carrying amount for periodic accretion, so that the carrying amount will equal the redemption amount at the scheduled redemption date. The accretion of the redemption value of the Preferred Stock for the six months ended June 30, 2003 and 2002 was $406,000 and $867,000, respectively.

Dividends

Each share of Preferred Stock is entitled to receive annual dividends of 6% payable on June 30 and December 31, beginning on December 31, 2001. If not paid within five days of either such date, the dividend will accumulate and compound. Payment may be made in cash or in shares of common stock at the Company’s option. Payment on December 31, 2001 was made in 65,253 shares of common stock. During 2002, payment was made in 114,300 shares of common stock, along with an additional 26,182 shares of common stock that were paid upon conversion for accrued but unpaid dividends. During the first six months of 2003, payment was made in cash for $18,000 along with 29,549 shares of common stock that were paid upon conversion for accrued but unpaid dividends. Net loss applicable to common stockholders for the six months ended June 30, 2003 and 2002 included non-cash charges of $85,000 and $603,000, respectively, for Preferred Stock dividends.

Voting

Each share of Preferred Stock has voting rights equal to the number of shares of common stock into which it is convertible on the record date of the vote, provided that, for voting purposes, in no event shall the conversion price be deemed to be less than $19.824 per share.

Liquidation

In the event of liquidation, dissolution or winding up of the Company, either voluntary or involuntary, each holder of shares of Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders and prior to any distribution to holders of common stock, $1,000 per share plus accrued dividends.

Common Stock Purchase Warrants

In connection with the Preferred Stock financing, the Company issued Common Stock Purchase Warrants (the “Warrants”) initially for the purchase of 297,177 shares of common stock to the Preferred Stock investors. The Warrants, which expire on May 23, 2006, originally had an exercise price of $25.2375 per share; however, effective as of June 5, 2003, the exercise price was automatically adjusted to $12.324 per share and the number of shares issuable on exercise of the warrants increased to 608,568, in accordance with the terms of the Warrants.

The Company valued the Warrants at $11.80 per share, resulting in a total value of approximately $3,500,000. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to additional paid-in-capital. The fair value of the Warrants was calculated using the Black-Scholes model. The discount is being amortized over three years, and accordingly, net loss to common stockholders for the six months ended June 30, 2003 and 2002 reflected non-cash charges of $160,000 and $867,000 respectively. As a result of the conversions of Preferred Stock in the second quarter of 2003, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the Warrants as a charge to equity upon conversion. The charge to equity amounted to $246,000.

Effect of Beneficial Conversion Feature

The Company’s Preferred Stock was issued with a beneficial conversion feature, which was valued at $734,000. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as an in-substance dividend to the preferred stockholders, which increases the net loss applicable to common stockholders.

As noted above, one of the holders of Preferred Stock exercised a warrant, which had the effect, under the anti-dilution provisions applicable to the Preferred Stock, of reducing the conversion price of the Preferred Stock to $14.133. The reduction in conversion price resulted in an additional 553,044 shares of common stock issuable upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature in accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The contingent beneficial conversion feature was measured by multiplying the incremental shares by the fair value of the Company’s common stock on the commitment date of May 23, 2001. The fair value of the Company’s common stock on the commitment date was $20.00 per share. Accordingly, the Company recorded a contingent beneficial conversion feature in the amount of $11,061,000 in the fourth quarter of 2002. The contingent beneficial conversion feature was treated as a deemed dividend to preferred stockholders.

In connection with a private placement financing which closed in the second quarter of 2003 the conversion price of the Preferred Stock was further reduced, from $14.133 to $2.87. This further reduction in conversion price resulted in an additional 1,055,298 shares of common stock issuable upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature as described above. Accordingly, the Company recorded a contingent beneficial conversion feature in the amount of $893,000 in the second quarter of 2003. The contingent beneficial conversion feature was treated as a deemed dividend to preferred stockholders.

5. Anthrax Contract

In September 2002, the Company was awarded a contract from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a new anthrax vaccine candidate and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses of the vaccine. The current period of performance of the contract is from September 30, 2002 through December 31, 2003. Under the initial phase of the NIAID contract, the Company expects to be awarded, upon satisfaction of certain milestones, approximately $16,200,000. During the six months ended June 30, 2003, the Company recognized a total of $2,558,000 in revenue related to the completion of the first and second contractual milestones. The Company will recognize revenue based on the completion of future milestones, which have been specified by NIAID. Revenues and costs (not to exceed revenues) associated with milestones which have not been substantiated through objective evidence of completion from NIAID, will be deferred on the balance sheet. At June 30, 2003, the Company had $946,000 of deferred costs and $3,348,000 of deferred revenues related to this contract.

6. Celltrion Joint Venture

In February 2002, the Company and a group of South Korean investors formed a joint venture, named Celltrion, which intends to raise up to approximately $122,000,000, consisting of up to approximately $92,000,000 in cash and an in-kind investment of mammalian cell culture technology and know-how valued at $30,000,000, to build and operate a manufacturing facility in Incheon, South Korea.

As of June 30, 2003, the South Korean investors had contributed approximately $43,750,000 in cash to Celltrion of the $50,000,000 in cash that the joint venture agreement between Celltrion and the Company requires to have been funded by the end of August 2002, and secured a $40,000,000 loan with a Korean bank. As a result of the in-kind investment of mammalian cell culture technology and know-how, the Company currently has a 47.8% interest in Celltrion, although if funding is completed as intended, our interest will be approximately 44%. In the event that AIDSVAX is ultimately licensed for commercial use and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to the Company. Celltrion may also be used to manufacture other products that VaxGen may develop in the future or products from third parties. The Company accounts for its investment in Celltrion using the equity method of accounting. The Company does not own a majority of the voting its nor will it be the primary beneficiary of the Joint Venture.

Under the terms of the joint venture agreement, Celltrion is obligated to invest $7,000,000 to capitalize a new corporation, VaxGen-Celltrion, Inc. (“VCI”), and Celltrion will initially be the sole shareholder of VCI, receiving seven million shares of common stock in exchange for its $7,000,000 capital contribution. The funding of the $7,000,000 capital contribution was completed in December 2002. The capitalization of VCI has been used to design and construct the manufacturing facility adjacent to VaxGen’s research facility in South San Francisco, California. The Company plans to use this facility to manufacture its anthrax vaccine if it is awarded a U.S. Government contract to produce an emergency stockpile of the vaccine. The Company will supervise the design and construction of this manufacturing facility and is responsible for all costs relating to capital expenditures, validation, operation and licensure of the facility in excess of the original $7,000,000 contribution by Celltrion. For every dollar expended by the Company in connection with capital expenditures, validation, operation and licensure of the facility in excess of the original $7,000,000 contribution by Celltrion, VCI will issue to the Company one share of VCI common stock.

Through the first quarter of 2003, the Company accounted for its investment in VCI using the equity method of accounting. As a result of the Company's ongoing investment in VCI, its ownership percentage of VCI increased to approximately 45% as of June 30, 2003. During the quarter ended June 30, 2003, the Company, as a result of its increasing direct ownership interest in the equity of VCI, combined with its primary beneficiary status, determined that the financial position and results of operations of VCI are required to be consolidated with the financial statements of the Company. Accordingly, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2003 reflect the consolidated results of VaxGen and VCI, effective from January 1, 2003 going forward. All material intercompany balances and transactions have been eliminated in consolidation.

7. Related Party Transactions

As of June 30, 2003, the Company had loans outstanding to two executive officers in the amount of $135,000. In May 2002, an executive received a non-interest bearing loan in the amount of $80,000. The loan per the executive’s employment agreement will be forgiven at the rate of 25% per year for each of the first four full years of the executive’s employment with the Company. In August 2000, an executive received a non-interest bearing loan in the amount of $55,000. Both loans were made to assist in the purchase of residences in connection with employment-related relocations.

8. Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss	$(6,505,000)	$(6,663,000)	$(13,160,000)	$(13,628,000)
Net unrealized gains (losses) on
investment securities	(134,000)	77,000	(246,000)	(382,000)

Comprehensive loss	$(6,639,000)	$(6,586,000)	$(13,406,000)	$(14,010,000)

10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include without limitation projections as to the timing or amount of future revenues or expenses, statements regarding our expectations and beliefs about our ability to raise additional capital to finance our operations, forecasts regarding the length of time current cash resources will enable us to continue our operations in the absence of additional financing, the timing of completion and announcement of the results of our Thai Phase III clinical trial of AIDSVAX, the timing and progress of completion of our anthrax, smallpox or HIV/AIDS vaccine candidates, the timing and amount of any government awards relating to an anthrax vaccine, our ability to obtain additional financing from private sources, from governmental agencies or from philanthropic organizations to continue to develop AIDSVAX and Celltrion’s ability to complete construction of its manufacturing facilities and its ability to manufacture biopharmaceutical products. Reference should be made to the section of this report entitled “Risk Factors,” and to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003 under the heading “Business,” for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake and specifically decline any obligation to update or to publicly announce the results of any revisions to these forward-looking statements to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our operating results and financial condition is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. While we believe our estimates, judgments, and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

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

In addition, we adopted the guidance provided by the SEC, which addresses the proper recognition of service revenue based upon output measures. We believe that this is the appropriate treatment of our contract with the NIH to develop a new anthrax vaccine. Under this arrangement we deferred revenues and expenses on our balance sheet until we are able to provide objective evidence that we have attained the specified milestones established by the NIH. Costs are deferred only to the extent of expected revenues. At June 30, 2003, we had $946,000 of deferred costs and $3,348,000 of deferred revenues related to this agreement.

Investment in Celltrion and VCI

We account for our investment in Celltrion using the equity method of accounting. We do not own a majority of the voting stock nor will we be the primary beneficiary of the joint venture. Since the historical cost of the non-monetary assets that we contributed is zero, there is no investment in Celltrion recorded on our balance sheet. Additionally, because we have no further funding obligation to Celltrion we will not pick up equity in earnings (loss) of Celltrion until such time that losses previously not recognized have been recovered.

Through the first quarter of 2003, we accounted for our investment in VCI using the equity method of accounting. As a result of our ongoing investment in VCI, our ownership percentage of VCI increased to approximately 45% as of June 30, 2003. During the quarter ended June 30, 2003, the Company, as a result of its increasing direct ownership interest in the equity of VCI, combined with its primary beneficiary status, determined that the financial position and results of operations of VCI are required to be consolidated with the financial statements of the Company. Accordingly, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2003 reflect the consolidated results of VaxGen and VCI, effective from January 1, 2003 going forward. All material intercompany balances and transactions have been eliminated in consolidation.

Valuation of Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. Specific potential indicators of impairment include:

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

OVERVIEW

In November 1995, VaxGen was formed to continue development of AIDSVAX, a preventive vaccine candidate against HIV/AIDS. At that time, Genentech, Inc. (“Genentech”) licensed to us the technology necessary for completing development and commercialization of AIDSVAX under a license agreement. As of August 1, 2003, Genentech owned approximately 7% of our outstanding common stock.

Until 2002, our work was focused on developing and testing AIDSVAX. We have since broadened our operations with the formation of Celltrion and the initiation of programs to develop preventive vaccines against anthrax and smallpox.

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

In October 1999, we completed the initial inoculation and enrollment of over 5,400 trial volunteers for the North American/European Phase III clinical trial, which was conducted in 59 clinical centers and completed the clinical trial as planned in December 2002. On February 24, 2003, we announced that the study did not show a statistically significant reduction of HIV within the study population as a whole, which was the primary endpoint of the trial. Although we intend to continue analyzing data from this trial and to complete a second Phase III trial in Thailand, any additional development of AIDSVAX will depend on whether we obtain funding from sources such as governmental agencies and philanthropic organizations. Beginning in April 2003, NIAID and the Centers for Disease Control and Prevention (“CDC”) have been supporting a series of meetings with us to examine data from the trial to independently determine if any further government supported research and development are warranted. We cannot be certain whether or when we will obtain additional funding to continue to develop AIDSVAX.

In August 2000, we completed the initial inoculation and enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok. We completed the fieldwork for this trial during the second quarter of 2003 and expect to announce clinical results during the fourth quarter of 2003. We will not know the results from the clinical trial until we unblind the data immediately prior to public announcement. As occurred with our North American/European trial, the Thai trial may fail to achieve its primary endpoint. If the trial fails to achieve its primary endpoint, we may discontinue developing AIDSVAX. The U.S. Food and Drug Administration (“FDA”) has designated our HIV/AIDS vaccine candidates Fast Track Products for the prevention of HIV infection. The Fast Track designation could enable more rapid regulatory review of AIDSVAX if and when we submit a Biologics License Application (“BLA”). We are required under our license with Genetech to submit a BLA for AIDSVAX by May 2006. If we fail to do so or otherwise are unable to extend this date, Genentech may terminate our license agreement or convert the license to a non-exclusive license.

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, called Celltrion, to build and operate a manufacturing facility in Incheon, South Korea. As our part of the investment in the joint venture, we are providing mammalian cell culture technology and biologics production expertise. Celltrion contributed funds to a subsidiary for the purpose of funding the first $7,000,000 of construction cost for a smaller manufacturing facility adjacent to our research facility in South San Francisco, California. This smaller facility was originally intended to support the licensure and commercial launch of AIDSVAX, if the North American and European clinical trial was successful, but is also designed to support the manufacture of other biopharmaceutical products, including our anthrax vaccine candidate or products from third parties. In the event that AIDSVAX is proven successful and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to us. However, in the event that we abandon the development of AIDSVAX, we believe the Incheon facility could be used to manufacture other biopharmaceutical products, in which we would share in the profits based on our percentage ownership. After all rounds of financing are complete, our fully-diluted ownership of the joint venture will be approximately 44%. Although we have no further funding obligation to Celltrion, we are responsible for certain future costs related to capital expenditures, validation, operation and licensure of the manufacturing facility in South San Francisco, California in excess of Celltrion’s original $7,000,000 investment. At the end of each calendar year, VCI will issue to us one share of VCI common stock for every dollar expended by us in connection with capital expenditures, validation, operation and licensure of the facility in excess of the original $7,000,000 contribution by Celltrion. To date, our investment in VCI is $5,662,000.

In September 2002, we were awarded a contract from NIAID to develop a new anthrax vaccine candidate and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses of the vaccine. The current period of performance of the contract is from September 30, 2002 through December 31, 2003. The goal of the government contract is to develop a modern vaccine that proves to be safe in humans, efficacious in animal challenge studies and requires no more than three injections. Under the initial phase of the NIAID contract, we expect to be awarded, upon satisfaction of certain milestones, approximately $16,200,000 to advance the development of a vaccine candidate initially developed by the USAMRIID. If results from the Phase I clinical trial are positive, NIAID may elect, at least 60 days prior to December 31, 2003, to extend the contract. If the contract were to be extended, we would be eligible for an additional contract award of approximately $15,000,000 beginning in late 2003 and running through 2007 as a continuation of the current contract to support a Phase II clinical trial. Performance under the current contract may position us to be awarded additional contracts expected to be awarded in 2003 to advance the product development of an anthrax vaccine; conduct a large-scale Phase II clinical trial; and manufacture an emergency stockpile of anthrax vaccine under an Investigational New Drug Application (“IND”). Our current business plan is highly dependent on our ability to win these additional contracts, and we cannot be certain whether we will be awarded any additional contracts or the timing of any such awards. If we fail to obtain the next contract to advance the development of our vaccine, we may be unable to raise additional funds to continue development of our other product candidates and fund operations.

Also in September 2002, we were awarded a $1,000,000 task order to provide AIDSVAX under a supply contract to develop HIV vaccines for a forthcoming Phase III trial in Thailand funded by the NIH and conducted by the Walter Reed Army Institute of Research (“WRAIR”). The majority of the contract award will be earned in 2003. There were two government options that, when exercised, would increase the contract award to a total of $3,300,000. In February 2003, NIAID exercised the first option to take delivery of the first two-thirds of the vaccine supply. In April 2003, NIAID exercised their second option for the remaining balance. The start date of the clinical trial has been delayed due to matters outside of our control, but is now currently scheduled to begin enrolling volunteers during the fourth quarter of 2003 and will combine our AIDSVAX B/E vaccine with ALVAC, an HIV vaccine candidate being developed by Aventis Pasteur.

In December 2002, we announced that we and Chemo-Sero-Therapeutic Research Institute (“Kaketsuken”) of Kumamoto, Japan, entered into initial agreement that allows us to begin development of Kaketsuken’s attenuated smallpox vaccine, LC16-Kaketsuken, for use in the United States, subject to approval by the FDA. We believe, that the vaccine, which was licensed in Japan in 1980, will have a better safety profile, yet be equally effective, compared to smallpox vaccines available in the United States or elsewhere. We are currently in negotiations with Kaketsuken to define the specific commercial terms of our relationship and our rights to sell any commercialized vaccine.

Since inception, our research and development expenses have been applied to two product development projects: AIDSVAX B/B and AIDSVAX B/E, our HIV vaccine candidates, and a program to develop a new anthrax vaccine for the United States government.

As of June 30, 2003 we have incurred total costs of $84,655,000 in research and development of AIDSVAX since we began operations in late 1995. For the six months ended June 30, 2003, we incurred costs of $2,821,000 towards the research and development of AIDSVAX. The most significant research and development costs incurred for the development of AIDSVAX include: the costs to conduct the Phase III clinical trials, the cost of the clinical materials, the costs associated with the laboratory activities required to support the trials, the advanced development of our manufacturing process, the establishment of a regulatory and quality systems group to support the possible licensure of the products, and the costs to refine the manufacturing process of the vaccine. In 2003, we expect the development cost for AIDSVAX will be approximately $3,900,000. The costs are primarily associated with the conclusion of the Thai Phase III clinical trial.

The anthrax vaccine project began during the fourth quarter of 2002 when the NIH awarded us a cost reimbursement contract to develop a new vaccine to prevent anthrax infection. As of June 30, 2003, we have incurred total costs of $3,191,000 towards this project, of which $946,000 has been deferred along with the related revenue until the milestones that are required have been met. We expect to incur additional costs related to this project of approximately $4,200,000 during 2003, of which we expect to receive reimbursement for all our direct expenses, coverage for a certain part of our overhead and general and administrative expenses and a fixed profit amount.

In February 2003, we received official notification from NIAID indicating that we met the program requirements stipulated under the first milestone of the anthrax vaccine development contract. Milestone 1 required us to produce the pilot lot of the anthrax vaccine clinical material amongst other associated activities. In June 2003, we received official notification from NIAID indicating that we met the program requirements stipulated under the second milestone of the anthrax vaccine development contract. Along with Milestones 1 and 2, we continue to perform, in parallel, against the other milestones required under the contract with NIAID. To date, we have performed within budget and on schedule. However, we cannot guarantee that we will continue to do so.

We cannot reasonably estimate the nature, timing and the ultimate cost of completing product development projects due to the numerous risks and uncertainties associated with developing vaccines, including:

•	intense and changing governmental regulation, both foreign and domestic, and social and political considerations with respect to drug development, particularly bio-terrorism and AIDS research;

•	the fact that the anthrax and smallpox vaccine projects are in the very early stages of development and that we have only limited experience in developing vaccines and products other than AIDSVAX;

•	the uncertainty of future pre-clinical and clinical study results and the uncertainty of the timing of enrolling volunteers in vaccine trials, particularly in large scale clinical vaccine trials enrolling numerous volunteers in multiple cities and in various countries;

•	the possibility of delays in the collection of clinical trial data;

13

•	the uncertainty related to our manufacturing facilities, which are either in an early stage of construction or have not yet been validated; and

•	various risks related to our reliance on third parties, including Genentech, Celltrion and government entities.

See the section entitled “Risk Factors” for a more detailed discussion of these risks and uncertainties. 14

RESULTS OF OPERATIONS

Since inception, we have generated $5,902,000 in research grant and contract revenue from a contract from NIAID to develop a new anthrax vaccine, grants from the NIH for research and development of HIV vaccines, funds received through a collaborative agreement with BBI Biotech Research Laboratories, Inc. and from service agreement fees from our manufacturing joint venture.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Revenue

Research grant and contract revenue increased from $238,000 for the six months ended June 30, 2002 to $3,677,000 for the six months ended June 30, 2003. The revenue for the six months ended June 30, 2003 primarily consisted of contract revenue with NIAID related to the completion of the first and second milestones in the development of a new anthrax vaccine which amounted to approximately $2,558,000; funds received as reimbursements under a collaborative agreement with BBI Biotech which amounted to approximately $424,000; two Small Business Innovation Research (“SBIR”) grants that are funded by NIAID which amounted to approximately $656,000; and revenue related to WRAIR which amounted to approximately $39,000. Related party service fee revenue of $307,000 was earned as part of a service agreement with the Celltrion joint venture. Revenue earned in one period is not indicative of revenue to be earned in future periods. We expect research grant and contract revenue to increase in the foreseeable future if we are successful in pursuing our current and anticipated future contracts. We expect related party service revenue to remain at approximately current levels for the foreseeable future.

Research and development expenses

Research and development expenses increased 5%, from $8,956,000 for the six months ended June 30, 2002 to $9,361,000 for the six months ended June 30, 2003. The net increase was due primarily to personnel costs which rose in the first six months of 2003 by $1,900,000 reflecting expenses required to staff a regulatory and quality services organization as well as the staffing necessary to develop, validate and operate a manufacturing facility. In addition, expenses relating to the anthrax vaccine project, principally for subcontractor costs, increased by $854,000. These increased expenses were partially offset by a reduction in clinical trial expenses of $2,100,000 in 2003 due to the completion of the North American and European AIDSVAX trial. We expect research and development expenses to increase for the foreseeable future if we are able to advance the product candidates we have under development and if we are able to raise necessary funds to support such programs.

General and administrative expenses

General and administrative expenses increased 49%, from $6,069,000 for the six months ended June 30, 2002 to $9,071,000 for the six months ended June 30, 2003. Of this increase, approximately $1,459,000 was due to expenses relating to the operation of the South San Francisco manufacturing facility with most of the remaining increase due to higher spending for occupancy and insurance costs. During the third quarter of 2002, we entered into a sublease agreement to occupy an additional 50,000 square feet of space to establish a manufacturing facility and the laboratory facilities needed to support a manufacturing operation. In addition, insurance premium cost, mainly in the product liability and directors and officers liability programs, increased due to current market conditions in the insurance industry. We expect general and administrative expenses will be maintained at similar levels but will be adjusted according to the level of our research and development activity and planned operations.

Total other income, net

Other income, net, consisting primarily of investment income, decreased 67%, from $1,159,000 for the six months ended June 30, 2002 to $379,000 for the six months ended June 30, 2003. The decrease in investment income of $780,000 was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields.

Minority interest in subsidiary losses

Minority interest in subsidiary losses was $909,000 for the six months ended June 30, 2003 reflecting Celltrion’s share of the net loss of VCI during that period.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Revenue

Research grant and contract revenue increased from $220,000 for the three months ended June 30, 2002 to $2,565,000 for the three months ended June 30, 2003. The revenue for the three months ended June 30, 2003 primarily consisted of contract revenue with NIAID related to the completion of the second milestone in the development of a new anthrax vaccine which amounted to approximately $1,892,000; funds received as reimbursements under a collaborative agreement with BBI Biotech which amounted to approximately $202,000; two SBIR grants that are funded by NIAID which amounted to approximately $447,000; and revenue related to WRAIR which amounted to approximately $24,000. Related party service fee revenue of $206,000 was earned as part of a service agreement with the Celltrion joint venture. Revenue earned in one period is not indicative of revenue to be earned in future periods. We expect research grant and contract revenue to increase in the foreseeable future if we are successful in pursuing our current and anticipated future contracts. We expect related party service revenue to remain at approximately current levels for the foreseeable future.

Research and development expenses

Research and development expenses increased 24%, from $4,299,000 for the three months ended June 30, 2002 to $5,336,000 for the three months ended June 30, 2003. The net increase was due primarily to personnel costs which rose in the first six months of 2003 by $865,000 due to salary and benefits expenses required to staff a regulatory and quality services organization expenses for staffing necessary to develop, validate and operate a manufacturing facility. Expenses for the anthrax vaccine project, principally for subcontractor costs, increased by $1,162,000 in 2003. These increased expenses were partially offset by a reduction in clinical trial expenses of $754,000 in 2003 due to the completion of the North American and European AIDSVAX trial. We expect research and development expenses to increase for the foreseeable future if we are able to advance the product candidates we have under development and if we are able to raise necessary funds to support such programs.

General and administrative expenses

General and administrative expenses increased 47%, from $3,141,000 for the three months ended June 30, 2002 to $4,616,000 for the three months ended June 30, 2003. Of this increase, approximately $913,000 was due to expenses relating to the operation of the South San Francisco manufacturing facility with most of the remaining increase due to higher spending for occupancy, personnel and insurance costs. During the third quarter of 2002, we entered into a sublease agreement to occupy an additional 50,000 square feet of space to establish a manufacturing facility and the laboratory facilities needed to support a manufacturing operation. Compensation costs increased due to the hiring of additional staff required to support the expanding infrastructure of our operations. In addition, insurance premium cost, mainly in the product liability and directors and officers liability programs, increased due to current market conditions in the insurance industry. We expect general and administrative expenses will be maintained at similar levels but will be adjusted according to the level of our research and development activity and planned operations.

Total other income, net

Other income, net, consisting primarily of investment income, decreased 68%, from $557,000 for the three months ended June 30, 2002 to $176,000 for the three months ended June 30, 2003. The decrease in investment income of $381,000 was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields.

Minority interest in subsidiary losses

Minority interest in subsidiary losses was $500,000 for the three months ended June 30, 2003 reflecting Celltrion’s share of the net loss of VCI during that period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financing requirements are for (i) capital equipment expenditures related to the manufacturing facility in South San Francisco, California; (ii) funding our day-to-day working capital requirements; and (iii) research and development costs.

Cash, cash equivalents and investment securities were $14,599,000 and our working capital position was $8,469,000 at June 30, 2003. We have financed our operations since inception primarily through capital provided by Genentech, sales of our common stock, an issuance of convertible preferred stock, research grant and contract revenues and related party services revenues. Genentech has no obligation to provide us future funding.

We completed our initial public offering in July 1999, in which we sold 3,565,000 shares of common stock resulting in net proceeds to us of approximately $41,959,000. Since our initial public offering, we have raised aggregate net proceeds of $35,784,500 in three private placements of common stock, including net proceeds of $24,100,000 through the sale of 2,174,000 shares of common stock to Vulcan Ventures, Inc. in December 1999, net proceeds of $5,000,000 through the sale of 1,742,160 newly-issued shares of common stock to a single institutional investor in May 2003 at $2.87 per share and net proceeds of $6,684,500 through the sale of 1,591,307 newly-issued shares of common stock to a single institutional investor in June 2003 at $4.3989 per share. In addition, on May 23, 2001, we completed a preferred stock financing through which four investors paid us an aggregate of approximately $20,000,000 in consideration for 20,000 shares of our Series A Preferred Stock at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. In the event that there is no earlier conversion, we must redeem the Series A Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. We may within certain limits, pay up to 50% of such redemption price in shares of our common stock. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds to us of approximately $18,300,000. The proceeds from the Series A Preferred Stock financing were used to prepare the Company’s HIV/AIDS vaccine, AIDSVAX, for commercial-scale manufacturing as well as for the development of new adjuvants and for general corporate purposes. As of June 30, 2003, 585 shares of Series A Preferred Stock remained outstanding, which are convertible into 203,833 shares of common stock.

In connection with the preferred stock financing, we issued warrants for the purchase of 297,177 shares of our common stock to our preferred stock investors. The warrants, which expire on May 23, 2006, originally had an exercise price of $25.2375 per share; however effective as of June 5, 2003, the exercise price was automatically adjusted to $12.324 per share and the number of shares issuable on exercise of the warrants increased to 608,568, in accordance to the terms of the warrants. Any future financing at a price below $2.87 would cause a further adjustment in the number of shares issuable upon exercise and the exercise price.

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through June 30, 2003, our gross investment in equipment and leasehold improvements was $7,120,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratories, our manufacturing facility and in the establishment of office facilities. Net cash used in operating activities for the six months ended June 30, 2003 was $12,114,000, primarily representing expenditures for research and development costs and general and administrative expenses in excess of revenues from grants and contracts as compared to $12,161,000 for the six months ended June 30, 2002.

In 2001, we finalized a collaborative agreement with BBI Biotech, which is being funded by NIAID, to obtain and store clinical specimens from our North American/European Phase III clinical trial of AIDSVAX. The project is being funded under a contract, which NIAID awarded BBI Biotech for seven years. Under a subcontract with BBI Biotech, we anticipated receiving approximately $1,730,000 to support the sample collection. We recognized $424,000 and $0 from this collaborative agreement for the six months ended June 30, 2003 and 2002, respectively. We have completed this project and we do not anticipate further revenue recognition relating to this collaborative agreement.

Also in 2001, we were awarded an SBIR grant from the NIH to continue the development of a vaccine designed to prevent infection by HIV subtype C, the most widespread form of the virus, which is predominantly found in Africa, China and India. The SBIR Fast Track grant provides up to $1,131,000 for the development program. We recognized revenue relating to this grant of approximately $199,000 and 238,000 for the six months ended June 30, 2003 and 2002, respectively. The NIH grant will allow us to create and conduct laboratory tests of a subtype C vaccine that could be used alone in Southern Africa and India, or it could be combined with a vaccine against the B and E subtypes for other regions of the world, such as China, where all three subtypes are in circulation. We have completed this project and we do not anticipate further revenue recognition relating to this grant.

In February 2002, we and a group of South Korean investors formed a joint venture, named Celltrion, which intends to raise up to approximately $122,000,000, consisting of up to approximately $92,000,000 in cash and an in-kind investment of mammalian cell culture technology and know-how valued at $30,000,000, to build and operate a manufacturing facility in Incheon, South Korea. The joint venture also funded a capital contribution of $7,000,000 towards construction of a smaller manufacturing facility in South San Francisco. Both facilities will be designed for commercial manufacture of biopharmaceutical products, including AIDSVAX if eventually licensed, our Anthrax vaccine candidate, or other products for third parties made through mammalian-cell fermentation.

As part of our investment in the joint venture, we provided mammalian cell culture technology and biologics production expertise. We currently are Celltrion’s single-largest stockholder. Although we have no further funding obligation to Celltrion, we are responsible for any additional capital equipment costs in excess of $7,000,000 and certain costs related to capital expenditures, validation, operation and licensure of the manufacturing facility in South San Francisco, California. The South Korean investors will provide the funding necessary to design and construct both facilities and to validate and operate the Incheon facility. After all planned rounds of financing are completed, our fully diluted ownership will be approximately 44%. As of June 30, 2003, the South Korean investors had contributed to Celltrion approximately $43,750,000 of the $50,000,000 in cash required under joint venture agreement between us and Celltrion, and secured a $40,000,000 loan with a Korean bank. As a result, we currently have a 47.8% interest in the joint venture.

Under the initial phase of the NIAID contract to develop a new anthrax vaccine, we expect an award, upon satisfaction of certain milestones, of approximately $16,200,000 to advance the development of a vaccine candidate initially developed by the USAMRIID. During the first quarter of 2003, we recognized a total of $667,000 in revenue related to the completion of the first contractual milestone. In the second quarter of 2003, we recognized a total of $1,892,000 in revenue related to the completion of the second contractual milestone. We will recognize revenue based on the completion of future milestones, which have been specified by NIAID. Revenues and costs (not to exceed revenues) associated with milestones which have not been substantiated through objective evidence from NAID, will be deferred on our balance sheet. As of July 2003, we had received payments of approximately $6,639,000 from NIAID since the award date for this contract.

Also in September 2002, we were initially awarded a $1,000,000 task order to supply AIDSVAX B/E under an existing general contract to develop HIV vaccines for a forthcoming Phase III trial in Thailand funded by NIAID and conducted by WRAIR. There were two contract options that, when exercised, would increase the total contract award to $3,300,000. In February 2003, NIAID exercised the first option to take delivery of the first two-thirds of the vaccine supply. In April 2003, NIAID exercised their second option for the remaining balance. The majority of the contract award will be earned in 2003 when the supply is transferred to WRAIR.

In October 2002, the NIH awarded us an SBIR grant to characterize the sequences of the viruses responsible for recent HIV infections. The viruses are being sequenced from blood specimens obtained from volunteers who became infected during their participation in our North American/European Phase III clinical trial and is intended to help identify Subtype B virus variants that should be included in future vaccine formulations. The grant award for the first phase of the grant was $210,000. We recognized approximately $108,000 in grant revenue relating to the first phase of the award for the six months ended June 30, 2003. We were awarded a grant for the second phase of the grant in June 2003, for a total of $2,003,000. We recognized approximately $348,000 in grant revenue relating to the second phase of the award for the six months ended June 30, 2003.

We believe that our existing cash and cash equivalents and investment securities, together with investment income, the funds from our existing government contracts and grants, will enable us to meet our forecasted expenditures through the first quarter of 2004. However, we will need to raise additional funds to support our product development programs, other business opportunities and our general operations. Our future capital requirements are also dependent on several other factors, including:

•	the progress of other internal research and development projects;

•	the timing and ability to negotiate government contracts or grants, particularly our ability to win additional contracts to develop our anthrax vaccine candidate;

•	the ability to attract and negotiate business development opportunities;

•	the timing of collection of accounts receivable from our government contracts and grants; and

•	the timing of revenue, from our vaccine candidates.

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

Risks Relating to our Business

We will need to raise additional capital, and any inability to raise required funds could harm our business.

As of June 30, 2003, we had $14,599,000 of cash and cash equivalents and investment securities. We believe that our existing cash and cash equivalents and investment securities, together with investment income and funds primarily from existing government contracts and grants, will enable us to meet our forecasted expenditures through the first quarter of 2004, but our existing capital resources will not be sufficient to commercialize AIDSVAX. In addition, we have based this estimate on assumptions that may prove to be wrong. In addition, our independent accountants have expressed doubt about our ability to continue as a going concern. Even if we are technically able to successfully develop AIDSVAX in light of our recent clinical trials, we expect additional development efforts and clinical trials will add several years to the development timeline and result in substantial additional expense. We are unable to fund these efforts with our current financial resources. In addition, unless we receive the next government contract to advance development of our anthrax vaccine, we will need to obtain additional funding to support our vaccine candidates as well as to continue operations past the first quarter of 2004. We do not know if additional financing will be available, at all or on acceptable terms. Any additional equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements will require us to relinquish our rights to certain technologies drug candidates or marketing territories. If we fail to raise sufficient funds, we would have to curtail or cease operations.

We depend on the award of government contracts, which involve the coordination of several government agencies, for the development of our anthrax vaccine. The process of procuring government contracts is lengthy and uncertain. If we fail to obtain future contracts to pursue advanced development of our anthrax vaccine, or provide an emergency stockpile, we may not be able to commercialize the product and we may be unable to raise additional funds to continue operations.

We have entered into a contract with the NIH to develop an anthrax vaccine. The contract requires us to provide a plan for how we could manufacture an emergency stockpile of at least 25 million doses. However, the contracts for advanced development and the emergency stockpile are each subject to separate awards, which we must compete for. The process of obtaining government contracts is lengthy and uncertain, and we cannot be certain that we would be awarded these contracts. Our current business plan is highly dependent on obtaining these additional contracts. If we fail to win these awards, we may be unable to raise additional funds to continue our operations beyond the first quarter of 2004.

In addition, the federal government has undertaken multiple commitments to help secure improved countermeasures against bio-terrorism, including those, which might arise from the illegal use of smallpox and anthrax. The determination of when and whether a product is ready for use and large scale purchase will be made by a combination of authoritative organizations, including the FDA, the NIH, the CDC, and the Department of Homeland Security. In addition, President Bush has proposed and Congress is actively considering measures to speed up the review of countermeasure products by the NIH, the review process by the FDA and the final government procurement contracting authority. Although project BioShield was passed by the House of Representatives in July 2003 by a vote of 421 to 2, we cannot predict the timing of enactment of pending legislation nor can we predict the decisions that will be made in the future by various government agencies.

Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. We may not succeed in our efforts to develop AIDSVAX based on our preliminary results and not meeting the primary endpoint of the Phase III clinical trial.

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and statistically significant efficacy of our product candidates before they can be approved for commercial sale. Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. AIDSVAX is our most advanced product candidate. Earlier this year we announced data from the first of two Phase III clinical trials for AIDSVAX, in which we failed to meet the primary endpoint of the trial, but did observe some evidence of efficacy in certain racial subgroups. We will need to modify the vaccine in order to continue developing it for use in a broad population. In addition, we believe that we will have to conduct additional clinical trials of AIDSVAX in order to obtain approval from the FDA either in a broad patient population or in any particular subgroups. These development efforts and subsequent clinical trials are lengthy and expensive, and the outcome is uncertain. Even with modifications, we may discover that AIDSVAX fails to protect individuals from contracting HIV. If we are unable to successfully develop AIDSVAX, we will be unable to generate revenue from this product opportunity, and our stock price is likely to decline.

We have limited experience in developing other types of vaccines and products, such as smallpox and anthrax vaccines, and may be unable to develop other vaccines and products, which could adversely affect our abilityto execute our business strategy, our business and our financial condition.

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

Delay in completing our clinical trials could jeopardize our ability to obtain regulatory approval or market our vaccine candidates on a timely basis.

Completion of our clinical trials, and announcement of results of the trials could be delayed for a variety of reasons, including:

•	lower-than-anticipated retention rate of volunteers in the trials;

•	serious adverse events related to the vaccine candidates;

•	our principal third-party investigators may not perform our clinical trials on our anticipated schedules or consistent with our clinical trial protocols, or

•	different interpretations of our preclinical and clinical data, which could lead initially to inconclusive results.

Our development costs will increase if we have material delays in our clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

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

If the government fails to continue funding or purchasing products we manufacture, our business will be harmed. 19

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

To date, we have engaged primarily in research, development and clinical testing. At June 30, 2003, we had an accumulated deficit of approximately $156,299,000. We expect to incur substantial losses in the future.

Our South Korean manufacturing joint venture may not be successful.

In February 2002, we entered into a joint venture, Celltrion, with a group of South Korean investors for the purpose of building and operating a manufacturing facility in Incheon, South Korea, and a smaller manufacturing facility in South San Francisco. We have not yet completed the full capitalization of, or the transfer of all technology to, Celltrion. Celltrion will be unable to complete its capitalization and unable to build a manufacturing facility in South Korea, if Celltrion is unable to secure or raise the necessary funding or does not receive the necessary technology for the manufacture of AIDSVAX or other biopharmaceutical products.

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

We face an inherent risk of exposure to product liability suits in connection with vaccines being tested in human clinical trials or sold commercially. We may become subject to a product liability suit if any vaccine we develop causes injury, or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from our vaccines or products. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine or product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. If a product liability claim is brought against us, the cost of defending the claim would be significant and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability insurance in the amount of $25,000,000. However, we cannot be certain that our current insurance can be maintained, or that additional insurance coverage could be obtained, on acceptable terms, if at all.

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

We are highly dependent on our senior management and scientific staff, particularly Lance Gordon, Ph.D., our Chief Executive Officer, Donald Francis, M.D., D.Sc., our President, and Phillip Berman, Ph.D., our Senior Vice President, Research & Development. These individuals have played a critical role in raising financing, negotiating business development opportunities, developing the vaccine and conducting clinical trials. If we lose the services of any key members of senior management and scientific staff and we are unable to recruit replacements where we deem it necessary, we may be unable to achieve our business objectives.

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

On May 23, 2001 we completed a private placement in which we issued 20,000 shares of our Series A Preferred Stock and warrants to purchase common stock for aggregate proceeds of $20,000,000. As of June 30, 2003, there were 585 shares of Series A Preferred Stock and warrants to purchase 608,658 shares of common stock outstanding. The terms of our Series A Preferred Stock, and the warrants, give the holders the right to require us to redeem all of the outstanding Series A Preferred Stock, common stock issued on exercise of the warrants, and/or the warrants, under certain circumstances, including:

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

If the holders of the Series A Preferred Stock and the warrants elect to have the Series A Preferred Stockand the warrants assumed by a potential acquirer of VaxGen, or redeemed by VaxGen, the acquirer could be deterred from completing the acquisition.

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

Other Risks

If we are unable to maintain our Nasdaq National Market listing, it could have a material adverse impact on our stock price, the market for our stock and our ability to raise capital

Our common stock trades on The Nasdaq National Market. In order to continue trading on The Nasdaq National Market, we must satisfy the continued listing requirements for that market. While we are presently in compliance with the continued listing requirements, we may not be able to maintain compliance with them.

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

At June 30, 2003, our stockholders’ equity was $16,713,000 and our closing stock price on August 1, 2003 was $4.24. A delisting of our common stock from The Nasdaq National Market would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, which could materially harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U.S. Government, Federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At June 30, 2003, we held government debt instruments and corporate obligations in the principal amount of $6,705,000. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2003, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand’s currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. For the six months ended June 30, 2003, we have incurred no foreign exchange gains or losses.

ITEM 4. CONTROLS AND PROCEDURES

        Our chief executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their ongoing evaluation of the effectiveness of the Company’s disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting in the fiscal quarter ended June 30, 2003.

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

Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. These cases have been consolidated with the Whitkens case into a single action. Management believes the Company has strong defenses and intends to defend the action vigorously.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. Civil Action No. CIV 430087, and MacDonald v. Allen, et al., Civil Action No. CIV 430088. These cases have been consolidatd into a single action. Named as defendants in the consolidated action are Company directors Lance K. Gordon, Donald P. Francis. M.D., Phillip W. Berman, David W. Beier, Randall L-W. Caudill, Stephen C. Francis and William D. Young. Also named as defendants are Paul Allen and Vulcan Ventures, Inc. The allegations of the consolidated complaint mirror those contained in the class action, and plaintiffs allege as well that Mr. Allen and Vulcan Ventures sold shares of the Company’s stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of the Company, assert claims against all defendants for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment, and against Mr. Allen and Vulcan Ventures for breach of fiduciary duty and insider trading. Management believes the Company has strong defenses and intends to defend the action vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of	S-8	333-84922	3-26-02	4.1
	Incorporation.
3.2	Amendment to the Amended and	S-8	333-84922	3-26-02	4.3
	Restated Certificate of Incorporation.
3.3	Amended and Restated Bylaws	S-1	333-78065	6-11-99	3.2
4.1	Reference is made to
	Exhibits 3.1, 3.2 and 3.3.
4.2	Certificate of Designations, Rights	S-8	333-84922	3-26-02	4.2
	and Preferences of Series A 6%
	Cumulative Convertible Preferred Stock.
4.3	Securities Purchase Agreement by	8-K	000-26483	5-24-01	10.1
	and among Registrant and Certain
	Stockholders.
4.4	Registrant Rights Agreement by and	8-K	000-26483	5-24-01	10.2
	among Registrant and Certain
	Stockholders.
4.5	Form of Common Stock Purchase	8-K	000-26483	5-24-01	4.1
	Warrant.
31.1	Certification Required by Rule 13a-14(a) or					X
	Rule 15d-14(a)
31.2	Certification Required by Rule 13a-14(a) or					X
	Rule 15d-14(a)
32.1	Certifications Required by Rule 13a-14(b)					X
	or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(b)     Reports on Form 8-K:

A current report on Form 8-K, dated May 13, 2003, was filed with the Securities and Exchange Commission, reporting under Item 7 the press release announcing our first quarter financial results.

A current report on Form 8-K, dated May 20, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that on May 19, 2003, we commenced the offering of 1,742,160 shares of our common stock at $2.87 per share pursuant to our Form S-3 shelf registration statement and that on May 20, 2003, we issued a press release announcing that we had raised $5,000,000, through the sale of 1,742,160 shares of our common stock to a single institutional investor.

A current report on Form 8-K, dated May 28, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that we announced the U.S. Food and Drug Administration has cleared the Investigational New Drug application for our anthrax vaccine candidate.

A current report on Form 8-K, dated June 6, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that we commenced the offering of 1,591,307 shares of our common stock at $4.3989 per share pursuant to our Form S-3 shelf registration statement.

A current report on Form 8-K, dated June 9, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that we raised $7,000,000 through the sale of 1,591,307 newly issued shares of common stock to a single institutional investor.

A current report on Form 8-K, dated June 11, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that we were awarded a phase 2 Small Business Innovation Research grant from the National Institute of Allergy and Infectious Diseases, a part of the U.S. National Institutes of Health, to identify novel antigens for potential use in future HIV vaccine candidates.

A current report on Form 8-K, dated June 24, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that we opened our new biopharmaceutical manufacturing facility in South San Francisco, California.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.

Dated: August 14, 2003	By: /s/ Carter A. Lee —————————— Carter A. Lee Senior Vice President Finance & Administration (Principal Financial Officer)

27