Form 10-K/A
period 2002-12-31
VAXGEN INC
filed 2003-11-19
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ Commission File Number: 0-26483 VaxGen, Inc. (Exact name of registrant as specified in its charter)

Delaware	94-3236309
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1000 Marina Blvd., Suite 200
Brisbane, California 94005
(Address of principal executive offices, including zip code)

(650) 624-1000
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
$0.01 par value per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 28, 2002, as reported on the Nasdaq National Market was approximately $57.0 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 28, 2002. This determination of affiliate status is not a conclusive determination for other purposes.

        The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of March 14, 2003, was 15,853,540.

Recent Financial and Accounting Developments

In October 2003, the Company discovered an error related to the classification and valuation of warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock. As a result, the financial statements for the fiscal year 2002 and for the second, third and fourth fiscal quarters of 2001 are restated in this Form 10-K/A. Restated financial statements reflect adjustments relating to the recognition, classification and valuation of warrants and beneficial conversion features relating to the Company’s Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001. These warrants provide for cash redemption of the warrant holders upon the occurrence of certain events outside the control of the Company. As such, the Company has reclassified this warrant from equity to a liability. As a result of the restatement, the net loss applicable to common stockholders increased by $1,818,000 for the two-year period ending ended December 31, 2002.

•	For fiscal 2002, the net loss applicable to common stockholders increased to $49,798,000 from $45,653,000 and basic and diluted loss per share applicable to common stockholders increased to $(3.42) from $(3.13), each as compared to the amounts previously reported by VaxGen on its Form 10-K filed on March 31, 2003.

•	For fiscal 2001, the net loss applicable to common stockholders decreased to $24,531,000 from $26,858,000 and basic and diluted loss per share applicable to common stockholders decreased to $(1.73) from $(1.90), each as compared to the amounts previously reported by VaxGen on its Form 10-K filed on March 31, 2003.

The restated financial statements reflect the following adjustments during the past two fiscal years:

•	In the second quarter of 2001, the company reclassified $3,507,000, the initial value assigned to warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock financing, from stockholders’ equity to current liabilities.

•	Beginning on June 30, 2001 and in each subsequent quarter the restated financial statements reflect a non-cash expense or credit based on the fair market value of the warrants measured as of the end of each quarter, and a corresponding change in the current liability.

•	The value of beneficial conversion features totaling $11,795,000, originally recorded as immediate deemed dividends to preferred stockholders of $734,000 in 2001 and $11,061,000 in 2002, has been reclassified to Series A Redeemable Convertible Preferred Stock and is now amortized over the period ending on the redemption date, May 23, 2004. Upon conversions of Series A Redeemable Convertible Preferred Stock prior to the redemption date, of which two conversions occurred in 2002, the related unamortized value of beneficial conversion features and the unamortized value of the warrants have been recorded as beneficial conversion feature charge of $10,686,000 in 2002.

The effects of these adjustments on the accompanying financial statements are presented in Note 2 to the Financial Statements. Adjustments to quarterly statement of operations data for fiscal 2002, and for the second, third and fourth quarters of fiscal 2001 as a result of the restatement are presented in Note 16 to the Financial Statements. Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K previously filed by VaxGen for these periods should not be relied upon and are superceded by the information in this Annual Report on Form 10-K/A.

Except as otherwise specifically noted, all information contained herein is as of December 31, 2002 and does not reflect any events or changes in information that may have occurred subsequent to that date.

Business Overview

Forward-Looking Statements and Risk Factors

        This report includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the heading “Risk Factors” at page 20. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. When used in the report, unless otherwise indicated, “we, “our” and “us” refers to VaxGen.

VaxGen, Inc. is a biopharmaceutical company engaged in the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. We are developing preventive vaccines against anthrax, smallpox and HIV/AIDS and we are the single-largest shareholder in a joint venture formed to build biopharmaceutical manufacturing operations.

VaxGen was formed in November 1995 to complete the development and commercialization of AIDSVAX®, a vaccine designed to prevent infection by HIV, the virus that causes AIDS. We subsequently launched two Phase III trials of AIDSVAX, one in North America and Europe and a second in Thailand. Preliminary results from the North American and European trial, which were announced in February 2003, indicated that the vaccine did not prevent HIV infection in the study population as a whole, although the vaccine did appear to provide protection to a subgroup of non-Hispanic minorities composed of Blacks, Asians and trial volunteers who identified themselves as something other than Hispanic or Caucasian. We continue to analyze data from this trial to determine if there is a biologic reason for the apparent prevention of HIV infection among the subgroup. Preliminary results from the trial in Thailand are expected in the second half of 2003. These are the world’s first and so far only Phase III trials of a preventive HIV/AIDS vaccine.

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

The only anthrax vaccine currently licensed, BioThrax®, requires six injections over 18 months. The goal of the government contract is to develop a new modern vaccine that proves to be safe in humans, efficacious in animal challenge studies and requires no more than three injections. Under the initial phase of the contract, we anticipate receiving approximately $16.2 million to advance the development of a vaccine candidate initially developed by the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID).

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

Cutaneous anthrax is caused by contact with B. anthracis spores through a person’s skin, most often at the site of a prior injury such as a cut or an abrasion. The incubation period following infection can be anywhere from one to 12 days. Fatalities from this form of infection tend to be relatively low. Inhalation anthrax is contact with B. anthracis spores by inhalation through the human respiratory system. In this instance, the incubation period is usually much shorter, one to seven days, and once symptoms appear, infection results in a relatively high fatality rate. Gastrointestinal anthrax is acquired through the ingestion of contaminated foods. The incubation period is one to seven days and fatality rates are relatively high once symptoms appear.

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

   Phase I Trial Design: Determination of Safety and Immunogenicity

A Phase I randomized, double-blind, placebo-controlled, dose-ranging clinical trial will be conducted in healthy adult volunteers to assess the safety and immunogenicity of the vaccine. The study will evaluate the vaccine’s safety and immunogenicity (the ability of an antigen or vaccine to stimulate an immune response) of four different doses of rPA102 vaccine or placebo over a 12-month period.

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

The vaccine candidate, rPA102, has been under development for more than a decade by USAMRIID. Its efficacy and safety have already been documented in previous animal studies. In new animal studies, we will continue to evaluate the vaccine candidate’s safety and efficacy and gather data to help it determine an optimized dosing regimen, vaccine formulation and immunization schedule. No human study volunteers will be exposed to anthrax.

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

Vaccine Products Under Development: A Potentially Safer Smallpox Vaccine

   Overview

In December 2002, we and Kaketsuken entered into initial agreements that will allow us to begin development of Kaketsuken’s attenuated smallpox vaccine for use in the U.S. We believe that the vaccine, licensed in Japan in 1980, will have a better safety profile, yet be equally effective, compared to smallpox vaccines currently available in the U.S.

The vaccine gives a pock, or “take”, at the site of injection at a rate similar to smallpox vaccines currently stockpiled in the U.S. Public health authorities have long accepted the “take” as evidence of successful immunization against smallpox. However, the FDA may require that the vaccine show efficacy in animal models before it can be licensed for commercial use in the U.S. The vaccine is based on the LC16m8 clone of the internationally accepted Lister strain of vaccinia virus, which is a “pox”-type virus related to smallpox.

   A Potentially Safer Smallpox Vaccine

Although smallpox was officially eradicated in the 1970s, small quantities of the virus exist in a few research laboratories worldwide. Increasing concerns about the use of biological agents, including smallpox, in acts of terrorism or war have caused the U.S. to re-evaluate the importance of widespread smallpox vaccination in order to protect U.S. citizens from potential attacks. As a result, the President of the U.S. has ordered that thousands of “first responders” people working in hospital emergency rooms and other public health environments, the Armed Forces, and police and fire departments, among others, undergo vaccination with the currently available vaccine.

The most available smallpox vaccine in the U.S. is made from a virus called vaccinia. This smallpox vaccine contains the “live” vaccinia virus, not “dead” or attenuated virus like many other vaccines. For that reason, the vaccination site must be cared for carefully to prevent the virus from spreading to others. Also, the vaccine can cause side effects ranging from mild reactions that include a sore arm, fever, and body aches to serious and even life-threatening reactions in some rare instances.

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

Vaccine Products: AIDSVAX®

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

The results are based on trial volunteers who received at least the primary course of three injections of either vaccine or placebo. Recognizing the limitations of subgroup analyses, the separate analysis of efficacy in subgroups was pre-specified in the statistical analysis plan. The statistical analysis plan was reviewed in advance by the FDA and its suggestions were incorporated prior to unblinding of the data. The preliminary analysis found that:

•	The reduction of infection among the entire sample of volunteers, including all racial groups, was 3.2% (p-value = not statistically significant; n = 5,009).

•	There were 67% fewer HIV infections among ethnic minorities, other than Hispanic individuals, who received vaccine compared to placebo recipients (unadjusted p-value <0.01; n = 498).

•	There were 78% fewer HIV infections among Black volunteers who received vaccine compared to placebo recipients (unadjusted p-value <0.02; n = 314).

•	There were 86.5% fewer HIV infections among women who received vaccine compared to placebo recipients (unadjusted p-value <0.08; n = 268).

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

The HIV/AIDS epidemic is one of the largest and most deadly epidemics in human history. Its spread across the world has been documented by the Joint United Nations Programme on HIV/AIDS (UNAIDS) and the World Health Organization (WHO). According to the UNAIDS and the WHO:

—	1.2% of the world's adult population (15 to 49 years of age) was living with HIV/AIDS as of 2002;

—	5.0 million per year, or approximately 14,000 people per day, were newly infected with HIV in 2002;

—	42.0 million people are living with HIV/AIDS;

—	3.1 million AIDS deaths occurred in 2002; and

—	27.9 million people have died from AIDS since the beginning of the epidemic.

(Source: “AIDS Epidemic Update: December 2002” Joint United Nations Programme on HIV/AIDS (UNAIDS) and the World Health Organization (WHO), 2002.)

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

HIV uses gp120 to bind to the surface of cells through a two-step interaction between the virus and its target cell. The first step involves the attachment of gp120 to a part of the target cell’s surface called the CD4 receptor. The second step occurs soon thereafter, as the gp120 protein changes shape and then interacts with another target cell molecule called the chemokine receptor. When this two-step process has been completed, the virus can fuse through the target-cell membrane.

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

SUBTYPES (a.k.a. “clades”). There are five major subtypes of HIV, labeled “A” through “E,” according to their order of discovery. The major difference between each subtype is a genetic variation in regions encoding the envelope protein (gp120) and the core antigens.

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

Each clinical site agreed to conduct its activities according to the United States and Thai FDA-reviewed Phase III protocols. The protocol sets standard procedures for all sites and laboratories. Following each volunteer’s visit to a clinical site, data was recorded in both the volunteer’s permanent medical chart, as well as on a case report form, which were forwarded to us. The original trial design called for approximately 1,200,000 case report forms to be gathered and entered into the database for both clinical trials. As of December 31, 2002, we had processed approximately 1,286,000 case report forms.

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

   License and Supply Agreement With Genentech

The license and supply agreement, which was amended and restated as of May 1, 2002, between us and Genentech, in part, defines the working relationship between the companies. Genentech has granted us an exclusive license to all patents and proprietary know-how that Genentech is free to license or sublicense related to the development of a vaccine to prevent HIV infection. Certain of the licensed technology is sublicensed or assigned to us under licenses from third parties to Genentech. We, as the exclusive licensee of Genentech, have assumed all of Genentech’s obligations under these third-party license agreements. Such obligations consist primarily of royalties on product sales. However, the vaccine in its current form does not incorporate any of the technology sublicensed or assigned us under licenses from third parties where there are obligations under the license agreements. The initial term of the license agreement is 15 years from the commercial introduction date of a licensed product and will be determined on a country-by-country, product-by-product basis. In addition, upon entering the original agreement, Genentech transferred to us 300,000 doses of the vaccine. If we decide to conduct further clinical trials, we will have to manufacture additional doses of the vaccine. Under the license and supply agreement, we are required to use due diligence in developing, seeking regulatory approval for, and marketing and commercializing the vaccine. Due diligence is defined in the agreement as meaning that we will use the maximum effort consistent with prudent business and scientific judgment in developing, seeking regulatory approval for, marketing of and commercializing licensed products in the field of use.

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

Genentech’s formal decision not to manufacture AIDSVAX followed our announcement earlier in 2002 that we are creating a current Good Manufacturing Practice (cGMP) manufacturing facility in South San Francisco with the capacity to produce at least 10 million doses of AIDSVAX per year. Our strategy was to initiate commercial manufacture in the South San Francisco facility and then amend our license to include manufacture in a facility being built in Incheon, South Korea, by our manufacturing joint venture partner, Celltrion. This larger facility is scaled to initially produce in excess of 200 million doses of AIDSVAX per year, should it become licensed.

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

In 1997, Chiron Corporation filed oppositions against two of Genentech’s European patents that are licensed to us. With our assistance, Genentech defended these patents, which were both upheld in amended form in May 2000. By prevailing in both patent disputes, we confirmed its exclusive rights to various forms of key proteins, methods for manufacturing the proteins, and their use for the prevention and treatment of HIV/AIDS. We believe the broad intellectual property protection afforded by these patents will allow us to participate in, and benefit financially from, the development of any vaccine that uses these proteins, in particular the form of gp120 that is the main ingredient in AIDSVAX. Chiron Corporation has appealed both decisions, and the appeals are pending.

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

The first of these trials was planned by NIAID to test an Aventis Pasteur vaccine formulation with VaxGen’s AIDSVAX B/B formulation in North and South America. However, in February 2002, NIAID announced its decision not to proceed forward with the Phase III trial. NIAID’s decision was based on its Phase II study indicating that ALVAC-HIV did not induce a sufficient cytotoxic T lymphocyte (CTL) immune response to qualify it for the next trial phase. NIAID stated that its decision not to proceed with the trial did not mean that the vaccines were not efficacious.

The second trial was originally to be sponsored by WRAIR, but now will be sponsored by NIAID. This trial is being planned to test another Aventis Pasteur vaccine formulation with our AIDSVAX B/E vaccine in Thailand in a population of both heterosexual male and female adults. This trial is currently scheduled to begin sometime during the fourth quarter of 2003.

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

In order to avoid delays in licensure processes and eventually bringing AIDSVAX to market, and to capitalize on what will likely be a shortage in global Fio-manufacturing capacity, we and a group of South Korean investors formed a joint venture in 2002. The joint venture plans to invest approximately $122 million to build and operate large-scale bio-manufacturing facilities in Incheon, South Korea and South San Francisco, California. The facility in Incheon will be operated by the joint venture, known as Celltrion, and is being designed to manufacture mammalian cell-cultured biopharmaceutical products besides AIDSVAX.

Celltrion, through the same $122 million investment, is also contributing to the funding of construction of the facility in South San Francisco, California, to be operated directly by us, to support licensure and commercial launch of the vaccine. Both facilities will be used for commercial manufacture of AIDSVAX, if the FDA licenses it, or other biopharmaceutical products.

   The Celltrion Joint Venture

The South Korean investors participating in the Celltrion joint venture are Nexol Corp., KT&G Corp., and J. Stephen & Co. Ventures Ltd. We are providing mammalian cell culture technology and biologics production expertise to Celltrion, but no cash, in exchange for a 44% interest in the joint venture. We are Celltrion’s single-largest shareholder. The South Korean partners are providing the funding necessary to design and construct both facilities, and to validate and operate the Incheon facility. The Incheon facility will be built on approximately 23 acres of land sold to Celltrion by the city of Incheon at a discount to prevailing market rates.

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

The joint venture agreement may be terminated as follows:

—	If any party commits a material breach of any of its obligations that is not cured within 60 days from the date of written notice of breach;

—	If any party becomes incapable for a period of six months of performing any of its obligations under the joint venture agreement because of a force majeure;

—	If any party files for liquidation, bankruptcy or a similar transaction or event; or

—	If the license agreement is terminated by VaxGen for certain reasons described in the license agreement.

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

The FDA classifies AIDSVAX and the anthrax and smallpox vaccine candidates we are developing as biological drug products. The steps ordinarily required before a biological drug product may be marketed in the United States include:

—	Pre-clinical laboratory and animal testing;

—	The submission to the FDA of an Investigational New Drug Application (IND), which must become effective before clinical trials may commence;

—	Adequate and well-controlled clinical trials to establish the safety, purity and potency of the biological drug product and to characterize how it behaves in the human body;

—	The submission to the FDA of a Biologics License Application that includes both clinical trial data and manufacturing information;

—	FDA review of the Biologics License Application (BLA);

—	Completion of comparability studies, if necessary;

—	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities; and

—	FDA approval of the license application, including approval of all product labeling.

Pre-clinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety, purity and potency of each product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the pre-clinical tests together with manufacturing information and analytical data are submitted to the FDA as part of the IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND by placing the study on clinical hold, the IND will become effective 30 days following its receipt by the FDA. The FDA may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA does place the study on clinical hold, the sponsor must usually resolve all of the FDA’s concerns before the study may proceed.

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

For commercialization of AIDSVAX, the manufacturing processes described in our BLA must receive FDA approval and the manufacturing facility must successfully pass an inspection prior to approval of AIDSVAX for sale within the U.S. The pre-approved inspection assesses whether, for example, the facility complies with the FDA’s cGMP. These practices include elaborate testing, control, documentation, record keeping and other quality assurance procedures. For marketing outside the United States, VaxGen will be subject to the regulatory requirements of other countries, which vary from country to country, including marketing approval requirements. The time needed to secure regulatory approval in other countries may be longer or shorter than that required for FDA approval.

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
21

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

We have received funding from the U.S. government for the development of an anthrax vaccine. Changes in government budgets and agendas may result in future funding to be decreased and de-prioritized. Furthermore, we cannot be certain of the timing of any future funding. The failure of the U.S. government to continue to fund our research and development programs would harm our business. Similarly, if we develop any anthrax vaccine candidate that is approved by the FDA, the U.S. government is likely to be our largest customer for this product. The failure of the U.S. government to place sufficient orders for this product or to place orders on a timely basis would be harmful to our future business. Even if the U.S. government were to become a customer, we would be subject to additional governmental contract requirements, and future sales would depend, in part, on our ability to meet those requirements, certain of which may be onerous or even impossible for us to satisfy.

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

22

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

To date, we have engaged primarily in research, development and clinical testing. At December 31, 2002, we had an accumulated deficit of approximately $143.8 million. We sustained net losses of approximately $2.1 million in 1996, $3.1 million in 1997, $9.2 million in 1998, $23.3 million in 1999, $31.8 million in 2000, $24.5 million in 2001 and $49.8 million in 2002. We expect to incur substantial losses in the future.

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

Risks Relating to Our Relationship with Genentech and Our Relationships withother
Third Parties

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

Risks Related to the Issuance of Series A 6% Cumulative Redeemable ConvertiblePreferred
Stock (Series A Preferred Stock) and Warrants

We may be obligated to redeem the Series A Preferred Stock, the common stock issued on exercise of the warrants and/or the warrants at a premium to the purchase or exercise price.

On May 23, 2001 we completed a private placement in which we issued 20,000 shares of our Series A Preferred Stock and warrants to purchase common stock for aggregate proceeds of $20.0 million. As of December 31, 2002, there were 3,800 shares of Series A Preferred Stock and warrants to purchase 530,674 shares of common stock outstanding. The terms of our Series A Preferred Stock, and the warrants, give the holders the right to require us to redeem all of the outstanding Series A Preferred Stock, common stock issued on exercise of the warrants, and/or the warrants, under certain circumstances, including:

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

Our board of directors has the authority to establish the designation of 19,979,500 additional shares of Preferred Stock that are convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. The issuance and conversion of any such preferred stockPreferred Stock would further dilute the percentage ownership of our stockholders.

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

Available Information

We maintain a site on the World Wide Web at www.vaxgen.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K/A whether as a result of new information, future events or otherwise, unless we are required to do so by law.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2002.

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

	High	Low

Fiscal 2002:
Fourth Quarter	$23.25	$8.35
Third Quarter	$10.73	$4.51
Second Quarter	$11.99	$4.96
First Quarter	$12.90	$8.40

Fiscal 2001:
Fourth Quarter	$18.12	$8.07
Third Quarter	$19.55	$11.50
Second Quarter	$25.33	$18.37
First Quarter	$28.69	$15.38

As of February 28, 2003, there were 399 holders of record of the common stock. On March 14, 2003, the last reported sale price on The Nasdaq National Market® for the common stock was $3.83 per share.

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

   Recent Sales of Unregistered Securities

In February 2002, we issued warrants to a consultant to purchase up to 6,000 shares of our common stock at an exercise price of $11.52 per share. The warrants were issued for work performed by the consultant. The exemption from registration relied upon for this transaction was Section 4(2).

Reference is made to Item 12. below.

Item 6. Selected Financial Data

This selected financial data should be read in conjunction with our financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. All of this information reflects the restatement.

						Period from Inception (November 27, 1995) through December 31, 2002

	Year Ended December 31

	2002	2001	2000	1999	1998
	(As Restated)	(As Restated)				(As Restated)

	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Research grant and contract revenue	$1,055	$895	$275	$—	$—	$2,225
Related party services revenue	527	—	—	—	—	527

Total revenues	1,582	895	275	—	—	2,752

Operating expenses:
Research and development	(20,975)	(16,701)	(18,513)	(18,003)	(6,831)	(85,855)
General and administrative	(14,373)	(11,823)	(17,465)	(7,479)	(3,345)	(55,683)

Loss from operations	(33,766)	(27,629)	(35,703)	(25,482)	(10,176)	(138,786)
Other (expense) income, net	(1,987)	4,991	3,900	2,148	1,013	10,923

Net Loss	$(35,753)	$(22,638)	$(31,803)	$(23,334)	$(9,163)	$(127,863)
Charges attributable to convertible
preferred stock	(14,045)	(1,893)	—	—	—	(15,938)

Net loss applicable to common
Stockholders	$(49,798)	$(24,531)	$(31,803)	$(23,334)	$(9,163)	$(143,801)

Net loss per share applicable to
common stockholders—basic and
diluted	$(3.42)	$(1.73)	$(2.33)	$(2.44)	$(1.48)

Weighted average shares
outstanding—basic and diluted	14,567	14,145	13,636	9,568	6,185

31

	At December 31,

	2002	2001	2000	1999	1998
	(As Restated)	(As Restated)

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investment
securities	$18,021	$48,410	$48,524	$70,534	$19,468
Working capital	7,540	43,471	48,013	68,213	17,866
Total assets	28,037	53,372	56,797	75,225	21,472

Warrant valuation obligation	5,780	1,771	—	—	—
Long-term obligations	606	22	367	89	—
Redeemable convertible preferred stock	1,497	15,254	—	—	—

Total stockholders’ equity	10,567	31,381	51,072	71,150	19,398

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

In October 2003, the Company discovered an error related to the classification and valuation of warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock. As a result, the financial statements for the fiscal year 2002 and for the second, third and fourth fiscal quarters of 2001 are restated in this Form 10-K/A. Restated financial statements reflect adjustments relating to the recognition, classification and valuation of warrants and beneficial conversion features relating to the Company’s Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001. These warrants provide for a cash put to the Company upon occurrence of certain events outside the control of the Company. As such, the Company has reclassified these warrants from equity to a liability.

The following discussion should be read in conjunction with the accompanying restated financial statements as of and for the three years ended December 31, 2002. For additional information on the restatement, refer to Notes 2 and 16 to the Financial Statements.

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

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, called Celltrion, to build and operate a manufacturing facility in Incheon, South Korea. As our part of the investment in Celltrion, we are providing mammalian cell culture technology and biologics production expertise. Celltrion contributed funds to a new corporation, VCI, for the purpose of funding the first $7.0 million of construction cost for a smaller manufacturing facility in South San Francisco, California. This smaller facility is intended to support the licensure and commercial launch of AIDSVAX, but is also designed to support the manufacture of other biopharmaceutical products. In the event that AIDSVAX is proven successful and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to us. However, in the event that AIDSVAX is proven to be unsuccessful, we believe the Incheon facility would be used to manufacture other biopharmaceutical products, in which we would share in the profits based on our percentage ownership. After all rounds of financing are complete, our fully diluted ownership of Celltrion will be approximately 44%. Although we have no further funding obligation to Celltrion, we are responsible for any additional capital equipment costs in excess of $7.0 million for which we receive equivalent value in common stock and certain future costs related to the validation, operation and licensure of VCI’s manufacturing facility in South San Francisco, California.

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

In December 2002, we announced that we and Kaketsuken entered into initial agreements that will allow us to begin development of Kaketsuken’s attenuated small pox vaccine, LC16-Kaketsuken, for use in the U.S., subject to approval by the FDA. We believe, that the vaccine, which was licensed in Japan in 1980, will have a better safety profile, yet be equally effective, compared to small pox vaccines currently available in the U.S. We are currently in negotiations with Kaketsuken to define the specific commercial terms of our relationship.

We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of December 31, 2002, we had a deficit accumulated during the development stage of $143,801,000. We anticipate incurring substantial losses over at least the next two to three years as we complete our clinical trials, apply for regulatory approvals continue development of our vaccines and expand our operations.

Since inception, our research and development expenses have been applied to two product development projects: AIDSVAX, our HIV vaccine candidate, and a program to develop a new anthrax vaccine for the U.S. Government. For AIDSVAX, we have incurred total costs of $81,834,000 in research and development since we began operations in late 1995. During the last three years we have incurred costs of $18,827,000, $14,828,000 and $18,513,000, during 2002, 2001, and 2000, respectively. The most significant research and development costs incurred for the development of AIDSVAX include: the costs to conduct the Phase III clinical trials, the cost of the clinical materials, the costs associated with the laboratory activities required to support the trials, the establishment of a regulatory and quality systems group to support the possible licensure of the products, and the costs to refine the manufacturing process of the vaccine. In 2003, we expect the development cost for AIDSVAX will be approximately $4,400,000, and is primarily associated with the conclusion of the Thai Phase III clinical trial

The North American/European Phase III clinical trial was completed as scheduled in December 2002. Completion meant that the last volunteer remaining in the trial had completed the study protocol and that all of the data collected during the multiple year study was “locked” for analysis. Up until mid-February, the data continued to be blinded and was not unblinded until when the final analysis began. On February 24, 2003, we announced that the study did not show a statistically significant reduction in HIV infection within the study group as a whole, which was the primary endpoint of the clinical trial. However, the study did show a statistically significant reduction of HIV infection in certain subgroup populations. The results of the clinical trial also initially indicated that the vaccine, AIDSVAX B/B, is well tolerated and has a high safety profile. We intend to conduct additional analyses to confirm if there was a direct correlation between the level of antibodies and the prevention of infection. However, if additional clinical trials are needed, we intend only to continue the development of AIDSVAX B/B if we are able to obtain funding from governmental or philanthropic sources.

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

We cannot reasonably estimate the nature, timing and cost of completing these product development projects due to the numerous risks and uncertainties associated with developing vaccines, including:

•	intense and changing governmental regulation, both foreign and domestic, and social and political considerations with respect to drug development, particularly bio-terrorism and AIDS research;

•	the fact that the anthrax vaccine project is in the very early stages of pre-clinical testing and that we have only limited experience in developing vaccines and products other than AIDSVAX;

•	the uncertainty of future pre-clinical and clinical study results and the uncertainty of the timing of enrolling volunteers in vaccine trials, particularly in large scale clinical vaccine trials enrolling hundreds and thousands of volunteers in multiple cities and in various countries;

•	the possibility of delays in the completion of clinical trials caused by different interpretations of pre-clinical and clinical data; and

•	the uncertainty related to our manufacturing facilities, which are in an early stage of construction, various risks related to our reliance on third parties, including Genentech, Celltrion and government entities.

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

   Other (expense) income, net

Other (expense) income, net decreased from $4,991,000 for the year ended December 31, 2001 to $(1,987,000) for the year ended December 31, 2002. This was primarily due to the effect of mark-to-market adjustments relating to the valuation of warrants issued in our 2001 Series A Redeemable Convertible Preferred Stock financing. Also, interest income was lower in 2002, principally due to lower average balances of cash, cash equivalents and investment securities, and lower interest yields.

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

   Other (expense) income, net

Other (expense) income, net increased 28%, from $3,900,000 for the year ended December 31, 2000 to $4,991,000 for the year ended December 31, 2001. This was primarily due to the effect of mark-to-market adjustments relating to the valuation of warrants issued in our 2001 Series A Redeemable Convertible Preferred Stock financing.

Liquidity and Capital Resources

Our primary financing requirements are for (i) capital equipment expenditures related to the manufacturing facility in South San Francisco, California; (ii) funding our day-to-day working capital requirements; and (iii) research and development costs.

Cash, cash equivalents and investment securities were $18,021,000 and our working capital position was $7,540,000 at December 31, 2002. We have financed our operations since inception primarily through capital provided by Genentech, sales of our common stock and through an issuance of Series A Redeemable cConvertible preferred stockPreferred Stock. Genentech has no obligation to provide us future funding.

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

On May 23, 2001 we completed a Preferred Stock financing through which four investors paid us an aggregate of approximately $20,000,000 in consideration for 20,000 shares of our Series A Redeemable Convertible Preferred Stock at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. In the event that there is no earlier conversion, we must redeem the Series A Redeemable Convertible Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds to us of approximately $18,300,000. The proceeds from the Series A Redeemable Convertible Preferred Stock financing have been used to develop our commercial-scale manufacturing facilities, the potential development of new adjuvants and general corporate purposes. During the fourth quarter of 2002, two investor’s converted 16,200 shares in the aggregate of Preferred Stock in exchange for 1,172,436 shares of common stock, which included shares issued for accrued but unpaid dividends. As of December 31, 2002, 3,800 shares of Series A Redeemable Convertible Preferred Stock remained outstanding.

In connection with the Series A Redeemable Convertible Preferred Stock financing, we issued warrants for the purchase of 297,177 shares of our common stock to our Preferred Stock investors. The warrants, which expire on May 23, 2006, originally had an initial exercise price of $25.2375 per share; however effective as of May 23, 2002, the exercise price was automatically adjusted to $14.133 per share and the number of shares issuable on exercise of the warrants increased to 530,674, in accordance to the terms of the warrants.

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

Future payments due under contractual obligations as of December 31 are as follows:

	Non-Cancelable Operating Leases	Clinical Trial Expenses	Total

2003	$2,269,000	$3,750,000	$6,019,000
2004	2,169,000	—	2,169,000
2005	2,176,000	—	2,176,000
2006	2,186,000	—	2,186,000
2007	1,581,000	—	1,581,000
2008 and thereafter	1,044,000	—	1,044,000

Total	$11,425,000	$3,750,000	$15,175,000

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

We will also need to raise additional capital if the Thai Phase III clinical trials are delayed or more costly than currently anticipated, or if commercialization is delayed for any other reason. Our future capital requirements are also dependent on several other factors, including:

•	the progress of other internal research and development projects;

•	the timing and ability to negotiate government contracts or grants;

•	the need for leasehold improvements to facilities and the purchase of additional capital equipment;

•	the ability to attract and negotiate business development opportunities; and

•	the timing of revenue, from our vaccine candidates.

40

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

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not have any guarantees nor do we provide any guarantees for others. We do not expect the adoption of FIN 45 to have a material effect on our financial condition or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material effect on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock Based Compensation and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for fiscal years ending after December 15, 2002. We have included the disclosure in our financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption of FIN 46 to have a material effect on our financial condition or results of operations.

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
VaxGen, Inc.:

We have audited the accompanying balance sheets of VaxGen, Inc. (a development stage enterprise) as of December 31, 2002 and 2001, and the related statements of operations, cash flows, and stockholders’ equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2002 and the period from November 27, 1995 (inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations during its development stage and expects to have a working capital deficiency for 2003 that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the accompanying financial statements, the balance sheets as of December 31, 2002 and 2001 and the related statements of operations, cash flows, and stockholders’ equity (deficit) and comprehensive loss for the years then ended and for the period from November 27, 1995 (inception) through December 31, 2002 have been restated.

/s/ KPMG LLP

Mountain View, California
February 7, 2003, except for Note 2, which is as of November 19, 2003

VaxGen, Inc. (A Development Stage Enterprise) BALANCE SHEETS ASSETS

	December 31, 2002 (As Restated)	December 31, 2001 (As Restated)

Current assets:
Cash and cash equivalents	$4,449,000	$7,499,000
Investment securities	13,572,000	40,911,000
Accounts receivable, net of allowance for doubtful accounts
of $487,000 as of December 31, 2002 and $487,000 as of
December 31, 2001	1,302,000	438,000
Accounts receivable–related party	440,000	—
Deferred costs	1,379,000	—
Prepaid expenses and other current assets	1,765,000	1,338,000

Total current assets	22,907,000	50,186,000
Property and equipment, net	3,309,000	2,987,000
Restricted cash	1,033,000	—
Investment in affiliate	268,000	—
Employee loans receivable	135,000	55,000
Other assets	385,000	144,000

Total assets	$28,037,000	$53,372,000

See accompanying notes to financial statements. 44

VaxGen, Inc. (A Development Stage Enterprise) BALANCE SHEETS LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2002 (As Restated)	December 31, 2001 (As Restated)

Current liabilities:
Payable to Genentech	$1,900,000	$2,250,000
Accounts payable	595,000	557,000
Accrued clinical trial expenses	2,455,000	894,000
Accrued liabilities	3,705,000	1,212,000
Deferred revenues	917,000	—
Warrant valuation obligation	5,780,000	1,771,000
Current portion of long-term obligations	15,000	31,000

Total current liabilities	15,367,000	6,715,000
Deferred rent	606,000	—

Other long-term obligations	—	22,000
Redeemable convertible preferred stock, $0.01 par
value, 20,500 shares authorized:
Series A 6% cumulative, $0.01 par value, 3,800 and
20,000 shares issued and outstanding at December 31,
2002 and December 31, 2001, respectively (liquidation
preference of $3,800,000 and $20,000,000 at December 31,
2002 and December 31, 2001, respectively)	1,497,000	15,254,000
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares
authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized;
15,777,064 and 14,300,600 shares issued and outstanding
at December 31, 2002 and December 31, 2001, respectively	157,000	143,000

Additional paid in capital	154,007,000	124,880,000
Deferred stock compensation	(94,000)	(516,000)
Accumulated other comprehensive income–
unrealized gain on investment securities	298,000	877,000
Deficit accumulated during the development stage	(143,801,000)	(94,003,000)

Total stockholders’ equity	10,567,000	31,381,000

Total liabilities and stockholders’ equity	$28,037,000	$53,372,000

See accompanying notes to financial statements. 45

VaxGen, Inc. (A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

				Period from Inception (November 27, 1995) through December 31, 2002 (As Restated)

	Year Ended December 31,

	2002 (As Restated)	2001 (As Restated)	2000

Revenue:
Research grant and contract revenue	$ 1,055,000	$895,000	$275,000	$2,225,000
Related party services revenue	527,000	—	—	527,000

Total revenues	1,582,000	895,000	275,000	2,752,000
Operating expenses:
Research and development:
Genentech charges	1,313,000	2,422,000	3,210,000	13,091,000
Other	19,662,000	14,279,000	15,303,000	72,764,000

Total research and development	20,975,000	16,701,000	18,513,000	85,855,000
General and administrative expenses	14,373,000	11,823,000	17,465,000	55,683,000

Loss from operations	(33,766,000)	(27,629,000)	(35,703,000)	(138,786,000)

Other income (expense):
Investment income	2,037,000	3,274,000	3,922,000	13,299,000
Interest expense	(4,000)	(19,000)	(22,000)	(92,000)
Equity in loss of affiliate	(11,000)	—	—	(11,000)
Warrant valuation adjustment	(4,009,000)	1,736,000	—	(2,273,000)

Total other (expense) income, net	(1,987,000)	4,991,000	3,900,000	10,923,000

Net loss	(35,753,000)	(22,638,000)	(31,803,000)	(127,863,000)
Charges related to Redeemable
Convertible Preferred Stock:
Dividends	(1,090,000)	(740,000)	—	(1,830,000)
Accretion to redemption value	(3,155,000)	(1,010,000)	—	(4,165,000)
Beneficial conversion charges	(9,800,000)	(143,000)	—	(9,943,000)

Net loss applicable to common
stockholders	$ (49,798,000)	$(24,531,000)	$(31,803,000)	$(143,801,000)

Basic and diluted loss per share
applicable to common
stockholders	$ (3.42)	$(1.73)	$(2.33)

Weighted average shares used in
computing basic and diluted
loss per share	14,567,000	14,145,000	13,636,000

See accompanying notes to financial statements. 46

VaxGen, Inc. (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

				Period from Inception November 27, 1995) through December 31, 2002 (As Restated)
	Year Ended December 31,

	2002 (As Restated)	2001 (As Restated)	2000

Cash flows from operating activities:
Net loss	$(35,753,000)	$(22,638,000)	$(31,803,000)	$(127,863,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,001,000	891,000	779,000	3,259,000
Amortization of premiums and
discounts on investment securities	66,000	(311,000)	296,000	(764,000)
Stock compensation expense	730,000	1,267,000	9,958,000	15,287,000
Note receivable allowance	—	487,000	—	487,000
Warrants issued to consultants	135,000	228,000	—	363,000
Non-cash warrant valuation adjustments	4,009,000	(1,736,000)	—	2,273,000
Equity in loss of affiliate	11,000	—	—	11,000
Changes in assets and liabilities:
Accounts receivable	(1,304,000)	2,183,000	(2,604,000)	(1,924,000)
Deferred costs	(1,379,000)	—	—	(1,379,000)
Prepaid expenses and other current assets	(436,000)	(15,000)	(578,000)	(2,485,000)
Restricted cash	(1,033,000)	—	—	(1,033,000)
Employee loans receivable	(80,000)	—	(55,000)	(135,000)
Other assets	(241,000)	25,000	—	(274,000)
Payable to Genentech	(350,000)	179,000	1,254,000	1,900,000
Deferred revenues	917,000	—	—	917,000
Deferred rent	606,000	—	—	606,000
Accounts payable, accrued liabilities
and other long-term obligations	4,061,000	(559,000)	430,000	7,070,000

Net cash used in operating activities	(29,040,000)	(19,989,000)	(22,323,000)	(103,684,000)

Cash flows from investing activities:
Purchase of investment securities	(15,767,000)	(25,060,000)	(23,335,000)	(181,274,000)
Proceeds from sale and maturities of
investment securities	42,461,000	28,081,000	34,891,000	168,764,000
Purchase of property and equipment	(1,323,000)	(676,000)	(1,124,000)	(6,421,000)
Investment in affiliate	(279,000)	—	—	(279,000)
Long-term lease deposits	—	—	—	(120,000)

Net cash provided by (used in)
investing activities	25,092,000	2,345,000	10,432,000	(19,330,000)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	18,342,000	—	18,342,000
Payments under capital lease obligations	(38,000)	(33,000)	(34,000)	(123,000)
Proceeds from issuance of common stock, net of issuance
costs of $8,594,000	—	—	—	103,960,000
Return of capital on redeemable convertible preferred stock	(300,000)	—	—	(300,000)
Exercise of employee stock options	962,000	1,306,000	1,288,000	4,208,000
Employee stock purchase plan	274,000	102,000	—	376,000
Loans from Genentech	—	—	—	1,000,000

Net cash provided by financing activities	898,000	19,717,000	1,254,000	127,463,000

Increase (decrease) in cash and cash equivalents	(3,050,000)	2,073,000	(10,637,000)	4,449,000
Cash and cash equivalents at beginning of
period	7,499,000	5,426,000	16,063,000	—

Cash and cash equivalents at end
of period	$4,449,000	$7,499,000	$5,426,000	$4,449,000

VaxGen, Inc. (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (continued)

				Period from Inception November 27, 1995) through December 31, 2002 (As Restated)
	Year Ended December 31,

	2002 (As Restated)	2001 (As Restated)	2000

Supplemental schedule of non cash
investing and financing activities:
Dividends paid to redeemable convertible preferred
stockholders through the issuance of common stock	$1,090,000	$740,000	$—	$1,830,000
Accretion of redemption value of redeemable
convertible preferred stock	3,155,000	1,010,000	—	4,165,000
Recognition of beneficial conversion feature
of redeemable convertible preferred stock	9,800,000	143,000	—	9,943,000
Recognition of fair value of common stock warrants issued
with redeemable convertible preferred stock	—	3,507,000	—	3,507,000
Recognition of valuation adjustment to fair value of common
stock warrants issued with redeemable convertible
preferred stock	4,009,000	(1,736,000)	—	2,273,000
Conversion of redeemable convertible preferred stock
into common stock	16,200,000	—	—	16,200,000
Reclassification of unaccreted portion of financing costs
from preferred stock to equity upon conversion	849,000	—	—	849,000
Equipment acquired through capital leases	—	—	—	138,000
Issuance of stock through conversion of
Genentech note payable	—	—	—	1,000,000
Note receivable partially settled by
severance obligation	—	406,000	—	406,000

See accompanying notes to financial statements. 48

VaxGen, Inc. (A Development Stage Enterprise)

Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

	Shares	Amount

Balance at inception (November 27, 1995)	—	$—	$—	$—	$—	$—	$—
Net and total comprehensive loss for the
period from inception to
December 31, 1995	—	—	—	—	—	(30,000)	(30,000)

Balance at December 31, 1995	—	—	—	—	—	(30,000)	(30,000)
Shares issued at $0.02 per share from April
through October 1996:
Genentech for technology	1,150,000	11,000	12,000	—	—	—	23,000
Other founders for cash	980,000	10,000	10,000	—	—	—	20,000
Net and total comprehensive loss	—	—	—	—	—	(2,082,000)	(2,082,000)
Balance at December 31, 1996	2,130,000	21,000	22,000	—	—	(2,112,000)	(2,069,000)
Sale of shares in private placement at $7.00
per share from March through June 1997 for
cash, net of issuance costs of $2,248,000	3,607,047	36,000	22,965,000	—	—	—	23,001,000
Sale of shares to Genentech concurrent
with private placement in March 1997
at $7.00 per share for cash	285,714	3,000	1,997,000	—	—	—	2,000,000
Genentech exercise of warrants at $0.02 per
share in October 1997 for cash	86,640	1,000	1,000	—	—	—	2,000
Comprehensive loss:
Net loss	—	—	—	—	—	(3,060,000)	(3,060,000)
Net unrealized gain on
investment securities	—	—	—	—	8,000	—	8,000

Total comprehensive loss	—	—	—	—	—	—	(3,052,000)

Balance at December 31, 1997	6,109,401	61,000	24,985,000	—	8,000	(5,172,000)	19,882,000
Exercise of employee stock options
at $7.00 per share in June and
July 1998 for cash	5,750	—	40,000	—	—	—	40,000
Sale of shares in private placement in
December 1998 at $9.50 per share for
cash, net of issuance costs of $ 764,000	986,097	10,000	8,594,000	—	—	—	8,604,000
Comprehensive loss:
Net loss	—	—	—	—	—	(9,163,000)	(9,163,000)
Net unrealized gain on
investment securities	—	—	—	—	35,000	—	35,000

Total comprehensive loss	—	—	—	—	—	—	(9,128,000)

VaxGen, Inc. (A Development Stage Enterprise)

Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

	Shares	Amount

Balance at December 31, 1998	7,101,248	71,000	33,619,000	—	43,000	(14,335,000)	19,398,000
Sale of shares in private placement in
January 1999 at $9.50 per share for
cash, net of issuance costs of $274,000	583,913	6,000	5,267,000	—	—	—	5,273,000
Deferred compensation on options and
warrants	—	—	5,557,000	(3,197,000)	—	—	2,360,000
Compensation expense from stock options	—	—	—	972,000	—	—	972,000
Sale of shares in initial public offering on
June 30, 1999 at $13.00 per share for cash,
net of issuance costs of $3,963,000	3,100,000	31,000	36,306,000	—	—	—	36,337,000
Sale of shares in over allotment on July 13,
1999 at $13.00 per share for cash, net of
issuance costs of $423,000	465,000	5,000	5,617,000	—	—	—	5,622,000
Sale of shares in private placement in
December 1999 at $11.50 per share for
cash, net of issuance costs of $922,000	2,173,913	21,000	24,057,000	—	—	—	24,078,000
Exercise of employee stock options at $7.00
per share for cash	87,491	1,000	611,000	—	—	—	612,000
Comprehensive loss:
Net loss	—	—	—	—	—	(23,334,000)	(23,334,000)
Net unrealized loss on investment securities	—	—	—	—	(168,000)	—	(168,000)

Total comprehensive loss	—	—	—	—	—	—	(23,502,000)

Balance at December 31, 1999	13,511,565	135,000	111,034,000	(2,225,000)	(125,000)	(37,669,000)	71,150,000

See accompanying notes to financial statements. 50

VaxGen, Inc. (A Development Stage Enterprise)

Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

	Shares	Amount

Exercise of stock options and warrants at prices
ranging from $7.00 to $17.69 for cash	208,334	2,000	1,286,000	—	—	—	1,288,000
Issuance of common stock at $24.25 per
share in November 2000 in connection with
success bonus	325,757	3,000	7,897,000	—	—	—	7,900,000
Deferred compensation on stock options, net	—	—	473,000	(528,000)	—	—	(55,000)
Compensation expense from stock options	—	—	1,027,000	1,086,000	—	—	2,113,000
Comprehensive loss:
Net loss	—	—	—	—	—	(31,803,000)	(31,803,000)
Net unrealized gain on investment securities	—	—	—	—	479,000	—	479,000

Total comprehensive loss	—	—	—	—	—	—	(31,324,000)

Balance at December 31, 2000	14,045,656	$140,000	$121,717,000	$(1,667,000)	$354,000	$(69,472,000)	51,072,000

VaxGen, Inc. (A Development Stage Enterprise)

Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

	Shares	Amount

Exercise of stock options and
warrants at prices ranging from $7.00 to
$17.69 for cash	149,214	2,000	1,304,000	—	—	—	1,306,000
Beneficial conversion feature of redeemable
convertible preferred stock	—	—	734,000	—	—	—	734,000
Amortization of beneficial conversion feature
of redeemable convertible
preferred stock	—	—	—	—	—	(143,000)	(143,000)
Accretion of redemption value of
redeemable convertible preferred stock	—	—	—	—	—	(1,010,000)	(1,010,000)
Issuance of common stock as a dividend
payment associated with redeemable
convertible preferred stock	65,253	1,000	739,000	—	—	(740,000)	—
Issuance of common stock in connection
with 401(k) matching contribution	12,127	—	206,000	—	—	—	206,000
Issuance of common stock for Employee
Stock Purchase Plan	9,975	—	102,000	—	—	—	102,000
Issuance of common stock in connection
with employee’s separation agreement	18,375	—	347,000	—	—	—	347,000
Warrants issued to consultants	—	—	228,000	—	—	—	228,000
Deferred compensation on stock options, net	—	—	(497,000)	497,000	—	—	—
Compensation expense from stock options	—	—	—	654,000	—	—	654,000
Comprehensive loss:
Net loss	—	—	—	—	—	(22,638,000)	(22,638,000)
Net unrealized gain on investment securities	—	—	—	—	523,000	—	523,000

Total comprehensive loss	—	—	—	—	—	—	(22,115,000)

Balance at December 31, 2001 (as restated)	14,300,600	$143,000	$124,880,000	$(516,000)	$877,000	$(94,003,000)	$31,381,000

VaxGen, Inc. (A Development Stage Enterprise)

Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity (Deficit)

	Shares	Amount

Exercise of stock options and
warrants at prices ranging from $7.00 to
$14.63 for cash	104,401	1,000	961,000	—	—	—	962,000
Conversion of preferred stock to common
stock	1,172,436	12,000	16,559,000	—	—	(371,000)	16,200,000
Reclassification of unaccreted portion of financing
costs from preferred stock to
equity upon conversion	—	—	(849,000)	—	—	(1,397,000)	(2,246,000)
Beneficial conversion feature of redeemable
convertible preferred stock	—	—	11,061,000	—	—	—	11,061,000
Amortization of beneficial conversion feature
of redeemable convertible
preferred stock	—	—	—	—	—	(511,000)	(511,000)
Recognition of unamortized beneficial
conversion feature of redeemable
convertible preferred stock
upon conversion	—	—	—	—	—	(9,289,000)	(9,289,000)
Accretion of redemption value of
redeemable convertible preferred stock	—	—	—	—	—	(1,758,000)	(1,758,000)
Issuance of common stock as a dividend
payment associated with redeemable
convertible preferred stock related to
conversion of preferred stock	114,300	1,000	718,000	—	—	(719,000)	—
Issuance of common stock in connection
with 401(k) matching contribution	36,002	—	297,000	—	—	—	297,000
Issuance of common stock for Employee
Stock Purchase Plan	49,325	—	274,000	—	—	—	274,000
Warrants issued to consultants	—	—	135,000	—	—	—	135,000
Deferred compensation on stock options, net	—	—	(29,000)	29,000	—	—	—
Exercise of stock options and
Compensation expense from stock options	—	—	—	393,000	—	—	393,000
Comprehensive loss:
Net loss	—	—	—	—	—	(35,753,000)	(35,753,000)
Net unrealized loss on investment securities	—	—	—	—	(579,000)	—	(579,000)
Total comprehensive loss	—	—	—	—	—	—	(36,332,000)

Balance at December 31, 2002 (as restated)	15,777,064	$157,000	$154,007,000	$(94,000)	$298,000	$(143,801,000)	$10,567,000

VAXGEN, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

      Nature of Development Stage Activities

VaxGen, Inc. (the “Company”) is a development stage biotechnology company originally formed to develop a vaccine (AIDSVAX®) intended to prevent HIV. In 2002, the Company broadened its product development portfolio to also include bio-defense vaccines. The Company was incorporated on November 27, 1995 and since that date its principal activities have included defining and conducting research programs, conducting human clinical trials, raising capital and recruiting scientific and management personnel.

The Company’s development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability of the Company’s products and processes. The Company is dependent on Genentech to provide certain research and development support and vaccine production (Note 4).

      Going Concern Uncertainty

The financial statements of the Company have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company may not be able to continue its operations because it has experienced significant operating losses, which it expects will continue, and has insufficient sources of funding its operations. In order for the Company to remain a going concern it will require significant additional funding in the near term. The Company is exploring opportunities to raise capital through equity offerings, the issuance of debt securities, strategic alliances and other financing vehicles. However, there can be no assurance that any such additional financing will be available to the Company on the terms that it deems acceptable, if at all. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects the cash and cash equivalents at December 31, 2002, will be sufficient to fund operations according to its current plan through the third quarter of 2003. External cash requirements are expected to be lower during the last half of 2003 because of anticipated revenues from the Company’s contract with the NIH related to the development of an anthrax vaccine and other revenue sources. Should management’s plan not develop as anticipated, the Company will restrict additional planned activities and operations, as necessary, to sustain operations and conserve cash resources.

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

The Company’s fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement, and are generally based on specific services or products to be delivered. In the event payment terms are provided that differ significantly from our standard business practices and collectibility is not reasonably assured, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees are paid.

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

      Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123", which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

	Year ended December 31,

	2002 (As Restated)	2001 (As Restated)	2000

Net loss applicable to common
stockholders	$(49,798,000)	$(24,531,000)	$(31,803,000)

Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	595,000	1,039,000	2,058,000

Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(6,332,000)	(5,641,000)	(4,470,000)

Net loss applicable to common
stockholders – pro forma	$(55,535,000)	$(29,133,000)	$(34,215,000)

Loss per share – basic and diluted	$(3.42)	$(1.73)	$(2.33)

Loss per share—basic and diluted, pro forma	$(3.81)	$(2.06)	$(2.51)

      Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income (loss). For the Company, these include unrealized gains or losses on available-for-sale securities.

      Loss Per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and shares of the Company’s Series A Redeemable Convertible Preferred Stock, which are listed below assuming that the shares of the redeemable convertible preferred stock converted into shares of the Company’s common stock. For all periods presented, such potential common shares were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include:

	December 31,

	2002	2001	2000
Options to purchase common stock	3,196,130	2,213,252	1,560,656
Warrants to purchase common stock	950,261	717,265	416,488
Redeemable convertible preferred stock	268,875	861,383	—

Total	4,415,266	3,791,900	1,977,144

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

      Impairment of Long-Lived Assets

The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” Additionally, SFAS No. 144 established more restrictive criteria to classify an asset (group) as “held for sale.” The adoption of SFAS No. 144 did not have a material impact on the Company’s financial results.

Accordingly, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows (undiscounted and excluding interest) expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted future cash flows expected to be generated by such assets. Assets “held for sale” are reported at the lower of their carrying amount or fair market value less costs to sell.

      Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

      Business Segments

The Company operates one business segment, the development of vaccines that immunize against infectious diseases.

      New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material effect on its financial condition or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any guarantees nor does it provide any guarantees for others. The Company does not expect the adoption of FIN 45 to have a material effect on its financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” — an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock Based Compensation and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for fiscal years ending after December 15, 2002. The disclosures are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption of FIN 46 to have a material effect on its financial condition or results of operations.

2. Restatement

In October 2003, the Company discovered an error related to the classification and valuation of warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock. As a result, the financial statements for the fiscal year 2002 and for the second, third and fourth fiscal quarters of 2001 are restated in this Form 10-K/A. Restated financial statements reflect adjustments relating to the recognition, classification and valuation of warrants and beneficial conversion features relating to the Company’s Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company. As such, the Company has reclassified these warrants from equity to a liability. As a result of the restatement, the net loss applicable to common stockholders increased by $1,818,000 for the two-year period ended December 31, 2002.

•	For fiscal 2002, the net loss applicable to common stockholders increased to $49,798,000 from $45,653,000 and basic and diluted loss per share applicable to common stockholders increased to $(3.42) from $(3.13), each as compared to the amounts previously reported by VaxGen on its Form 10-K filed on March 31, 2003.

•	For fiscal 2001, the net loss applicable to common stockholders decreased to $24,531,000 from $26,858,000 and basic and diluted loss per share applicable to common stockholders decreased to $(1.73) from $(1.90), each as compared to the amounts previously reported by VaxGen on its Form 10-K filed on March 31, 2003.

The restated financial statements reflect the following adjustments during the past two fiscal years:

•	In the second quarter of 2001, the Company reclassified $3,507,000, the initial value assigned to warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock financing, from stockholders’ equity to current liabilities.

•	Beginning on June 30, 2001 and in each subsequent quarter the restated financial statements reflect a non-cash expense or credit based on the fair market value of the warrants measured as of the end of each quarter, and a corresponding change in the current liability.

•	The value of beneficial conversion features totaling $11,795,000, originally recorded as immediate deemed dividends to preferred stockholders of $734,000 in 2001 and $11,061,000 in 2002, has been reclassified to Redeemable Convertible Preferred Stock and is now amortized over the period ending on the redemption date, May 23, 2004. Upon conversions of Series A Redeemable Convertible Preferred Stock prior to the redemption date, of which two conversions occurred in 2002, the related unamortized value of beneficial conversion features and the unamortized value of the warrants have been recorded as a beneficial conversion feature charge of $10,686,000 in 2002.

See Note 16 for a summary of the adjustments for these periods on a quarterly basis. The principal effects of these adjustments on the accompanying financial statements are set forth below:

	BALANCE SHEET
	As of December 31, 2002

	(As Restated)	(As Previously Reported)

Warrant valuation obligation	$5,780,000	—
Total current liabilities	15,367,000	$9,587,000
Redeemable convertible preferred stock	1,497,000	3,349,000
Additional paid in capital	154,007,000	156,117,000
Deficit accumulated during the development stage	(143,801,000)	(141,983,000)
Total stockholders' equity	10,567,000	14,495,000
59

	BALANCE SHEET
	As of December 31, 2001

	(As Restated)	(As Previously Reported)

Warrant valuation obligation	1,771,000	—
Total current liabilities	6,715,000	4,944,000
Redeemable convertible preferred stock	15,254,000	15,845,000
Additional paid in capital	124,880,000	128,387,000
Deficit accumulated during the development stage	(94,003,000)	(96,330,000)
Total stockholders' equity	31,381,000	32,561,000

	STATEMENTS OF OPERATIONS

	For the Years Ended December 31,				Period from Inception (November 27, 1995) through December 31, 2002
	2002 (As Restated)	2002 (As Previously Reported)	2001 (As Restated)	2001 (As Previously Reported)	(As Restated)	(As Previously Reported)
Warrant valuation adjustment	$(4,009,000)	$—	$1,736,000	$—	$(2,273,000)	$—
Total other income (expense), net	(1,987,000)	2,022,000	4,991,000	3,255,000	10,923,000	13,196,000
Net loss	(35,753,000)	(31,744,000)	(22,638,000)	(24,374,000)	(127,863,000)	(125,590,000)
Accretion to redemption value	(3,155,000)	(1,758,000)	(1,010,000)	(1,010,000)	(4,165,000)	(2,768,000)
Beneficial conversion charges	(9,800,000)	(11,061,000)	(143,000)	(734,000)	(9,943,000)	(11,795,000)
Net loss applicable to common
stockholders	(49,798,000)	(45,653,000)	(24,531,000)	(26,858,000)	(143,801,000)	(141,983,000)

Basic and diluted loss per share
applicable to common
stockholders	(3.42)	(3.13)	(1.73)	(1.90)
Weighted average shares used in
computed basic and diluted
loss per share	14,567,000	14,567,000	14,145,000	14,145,000

60

	STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,				Period from Inception (November 27, 1995) through December 31, 2002
	2002		2001
	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)

Net loss	$(35,753,000)	$(31,744,000)	$(22,638,000)	$(24,374,000)	$(127,863,000)	$(125,590,000)
Non-cash warrant valuation adjustments	4,009,000	—	(1,736,000)	—	2,273,000	—

Supplemental schedule of non-cash investing and financing activities:

Accretion of redemption value of redeemable
convertible preferred stock	(3,155,000)	1,758,000	1,010,000	1,010,000	(4,165,000)	(2,768,000)
Recognition of beneficial conversion feature
of redeemable convertible preferred stock	9,800,000	11,061,000	143,000	734,000	(9,943,000)	(11,795,000)
Recognition of valuation adjustment to fair value of common stock warrants issued with redeemable convertible preferred stock	4,009,000	—	(1,736,000)	—	2,273,000	—
Reclassification of unaccreted portion of financing costs from preferred stock to equity upon conversion	849,000	2,244,000	—	—	849,000	2,245,000

3. Investment Securities

The following summarizes the Company’s available for sale investment securities at December 31:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

2002:
Government obligations	$7,059,000	$170,000	$—	$7,229,000
Corporate obligations	6,215,000	128,000	—	6,343,000

	$13,274,000	$298,000	$—	$13,572,000

2001:
Government obligations	$11,098,000	$157,000	$(6,000)	$11,249,000
Corporate obligations	28,936,000	731,000	(5,000)	29,662,000

	$40,034,000	$888,000	$(11,000)	$40,911,000

Amortized cost and market value of investment securities at December 31, 2002 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities	Cost	Value

Due in 1 year or less	$1,211,000	$1,234,000
Due between 1 year to 3 years	12,063,000	12,338,000

	$13,274,000	$13,572,000

Investment income, net, includes interest of $1,635,000, $2,832,000 and $3,909,000 earned on investments and realized gains of $402,000, $442,000 and $13,000 realized upon the sale of investments for 2002, 2001 and 2000, respectively.

4. Property and Equipment

The following is a summary of property and equipment as of December 31:

	2002	2001

Furniture and equipment	$4,028,000	$3,273,000
Leasehold improvements	2,495,000	1,959,000

	6,523,000	5,232,000
Less accumulated depreciation and amortization	3,214,000	2,245,000

	$3,309,000	$2,987,000

5. Relationship with Genentech

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

In connection with reaching this goal, the Company is required to achieve the filing of the first market approval for a product with the FDA by May 2004, if it is able to meet all of the primary endpoints established in it’s current Phase III clinical trial. However if the Company does not meet all of its primary endpoints, the filing requirement date would be extended to May 2006. In addition, the Agreement could be terminated if either party fails to comply with any of its material obligations or in the event of insolvency or bankruptcy of either party.

As part of the amended and restated license and supply agreement, Genentech gave up its option to manufacture the vaccine and a one-time option to be responsible for marketing the vaccine worldwide. Under the amended and restated Agreement, the Company granted Genentech an exclusive option to use, sell, offer for sale and import, on an exclusive basis, the licensed vaccine in the U.S., Mexico and Canada (North America). This option would be exercisable by Genentech any time prior to 90 days from the date the Company delivers the final report of the Phase III clinical trial and a detailed calculation of the Company’s development costs to Genentech. Should Genentech exercise its North American marketing option, Genentech will pay a license fee to the Company equal to 33% of the Company’s developmental costs of the initial AIDSVAX product (including the Phase III clinical trials and regulatory submissions). In addition, Genentech and the Company would share in the net profits in North America, whereby 70% would go to Genentech and 30% would go to the Company. If Genentech does not elect its marketing option for North America, and in any event for all sales outside of North America, the Company will pay a royalty equal to fifteen percent of net sales to Genentech, except that the royalty owed to Genentech for sales made by the Company to the World Health Organization or the United Nations for use in a third world county at a price lower than the average price charged in private markets in such a country, then the royalty owed Genentech will be proportionately adjusted to a minimum rate of 7.5%.

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

6. Series A Redeemable Convertible Preferred Stock Financing

The Company entered into a Securities Purchase Agreement dated as of May 23, 2001 with four investors, whereby the Company received approximately $20,000,000 in consideration for the sale of 20,000 shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Preferred Stock”) and the issuance of Common Stock Purchase Warrants described below. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds of approximately $18,300,000. These proceeds will be used to prepare the Company’s HIV/AIDS vaccine, AIDSVAX, for commercial-scale manufacturing if it proves effective, the potential development of new adjuvants and general corporate purposes. As of December 31, 2002, 3,800 shares of Preferred Stock were outstanding.

A summary of the significant terms of the Preferred Stock financing are as follows:

Conversion

Each share of Preferred Stock can be converted into common stock at the option of the holder at any time after issuance according to a conversion ratio, subject to adjustment for dilution or certain equity adjustments. The initial conversion ratio is determined by dividing the liquidation value ($1,000 per share plus accrued dividends) by the original conversion price of $23.2185 per share then multiplied by the number of shares to be converted. During the fourth quarter of 2002, one of the holders of Preferred Stock exercised a warrant, which had the effect, under the anti-dilution provisions applicable to the Preferred Stock, of reducing the conversion price of the Preferred Stock to $14.133. During the fourth quarter of 2002, two investor’s converted 16,200 shares in the aggregate of Preferred Stock in exchange for 1,172,436 shares of common stock, which included shares issued for accrued but unpaid dividends.

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

The Company accounts for the difference between the carrying amount of redeemable convertible preferred stock and the redemption amount by increasing the carrying amount for periodic accretion, so that the carrying amount will equal the redemption amount at the scheduled redemption date. The accretion of the redemption value of the Preferred Stock for 2002 and 2001 was $12,955,000 and $1,153,000, respectively. Included in the accretion were amounts related to Preferred Stock issuance cost and discounts originated by beneficial conversion options and warrants.

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

Common Stock Purchase Warrants

In connection with the Preferred Stock financing, we issued Common Stock Purchase Warrants (the “Warrants”) initially for the purchase of 297,177 shares of common stock to the Preferred Stock investors. The Warrants, which expire on May 23, 2006, originally had an exercise price of $25.2375 per share; however, effective as of May 23, 2002, the exercise price was adjusted to $14.133 per share and the number of shares issuable on exercise of the warrants increased to 530,674, in accordance with the terms of the Warrants. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company.

We have valued the Warrants at $11.80 per share, resulting in a total value of approximately $3,500,000 at issuance. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to current liabilities. The fair value of the Warrants was calculated using the Black-Scholes model with the following inputs; exercise price of $19.51, five year expected life, risk-free interest rate of 4.96% divided yield of zero, volatility of 75% and a marketability discount of 10%. The discount is being amortized over three years, and accordingly, net loss to common stockholders for the years ended December 31, 2002 and 2001 reflected non-cash charges of $1,169,000 and $682,000. As a result of the conversion of Preferred Stock in the fourth quarter of 2002, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the Warrants as a deemed dividend to common stockholders of $1,397,000 during the fourth quarter of 2002.

The valuation of the warrants and the corresponding current liability is re-measured quarterly and the restated financial statements reflect a non-cash expense or credit based on the change in the fair market value of the warrants as measured at the end of each fiscal quarter. Accordingly, the restated financial statements for the years ended December 31, 2002 and 2001 reflected a non-cash expense of $4,009,000 and non-cash credit of $1,736,000, respectively, relating to the periodic revaluation of the warrant liability.

Effect of Beneficial Conversion Feature

The Company’s Preferred Stock was issued with a beneficial conversion feature, which was valued at $734,000. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as a discount to the preferred stockholders. The beneficial conversion feature discount is being accreted over the stated redemption date in accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (EITF 00-27).

As noted above, one of the holders of Preferred Stock exercised a warrant, which had the effect, under the anti-dilution provisions applicable to the Preferred Stock, of reducing the conversion price of the Preferred Stock to $14.133. The reduction in conversion price resulted in an additional 553,044 shares of common stock issuable upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature in accordance with EITF No. 00-27. The contingent beneficial conversion feature was measured by multiplying the incremental shares by the fair value of the Company’s common stock on the commitment date of May 23, 2001. The fair value of the Company’s common stock on the commitment date was $20.00 per share. Accordingly, the Company recorded a contingent beneficial conversion feature in the amount of $11,061,000, which was recorded as paid in capital and as a discount to the Preferred Stock. The contingent beneficial conversion feature discount is also being accreted to the stated redemption date, May 23, 2004.

As noted above, two investors converted their Preferred Stock into common during the fourth quarter of 2002. The unamortized discount related to the beneficial conversion feature relating to the shares converted was recorded as a beneficial conversion feature charge of $9,289,000.

7. Celltrion Joint Venture

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

As of December 31, 2002, the South Korean investors had contributed approximately $40.75 million in cash to Celltrion of the $47.0 million in cash that the joint venture agreement between the Company and Celltrion requires to have been funded by the end of August 2002, and secured a $40 million loan with a Korean bank. As a result of the cash investment, the Company currently has a 48.9% interest in Celltrion, although if funding is completed as intended, the Company’s interest will be approximately 44%. In the event that AIDSVAX is proven successful and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to the Company.

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

Under the terms of the joint venture agreement, Celltrion is obligated to invest $7 million to capitalize a new corporation, VaxGen-Celltrion, Inc. (“VCI”), and Celltrion will initially be the sole shareholder of VCI, receiving seven million shares of common stock in exchange for its $7 million capital contribution. The capitalization of VCI will be used to design and construct the manufacturing facility in the South San Francisco, California area for the Company’s use to support licensure and commercial launch of AIDSVAX, if it proves successful. If the Incheon facility is validated and licensed to produce AIDSVAX, the Company believes the VCI facility would be utilized to develop and manufacture other biopharmaceutical products for the Company. In addition, if the Company receives FDA approval to market AIDSVAX, the Company is required to purchase all VCI shares held by Celltrion, at a purchase price of $1.00 per share plus interest. In July 2002, Celltrion made an initial investment of $3 million to capitalize VCI, with the remaining $4 million funded in December 2002. At December 31, 2002, the Company’s direct interest in VCI equated to approximately 279,000 shares. The Board of Directors of VCI is comprised of three individuals, two of whom are from VaxGen. The Company will supervise the design and construction of the manufacturing facility and is responsible for all costs of validation, operation and licensure of the facility, provided, that the Company shall have the right to suspend or terminate its obligation with respect to such costs in the event that the outcome of the Company’s pending Phase III clinical trials of AIDSVAX are unfavorable or in the event that regulatory approval of AIDSVAX is otherwise delayed or denied. At the end of each calendar year, VCI will issue the Company one share of its common stock for every dollar expended by the Company in connection with the validation, operation and licensure of the facility. Based on the direct ownership interest in VCI as of December 31, 2002, the Company has determined that the equity method of accounting should be applied. Accordingly, equity in losses of VCI of $11,000 has been recognized.

8. Related Party Transactions

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

9. Initial Public and Private Placement Stock Offerings

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

10. Employee Benefit Plans

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

      (b) Company Employee Stock Purchase Plan

In May 2001, the stockholders of the company approved the VaxGen 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”). A total of 300,000 shares of Company common stock have been reserved for issuance under the 2001 Purchase Plan. All full-time employees are eligible to participate in the 2001 Purchase Plan. The 2001 Purchase Plan will be implemented by a series of offerings of approximately 24-months in duration. The initial offering will commence on July 2, 2001, and end on June 30, 2003. An additional offering will commence on the first business day of each subsequent calendar quarter of each year during the term of the 2001 Purchase Plan and end of last business day of the second December, March, June and September, respectively, occurring thereafter. Within the offering, there will be a series of eight quarterly “purchase period” commencing on the first business day of each July, October, January and April during the offering and ending on the last business day of the next September, December, March and June, respectively thereafter. The purchase price for shares of common stock purchased at the end of a purchase period in an offering will be the lesser of 85% of the market price of common stock on the commencement date of the offering, or 85% of the market price of common stock on the last business day of the purchase period. During any one calendar year, the maximum value of the common stock that may be purchased by a participant is $25,000. In 2002, 49,325 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $5.54. In 2001, 9,975 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $10.23. The 15% discount from the market price is considered compensation for SFAS No. 123 disclosure purposes only and is included in the SFAS No. 123 disclosure in note 1.

11. Stock Options and Warrants

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

      1998 Director Stock Option Plan

In 1998, the Board of Directors approved the 1998 Director Stock Option Plan (the Director Plan) for non-employee directors. In May 2002, the stockholders of the Company approved an increase in the number of shares of common stock authorized for issuance under the Director Plan to a total of 300,000 shares. As of December 31, 2002, non-employee directors have been granted options to purchase 56,520 shares of the Company’s common stock at exercise prices ranging from $7.00 per share to $20.85 per share. Such options vested immediately. Under the Director Plan, 10,000 options will automatically be granted to non-employee directors on the date of the annual shareholders’ meeting. The exercise price of each annual option grant is to be the fair market value of the Company’s common stock on the grant date. Each annual option grant fully vests on the first anniversary of its grant date, subject to certain meeting attendance requirements. At December 31, 2002, 243,480 shares were available for grant under the Director Plan.

The following is a summary of the Company’s stock option activity, and related information for the periods ended December 31, 2002, 2001 and 2000:

	2002		2001		2000

	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Balance at	2,213,252	$14.83	1,560,656	$12.47	1,255,138	$9.26
beginning of
year
Granted	1,307,407	8.60	1,047,267	17.98	503,064	19.18
Exercised	(97,817)	9.84	(144,252)	9.06	(151,528)	8.50
Canceled	(226,712)	18.96	(250,419)	16.10	(46,018)	11.38

Balance at end
of year	3,196,130	12.14	2,213,252	14.83	1,560,656	12.47

Options
exercisable at
year end	1,449,327	13.18	1,118,923	13.46	646,897	9.83

The weighted average remaining contractual life of stock options outstanding at December 31, 2002 is 8.2 years.
Detailed information on the options outstanding on December 31, 2002 by price range is set forth below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Remaining Shares Exercisable	Weighted Average Exercise Price

$5.17 - $5.74	420,200	9.5	$5.61	0	$0.00
$5.77 - $9.17	454,821	7.0	$7.42	282,221	$7.10
$9.25 - $9.50	577,043	7.3	$9.43	356,930	$9.50
$9.65 - $12.00	466,860	9.1	$11.03	123,942	$11.16
$12.05 - $14.80	323,717	8.2	$14.00	167,084	$13.90
$14.90 - $14.90	400,000	8.7	$14.90	200,000	$14.90
$14.99 - $24.00	494,842	8.0	$21.24	279,229	$21.54
$24.50 - $26.00	58,647	7.9	$25.09	39,921	$25.09

Total	3,196,130	8.2	$12.14	1,449,327	$13.18
The value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted assumptions: Stock Option Plans

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate	2.5%	4.8%	6.0%
Expected average life	4 years	4 years	4 years
Volatility	89%	87%	95%
Expected dividends	—	—	—
69
Employee Stock Purchase Plan

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate	2.5%	4.8%	—
Expected average life	.25 years	.25 years	—
Volatility	89%	87%	—
Expected dividends	—	—	—

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

In 1999, the Company agreed to issue warrants to purchase 34,783 shares of the Company’s common stock exercisable at $11.50 per share to certain consultants in connection with the Company’s 1999 private placement with Vulcan Ventures, Inc. The warrants are exercisable through 2009. As of December 31, 2002, 6,087 warrants have been exercised resulting in the issuance of 3,842 shares.

In 2001 and 2002, the Company agreed to issue warrants to purchase 24,000 shares of the Company’s common stock at exercise prices ranging from $11.52 to $20.25 per share to a legal consultant. As a result of the warrant issuance, the Company recorded legal expense of $135,000 in 2002 and $228,000 in 2001. The warrants are exercisable through 2012. As of December 31, 2002, none of the warrants have been exercised.

12. Income Taxes

The Company has reported no income tax benefits due to limitations on the recognition of deferred tax assets for financial reporting purposes.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows:

	December 31

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$47,659,000	$35,632,000
Equity compensation	168,000	132,000
Depreciation	289,000	90,000
Accrued liabilities	624,000	497,000
Research and experimentation credit carryforwards	5,636,000	4,303,000
Other	19,000	12,000

Total gross deferred tax assets	54,395,000	40,666,000
Less valuation allowance	(54,395,000)	(40,666,000)

Net deferred tax assets	$—	$—

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

13. Commitments

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

The Company entered into an 84-month office lease commencing June 2000. This lease is for 20,057 square feet. In connection with this lease agreement, a letter of credit in the amount of $477,097 was issued to the Company’s landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of December 31, 2002.

The Company entered into a 30-month laboratory sublease commencing October 2001. This lease is for 10,305 square feet of laboratory and office space.

In August 2002, the Company entered into a 75-month sublease agreement. This lease is for 49,919 square feet, which will be improved as manufacturing, laboratory and office space. In connection with this lease agreement, a letter of credit in the amount of $450,000 was issued to the Company’s landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of December 31, 2002.

Minimum annual payments under non-cancelable operating leases are as follows:

2003	$2,269,000
2004	2,169,000
2005	2,176,000
2006	2,186,000
2007	1,581,000
Thereafter	1,044,000

Rent expense for 2002, 2001, and 2000 was $3,110,000, $1,274,000 and $1,198,000, respectively.

      (b) Clinical Trials

In connection with Phase III clinical trials, the Company has contracted for the services of 59 medical clinics in North America and Europe and 17 medical clinics in Thailand associated with the Bangkok Metropolitan Administration. The clinics will provide the location, clinicians, oversight and volunteers for the three-year testing of the Company’s vaccine candidate. Payments will be made over the period based on the number of volunteers vaccinated, the number of return visits and the subsequent testing and follow-up of these volunteers. Total commitments are estimated to aggregate approximately $27,450,000, of which the company had paid approximately $4,800,000, $4,600,000 and $5,000,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Of the following estimated future payments, $2,400,000 of payments are for the medical clinics in the North America and Europe that were accrued for in 2002. Since these payments will be made in first quarter 2003, they are reflected in the $3,750,000 of payment obligations in 2003.

2003	$3,750,000
72

14. Legal Proceedings

VaxGen is party to various claims, investigations and legal proceedings arising in the ordinary course of business. The claims, investigations and legal proceedings related to shareholder suits alleging improper conduct and other issues. While there is no assurance that an adverse determination of any such matters could have a material adverse impact in any future period, management doe snot believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company’s financial position and results of operations and cash flows.

15. Non-cash Compensation Expense

Non-cash compensation expense for 2002, 2001 and 2000 was $730,000, $1,267,000 and $9,958,000, respectively.

Employment contracts with three members of management provided for the issuance of an aggregate of 325,757 shares of the Company’s common stock to these individuals if the public market valuation of a share of the Company’s common stock, as computed on a 30-day trailing average of the closing price of the Company’s common stock over such period as reported by The NASDAQ Stock Market®, is equal to or greater than $28.00 per share. In November 2000, the average price of $28.00 was achieved and accordingly, the 325,757 shares of common stock were issued to the three members of management. The Company recorded an immediate non-cash compensation charge to expense equal to the per share value of the common stock issued. The per share value of the stock upon issuance was $24.25 with a charge to expense equaling $7,900,000. The Company granted three 6-month loans aggregating $2,619,000 to three members of management. The loans are related to payroll taxes paid by the Company on behalf of the officers in connection with compensation incurred as a result of shares issued to the officers. Interest accrues on a monthly basis at a rate of 6% per annum beginning January 2001. Two of the secured loans were paid in full in June 2001, while the remaining loan is in default and is outstanding in the amount of $487,000, which is fully reserved as of December 31, 2002.

In December 2000, the Company recorded a $1,800,000 charge for costs related to the resignation of the Company’s chairman and chief executive officer. Costs included cash payments totaling $650,000 and a non-cash compensation charge of $1,150,000 related to acceleration of stock options.

16. Selected Quarterly Financial Data (Unaudited)

See Note 2 for nature of adjustments.

	Year Ended December 31, 2002
	(As Restated)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$18,000	$220,000	$132,000	$1,212,000
Net loss	(6,897,000)	(5,873,000)	(8,704,000)	(14,279,000)

Net loss applicable to
common stockholders	(7,692,000)	(6,670,000)	(9,531,000)	(25,905,000)
Net loss per share
applicable to common
stockholders—basic and
diluted	$(0.54)	$(0.47)	$(0.66)	$(1.71)
Weighted average shares
used in computing basic
and diluted loss per share	14,318,000	14,343,000	14,472,000	15,127,000
73

	Year Ended December 31, 2002 (As Reported)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$18,000	$220,000	$132,000	$1,212,000
Net loss	(6,965,000)	(6,663,000)	(7,760,000)	(10,355,000)
Net loss applicable to
common stockholders	(7,699,000)	(7,399,000)	(8,526,000)	(22,029,000)
Net loss per share
applicable to common
stockholders—basic and
diluted	$(0.54)	$(0.52)	$(0.59)	$(1.46)
Weighted average shares
used in computing basic
and diluted loss per share	14,318,000	14,343,000	14,472,000	15,127,000

	Year Ended December 31, 2001 (As Restated)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$75,000	$346,000	$—	$474,000
Net loss	(5,931,000)	(5,628,000)	(4,822,000)	(6,257,000)
Net loss applicable to
common stockholders	(5,931,000)	(5,917,000)	(5,613,000)	(7,070,000)
Net loss per share
applicable to common
stockholders—basic and
diluted	$(0.42)	$(0.42)	$(0.40)	$(0.50)
Weighted average shares
used in computing basic
and diluted loss per share	14,061,000	14,100,000	14,184,000	14,226,000

	Year Ended December 31, 2001 (As Reported)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$75,000	$346,000	$—	$474,000
Net loss	(5,931,000)	(5,854,000)	(6,192,000)	(6,397,000)
Net loss applicable to
common stockholders	(5,931,000)	(6,857,000)	(6,922,000)	(7,148,000)
Net loss per share
applicable to common
stockholders—basic and
diluted	$(0.42)	$(0.49)	$(0.49)	$(0.50)
Weighted average shares
used in computing basic
and diluted loss per share	14,061,000	14,100,000	14,184,000	14,226,000
74
Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Name of Director	Age	Principal Occupation	Director Since

Lance K. Gordon	55	Chief Executive Officer of VaxGen	2001
Donald P. Francis	60	President of VaxGen	1995
Phillip W. Berman	54	Senior Vice President, Research & Development
		of VaxGen	1997
David W. Beier	54	Partner, Hogan & Hartson L.L.P.	2001
Randall L-W. Caudill	56	President, Dunsford Hill Capital Partners	2001
Stephen C. Francis	62	Vice-Chairman, Fischer, Francis, Trees & Watts	1996
Michel Greco	59	Retired	2003
William D. Young	58	Chairman of the Board and Chief Executive
		Officer of ViroLogic, Inc.	1995

Lance K. Gordon, Ph.D. Dr. Gordon has served as our Chief Executive Officer and as a director since September 2001. Dr. Gordon served from May 1999 through March 2001, as the Executive Vice President of OraVax (now known as Acambis, Inc.) and the Director North America for Peptide Therapeutics as well as a member of the board of directors of Peptide. Peptide Therapeutics acquired OraVax in May 1999. Dr. Gordon served from 1990 to 1999 as the President and Chief Executive Officer and a member of the Board of Directors of OraVax, Inc. From January 1989 to June 1990, Dr. Gordon served as Senior Vice President and a member of the board of directors of North American Vaccine, Inc., a biopharmaceutical company. From April 1988 to January 1989, he served as Chief Executive Officer of American Vaccine Corporation and Selcore Laboratories, Inc., both of which are biopharmaceutical companies. From 1987 to 1988, Dr. Gordon was Associate Director, Infectious & Inflammatory Diseases, Clinical Pharmacology— Drug Medical Affairs, of E.R. Squibb & Sons, Inc., a pharmaceutical company. From 1981 to 1987, he was Director, Immunobiology Research at Connaught Laboratories, Ltd., a pharmaceutical company. During his seven years with Connaught Laboratories, Ltd., Dr. Gordon was responsible for both bacterial and viral research and development programs. He was the inventor and Project Director of the Connaught Haemophilus influenzae type b conjugate vaccine, ProHibit®. Dr. Gordon also serves on the advisory boards of the not-for-profit Albert Sabin Foundation and BioSciences Contract Production, a private biopharmaceutical services company. Dr. Gordon received a B.A. from California State University at Humboldt and a Ph.D. in Biomedical Science from the University of Connecticut. Dr. Gordon completed his postdoctoral fellowship at the Howard Hughes Medical Institute.

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

Phillip W. Berman, Ph.D. Dr. Berman is the inventor of AIDSVAX and has served as the Company’s Senior Vice President, Research & Development since April 1999. Dr. Berman served as Vice President of Research & Development from November 1997 to April 1999, and has served as a director since October 1997. From 1982 to 1997, Dr. Berman served in various capacities with Genentech, including Senior Scientist, Molecular Biology Department, and Staff Scientist, Department of Immunology and Department of Process Sciences. From 1984 until he joined VaxGen, Dr. Berman had research responsibilities in Genentech’s AIDS Vaccine Project. Dr. Berman received an A.B. in biology from the University of California, Berkeley, and a Ph.D. in biochemistry from Dartmouth College, and performed post-doctoral research at the Neurobiology Laboratory of the Salk Institute and the Department of Biochemistry and Biophysics at the University of California, San Francisco.

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

Michel Greco. Mr. Greco has served as a director since February 2003. From 1998 until his retirement in January 2003, Mr. Greco was President and Chief Operating Officer of Aventis Pasteur and later deputy CEO. From 1994 to 1998, he helped create and also served as president and CEO of Pasteur Merieux MSD, a joint venture between Merck & Co. and Pasteur Merieux Connaught. In addition to his nearly 35 years of experience in the pharmaceuticals industry, with an emphasis on vaccines, Mr. Greco has served as president of the European Vaccine Manufacturers, chairman of IFPMA’S biological group and a member of the World Health Organization’s Strategic Advisory Group of Experts. He also was a member of the European Union Task Force on Bioterrorism, and a board member of the French Pharmaceutical Association and president of its European Affairs Commission. Mr. Greco serves on the board of directors of ID Biomedical Corporation and PowderJect Pharmaceuticals Plc. Mr. Greco received a Master’s degree of Institut d’Etudes Politiques de Paris and an MBA from the Richard Ivey School of Business Administration at the University of Western Ontario.

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

      EXECUTIVE OFFICERS

Name	Age	Position

Lance K. Gordon	55	Chief Executive Officer — Director
Donald P. Francis	60	President — Director
Phillip W. Berman	54	Senior Vice President, Research & Development — Director
Marc J. Gurwith	63	Senior Vice President, Medical Affairs
Carter A. Lee	50	Senior Vice President, Finance & Administration
		Corporate Secretary
James P. Panek	49	Senior Vice President, Manufacturing Operations
Carmen M. Betancourt	47	Vice President, Regulatory Affairs & Quality Systems
William L. Heyward	52	Vice President, International Clinical Research
Roland Lance Ignon	46	Vice President, Corporate Communications
Piers C. Whitehead	40	Vice President, Corporate and Business Development

The biographies of Lance K. Gordon, Donald P. Francis and Philip W. Berman appear under “Directors” above.

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

James P. Panek. Mr. Panek has served as VaxGen Senior Vice President, Manufacturing Operations, since February 2002. From 1982 to 2001, Mr. Panek served in various capacities with Genentech, including Senior Vice President, Product Operations, and Vice President, Manufacturing, Engineering and Facilities, where he led the development of the world’s largest biotechnology manufacturing facility and was responsible for all operations involved in supplying products for pre-clinical, clinical, and commercial use. Mr. Panek led the development of manufacturing facilities that enabled FDA approval and launch of recombinant products to treat pediatric growth hormone deficiency (Nutropin Depot®and Protropin®), heart attack (TNKaseTM), non-Hodgkin’s lymphoma (Rituxan®) and breast cancer (Herceptin®). Mr. Panek was also responsible for the purification of all human pharmaceuticals for clinical and commercial use, and led the successful start-up and licensure of operations for purification of Activase®, the first large-scale cell culture product approved by the FDA. Prior to joining Genentech, Mr. Panek spent six years with Eli Lilly in a variety of engineering and development positions. Mr. Panek received a B.S. and an M.S. in chemical engineering from the University of Michigan.

Carmen M. Betancourt. Ms. Betancourt has served as Vice President, Regulatory Affairs and Quality Systems since January 2002. Ms. Betancourt is the company’s chief liaison with the U.S. Food and Drug Administration and is responsible for overseeing the preparation of biologics license applications for all products the company seeks to market. From August 2001 until December 2001, Ms. Betancourt served as Vice President, Regulatory Affairs, at Titan Pharmaceutical, where she managed multiple product development programs supporting the clinical investigation of pharmaceutical products. From 1977 to 2000, Ms. Betancourt held various regulatory positions at Genentech, Coulter Pharmaceutical and Bayer. Ms. Betancourt received a B.S. degree in Biological Sciences from the University of California, Davis and an M.B.A. from Golden Gate University.

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

Piers C. Whitehead Mr. Whitehead has served as our Vice President, Corporate and Business Development, since July 2002. Mr. Whitehead served as vice president and head of Mercer Management Consulting’s San Francisco office from 1991 through 2002. There he led marketing, strategy and manufacturing projects, with an emphasis on global health and vaccines, for clients that included the Global Alliance for Vaccines and Immunization, UNICEF and several private sector clients. Mr. Whitehead gained international prominence for his wide-ranging analysis of the biologics, pharmaceutical, global health and vaccine markets. His reports on the state of international vaccine development, including the analysis of manufacturing economics for the developing world, have become standard references for the field. Prior to joining Mercer he was a manager with London-based investment bank Robert Fleming Securities Ltd. There he led a team of seven analysts covering the European goods sector. Mr. Whitehead received a B.A. and an M.A. from Oriel College in Oxford, England.

   Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and reports of changes in their ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

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

Each non-employee director also receives automatic stock option grants under the 1998 Director Stock Option Plan (Director Plan). During 2002, in accordance with the Directors’ Plan, we granted options covering 40,000 shares to four non-employee directors and 40,000 shares to two of our non-employee directors, at an exercise price per share of $7.74 and $11.22, respectively, under the Director Plan. One-time option grants have been made to certain non-employee directors under the 1996 Stock Option Plan in certain previous years. The options were all granted with an exercise price equal to the fair market value of our Common Stock on the date of grant.

The following table sets forth the compensation earned during the years ended December 31, 2002, 2001 and 2000 by the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary($)	Bonus($)		Other Annual Compensation		Securities Underlying Options(#)	All Other Comp- ensation($)

Lance K. Gordon (1)	2002	330,850	29,250		123,300	(2)	75,000	0
Chief Executive Officer	2001	104,271	—		109,744	(2)	400,000	0

Donald F. Francis	2002	341,250	81,250		0		75,000	0
President	2001	325,000	72,000		0		15,000	0
	2000	288,750	3,105,500	(3)	0		13,500	0

Phillip W. Berman	2002	273,700	35,250		0		33,000	0
Senior Vice President,	2001	210,000	52,500		0		30,000	0
Research & Development	2000	210,000	1,891,107	(3)	0		13,500	0

Carter A. Lee	2002	221,540	42,400		0		24,000	0
Senior Vice President, Finance	2001	212,000	29,693		0		5,000	0
& Administration	2000	197,950	33,300		0		9,000	0

Marc J. Gurwith (4)	2002	226,556	40,000		0		0	0
Senior Vice President,	2001	16,604	0		0		125,000	0
Medical Affairs

(1)	Dr. Gordon became Chief Executive Officer in September 2001.

(2)	As part of his employment agreement, Dr. Gordon received $120,652 and $109,744 in 2002 and 2001 respectively, for a relocation allowance.

79

(3)	The employment contracts of Drs. Francis and Berman provided for a success bonus of 125,000 and 75,757 shares of the Common Stock, respectively, if the market value of the Common Stock reached an average of $28.00 per share over a 30-day period. In November 2000, this condition was met and accordingly, these 200,757 shares of Common Stock were issued, resulting in non-cash compensation to Drs. Francis and Berman in the amounts of $3,031,250 and $1,837,107, respectively.

(4)	Dr. Gurwith became an executive officer in October 2001.

The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended December 31, 2002. All such options were awarded under the 1996 Plan.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants

Name	Number of Securities Underlying Options Granted(#)	of Total % Options Granted to Employees in 2002	Exercise or Base Price ($/Sh)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for OptionTerm (1)
						5%($)	10%($)

Lance K. Gordon	75,000	5.7%	5.74		7/22/12	270,739	686,106
Donald P. Francis	75,000	5.7%	5.74		7/22/12	270,739	686,106
					2/7/12
					—
Phillip W. Berman	63,000	4.8%	5.74/9.	43	7/22/12	297,040	752,756
Carter A. Lee	24,000	1.8%	5.74		7/22/12	86,637	219,554
Marc J. Gurwith	—	—	—		—	—	—

(1)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the option term will be at the assumed 5% or 10% level or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers. The potential realizable value is calculated by assuming that the fair value of the Common Stock on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised on the last day of its term and the shares issued upon exercise are immediately sold at the appreciated price. The potential realizable value computation is net of the applicable exercise price, but does not take into account applicable federal or state tax consequences or other expenses of the option exercises or the ensuing stock sales.

The following table sets forth for each of the Named Executive Officers the number of shares of Common Stock acquired and the dollar value realized upon exercise of options during the year ended December 31, 2002 and the number and value of securities underlying unexercised options held at December 31, 2002:

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR-END VALUES

	Number of Securities Underlying Unexercised Options At Fiscal Year-End(#)		Value of Unexercised In-The-Money Options At Fiscal Year-End($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Lance K. Gordon	200,000	275,000	882,000	1,899,750
Donald P. Francis	28,718	89,782	185,539	1,057,796
Phillip W. Berman	234,968	86,532	2,709,289	870,706
Carter A. Lee	131,019	34,481	1,241,614	387,131
Marc J. Gurwith	36,458	88,542	164,426	399,324

(1)	Value of unexercised in-the-money options is based on a value of $19.31 per share, the closing price of the Common Stock as reported on The Nasdaq Stock Market® on December 31, 2002, the per share exercise price, multiplied by the number of shares underlying the option.

80

EMPLOYMENT AGREEMENTS

Dr. Gordon’s employment agreement provides for a base salary of $325,000. Dr. Gordon may receive an annual bonus of up to 30% of his base salary as determined in the discretion of the Board of Directors. In the event of a termination by VaxGen without cause, or termination by Dr. Gordon for good reason (as defined in his employment agreement), the Company may be required to pay Dr. Gordon’s base salary for twelve (12) months following his termination. In addition Dr. Gordon’s options will fully accelerate upon termination without cause, or termination by Dr. Gordon for good reason, or upon certain events after a change of control (as defined in Dr. Gordon’s employment agreement). Upon termination of employment, Dr. Gordon is subject to a one-year non-solicitation period.

Dr. Francis’ employment agreement provides for a base salary of $325,000. Dr. Francis may receive an annual bonus of up to 30% of his base salary as determined in the discretion of the Board of Directors. In the event of a termination by VaxGen without cause, or termination by Dr. Francis for good reason (as defined in his employment agreement), the Company may be required to pay Dr. Francis’ base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen following his termination, up to a maximum of 12 months annual base salary. In addition Dr. Francis’ options will fully accelerate upon termination without cause, or termination by Dr. Francis for good reason, or upon certain events after a change of control (as defined in Dr. Francis’ employment agreement). Upon termination of employment, Dr. Francis is subject to a one-year non-solicitation period.

Dr. Berman’s employment agreement provides for a base salary of $235,000. Dr. Berman may receive an annual bonus of up to 30% of his base salary as determined in the discretion of the Board of Directors. In the event of a termination by VaxGen without cause, or termination by Dr. Berman for good reason (as defined in his employment agreement), the Company may be required to pay Dr. Berman’s base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen following his termination, up to a maximum of 12 months annual base salary. In addition Dr. Berman options will fully accelerate upon termination without cause, or termination by Dr. Berman for good reason, or upon certain events after a change of control (as defined in Dr. Berman’s employment agreement). Upon termination of employment, Dr. Berman is subject to a one-year non-solicitation period.

Mr. Lee’s employment agreement provides for a annual base salary of $185,000 which was increased to $221,540 by the Board of Directors, on July 22, 2002. Mr. Lee may also receive an annual bonus of up to 30% of his base salary, and options for up to 10,000 shares of Common Stock. Mr. Lee has received an option to purchase up to 125,000 shares of Common Stock which vests over a four-year period. In the event of a change of control, Mr. Lee may receive a one-time bonus of 37,500 shares of Common Stock. In the event of termination prior to the expiration of the term of his employment agreement, the Company may be required to pay Mr. Lee’s base salary for twelve months following his termination. Mr. Lee’s options will fully accelerate if (i) there is a change in control (as defined in Mr. Lee’s employment agreement) or (ii) termination of his employment without cause or by Mr. Lee for good reason (as defined in Mr. Lee’s employment agreement). Upon termination of employment, Mr. Lee is subject to a one-year non-competition period.

Dr. Gurwith’s employment agreement provides for a base salary of $235,000. Upon the start of his employment, Dr. Gurwith received a $40,000 start-up bonus along with an option to purchase up to 125,000 shares of common stock which vests over a four-year period. Dr. Gurwith may receive an annual bonus of up to 30% of his base salary as determined in the discretion of the Board of Directors. In the event of a change of control or termination of employment prior to the expiration of the term of his employment agreement, the Company may be required to pay all salary due to Dr. Gurwith. Dr. Gurwith’s options were granted pursuant to the 1996 Stock Option Plan and are governed by the terms of such plan. Upon termination of employment, Dr. Gurwith is subject to a one-year non-solicitation period.

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

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Stock option plans
approved by
stockholders	2,796,13	$11.75	1,767,023
Stock option plans not
approved by
stockholders	400,000	$14.90	0
Employee Stock Purchase
Plan approved by
stockholders	—	—	240,700

The following table sets forth certain information regarding the ownership of the Company’s common stock and Preferred Stock as of March 24, 2003 by: (i) each director; (ii) each of the executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership (1)

Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock Outstanding	Number of Shares of Preferred Stock	Percent of Preferred Stock Outstanding

Genentech, Inc.
1 DNA Way
South San Francisco, CA 94080	1,522,354	9.6%	0	—

Societe Generale (2)
1221 Avenue of the Americas
New York, NY 10020	269,393	1.7%	2,500	65.8%

Velocity Investment Partners, Ltd. (3)
c/o Velocity Asset Management LLC
333 West Wacker Drive, Ste. 1410
Chicago, IL 60606	61,027	*	300	7.9%

SDS Merchant Fund, L.P. (4)
c/o SDS Capital Partners
One South Shore Drive
Greenwich, CT 06830	107,780	*	1,000	26.3%

Lance K. Gordon (5)	200,877	1.3%	0	—
Donald P. Francis (5)	422,950	2.7%	0	—
Phillip W. Berman (5)	252,126	1.6%	0	—
David W. Beier	16,667	*	0	—
Randall L-W. Caudill (5)(6)	48,627	*	0	—
Stephen C. Francis (5)	68,404	*	0	—
Michel Greco	0	*	0	—
William D. Young (5)	29,942	*	0	—
Carter A. Lee (5)	138,506	*	0	—
Marc J. Gurwith (5)	47,846	*	0	—
All executive officers and directors as a
group (15 persons)	1,394,574	8.3%	0	—

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned . Applicable percentages are based on 15,853,540 shares outstanding on March 24, 2003, adjusted as required by rules promulgated by the SEC.

(2)	Includes 176,891 shares of Common Stock, issuable upon the conversion of 2,500 shares of Preferred Stock, and a warrant for the purchase of 66,334 shares of Common Stock that is exercisable within 60 days of March 24, 2003.

(3)	Includes 21,227 shares of Common Stock, issuable upon the conversion of 300 shares of Preferred Stock, and a warrant for the purchase of 39,800 shares of Common Stock that is exercisable within 60 days of March 24, 2003.

83

(4)	Includes 70,756 shares of Common Stock, issuable upon the conversion of 1,000 shares of Preferred Stock, and a warrant for the purchase of 26,534 shares of Common Stock that is exercisable within 60 days of March 24, 2003.

(5)	Includes options under the Company’s stock option plans exercisable within 60 days of March 24, 2003 for the following number of shares: Dr. Gordon — 200,000; Dr. Francis — 32,655; Dr. Berman — 249,842; Mr. Beier — 16,667; Dr. Caudill — 20,484; Mr. Francis — 17,404; Mr. Young — 29,942; Mr. Lee — 136,666; Dr. Gurwith — 46,875; and all executive officers and directors as a group — 912,863.

(6)	Includes 17,143 shares underlying warrants issued to Dunsford Hill Capital Partners pursuant to an early stage corporate finance advisory engagement. Dr. Caudill is President of Dunsford Hill Capital Partners. Also includes 1,000 shares owned by Dr. Caudill’s wife. Dr. Caudill disclaims any beneficial ownership of the 1,000 shares except to the extent of any pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of certain related party transactions with the Company in which certain of the Company’s executive officers, directors or greater than five percent stockholders or any members of the immediate family of any of the foregoing had or have a direct or indirect material interest. The Company believes that each of these transactions was on terms at least as fair to the Company as could have been obtained from unaffiliated third parties.

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

The Company paid legal fees and expenses on behalf of Dr. Heyward, an executive officer of the Company, in the aggregate of $53,548 and $130,633 in each of 2000 and 2001 for a legal matter pertaining to the circumstances surrounding Dr. Heyward’s departure from his former employer.

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

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Within the ninety days prior to the filing date of this annual report, VaxGen carried out an evaluation under the supervision and with the participation of VaxGen’s management, including VaxGen’s Chief Executive Officer (CEO) and Principal Financial Officer (PFO), of the effectiveness of the design and operation of VaxGen’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 or 15d-14. Based on that evaluation, VaxGen’s management, including the CEO and PFO, concluded that VaxGen’s disclosure controls and procedures were effective in timely alerting them to material information relating to VaxGen, required to be included in VaxGen’s periodic SEC filings.

Changes in internal controls.

There have been no significant changes in VaxGen’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

(a)(1) Financial Statements, as restated

Page

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

86

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
	Supply Development Agreement between
	VaxGen and Pasteur Merieux Serums et
	Vaccins (Pasteur Merieux Connaught),
	dated May 3, 1999.

10.13	Form of trial clinic agreement.	S-1	333-78065	5-7-99	10.17

10.14	Lease Agreement between VaxGen and	S-1	333-78065	5-7-99	10.18
	Oyster Point Tech Center LLC, dated
	October 26, 1998.
87

10.15	Lease Agreement between VaxGen and	S-1	333-78065	5-7-99	10.19
	Spieker Properties, L.P., dated
	May 20, 1998.

10.16	Common Stock Purchase Agreement	10-K	000-26483	3-30-00	10.20
	between VaxGen and Vulcan
	Ventures, Inc., dated October 15, 1999.

10.17	Loan and Security Agreement	10-K	000-26483	3-30-01	10.22
	entered into between Donald P. Francis
	and VaxGen, Inc. dated as of
	December 20, 2000.

10.18	Loan and Security Agreement	10-K	000-26483	3-30-01	10.24
	entered into between Phillip W. Berman
	and VaxGen, Inc. dated as of
	December 20, 2000.

10.19	Employment Agreement between	10-K	000-26483	3-30-01	10.25
	VaxGen and William Heyward,
	dated as of January 3, 2000.

10.20	Employment Agreement between	10-K	000-26483	3-30-01	10.26
	VaxGen and George T. Baxter, dated
	as of September 5, 2000.

10.21	Subcontract Agreement entered into	10-Q	000-26483	5-03-01	10.27
	between BBI Biotech Research
	Laboratories, Inc. and VaxGen, Inc.
	dated as of May 1, 1999.

10.22	Employment Agreement between	10-Q	000-26483	11-01-01	10.28
	VaxGen and Lance K. Gordon,
	dated as of September 6, 2001.

10.23	Employment Agreement between	10-Q	000-26483	11-01-01	10.29
	VaxGen and Lance Ignon, dated as of
	September 25, 2001.

10.24	Joint Venture Agreement between	10-K	000-26483	4-01-02	10.24
	VaxGen and certain investors, dated
	February 25, 2002.

10.25	Land Purchase and Sale Agreement	10-K	000-26483	4-01-02	10.25
	between VaxGen and Incheon
	Metropolitan City, dated
	February 25, 2002.

10.26	Contribution Agreement between	10-K	000-26483	4-01-02	10.26
	VaxGen and certain investors,
	dated February 25, 2002.
88

10.27	Employment Agreement between	10-K	000-26483	4-01-02	10.27
	VaxGen and Donald P. Francis,
	dated as of October 2, 2001.

10.28	Employment Agreement between	10-K	000-26483	4-01-02	10.28
	VaxGen and Marc Gurwith, dated
	as of October 28, 2001.

10.29	Sublease Agreement between VaxGen	10-K	000-26483	4-01-02	10.29
	and TSI Communications, dated
	as of September 21, 2001.

10.30	Stock Option Agreement between	10-K	000-26483	4-01-02	10.30
	VaxGen and Lance K. Gordon,
	dated September 6, 2001.

10.31	Assignment Agreement between	10-K	000-26483	4-01-02	10.31
	VaxGen and Celltrion, Inc.,
	dated March 25, 2002.

10.32	Employment Agreement between	10-Q	000-26483	5-15-02	10.32
	VaxGen and Carmen M. Betancourt,
	dated as of January 28, 2002.

10.33	Employment Agreement between	10-Q	000-26483	5-15-02	10.33
	VaxGen and James P. Panek,
	dated as of February 4, 2002.

10.34	Employment Agreement between	10-Q	000-26483	5-15-02	10.34
	VaxGen and Phillip W. Berman,
	dated as of February 7, 2002.

10.35	License Agreement between	10-Q	000-26483	5-15-02	10.35
	VaxGen and Celltrion, dated as of
	March 25, 2002.

10.36	Sub-License Agreement between	10-Q	000-26483	5-15-02	10.36
	VaxGen and Celltrion, dated as
	of March 25, 2002.

10.37	Supply Agreement between VaxGen	10-Q	000-26483	5-15-02	10.37
	and Celltrion, dated as of
	March 25, 2002.

10.38	Amended and Restated License	8-K	000-26483	7-15-02	99.2
	and Supply Agreement between
	VaxGen, Inc., and Genentech, Inc.,
	entered into as of May 1, 2002.

10.39	Contract between VaxGen and	10-Q	000-26483	11-14-02	10.39
	the National Institute of Allergy and
	Infectious Diseases, National Institute
	of Health, under Contract No.
	N01-AI-25494, dated September 30, 2002.

89

10.40	Amendment of contract between	10-Q	000-26483	11-14-02	10.40
	VaxGen and the, National Institutes
	of Health, under Contract No.
	N01-AI-95373, dated September 30, 2002.

10.41	Employment Agreement between	10-Q	000-26483	11-14-02	10.41
	VaxGen and Piers C. Whitehead,
	dated as of July 1, 2002.

10.42	Joint Venture Agreement between	10-Q	000-26483	11-14-02	10.42
	VaxGen and Celltrion, Inc.,
	dated as of June 7, 2002.

10.43	License Agreement between	10-Q	000-26483	11-14-02	10.43
	VaxGen and VaxGen-Celltrion, Inc.,
	dated June 7, 2002.

10.44	Sub-License Agreement between	10-Q	000-26483	11-14-02	10.44
	VaxGen and VaxGen-Celltrion, Inc.,
	dated June 7, 2002.

10.45	Consulting Services Agreement	10-Q	000-26483	11-14-02	10.45
	between VaxGen and
	VaxGen-Celltrion, Inc., dated June 7, 2

10.46	Contract between VaxGen and	10-Q	000-26483	11-14-02	10.46
	the National Institute of Allergy and
	Infectious Diseases, National Institute
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

A current report on Form 8-K, dated October 22, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had announced that the independent board that oversees the Company’s clinical trials completed the final safety and conduct review of our Phase III trial in Thailand and again concluded that the study was being conducted appropriately and that our AIDS vaccine candidate appears safe. The independent board also conducted an interim analysis of efficacy using data from the trial in Thailand and recommended that the study continue to its planned conclusion in the second half of 2003.

A current report on Form 8-K, dated November 7, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5 the press release announcing our third quarter financial results.

A current report on Form 8-K, dated November 19, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5, announcing that Halifax Fund, L.P., the largest investor in VaxGen’s May 2001 $20 million equity financing, has converted all 15,000 of its Series A Redeemable Convertible Preferred Stock (“Preferred Stock”) into 1,085,138 shares of VaxGen Common Stock.

A current report on Form 8-K, dated December 16, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5, announcing that the U.S. Food and Drug Administration has designated HIV/AIDS vaccine candidates, AIDSVAX B/B and AIDSVAX B/E, Fast Track Products for the prevention of HIV infection.

A current report on Form 8-K, dated December 17, 2002, was filed with the Securities and Exchange Commission, reporting under Item 5, announcing that VaxGen, Inc. (“VaxGen”) and the Chemo-Sero-Therapeutic Research Institute (“Kaketsuken”) have entered into an initial agreement that will allow VaxGen to initiate development of Kaketsuken’s attenuated smallpox vaccine for use in the United States.

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

VaxGen, Inc. (Registrant) /s/ Carter A. Lee —————————————— Carter A. Lee Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lance K. Gordon —————————————— Lance K. Gordon Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2003

/s/ Carter A. Lee —————————————— Carter A. Lee Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)	November 19, 2003

/s/ Donald P. Francis —————————————— Donald P. Francis President and Director	November 19, 2003

/s/ Phillip W. Berman —————————————— Phillip W. Berman Senior Vice President, Research and Development, Director	November 19, 2003

/s/ David W. Beier —————————————— David W. Beier Director	November 19, 2003

/s/ Randall L-W. Caudill —————————————— Randall L-W. Caudill Director	November 19, 2003

/s/ Stephen C. Francis —————————————— Stephen C. Francis Director	November 19, 2003

92

/s/ Michel Greco —————————————— Michel Greco Director	November 19, 2003

/s/ William D. Young —————————————— William D. Young Director	November 19, 2003

93

CERTIFICATION

I, Lance K. Gordon, certify that:

1. I have reviewed this annual report on Form 10-K/A of VaxGen, Inc.:

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2003 /s/ Lance K. Gordon —————————————— Lance K. Gordon Chief Executive Officer
94

CERTIFICATION

I, Carter A. Lee, certify that:

1. I have reviewed this annual report on Form 10-K/A of VaxGen, Inc.:

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2003 /s/ Carter A. Lee —————————————— Carter A. Lee Principal Financial Officer
95