Form 10-Q/A
period 2003-03-31
VAXGEN INC
filed 2003-11-19
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

VaxGen, Inc.

Form 10-Q/A

For the Quarter Ended March 31, 2003

Table of Contents

Recent Accounting and Financial Developments

In October 2003, the Company discovered an error related to the classification and valuation of warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock. As a result, the financial statements for the fiscal year 2002 and for the second, third and fourth fiscal quarters of 2001 were restated in the Company’s Form 10-K/A filed on November 19, 2003. Financial statements for the first fiscal quarter of 2003 and 2002 are restated in this Form 10-Q/A. Restated financial statements reflect adjustments relating to the recognition, classification and valuation of warrants and beneficial conversion features relating to the Company’s Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company. As such, the Company has reclassified these warrants from equity to a liability. As a result of the restatement, the net loss applicable to common stockholders decreased by $4,748,000 for the three months ended March 31, 2003 and by $7,000 for the three months ended March 31, 2002.

•	For the three months ended March 31, 2003, the net loss applicable to common stockholders decreased to $2,037,000 from $6,785,000 and basic and diluted loss per share applicable to common stockholders decreased to $(0.13) from $(0.43), each as compared to the amounts previously reported by VaxGen on its Form 10-Q filed on May 15, 2003.

•	For the three months ended March 31, 2002, the net loss applicable to common stockholders decreased to $7,692,000 from $7,699,000 and basic and diluted loss per share applicable to common stockholders was unchanged at $(0.54) each as compared to the amounts previously reported by VaxGen on its Form 10-Q filed on May 15, 2003.

The restated financial statements reflect the following adjustments during the past two fiscal years and the first quarter of the current fiscal year:

•	In 2001, the Company reclassified $3,507,000, the initial value assigned to warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock financing, from stockholders’ equity to current liabilities.

•	Beginning on June 30, 2001 and in each subsequent quarter the restated financial statements reflect a non-cash expense or credit based on the fair market value of the warrants measured as of the end of each quarter, and a corresponding change in the current liability representing the value assigned to the warrants noted above.

•	The value of beneficial conversion features totaling $11,795,000, originally recorded as immediate deemed dividends to preferred stockholders of $734,000 in 2001 and $11,061,000 in 2002 has been reclassified to Series A Redeemable Convertible Preferred Stock and is now amortized over the period ending on the redemption date, May 23, 2004. Upon conversions of Series A Redeemable Convertible Preferred Stock prior to the redemption date, of which two occurred in 2002, the related unamortized value of beneficial conversion features and the unamortized value of the warrants have been recorded as a beneficial conversion feature charge of $10,686,000 in 2002 and $0 for the first fiscal quarter of 2003.

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2003	2002
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,272,000	$4,449,000
Investment securities	8,872,000	13,572,000
Accounts receivable	3,777,000	1,302,000
Accounts receivable - related party	225,000	440,000
Deferred costs	1,385,000	1,379,000
Prepaid expenses and other current assets	1,033,000	1,765,000

Total current assets	16,564,000	22,907,000
Property and equipment, net	3,326,000	3,309,000
Restricted cash	1,035,000	1,033,000
Investment in affiliate	2,012,000	268,000
Employee loans receivable	135,000	135,000
Other assets	332,000	385,000

Total assets	$23,404,000	$28,037,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Payable to Genentech	$1,445,000	$1,900,000
Accounts payable	1,778,000	595,000
Accrued clinical trial expenses	—	2,455,000
Accrued liabilities	4,340,000	3,705,000
Deferred revenues	3,304,000	917,000
Dividends payable	57,000	—
Warrant valuation obligation	705,000	5,780,000
Current portion of long-term obligations	11,000	15,000

Total current liabilities	11,640,000	15,367,000
Deferred rent	567,000	606,000
Redeemable convertible preferred stock, $0.01 par
value, 20,500 shares authorized:
Series A 6% cumulative, $0.01 par value, 3,800 and
3,800 shares issued and outstanding at March 31,
2003 and December 31, 2002, respectively (liquidation
preference of $3,800,000 and $3,800,000 at March 31,
2003 and December 31, 2002, respectively)	1,904,000	1,497,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares
authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized;
15,930,654 and 15,777,064 shares issued and outstanding
at March 31, 2003 and December 31, 2002, respectively	159,000	157,000

Additional paid-in capital	154,839,000	154,007,000
Deferred stock compensation	(53,000)	(94,000)
Accumulated other comprehensive income -
unrealized gain on investment securities	186,000	298,000
Deficit accumulated during the development stage	(145,838,000)	(143,801,000)

Total stockholders' equity	9,293,000	10,567,000

Total liabilities and stockholders' equity	$23,404,000	$28,037,000

See accompanying notes to condensed financial statements. 2

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,		Period from Inception (November 27, 1995) through March 31, 2003 (As Restated)
	2003 (As Restated)	2002 (As Restated)
Revenue:
Research grant and contract revenue	$1,112,000	$18,000	$3,337,000
Related party services revenue	101,000	—	628,000

Total revenues	1,213,000	18,000	3,965,000
Operating expenses:
Research and development:
Genentech charges	360,000	606,000	13,451,000
Other	3,665,000	4,051,000	76,429,000

Total research and development	4,025,000	4,657,000	89,880,000
General and administrative expenses	3,909,000	2,928,000	59,592,000

Loss from operations	(6,721,000)	(7,567,000)	(145,507,000)
Other income (expense):
Investment income	201,000	604,000	13,500,000
Interest expense	—	(2,000)	(92,000)
Equity in loss of affiliate	(128,000)	—	(139,000)
Warrant valuation adjustment	5,075,000	68,000	2,802,000

Total other income, net	5,148,000	670,000	16,071,000

Net loss	(1,573,000)	(6,897,000)	(129,436,000)
Charges related to convertible
preferred stock:
Dividends	(57,000)	(300,000)	(1,887,000)
Accretion to redemption value	(80,000)	(434,000)	(4,245,000)
Beneficial conversion charge	(327,000)	(61,000)	(10,270,000)

Net loss applicable to common
stockholders	$(2,037,000)	$(7,692,000)	$(145,838,000)

Basic and diluted loss per share
applicable to common
stockholders	$(0.13)	$(0.54)
Weighted average shares used in
computing basic and diluted
loss per share	15,846,000	14,318,000
See accompanying notes to condensed financial statements. 3

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months Ended March 31,		Period from Inception (November 27, 1995) through March 31, 2003 (As Restated)
	2003 (As Restated)	2002 (As Restated)
Cash flows from operating activities:
Net loss	$(1,573,000)	$(6,897,000)	$(129,436,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	283,000	226,000	3,542,000
Amortization of premiums and
discounts on investment securities	5,000	56,000	(759,000)
Stock compensation expense	151,000	192,000	15,438,000
Note receivable allowance	—	—	487,000
Warrants issued to consultants	—	—	363,000
Non-cash warrant valuation adjustments	(5,075,000)	(68,000)	(2,802,000)
Equity in loss of affiliate	128,000	—	139,000
Changes in assets and liabilities:
Accounts receivable	(2,260,000)	1,000	(4,184,000)
Deferred costs	(6,000)	—	(1,385,000)
Prepaid expenses and other current assets	732,000	(35,000)	(1,753,000)
Restricted cash	(2,000)	—	(1,035,000)
Employee loans receivable	—	—	(135,000)
Other assets	53,000	—	(221,000)
Payable to Genentech	(455,000)	600,000	1,445,000
Deferred revenues	2,387,000	—	3,304,000
Deferred rent	(39,000)	—	567,000
Accounts payable, accrued liabilities
and other long-term obligations	(650,000)	(48,000)	6,420,000

Net cash used in operating activities	(6,321,000)	(5,973,000)	(110,005,000)
Cash flows from investing activities:
Purchase of investment securities	(410,000)	(2,502,000)	(181,684,000)
Proceeds from sale and maturities of
investment securities	4,993,000	3,538,000	173,757,000
Purchase of property and equipment	(300,000)	(207,000)	(6,721,000)
Investment in affiliate	(1,872,000)	—	(2,151,000)
Long-term lease deposits	—	—	(120,000)

Net cash provided by (used in)
investing activities	2,411,000	829,000	(16,919,00)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	18,342,000
Payments under capital lease obligations	(4,000)	(9,000)	(127,000)
Proceeds from issuance of common stock, net of issuance
costs of $8,594,000	—	—	103,960,000
Return of capital on redeemable convertible preferred	—	—	(300,000)
stock
Exercise of employee stock options	633,000	142,000	4,841,000
Employee stock purchase plan	104,000	54,000	480,000
Loans from Genentech	—	—	1,000,000

Net cash provided by financing activities	733,000	187,000	128,196,000

Increase (decrease) in cash and cash equivalents	(3,177,000)	(4,957,000)	1,272,000
Cash and cash equivalents at beginning of
period	4,449,000	7,499,000	—

Cash and cash equivalents at end
of period	$1,272,000	$2,542,000	$1,272,000

4

VaxGen, Inc. (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (continued)

	Three months ended March 31,		Period from Inception (November 27, 1995) through March 31, 2003 (As Restated)
	2003 (As Restated)	2002 (As Restated)
Supplemental schedule of non cash
investing and financing activities:
Dividends paid/accrued to redeemable convertible preferred
stockholders through the issuance of common stock	$57,000	$300,000	$1,887,000
Accretion of redemption value of redeemable
convertible preferred stock	80,000	434,000	4,245,000
Recognition of beneficial conversion feature
of redeemable convertible preferred stock	327,000	61,000	10,270,000
Recognition of fair value of common stock warrants issued
with redeemable convertible preferred stock	—	—	3,507,000
Recognition of valuation adjustment to fair value of common
stock warrants issued with redeemable convertible
preferred common stock	(5,075,000)	(68,000)	(2,802,000)
Conversion of redeemable convertible preferred stock
into common stock	—	—	16,200,000
Reclassification of unaccreted portion of financing costs
from preferred stock to equity upon conversion	—	—	849,000
Equipment acquired through capital leases	—	—	138,000
Issuance of stock through conversion of
Genentech note payable	—	—	1,000,000
Note receivable partially settled by
severance obligation	—	—	406,000
See accompanying notes to condensed financial statements. 5

VaxGen, Inc.
(A Development Stage Enterprise)

Notes to Condensed Financial Statements
March 31, 2003
(Unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of VaxGen, Inc. (a development stage enterprise) (“VaxGen”, “we”, or “the Company”) included herein have been prepared by VaxGen pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of VaxGen’s management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its amended Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed on November 19, 2003. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the operating results for the full year.

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

2. Restatement

In October 2003, the Company discovered an error related to the classification and valuation of warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock. As a result, the financial statements for the fiscal year 2002 and for the second, third and fourth fiscal quarters of 2001 were restated in the Company’s Form 10-K/A filed on November 19, 2003. Financial statements for the first fiscal quarter of 2003 and 2002 are restated in this Form 10-Q/A. Restated financial statements reflect adjustments relating to the recognition, classification and valuation of warrants and beneficial conversion features relating to the Company’s Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company. As such, the Company has reclassified these warrants from equity to a liability. As a result of the restatement, the net loss applicable to common stockholders decreased by $4,748,000 for the three months ended March 31, 2003 and by $7,000 for the three months ended March 31, 2002.

•	For the three months ended March 31, 2003, the net loss applicable to common stockholders decreased to $2,037,000 from $6,785,000 and basic and diluted loss per share applicable to common stockholders decreased to $(0.13) from $(0.43), each as compared to the amounts previously reported by VaxGen on its Form 10-Q filed on May 15, 2003.

•	For the three months ended March 31, 2002, the net loss applicable to common stockholders decreased to $7,692,000 from $7,699,000 and basic and diluted loss per share applicable to common stockholders was unchanged at $(0.54) each as compared to the amounts previously reported by VaxGen on its Form 10-Q filed on May 15, 2003.

The restated financial statements reflect the following adjustments during the past two fiscal years and the first quarter of the current fiscal year:

•	In 2001, the Company reclassified $3,507,000, the initial value assigned to warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock financing, from stockholders’ equity to current liabilities.

•	Beginning on June 30, 2001 and in each subsequent quarter the restated financial statements reflect a non-cash expense or credit based on the fair market value of the warrants measured as of the end of each quarter, and a corresponding change in the current liability representing the value assigned to the warrants noted above.

•	The value of beneficial conversion features totaling $11,795,000, originally recorded as immediate deemed dividends to preferred stockholders of $734,000 in 2001 and $11,061,000 in 2002 has been reclassified to Series A Redeemable Convertible Preferred Stock and is now amortized over the period ending on the redemption date, May 23, 2004. Upon conversions of Series A Redeemable Convertible Preferred Stock prior to the redemption date, of which two occurred in 2002, the related unamortized value of beneficial conversion features and the unamortized value of the warrants have been recorded as beneficial conversion feature charges of $10,686,000 in 2002 and $0 for the first quarter of 2003.

The principal effects of these adjustments on the accompanying financial statements are set forth below:

	Condensed Balance Sheet March 31, 2003

	(As Restated)	(As Previously Reported)
Warrant valuation obligation	$705,000	—
Total current liabilities	11,640,000	$10,935,000
Redeemable convertible preferred stock	1,904,000	3,429,000
Additional paid-in capital	154,839,000	156,949,000
Deficit accumulated during the development stage	(145,838,000)	(148,768,000)
Total stockholders’ equity	9,293,000	8,473,000

	CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2003		2002		Period from Inception (November 27, 1995) through March 31, 2003

	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)

Warrant valuation adjustment	$5,075,000	$—	$68,000	$—	2,802,000	$—
Total other income, net	5,148,000	73,000	670,000	602,000	16,071,000	13,269,000
Net loss	(1,573,000)	(6,648,000)	(6,897,000)	(6,965,000)	(129,436,000)	(132,238,000)
Accretion of redemption value of redeemable convertible preferred stock	(80,000)	(80,000)	(434,000)	(434,000)	(4,245,000)	(2,848,000)
Beneficial conversion charges	(327,000)	—	(61,000)	—	(10,270,000)	(11,795,000)
Net loss applicable to common
stockholders	(2,037,000)	(6,785,000)	(7,692,000)	(7,699,000)	(145,838,000)	(148,768,000)

Basic and diluted loss per share
applicable to common
stockholders	$(0.13)	$(0.43)	$(0.54)	$(0.54)
Weighted average shares used in
computed basic and diluted
loss per share	15,846,000	15,846,000	14,318,000	14,318,000
7

	CONDENSED STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31,
	2003		2002		Period from Inception (November 27, 1995) through March 31, 2003
	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)
Net loss	$(1,573,000)	$(6,648,000)	$(6,897,000)	$(6,965,000)	$(129,436,000)	$(132,238,000)
Non-cash warrant valuation adjustments	(5,075,000)	—	(68,000)	—	(2,802,000)	—

Supplemental schedule of non-cash investing and financing activities:

Accretion of redemption value of redeemable convertible preferred stock	80,000	80,000	434,000	434,000	4,245,000	2,848,000
Recognition of beneficial conversion feature of redeemable convertible preferred stock	327,000	—	61,000	—	10,270,000	11,795,000
Recognition of valuation adjustment to fair value of common stock warrants issued with redeemable convertible preferred stock	(5,075,000)	—	(68,000)	—	(2,802,000)	—
Reclassification of unaccreted portion of financing costs from preferred stock to equity upon conversion	—	—	—	—	849,000	2,245,000

3. Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant. If we had accounted for our stock based compensation plans using a fair-value-based method in accordance with SFAS 123, our net loss and net loss per share would approximate pro forma amounts indicated in the following table:

	Three months ended March 31,
	2003 (As Restated)	2002 (As Restated)
Net loss applicable to common
stockholders	$(2,037,000)	$(7,692,000)
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	151,000	192,000
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(1,580,000)	(1,312,000)

Net loss applicable to common
stockholders—pro forma	$(3,466,000)	$(8,812,000)

Loss per share—basic and diluted	$(0. 13)	$(0.54)

Loss per share—basic and diluted, pro forma	$(0.22)	$(0.62)

4. Loss per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and shares of our Series A 6% redeemable cumulative convertible preferred stock, which are listed below assuming that the shares of the convertible preferred stock converted into shares of our common stock. For all periods presented, such potential common shares were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include:

	March 31,
	2003	2002
Options to purchase common stock	3,196,787	2,508,022
Warrants to purchase common stock	943,407	717,265
Convertible preferred stock	268,875	861,383
Total	4,409,069	4,086,670

5. Anthrax Contract

In September 2002, we were awarded a contract from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a new anthrax vaccine candidate and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses of the vaccine. The period of performance of the contract is from September 30, 2002 through December 31, 2003. The government is expected to award separate contracts in 2003 to provide advanced development of the vaccine and to manufacture the stockpile. The goal of the government contract is to develop a modern vaccine that proves to be safe in humans, efficacious in animal challenge studies and requires no more than three injections. Under the initial phase of the NIAID contract, we will be awarded $16.2 million, upon satisfaction of certain milestones, to advance the development of a vaccine candidate initially developed by the United States Army Medical Research Institute of Infectious Diseases (“USAMRIID”). Performance under the current contract may position us to be awarded additional contracts later on in 2003 to advance the product development of an anthrax vaccine; conduct a large-scale Phase II clinical trial; and manufacture an emergency stockpile of anthrax vaccine under an Investigational New Drug Application (“IND”), however, we cannot be certain we will be awarded these contracts. During the three months ended March 31, 2003, we recognized a total of $667,000 in revenue related to the completion of the first contractual milestone. We will recognize revenue based on the completion of future milestones, which have been specified by NIAID. Revenues and direct costs (not to exceed revenues) associated with milestones which have not been substantiated through objective evidence from NIAID, will be deferred on our balance sheet. At March 31, 2003, we had $1,385,000 of deferred costs and $3,304,000 of deferred revenues related to this contract.

6. Celltrion Joint Venture

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

7. Related Party Transactions

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

8. Comprehensive Loss

	Three Months Ended March 31,
	2003 (As Restated)	2002 (As Restated)
Net loss	$(1,573,000)	$(6,897,000)
Net unrealized losses on investment securities	(112,000)	(459,000)
Comprehensive loss	$(1,685,000)	$(7,356,000)
10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about our ability to raise additional capital to finance our operations, forecasts regarding the length of time current cash resources will enable us to continue our operations in the absence of additional financing, the timing of completion and announcement of the results of our Thai Phase III clinical trial of AIDSVAX, the timing and progress of completion of our anthrax, smallpox or HIV/AIDS vaccine candidates, the timing and amount of any government awards relating to an anthrax vaccine, our ability to obtain additional financing from private sources, from governmental agencies or from philanthropic organizations to continue to develop AIDSVAX and Celltrion’s ability to complete construction of its manufacturing facilities and its ability to manufacture biopharmaceutical products. Reference should be made to the section of this report entitled “Risk Factors,” and to our amended Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on November 19, 2003 under the heading “Business,” for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake and specifically decline any obligation to update or to publicly announce the results of any revisions to these forward-looking statements to reflect future events or developments.

Restatement

In October 2003, the Company discovered an error related to the classification and valuation of warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock. As a result, the financial statements for the fiscal year 2002 and for the second, third and fourth fiscal quarters of 2001 were restated on our Form 10-K/A filed on November 19, 2003. Financial statements for the first fiscal quarter of 2003 and 2002 are restated in this Form 10-Q/A. Restated financial statements reflect adjustments relating to the recognition, classification and valuation of warrants and beneficial conversion features relating to the Company’s Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001. The warrants provide for cash redemption by the warrant holders upon occurrence of certain events outside the control of the Company. As such, the Company has reclassified the warrants from equity to a liability.

The following discussion should be read in conjunction with the accompanying restated financial statements as of and for the three month periods ended March 31, 2003 and 2002. For additional information on the restatement, refer to note 2 to the Financial Statements.

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

In addition, we adopted the guidance provided by the SEC, which addresses the proper recognition of service revenue. We believe that this is the appropriate treatment of our contract with the NIH to develop a new anthrax vaccine. Under this arrangement we deferred revenues and expenses on our balance sheet until we are able to provide objective evidence that we have attained the specified milestones established by the NIH. Costs are deferred only to the extent of expected revenues. At March 31, 2003, we had $1,385,000 of deferred direct costs and $3,304,000 of deferred revenues related to this agreement.

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

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, called Celltrion, to build and operate a manufacturing facility in Incheon, South Korea. As our part of the investment in the joint venture, we are providing mammalian cell culture technology and biologics production expertise. Celltrion contributed funds to a joint venture, VCI, for the purpose of funding the first $7,000,000 of construction cost for a smaller manufacturing facility adjacent to our research facility in South San Francisco, California. This smaller facility was originally intended to support the licensure and commercial launch of AIDSVAX, if the North American and European clinical trial was successful, but is also designed to support the manufacture of other biopharmaceutical products, including our anthrax vaccine candidate or products from third parties. In the event that AIDSVAX is proven successful and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to us. However, in the event that we abandon the development of AIDSVAX, we believe the Incheon facility could be used to manufacture other biopharmaceutical products, in which we would share in the profits based on our percentage ownership. After all rounds of financing are complete, our fully diluted ownership of Celltrion will be approximately 44%. Although we have no further funding obligation to Celltrion, we are responsible for any additional capital equipment costs in excess of $7,000,000 for which we receive equivalent value in common stock and certain future costs related to the validation, operation and licensure of VCI’s manufacturing facility in South San Francisco, California.

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

RESULTS OF OPERATIONS

To date, we have generated $3,965,000 in revenue from a contract from NIAID to develop a new anthrax vaccine, grants from the NIH for research and development of HIV vaccines along with funds received through a collaborative agreement with BBI Biotech Research Laboratories, Inc. (“BBI Biotech”), which is funded by NIAID, to obtain and store clinical specimens from our North American/European Phase III clinical trial; and from service agreement fees from Cellltrion.

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

Revenue

Research grant and contract revenue increased from $18,000 for the three months ended March 31, 2002 to $1,112,000 for the three months ended March 31, 2003. The revenue for the three months ended March 31, 2003 primarily consisted of contract revenue with NIAID related to the completion of the first milestone in the development of a new anthrax vaccine which amounted to approximately $667,000; funds received as reimbursements under a collaborative agreement with BBI Biotech which amounted to approximately $222,000; and two Small Business Innovation Research (“SBIR”) grants that are funded by NIAID which amounted to approximately $209,000. Related party service fee revenue of $101,000 was earned as part of a service agreement with Celltrion. Revenue earned in one period is not indicative of revenue to be earned in future periods.

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

Total Other Income, Net

Other income, net, increased 668%, from $670,000 for the three months ended March 31, 2002 to $5,148,000 for the three months ended March 31, 2003. The increase is primarily due to the effect of mark-to-market adjustments relating to the valuation of warrants issued in our 2001 Redeemable Convertible Preferred Stock financing. In addition, there was an offsetting decrease in investment income of $403,000 that was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields. The decrease was also due to the recording of an equity loss in affiliate of $128,000 for the three months ended March 31, 2003 as compared to $0 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financing requirements are for (i) capital equipment expenditures related to the manufacturing facility in South San Francisco, California; (ii) funding our day-to-day working capital requirements; and (iii) research and development costs.

Cash, cash equivalents and investment securities were $10,144,000 and our working capital position was $4,924 at March 31, 2003. We have financed our operations since inception primarily through capital provided by Genentech, sales of our common stock and through an issuance of convertible preferred stock. Genentech has no obligation to provide us future funding.

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

In connection with the preferred stock financing, we issued warrants for the purchase of 297,177 shares of our common stock to our preferred stock investors. The warrants, which expire on May 23, 2006, originally had an exercise price of $25.2375 per share; however effective as of May 23, 2002, the exercise price was automatically adjusted to $14.133 per share and the number of shares issuable on exercise of the warrants increased to 530,674, in accordance to the terms of the warrants. Any future financing at a price below $14.133 would cause a further adjustment in the number of shares issuable upon exercise and the exercise price. These warrants provide for a cash put to the Company upon the occurrence of certain events outside the control of the Company.

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

As part of our investment in the joint venture, we provided mammalian cell culture technology and biologics production expertise. We currently are Celltrion’s single-largest stockholder. Although we have no further funding obligation to Celltrion, we are responsible for any additional capital equipment costs in excess of $7,000,000; and certain costs related to the validation, operation and licensure of VCI’s manufacturing facility in South San Francisco, California. The South Korean partners will provide the funding necessary to design and construct both facilities and to validate and operate the Incheon facility. After all planned rounds of financing are completed, our fully diluted ownership of Celltrion will be approximately 44%. As of March 31, 2003, the South Korean investors had contributed approximately $43,750,000 in cash to Celltrion of the $50,000,000 in cash that the joint venture agreement between us and Celltrion, and secured a $40,000,000 loan with a Korean bank. As a result, we currently have a 48.9% interest in the joint venture.

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

Also in September 2002, we were awarded a $1,000,000 task order to supply AIDSVAX B/E under an existing general contract to develop HIV vaccines for a forthcoming Phase III trial in Thailand funded by NIAID and conducted by WRAIR. There are two government options, which, if exercised, would increase the total contract award to $3,300,000. In February 2003, NIAID exercised the first option to take delivery of the first two-thirds of the vaccine supply. In April 2003, NIAID exercised their second option to take delivery of the remaining balance of the vaccine supply in September 2003. The majority of the contract award will be earned in 2003.

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

16

We cannot assure you that we will be able to raise funds when needed, or that such funds will be available on satisfactory terms. If we are unable to raise additional capital, we will have to curtail or cease operations. We will restrict additional planned activities and operations, as necessary, to sustain operations and conserve cash resources.

RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q/A, before making any investment decisions regarding our common stock. Each of these risk factors could adversely affect our business, operating results and stock price.

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

We have limited experience in developing other types of vaccines and products, such as smallpox and anthraxvaccines, and may be unable todevelop other vaccines and products, which could adversely affect our ability toexecute our business strategy, our business and ourfinancial condition.

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

If we fail to comply with extensive regulations enforced by domestic and foreign regulatory authorities, thecommercialization of our productcandidates could be prevented or delayed.

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

18

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

Our product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatoryapprovals or market acceptance, proprietary rights of others or manufacturing issues.

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

19

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

To date, we have engaged primarily in research, development and clinical testing. At March 31, 2003, we had an accumulated deficit of approximately $145,800,000. We expect to incur substantial losses in the future.

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

Failure to hire and retain key management employees could adversely affect our ability to obtain financing, develop AIDSVAX and otherproducts, conduct clinical trials or execute our business strategy.

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

Failure to protect our intellectual property or infringing on the intellectual property rights of others could harm our business and causeour stock price to fall.

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

22

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

Under The Nasdaq National Market continued listing requirements, the minimum net tangible asset requirement was replaced with a minimum stockholders’ equity requirement of $10,000,000. At March 31, 2003, we had stockholders’ equity of $9,293,000 and, therefore, to continue trading on The Nasdaq National Market we will be required to maintain a minimum bid price of $1.00 for our common stock. If the minimum bid price for our common stock is below $1.00 for 30 consecutive trading days, we would have 90 calendar days to regain compliance. If we fail to comply with this or the other applicable continued listing requirements, our common stock may be delisted from The Nasdaq National Market.

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

24

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit	Form	File No.	Incorporated by Reference Filing Date	Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of	S-8	333-84922	3-26-02	4.3
	Incorporation.

3.3	Amended and Restated Bylaws	S-1	333-78065	6-11-99	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Certificate of Designations, Rights and Preferences of	S-8	333-84922	3-26-02	4.2
	Series A 6% Cumulative Convertible Preferred Stock.

4.3	Securities Purchase Agreement by and among Registrant	8-K	000-26483	5-24-01	10.1
	and Certain Stockholders.

4.4	Registrant Rights Agreement by and among Registrant	8-K	000-26483	5-24-01	10.2
	and Certain Stockholders.

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

99.1	Certifications Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the					X
	United States Code (18 U.S.C. 1350)

(b)	Reports on Form 8-K:

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

Dated: November 19, 2003	VaxGen, Inc. By: /s/ Carter A. Lee ————————————— Carter A. Lee Senior Vice President Finance & Administration (Principal Financial Officer)
27

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Lance K. Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of VaxGen, Inc.;

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

November 19, 2003 /s/ Lance K. Gordon —————————————— Lance K. Gordon, Chief Executive Officer
28

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Carter A. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of VaxGen, Inc.;

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

November 19, 2003 /s/ Carter A. Lee —————————————— Carter A. Lee Senior Vice President Finance & Administration Principal Financial Officer
29