Form 10-Q/A
period 2003-06-30
VAXGEN INC
filed 2003-11-19
CIK 1036968

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

Form 10-Q/A

For the Quarter Ended June 30, 2003

Table of Contents

Recent Accounting and Financial Developments

In October 2003, the Company discovered an error related to the classification and valuation of warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock. In addition, in the second quarter of 2003 the Company properly reflected $606,000 of costs incurred for validation procedures from operating expenses to property and equipment. As a result, the financial statements for the fiscal year 2002 and for the second, third and fourth fiscal quarters of 2001 were restated in the Company’s Form 10-K/A filed on November 19, 2003. Financial statements for the second fiscal quarter of 2003 and 2002 are restated on this Form 10-Q/A. Restated financial statements adjustments primarily related to the recognition, classification and valuation of warrants and beneficial conversion features relating to the Company’s Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company. As such, the Company has reclassified these warrants from equity to a liability. As a result of the restatement, the net loss applicable to common stockholders decreased by $2,624,000 and $735,000 for the six months ended June 30, 2003 and 2002, respectively.

•	For the six months ended June 30, 2003, the net loss applicable to common stockholders decreased to $11,692,000 from $14,316,000 and basic and diluted loss per share applicable to common stockholders decreased to $(0.70) from $(0.86), each as compared to the amounts previously reported by VaxGen on its Form 10-Q filed on August 18, 2003.

•	For the six months ended June 30, 2002, the net loss applicable to common stockholders decreased to $14,363,000 from $15,098,000 and basic and diluted loss per share applicable to common stockholders decreased to $(1.00) from $(1.05), each as compared to the amounts previously reported by VaxGen on its Form 10-Q filed on August 18, 2003.

The restated financial statements reflect the following adjustments during the past two fiscal years and the first and second quarters of the current fiscal year:

•	In 2001, the Company reclassified $3,507,000, the initial value assigned to warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock financing, from stockholders’ equity to current liabilities.

•	Beginning on June 30, 2001 and in each subsequent quarter the restated financial statements reflect a non-cash expense or credit based on the fair market value of the warrants measured as of the end of each quarter, and a corresponding change in the current liability representing the value assigned to the warrants noted above.

•	The value of beneficial conversion features totaling $12,688,000, originally recorded as immediate deemed dividends to preferred stockholders of $734,000 in 2001, $11,061,000 in 2002 and $893,000 in the second quarter of 2003 has been reclassified to Series A Redeemable Convertible Preferred Stock and is now amortized over the period ending on the redemption date, May 23, 2004. Upon conversions of Series A Redeemable Convertible Preferred Stock prior to the redemption date, of which two occurred in 2002 and two more occurred in the second quarter of 2003, the related unamortized value of beneficial conversion features and the unamortized value of the warrants have been recorded as a beneficial conversion feature charge of $10,686,000 in 2002 and $2,188,000 in the second quarter of 2003.

•	In the second quarter of 2003, the Company properly reflected $606,000 of costs incurred for validation procedures relating to the VCI manufacturing facility from operating expenses to property and equipment.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2003 (As Restated)	December 31, 2002 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,894,000	$4,449,000
Investment securities	6,705,000	13,572,000
Accounts receivable	516,000	1,302,000
Accounts receivable – related party	392,000	440,000
Deferred costs	946,000	1,379,000
Prepaid expenses and other current assets	494,000	1,765,000

Total current assets	16,947,000	22,907,000
Property and equipment, net	14,147,000	3,309,000
Restricted cash	1,039,000	1,033,000
Investment in affiliate	—	268,000
Employee loans receivable	135,000	135,000
Other assets	400,000	385,000

Total assets	$32,668,000	$28,037,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to Genentech	$1,670,000	$1,900,000
Accounts payable	1,598,000	595,000
Accrued clinical trial expenses	—	2,455,000
Accrued liabilities	1,855,000	3,705,000
Deferred revenues	3,348,000	917,000
Warrant valuation obligation	1,729,000	5,780,000
Current portion of long-term obligations	7,000	15,000

Total current liabilities	10,207,000	15,367,000
Minority interest of subsidiary	6,084,000	—
Deferred rent	572,000	606,000
Redeemable convertible preferred stock, $0.01 par
value, 20,500 shares authorized:
Series A 6% cumulative, $0.01 par value,
585 and 3,800 shares issued and outstanding at June 30,
2003 and December 31, 2002, respectively (liquidation
preference of $585,000 and $3,800,000 at June 30,
2003 and December 31, 2002, respectively)	254,000	1,497,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares
authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized;
20,479,472 and 15,777,064 shares issued and outstanding
at June 30, 2003 and December 31, 2002, respectively	204,000	157,000

Additional paid-in capital	170,817,000	154,007,000
Deferred stock compensation	(29,000)	(94,000)
Accumulated other comprehensive income –
unrealized gain on investment securities	52,000	298,000
Deficit accumulated during the development stage	(155,493,000)	(143,801,000)

Total stockholders’ equity	15,551,000	10,567,000

Total liabilities and stockholders’ equity	$32,668,000	$28,037,000

See accompanying notes to condensed consolidated financial statements. 2

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from Inception (November 27, 1995) through June 30,
	2003 (As Restated)	2002 (As Restated)	2003 (As Restated)	2002 (As Restated)	2003 (As Restated)
Revenue:
Research grant and contract revenue	$2,565,000	$220,000	$3,677,000	$238,000	$5,902,000
Related party services revenue	206,000	—	307,000	—	834,000

Total revenues	2,771,000	220,000	3,984,000	238,000	6,736,000
Operating expenses:
Research and development:
Genentech charges	692,000	1,000	1,052,000	607,000	14,143,000
Other	4,644,000	4,298,000	8,309,000	8,349,000	81,073,000

Total research and development	5,336,000	4,299,000	9,361,000	8,956,000	95,216,000
General and administrative expenses	4,010,000	3,141,000	8,465,000	6,069,000	64,148,000

Loss from operations	(6,575,000)	(7,220,000)	(13,842,000)	(14,787,000)	(152,628,000)
Other income (expense):
Investment income	176,000	559,000	379,000	1,163,000	13,678,000
Interest expense	—	(2,000)	—	(4,000)	(92,000)
Equity in loss of affiliate	—	—	—	—	(11,000)
Warrant valuation adjustment	(1,024,000)	790,000	4,051,000	858,000	1,778,000

Total other (expense) income, net	(848,000)	1,347,000	4,430,000	2,017,000	15,353,000

Net loss before minority interest	(7,423,000)	(5,873,000)	(9,412,000)	(12,770,000)	(137,275,000)
Minority interest in
subsidiary losses	168,000	—	584,000	—	584,000

Net loss	(7,255,000)	(5,873,000)	(8,828,000)	(12,770,000)	(136,691,000)
Charges related to convertible
preferred stock:
Dividends	(46,000)	(303,000)	(103,000)	(603,000)	(1,933,000)
Accretion to redemption value	(222,000)	(433,000)	(302,000)	(867,000)	(4,467,000)
Beneficial conversion charge	(2,132,000)	(61,000)	(2,459,000)	(123,000)	(12,402,000)

Net loss applicable to common
stockholders	$(9,655,000)	$(6,670,000)	$(11,692,000)	$(14,363,000)	$(155,493,000)

Basic and diluted loss per share
applicable to common
stockholders	$(0.56)	$(0.47)	$(0.70)	$(1.00)
Weighted average shares used in
computing basic and diluted
loss per share	17,358,000	14,343,000	16,606,000	14,331,000

See accompanying notes to condensed consolidated financial statements. 3

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended		Period from Inception (November 27, 1995) through June 30,
	2003 (As Restated)	2002 (As Restated)	2003 (As Restated)
Net loss	$(8,828,000)	$(12,770,000)	$(136,691,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Minority interest in subsidiary losses	(584,000)	—	(584,000)
Depreciation and amortization	593,000	468,000	3,852,000
Amortization of premiums and
discounts on investment securities	(51,000)	(548,000)	(815,000)
Stock compensation expense	281,000	376,000	15,568,000
Bad debt reserve	—	—	487,000
Warrants issued to consultants	—	—	363,000
Equity in loss of affiliate	—	—	11,000
Non-cash warrant valuation adjustments	(4,051,000)	(858,000)	(1,778,000)
Changes in assets and liabilities:
Accounts receivable	834,000	—	(1,090,000)
Deferred costs	433,000	—	(946,000)
Prepaid expenses and other current assets	1,271,000	424,000	(1,214,000)
Restricted cash	(6,000)	—	(1,039,000)
Employee loans receivable	—	(80,000)	(135,000)
Other assets	(15,000)	—	(289,000)
Payable to Genentech	(230,000)	546,000	1,670,000
Deferred revenues	2,431,000	—	3,348,000
Deferred rent	(34,000)	—	572,000
Accounts payable, accrued liabilities
and other long-term obligations	(3,551,000)	281,000	3,519,000

Net cash used in operating activities:	11,507,000	(12,161,000)	115,191,000
Cash flows from investing activities:
Purchase of investment securities	(4,614,000)	(5,348,000)	(185,888,000)
Proceeds from sale and maturities of
investment securities	11,286,000	14,202,000	180,050,000
Purchase of property and equipment	(699,000)	(716,000)	(7,120,000)
Long-term lease deposits	—	—	(120,000)
Acquisition of affiliate, net of cash acquired	(3,548,000)	—	(3,827,000)

Net cash provided by (used in) investing activities	2,425,000	8,138,000	(16,905,000)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	18,342,000
Payments under capital lease obligations	(8,000)	(30,000)	(131,000)
Proceeds from issuance of common stock, net of issuance
costs	11,685,000	—	115,645,000
Return of capital on redeemable convertible preferred stock	—	(225,000)	(300,000)
Exercise of employee stock options	633,000	198,000	4,841,000
Employee stock purchase plan	235,000	109,000	611,000
Loans from Genentech	—	—	1,000,000
Cash payment of dividends	(18,000)	—	(18,000)

Net cash provided by financing activities	12,527,000	52,000	139,990,000

4

VaxGen, Inc. (A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six months ended		Period from Inception (November 27, 1995) through June 30,
	2003 (As Restated)	2002 (As Restated)	2003 (As Restated)
Increase (decrease) in cash and cash equivalents	3,445,000	(3,971,000)	7,894,000
Cash and cash equivalents at beginning of period	4,449,000	7,499,000	—

Cash and cash equivalents at end of period	$7,894,000	$3,528,000	$7,894,000

Supplemental schedule of non cash
investing and financing activities:
Dividends paid/accrued to redeemable convertible preferred
stockholders through the issuance of common stock	$85,000	$603,000	$1,915,000
Accretion of redemption value of redeemable
convertible preferred stock	302,000	867,000	4,467,000
Recognition of beneficial conversion feature
of redeemable convertible preferred stock	2,459,000	123,000	12,402,000
Recognition of fair value of common stock warrants issued
with redeemable convertible preferred stock	—	—	3,507,000
Recognition of valuation adjustment to fair value of common
stock warrants issued with redeemable convertible
preferred stock	(4,051,000)	(858,000)	(1,778,000)
Conversion of redeemable convertible preferred stock
into common stock	3,299,000	—	19,499,000
Reclassification of unaccreted portion of financing costs
from preferred stock to equity upon conversion	104,000	—	953,000
Equipment acquired through capital leases	—	—	138,000
Issuance of stock through conversion of
Genentech note payable	—	—	1,000,000
Note receivable partially settled by
severance obligation	—	—	406,000

See accompanying notes to condensed consolidated financial statements. 5

VaxGen, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
June 30, 2003
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of VaxGen, Inc. (a development stage enterprise) (“VaxGen”, “We”, or “the Company”) included herein have been prepared by VaxGen pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of VaxGen’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading these condensed consolidated financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its amended Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 19, 2003. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the operating results for the full year.

The condensed consolidated financial statements include the accounts of VaxGen and, in 2003, its consolidated subsidiary, VaxGen-Celltrion, Inc (“VCI”), (see Note 7). VaxGen owns less than 100% of VCI; therefore VaxGen records minority interest in the condensed consolidated financial statements to account for the ownership interest of the minority owner. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2. Restatement

In October 2003, the Company discovered an error related to the classification and valuation of warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock. As a result, the financial statements for the fiscal year 2002 and for the second, third and fourth fiscal quarters of 2001 were restated in the Company’s Form 10-K/A filed on November 19, 2003. Financial statements for the second fiscal quarter of 2003 and 2002 are restated in this form 10-Q/A filed on November 19, 2003. Restated financial statements reflect adjustments primarily related to the recognition, classification and valuation of warrants and beneficial conversion features relating to the Company’s Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company. As such, the Company has reclassified these warrants from equity to a liability. In addition, in the second quarter of 2003 the Company properly reflected $606,000 of costs incurred for validation procedures from operating expenses to property and equipment. As a result of the restatement, the net loss applicable to common stockholders decreased by $2,624,000 and $735,000 for the six months ended June 30, 2003 and 2002, respectively.

•	For the six months ended June 30, 2003, the net loss applicable to common stockholders decreased to $11,692,000 from $14,316,000 and basic and diluted loss per share applicable to common stockholders decreased to $(0.70) from $(0.86), each as compared to the amounts previously reported by VaxGen on its Form 10-Q filed on August 18, 2003.

7

•	For the six months ended June 30, 2002, the net loss applicable to common stockholders decreased to $14,363,000 from $15,098,000 and basic and diluted loss per share applicable to common stockholders decreased to $(1.00) from $(1.05), each as compared to the amounts previously reported by VaxGen on its Form 10-Q filed on August 18, 2003.

The restated financial statements reflect the following adjustments during the past two fiscal years and the first and second quarters of the current fiscal year:

•	In 2001, the Company reclassified $3,507,000, the initial value assigned to warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock financing, from stockholders’ equity to current liabilities.

•	Beginning on June 30, 2001 and in each subsequent quarter the restated financial statements reflect a non-cash expense or credit based on the fair market value of the warrants measured as of the end of each quarter, and a corresponding change in the current liability representing the value assigned to the warrants noted above.

•	The value of beneficial conversion features totaling $12,688,000, originally recorded as immediate deemed dividends to preferred stockholders of $734,000 in 2001, $11,061,000 in 2002 and $893,000 in the second quarter of 2003 has been reclassified to Series A Redeemable Convertible Preferred Stock and is now amortized over the period ending on the redemption date, May 23, 2004. Upon conversions of Series A Redeemable Convertible Preferred Stock prior to the redemption date, of which two occurred in 2002 and three more occurred in the second quarter of 2003, the related unamortized value of beneficial conversion features and the unamortized value of the warrants have been recorded as a beneficial conversion feature charge of $10,686,000 in 2002 and $2,188,000 in the second quarter of 2003.

•	In the second quarter of 2003, the Company properly reflected $606,000 of costs incurred for validation procedures relating to the VCI manufacturing facility from operating expenses to property and equipment.

The principal effects of these adjustments on the accompanying financial statements are set forth below: 8

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) June 30, 2003

	(As Restated)	(As Previously Reported)
Property and equipment, net	$14,147,000	$13,541,000
Total assets	32,668,000	32,062,000
Warrant valuation obligation	1,729,000	—
Total current liabilities	10,207,000	8,478,000
Minority interest of subsidiary	6,084,000	5,759,000
Redeemable convertible preferred stock	254,000	540,000
Additional paid-in capital	170,817,000	172,785,000
Deficit accumulated during the development stage	(155,493,000)	(156,299,000)
Total stockholders’ equity	15,551,000	16,713,000
Total liabilities and stockholders’ equity	32,668,000	32,062,000

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30, 2003		Three months ended June 30, 2002
	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)

General and administrative expenses	$4,010,000	$4,616,000	$3,141,000	$3,141,000
Loss from operations	(6,575,000)	(7,181,000)	(7,220,000)	(7,220,000)
Warrant valuation adjustment	(1,024,000)	—	790,000	—
Total other (expense) income, net	(848,000)	176,000	1,347,000	557,000
Net loss before minority interest	(7,423,000)	(7,005,000)	(5,873,000)	(6,663,000)
Minority interest in subsidiary losses	168,000	500,000	—	—
Net loss	(7,255,000)	(6,505,000)	(5,873,000)	(6,663,000)
Accretion to redemption value	(222,000)	(80,000)	(433,000)	(433,000)
Beneficial conversion charge	(2,132,000)	(893,000)	(61,000)	—
Net loss applicable to common
stockholders	$(9,655,000)	$(7,524,000)	$(6,670,000)	$(7,399,000)
Basic and diluted loss per share
applicable to common
stockholders	$(0.56)	$(0.43)	$(0.47)	$(0.52)
Weighted average shares used in
computing basic and diluted
loss per share	17,358,000	17,358,000	14,343,000	14,343,000

9

	Six months ended June 30, 2003		Six months ended June 30, 2002
	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)

General and administrative expenses	$8,465,000	$9,071,000	$6,069,000	$6,069,000
Loss from operations	(13,842,000)	(14,448,000)	(14,787,000)	(14,787,000)
Warrant valuation adjustment	4,051,000	—	858,000	—
Total other income, net	4,430,000	379,000	2,017,000	1,159,000
Net loss before minority interest	(9,412,000)	(14,069,000)	(12,770,000)	(13,628,000)
Minority interest in subsidiary losses	584,000	909,000	—	—
Net loss	(8,828,000)	(13,160,000)	(12,770,000)	(13,628,000)
Accretion to redemption value	(302,000)	(160,000)	(867,000)	(867,000)
Beneficial conversion charge	(2,459,000)	(893,000)	(123,000)	—
Net loss applicable to common
stockholders	$(11,692,000)	$(14,316,000)	$(14,363,000)	$(15,098,000)
Basic and diluted loss per share
applicable to common
stockholders	$(0.70)	$(0.86)	$(1.00)	$(1.05)
Weighted average shares used in
computing basic and diluted
loss per share	16,606,000	16,606,000	14,331,000	14,331,000

	For the period from Inception (November 27, 1995) through June 30, 2003
	(As Restated)	(As Previously Reported)

General and administrative expenses	$64,148,000	$64,754,000
Loss from operations	(152,628,000)	(153,234,000)
Warrant valuation adjustment	1,778,000	—
Total other income (expense), net	15,353,000	13,575,000
Net loss before minority interest	(137,275,000)	(139,659,000)
Minority interest in subsidiary losses	584,000	909,000
Net loss	(136,691,000)	(138,750,000)
Accretion to redemption value	(4,467,000)	(2,928,000)
Beneficial conversion charges	(12,402,000)	(12,688,000)
Net loss applicable to common
stockholders	(155,493,000)	(156,299,000)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002		For the period from Inception (November 27, 1995) through June 30, 2003
	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)

Net loss	$(8,828,000)	$(13,160,000)	$(12,770,000)	$(13,628,000)	$(136,691,000)	$(138,750,000)
Minority interest in subsidiary losses	(584,000)	(909,000)	—	—	(584,000)	(909,000)
Non-cash warrant valuation adjustments	(4,051,000)	—	(858,000)	—	(1,778,000)	—
Net cash used in operating activities	(11,507,000)	(12,114,000)	(12,161,000)	(12,161,000)	(115,191,000)	(115,798,000)
Acquisition of affiliate, net of cash acquired	(3,548,000)	(2,941,000)	—	—	(3,827,000)	(3,220,000)
Net cash provided by (used in) investing
activities	2,425,000	3,032,000	8,138,000	8,138,000	(16,905,000)	(16,298,000)

Supplemental schedule of non-cash
investing and financing activities:

Accretion of redemption value of redeemable
convertible preferred stock	302,000	160,000	867,000	867,000	4,467,000	2,928,000
Recognition of beneficial conversion feature
of redeemable convertible preferred stock	2,459,000	893,000	123,000	—	12,402,000	12,688,000
Recognition of valuation adjustment to fair value
of common stock warrants issued with
redeemable convertible preferred stock	(4,051,000)	—	(858,000)	—	(1,778,000)	—
Reclassification of unaccreted portion of
financing costs from preferred stock to
equity upon conversion	104,000	246,000	—	—	953,000	2,491,000

10

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

	Three months ended June 30,		Six months ended June 30,

	2003 (As Restated)	2002 (As Restated)	2003 (As Restated)	2002 (As Restated)

Net loss applicable to common stockholders	$(9,655,000)	$(6,670,000)	$(11,692,000)	$(14,363,000)
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	143,000	173,000	281,000	376,000
Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(1,582,000)	(1,656,000)	(3,162,000)	(2,969,000)

Net loss applicable to common
stockholders – pro forma	$(11,094,000)	$(8,153,000)	$(14,573,000)	$(16,956,000)

Loss per share – basic and diluted	$(0.56)	$(0.47)	$(0.70)	$(1.00)

Loss per share – basic and diluted, pro forma	$(0.64)	$(0.57)	$(0.88)	$(1.18)

11

4. Loss per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of shares of common stock outstanding for the period. Potential shares of common stock include dilutive shares issuable upon the exercise of outstanding options to purchase shares of common stock, warrants to purchase shares of common stock, and shares of our Series A redeemable convertible preferred stock, which are listed below assuming that the shares of the redeemable convertible preferred stock converted into shares of our common stock. For all periods presented, such potential shares of common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include:

	June 30,

	2003	2002

Options to purchase common stock	3,170,432	2,702,646
Warrants to purchase common stock	1,021,302	950,762
Redeemable convertible preferred stock	203,833	861,383

Total	4,395,567	4,514,791

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

The Company accounts for the difference between the carrying amount of redeemable convertible preferred stock and the redemption amount by increasing the carrying amount for periodic accretion, so that the carrying amount will equal the redemption amount at the scheduled redemption date. The accretion of the redemption value of the Preferred Stock for the six months ended June 30, 2003 and 2002 was $2,761,000 and $990,000, respectively. Included in the accretion were amounts related to Preferred Stock issuance costs and discounts originated by beneficial conversion options and warrants.

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

Common Stock Purchase Warrants

In connection with the Preferred Stock financing, the Company issued Common Stock Purchase Warrants (the “Warrants”) initially for the purchase of 297,177 shares of common stock to the Preferred Stock investors. The Warrants, which expire on May 23, 2006, originally had an exercise price of $25.2375 per share; however, effective as of June 5, 2003, the exercise price was adjusted to $12.324 per share and the number of shares issuable on exercise of the warrants increased to 608,568, in accordance with the terms of the Warrants. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company.

The Company valued the Warrants at $11.80 per share, resulting in a total value of approximately $3,500,000 at issuance. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to current liabilities. The fair value of the Warrants was calculated using the Black-Scholes model with the following inputs; exercise price of $19.51, five year expected life, risk-free interest rate of 4.96%, dividend yield of zero, volatililty of 75% and a marketability discount of 10%. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to current liabilities. The discount is being amortized over three years, and accordingly, net loss to common stockholders for the six months ended June 30, 2003 and 2002 reflected non-cash charges of $91,000 and $585,000 respectively. As a result of the conversions of Preferred Stock in the second quarter of 2003, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the Warrants as a deemed dividend to common stockholders. The deemed dividend amounted to $142,000.

The valuation of the Warrants and the corresponding current liability is re-measured quarterly and the restated financial statements reflect non-cash charges and credits based on changes in the fair market value of the warrants as measured at the end of each fiscal quarter. Accordingly, the restated financial statements reflect non-cash charges/(credits) of $1,024,000 and $(790,000) for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 the non-cash charges/(credits) were $(4,051,000) and $(858,000), respectively.

Effect of Beneficial Conversion Feature

The Company’s Preferred Stock was issued with a beneficial conversion feature, which was valued at $734,000. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as a discount to the Preferred Stock. The beneficial conversion feature is being accreted over the stated redemption date in accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”).

As noted above, one of the holders of Preferred Stock exercised a warrant in 2002, which had the effect, under the anti-dilution provisions applicable to the Preferred Stock, of reducing the conversion price of the Preferred Stock to $14.133. The reduction in conversion price resulted in an additional 553,044 shares of common stock issuable upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature in accordance with EITF No. 00-27. The contingent beneficial conversion feature was measured by multiplying the incremental shares by the fair value of the Company’s common stock on the commitment date of May 23, 2001. The fair value of the Company’s common stock on the commitment date was $20.00 per share. Accordingly, the Company recorded a contingent beneficial conversion feature in the amount of $11,061,000 in the fourth quarter of 2002, which was recorded additional paid in capital or as a discount to the Preferred Stock. This contingent beneficial conversion feature discount is also being accreted to the stated redemption date, May 23, 2004.

As noted above, two investors converted their Preferred Stock into common during the fourth quarter of 2002 and three investors converted Preferred Stock into common during the second quarter of 2003. The unamortized discount relating to the shares converted in 2002 and 2003 was recorded as beneficial conversion charges of $10,686,000 in 2002 and $2,188,000 in the second fiscal quarter of 2003.

In connection with a private placement financing, which closed in the second quarter of 2003, the conversion price of the Preferred Stock was further reduced, from $14.133 to $2.87. This further reduction in conversion price resulted in an additional 1,055,298 shares of common stock issuable upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature as described above. Accordingly, the Company recorded a contingent beneficial conversion feature in the amount of $893,000 in the second quarter of 2003, which was recorded as an additional discount to the Preferred Stock. This contingent beneficial conversion feature discount is also being accreted to the stated redemption date, May 23, 2004.

6. Anthrax Contract

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

Through the first quarter of 2003, the Company accounted for its investment in VCI using the equity method of accounting. As a result of the Company’s ongoing investment in VCI, its direct ownership percentage of VCI increased to approximately 45% as of June 30, 2003. During the quarter ended June 30, 2003, the Company, as a result of its increasing direct ownership interest in the equity of VCI, combined with its primary beneficiary status, determined that the financial position and results of operations of VCI are required to be consolidated with the financial statements of the Company. Accordingly, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2003 reflect the consolidated results of VaxGen and VCI, effective from January 1, 2003 going forward. All material intercompany balances and transactions have been eliminated in consolidation.

8. Related Party Transactions

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

9. Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2003 (As Restated)	2002 (As Restated)	2003 (As Restated)	2002 (As Restated)

Net loss	$(9,655,000)	$(6,670,000)	$(11,692,000)	$(14,363,000)
Net unrealized gains (losses) on
investment securities	(134,000)	77,000	(246,000)	(382,000)

Comprehensive loss	$(9,789,000)	$(6,593,000)	$(11,938,000)	$(14,745,000)

16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include without limitation projections as to the timing or amount of future revenues or expenses, statements regarding our expectations and beliefs about our ability to raise additional capital to finance our operations, forecasts regarding the length of time current cash resources will enable us to continue our operations in the absence of additional financing, the timing and progress of completion of our anthrax, smallpox or HIV/AIDS vaccine candidates, the timing and amount of any government awards relating to an anthrax vaccine, our ability to obtain additional financing from private sources, from governmental agencies or from philanthropic organizations to continue to develop AIDSVAX and Celltrion’s ability to complete construction of its manufacturing facilities and its ability to manufacture biopharmaceutical products. Reference should be made to the section of this report entitled “Risk Factors,” and to our amended Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on November 19, 2003 under the heading “Business,” for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake and specifically decline any obligation to update or to publicly announce the results of any revisions to these forward-looking statements to reflect future events or developments.

RESTATEMENT

In October 2003, the Company discovered an error related to the classification and valuation of warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock. In addition, in the second quarter of 2003 the Company properly reflected $606,000 of costs incurred for validation procedures from operating expenses to property and equipment. As a result, the financial statements for the fiscal year 2002 and for the second, third and fourth fiscal quarters of 2001 were restated on our Form 10-K/A filed on November 19, 2003. Financial statements for the second fiscal quarter of 2003 and 2002 are restated in this Form 10-Q/A. Restated financial statements reflect adjustments relating to the recognition, classification and valuation of warrants and beneficial conversion features relating to the Company’s Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001. The warrants provide for cash redemption by the warrant holders upon occurrence of certain events outside the control of the Company. As such, the Company has reclassified the warrants from equity to a liability.

The following discussion should be read in conjunction with the accompanying restated financial statements as of and for the three and six month periods ended June 30, 2003 and 2002. For additional information on the restatement, refer to note 2 to the Financial Statements.

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

Through the first quarter of 2003, we accounted for our investment in VCI using the equity method of accounting. As a result of our ongoing investment in VCI, our ownership percentage of VCI increased to approximately 45% as of June 30, 2003. During the quarter ended June 30, 2003, the Company, as a result of its increasing direct and indirect ownership interest in the equity of VCI, combined with its primary beneficiary status, determined that the financial position and results of operations of VCI should be consolidated with the financial statements of the Company. Accordingly, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2003 reflect the consolidated results of VaxGen and VCI, effective from January 1, 2003 going forward. All material intercompany balances and transactions have been eliminated in consolidation.

Valuation of Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. Specific potential indicators of impairment include:

•	a significant decrease in the fair value of an asset;

•	a significant change in the extent or manner in which an asset is used or a significant physical change in an asset;

18

•	a significant adverse change in legal factors or in the business climate that affects the value of an asset;

•	an adverse action or assessment by the U.S. Food and Drug Administration or another regulator; and

•	an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset.

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

In August 2000, we completed the initial inoculation and enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which is being conducted in 17 clinical centers in Bangkok. We completed the fieldwork for this trial during the second quarter of 2003 and expect to announce clinical results during the fourth quarter of 2003. We will not know the results from the clinical trial until we unblind the data immediately prior to public announcement. As occurred with our North American/European trial, the Thai trial may fail to achieve its primary endpoint. If the trial fails to achieve its primary endpoint, we may discontinue developing AIDSVAX. The U.S. Food and Drug Administration (“FDA”) has designated our HIV/AIDS vaccine candidates Fast Track Products for the prevention of HIV infection. The Fast Track designation could enable more rapid regulatory review of AIDSVAX if and when we submit a Biologics License Application (“BLA”). We are required under our license with Genentech to submit a BLA for AIDSVAX by May 2006. If we fail to do so or otherwise are unable to extend this date, Genentech may terminate our license agreement or convert the license to a non-exclusive license.

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, called Celltrion, to build and operate a manufacturing facility in Incheon, South Korea. As our part of the investment in the joint venture, we are providing mammalian cell culture technology and biologics production expertise. Celltrion contributed funds to a joint venture, VCI for the purpose of funding the first $7,000,000 of construction cost for a smaller manufacturing facility adjacent to our research facility in South San Francisco, California. This smaller facility was originally intended to support the licensure and commercial launch of AIDSVAX, if the North American and European clinical trial was successful, but is also designed to support the manufacture of other biopharmaceutical products, including our anthrax vaccine candidate or products from third parties. In the event that AIDSVAX is proven successful and the Incheon facility is validated and licensed to produce AIDSVAX, Celltrion would produce bulk material that will be sold to us. However, in the event that we abandon the development of AIDSVAX, we believe the Incheon facility could be used to manufacture other biopharmaceutical products, in which we would share in the profits based on our percentage ownership. After all rounds of financing are complete, our fully-diluted ownership of Celltrion will be approximately 44%. Although we have no further funding obligation to Celltrion, we are responsible for certain future costs related to capital expenditures, validation, operation and licensure of VCI’s manufacturing facility in South San Francisco, California in excess of Celltrion’s original $7,000,000 investment. At the end of each calendar year, VCI will issue to us one share of VCI common stock for every dollar expended by us in connection with capital expenditures, validation, operation and licensure of the facility in excess of the original $7,000,000 contribution by Celltrion. To date, our investment in VCI is $5,662,000.

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

In December 2002, we announced that we and Chemo-Sero-Therapeutic Research Institute (“Kaketsuken”) of Kumamoto, Japan, entered into initial agreement that allows us to begin development of Kaketsuken’s attenuated smallpox vaccine, LC16-Kaketsuken, for use in the United States, subject to approval by the FDA. We believe that the vaccine, which was licensed in Japan in 1980, will have a better safety profile, yet be equally effective, compared to smallpox vaccines available in the United States or elsewhere. We are currently in negotiations with Kaketsuken to define the specific commercial terms of our relationship and our rights to sell any commercialized vaccine.

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

21

•	the uncertainty related to our manufacturing facilities, which are either in an early stage of construction or have not yet been validated; and

•	various risks related to our reliance on third parties, including Genentech, Celltrion and government entities.

See the section entitled “Risk Factors” for a more detailed discussion of these risks and uncertainties.

RESULTS OF OPERATIONS

Since inception, we have generated $5,902,000 in research grant and contract revenue from a contract from NIAID to develop a new anthrax vaccine, grants from the NIH for research and development of HIV vaccines, funds received through a collaborative agreement with BBI Biotech Research Laboratories, Inc. and from service agreement fees from Celltrion.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Revenue

Research grant and contract revenue increased from $238,000 for the six months ended June 30, 2002 to $3,677,000 for the six months ended June 30, 2003. The revenue for the six months ended June 30, 2003 primarily consisted of contract revenue with NIAID related to the completion of the first and second milestones in the development of a new anthrax vaccine which amounted to approximately $2,559,000; funds received as reimbursements under a collaborative agreement with BBI Biotech which amounted to approximately $424,000; two Small Business Innovation Research (“SBIR”) grants that are funded by NIAID which amounted to approximately $656,000; and revenue related to WRAIR which amounted to approximately $39,000. Related party service fee revenue of $307,000 was earned as part of a service agreement with Celltrion. Revenue earned in one period is not indicative of revenue to be earned in future periods. We expect research grant and contract revenue to increase in the foreseeable future if we are successful in pursuing our current and anticipated future contracts. We expect related party service revenue to remain at approximately current levels for the foreseeable future.

Research and development expenses

Research and development expenses increased 5%, from $8,956,000 for the six months ended June 30, 2002 to $9,361,000 for the six months ended June 30, 2003. The net increase was due primarily to personnel costs which rose in the first six months of 2003 by $1,900,000 reflecting expenses required to staff a regulatory and quality services organization as well as the staffing necessary to develop, validate and operate a manufacturing facility. In addition, expenses relating to the anthrax vaccine project, principally for subcontractor costs, increased in the first six months of 2003 by $854,000. These increased expenses were partially offset by a reduction in clinical trial expenses of $2,100,000 for the first six months of 2003 due to the completion of the North American and European AIDSVAX trial. We expect research and development expenses to increase for the foreseeable future if we are able to advance the product candidates we have under development and if we are able to raise necessary funds to support such programs.

General and administrative expenses

General and administrative expenses increased 39%, from $6,069,000 for the six months ended June 30, 2002 to $8,465,000 for the six months ended June 30, 2003. Of this increase, approximately $853,000 was due to expenses relating to the operation of the South San Francisco manufacturing facility with most of the remaining increase due to higher spending for occupancy and insurance costs. During the third quarter of 2002, we entered into a sublease agreement to occupy an additional 50,000 square feet of space to establish a manufacturing facility and the laboratory facilities needed to support a manufacturing operation. In addition, insurance premium costs, mainly in the product liability and directors and officers liability programs, increased due to current market conditions in the insurance industry. We expect general and administrative expenses will be maintained at similar levels but will be adjusted according to the level of our research and development activity and planned operations.

Total other (expense) income, net

Other (expense) income, net, increased 120%, from $2,017,000 for the six months ended June 30, 2002 to $4,430,000 for the six months ended June 30, 2003. The increase is primarily due to the effect of mark-to-market adjustments relating to the valuation of warrants issued in our 2001 Redeemable Convertible Preferred Stock financing. In addition, there was an offsetting decrease in investment income of $780,000 in the first six months of 2003 that was primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields.

Minority interest in subsidiary losses

Minority interest in subsidiary losses was $584,000 for the six months ended June 30, 2003 reflecting Celltrion’s share of the net loss of VCI during that period.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Revenue

Research grant and contract revenue increased from $220,000 for the three months ended June 30, 2002 to $2,565,000 for the three months ended June 30, 2003. The revenue for the three months ended June 30, 2003 primarily consisted of contract revenue with NIAID related to the completion of the second milestone in the development of a new anthrax vaccine which amounted to approximately $1,892,000; funds received as reimbursements under a collaborative agreement with BBI Biotech which amounted to approximately $202,000; two SBIR grants that are funded by NIAID which amounted to approximately $447,000; and revenue related to WRAIR which amounted to approximately $24,000. Related party service fee revenue of $206,000 was earned as part of a service agreement with Celltrion. Revenue earned in one period is not indicative of revenue to be earned in future periods. We expect research grant and contract revenue to increase in the foreseeable future if we are successful in pursuing our current and anticipated future contracts. We expect related party service revenue to remain at approximately current levels for the foreseeable future.

Research and development expenses

Research and development expenses increased 24%, from $4,299,000 for the three months ended June 30, 2002 to $5,336,000 for the three months ended June 30, 2003. The net increase was due primarily to personnel costs which rose in the three months ended June 30, 2003 by $865,000 due to salary and benefits expenses required to staff a regulatory and quality services organization expenses for staffing necessary to develop, validate and operate a manufacturing facility. Expenses for the anthrax vaccine project, principally for subcontractor costs, increased by $1,162,000 in the three months ended June 30, 2003. These increased expenses were partially offset by a reduction in clinical trial expenses of $754,000 for the three months ended June 30, 2003 due to the completion of the North American and European AIDSVAX trial. We expect research and development expenses to increase for the foreseeable future if we are able to advance the product candidates we have under development and if we are able to raise necessary funds to support such programs.

General and administrative expenses

General and administrative expenses increased 28%, from $3,141,000 for the three months ended June 30, 2002 to $4,010,000 for the three months ended June 30, 2003. Of this increase, approximately $307,000 was due to expenses relating to the operation of the South San Francisco manufacturing facility with most of the remaining increase due to higher spending for occupancy, personnel and insurance costs. During the third quarter of 2002, we entered into a sublease agreement to occupy an additional 50,000 square feet of space to establish a manufacturing facility and the laboratory facilities needed to support a manufacturing operation. Compensation costs increased due to the hiring of additional staff required to support the expanding infrastructure of our operations. In addition, insurance premium cost, mainly in the product liability and directors and officers liability programs, increased due to current market conditions in the insurance industry. We expect general and administrative expenses will be maintained at similar levels but will be adjusted according to the level of our research and development activity and planned operations.

Total other (expense) income, net

Other (expense) income, net, changed from $1,347,000 for the three months ended June 30, 2002, to $(848,000) for the three months ended June 30, 2003. The decrease is primarily due to the effect of mark-to-market adjustments relating to the valuation of warrants issued in our 2001 Redeemable Convertible Preferred Stock financing. Also, investment income decreased $381,000, primarily attributable to lower average balances of cash, cash equivalents and investment securities, along with lower yields.

Minority interest in subsidiary losses

Minority interest in subsidiary losses was $168,000 for the three months ended June 30, 2003 reflecting Celltrion’s share of the net loss of VCI during that period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financing requirements are for (i) capital equipment expenditures related to the manufacturing facility in South San Francisco, California; (ii) funding our day-to-day working capital requirements; and (iii) research and development costs.

Cash, cash equivalents and investment securities were $14,599,000 and our working capital position was $6,740,000 at June 30, 2003. We have financed our operations since inception primarily through capital provided by Genentech, sales of our common stock, an issuance of redeemable convertible preferred stock, research grant and contract revenues and related party services revenues. Genentech has no obligation to provide us future funding.

We completed our initial public offering in July 1999, in which we sold 3,565,000 shares of common stock resulting in net proceeds to us of approximately $41,959,000. Since our initial public offering, we have raised aggregate net proceeds of $35,784,500 through sales of common stock, including net proceeds of $24,100,000 through the sale of 2,174,000 shares of common stock to Vulcan Ventures, Inc. in December 1999, net proceeds of $5,000,000 through the sale of 1,742,160 shares of common stock to a single institutional investor in May 2003 at $2.87 per share and net proceeds of $6,684,500 through the sale of 1,591,307 shares of common stock to a single institutional investor in June 2003 at $4.3989 per share. In addition, on May 23, 2001, we completed a Preferred Stock financing through which four investors paid us an aggregate of approximately $20,000,000 in consideration for 20,000 shares of our Series A Redeemable Convertible Preferred Stock at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. In the event that there is no earlier conversion, we must redeem the Series A Redeemable Convertible Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. We may within certain limits, pay up to 50% of such redemption price in shares of our common stock. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds to us of approximately $18,300,000. The proceeds from the Series A Redeemable Convertible Preferred Stock financing were used to prepare the Company’s HIV/AIDS vaccine, AIDSVAX, for commercial-scale manufacturing as well as for the development of new adjuvants and for general corporate purposes. As of June 30, 2003, 585 shares of Series A Redeemable Convertible Preferred Stock remained outstanding, which are convertible into 203,833 shares of common stock.

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

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through June 30, 2003, our gross investment in equipment and leasehold improvements was $7,120,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratories, our manufacturing facility and in the establishment of office facilities. Net cash used in operating activities for the six months ended June 30, 2003 was $11,507,000, primarily representing expenditures for research and development costs and general and administrative expenses in excess of revenues from grants and contracts as compared to $12,161,000 for the six months ended June 30, 2002.

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

As part of our investment in the joint venture, we provided mammalian cell culture technology and biologics production expertise. We currently are Celltrion’s single-largest stockholder. Although we have no further funding obligation to Celltrion, we are responsible for any additional capital equipment costs in excess of $7,000,000 and certain costs related to capital expenditures, validation, operation and licensure of VCI’s manufacturing facility in South San Francisco, California. The South Korean investors will provide the funding necessary to design and construct both facilities and to validate and operate the Incheon facility. After all planned rounds of financing are completed, our fully diluted ownership of Celltrion will be approximately 44%. As of June 30, 2003, the South Korean investors had contributed to Celltrion approximately $43,750,000 of the $50,000,000 in cash required under joint venture agreement between us and Celltrion, and secured a $40,000,000 loan with a Korean bank. As a result, we currently have a 47.8% interest in Celltrion.

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

29

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

To date, we have engaged primarily in research, development and clinical testing. At June 30, 2003, we had an accumulated deficit of approximately $155,493,000. We expect to incur substantial losses in the future.

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

If Genentech were to terminate our license agreement, we would not be able to develop or market AIDSVAX. 34

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

At June 30, 2003, our stockholders’ equity was $15,551,000 and our closing stock price on August 1, 2003 was $4.24. A delisting of our common stock from The Nasdaq National Market would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, which could materially harm our business.

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

36

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

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

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

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. Civil Action No. CIV 430087, and MacDonald v. Allen, et al., Civil Action No. CIV 430088. These cases have been consolidated into a single action. Named as defendants in the consolidated action are Company directors Lance K. Gordon, Donald P. Francis, M.D., Phillip W. Berman, David W. Beier, Randall L-W. Caudill, Stephen C. Francis and William D. Young. Also named as defendants are Paul Allen and Vulcan Ventures, Inc. The allegations of the consolidated complaint mirror those contained in the class action, and plaintiffs allege as well that Mr. Allen and Vulcan Ventures sold shares of the Company’s stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of the Company, assert claims against all defendants for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment, and against Mr. Allen and Vulcan Ventures for breach of fiduciary duty and insider trading. Management believes the Company has strong defenses and intends to defend the action vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of	S-8	333-84922	3-26-02	4.1
	Incorporation.

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.3	Amended and Restated Bylaws	S-1	333-78065	6-11-99	3.2

4.1	Reference is made to Exhibits 3.1, 3.2
	and 3.3.

4.2	Certificate of Designations, Rights and	S-8	333-84922	3-26-02	4.2
	Preferences of Series A 6% Cumulative
	Convertible Preferred Stock.

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

31.1	Certification Required by Rule 13a-14(a)					X
	or Rule 15d-14(a)

31.2	Certification Required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications Required by Rule 13a-14(b)					X
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

VaxGen, Inc.

Dated: November 19, 2003	By: /s/ Carter A. Lee —————————————— Carter A. Lee Senior Vice President Finance & Administration (Principal Financial Officer)

41