Form 10-Q
period 2003-09-30
VAXGEN INC
filed 2003-11-19
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The issuer has one class of common stock with 20,828,777 shares outstanding as of November 1, 2003.

VaxGen, Inc.

Form 10-Q

For the Quarter Ended September 30, 2003

Table of Contents

Recent Accounting and Financial Developments

In October 2003, the Company discovered an error related to the classification and valuation of warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock. In addition, in the second quarter of 2003, the Company properly reflected $606,000 of costs incurred for validation procedures from operating expenses to property and equipment. As a result of the restatement, the net loss applicable to common stockholders increased by $270,000 for the nine months ended September 30, 2002. As a result, the financial statements for the fiscal year 2002 and for the second, third and fourth fiscal quarters of 2001 were restated in the Company’s Form 10-K/A filed on November 19, 2003. Financial statements for the first and second fiscal quarters of 2003 and 2002 were restated on the Company’s Forms 10-Q/A also filed on November 19, 2003. Restated financial statements reflect adjustments primarily related to the recognition, classification and valuation of warrants and beneficial conversion features relating to the Company’s Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company. As such, the Company has reclassified these warrants from equity to a liability.

•	For the nine months ended September 30, 2002, the net loss applicable to common stockholders increased to $23,894,000 from $23,624,000 and basic and diluted loss per share applicable to common stockholders increased to $(1.66) from $(1.64), each as compared to the amounts previously reported by VaxGen on its Form 10-Q filed on November 14, 2002.

The restated financial statements reflect the following adjustments during the past two fiscal years and the first and second quarters of the current fiscal year:

•	In 2001, the Company reclassified $3,507,000, the initial value assigned to warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock financing, from stockholders’ equity to current liabilities.

•	Beginning on June 30, 2001 and in each subsequent quarter the restated financial statements reflect a non-cash expense or credit based on the fair market value of the warrants measured as of the end of each quarter, and a corresponding change in the current liability representing the value assigned to the warrants noted above.

•	The value of beneficial conversion features totaling $12,688,000, originally recorded as immediate deemed dividends to preferred stockholders of $734,000 in 2001, $11,061,000 in 2002 and $893,000 in the second quarter of 2003 has been reclassified to Series A Redeemable Convertible Preferred Stock and is now amortized over the period ending on the redemption date, May 23, 2004. Upon conversions of Series A Redeemable Convertible Preferred Stock prior to the redemption date, of which two occurred in 2002 and three more occurred in the second quarter of 2003, the related unamortized value of beneficial conversion features and the unamortized value of the warrants have been recorded as a beneficial conversion charge of $10,686,000 in 2002, $2,188,000 in the second quarter of 2003 and $249,000 in the third quarter of 2003.

•	In the second quarter of 2003, the Company properly reflected $606,000 of costs incurred for validation procedures relating to the VCI manufacturing facility from operating expenses to property and equipment.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED CONDSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2003	December 31, 2002 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$683,000	$4,449,000
Investment securities	6,145,000	13,572,000
Accounts receivable	3,274,000	1,302,000
Accounts receivable - related party	140,000	440,000
Deferred costs	1,693,000	1,379,000
Prepaid expenses and other current assets	4,067,000	1,765,000

Total current assets	16,002,000	22,907,000
Property and equipment, net	17,808,000	3,309,000
Restricted cash	1,088,000	1,033,000
Investment in affiliate	—	268,000
Employee loans receivable	95,000	135,000
Other assets	343,000	385,000

Total assets	$35,336,000	$28,037,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to Genentech	$1,860,000	$1,900,000
Accounts payable	4,909,000	595,000
Accrued clinical trial expenses	—	2,455,000
Accrued liabilities	2,760,000	3,705,000
Deferred revenues	5,729,000	917,000
Deferred rent - current	50,000	—
Warrant valuation obligation	4,709,000	5,780,000
Current portion of long-term obligations	5,000	15,000

Total current liabilities	20,022,000	15,367,000
Minority interest of subsidiary	6,050,000	—
Deferred rent	517,000	606,000
Redeemable convertible preferred stock, $0.01 par
value, 20,500 shares authorized:
Series A 6% cumulative, $0.01 par value,
zero and 3,800 shares issued and outstanding at September 30,
2003 and December 31, 2002, respectively (liquidation
preference of $0 and $3,800,000 at September 30,
2003 and December 31, 2002, respectively)	—	1,497,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares
authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized;
20,807,611 and 15,777,064 shares issued and outstanding
at September 30, 2003 and December 31, 2002, respectively	208,000	157,000
Additional paid-in capital	171,725,000	154,007,000
Deferred stock compensation	(15,000)	(94,000)
Accumulated other comprehensive income -
unrealized gain on investment securities	31,000	298,000
Deficit accumulated during the development stage	(163,202,000)	(143,801,000)

Total stockholders’ equity	8,747,000	10,567,000

Total liabilities and stockholders’ equity	$35,336,000	$28,037,000

See accompanying notes to condensed consolidated financial statements. 2

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from Inception (November 27, 1995) through September 30,
	2003	2002 (As Restated)	2003	2002 (As Restated)	2003

Revenue:
Research grant and contract revenue	$5,612,000	$132,000	$9,289,000	$370,000	$11,514,000
Related party services revenue	132,000	—	439,000	—	966,000

Total revenues	5,744,000	132,000	9,728,000	370,000	12,480,000
Operating expenses:
Research and development:
Genentech charges	249,000	96,000	1,301,000	703,000	14,392,000
Other	5,628,000	4,846,000	13,937,000	13,195,000	86,701,000

Total research and development	5,877,000	4,942,000	15,238,000	13,898,000	101,093,000
General and administrative expenses	4,363,000	3,608,000	12,828,000	9,677,000	68,511,000

Loss from operations	(4,496,000)	(8,418,000)	(18,338,000)	(23,205,000)	(157,124,000)
Other income (expense):
Investment income	56,000	658,000	435,000	1,821,000	13,734,000
Interest expense	(7,000)	—	(7,000)	(4,000)	(99,000)
Equity in loss of affiliate	—	—	—	—	(11,000)
Warrant valuation adjustment	(2,980,000)	(944,000)	1,071,000	(86,000)	(1,202,000)

Total other (expense) income, net	(2,931,000)	(286,000)	1,499,000	1,731,000	12,422,000

Net loss before minority interest	(7,427,000)	(8,704,000)	(16,839,000)	(21,474,000)	(144,702,000)
Minority interest in
subsidiary losses	41,000	—	625,000	—	625,000

Net loss	(7,386,000)	(8,704,000)	(16,214,000)	(21,474,000)	(144,077,000)
Charges related to convertible
preferred stock:
Dividends	(6,000)	(300,000)	(109,000)	(903,000)	(1,939,000)
Accretion to redemption value	(29,000)	(434,000)	(331,000)	(1,333,000)	(4,496,000)
Beneficial conversion charge	(288,000)	(61,000)	(2,747,000)	(184,000)	(12,690,000)

Net loss applicable to common
stockholders	$(7,709,000)	$(9,531,000)	$(19,401,000)	$(23,894,000)	$(163,202,000)

Basic and diluted loss per share
applicable to common
stockholders	$(0.37)	$(0.66)	$(1.08)	$(1.66)
Weighted average shares used in
computing basic and diluted
loss per share	20,561,000	14,472,000	17,939,000	14,378,000

See accompanying notes to condensed consolidated financial statements. 3

VaxGen, Inc. (A Development Stage Enterprise) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,		Period Inception (November 27,
	2003	2002 (As Restated)	1995) through September 30, 2003

Net loss	$(16,214,000)	$(21,474,000)	$(144,077,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Minority interest in subsidiary losses	(625,000)	—	(625,000)
Depreciation and amortization	857,000	728,000	4,116,000
Amortization of premiums and
discounts on investment securities	(138,000)	34,000	(902,000)
Stock compensation expense	400,000	559,000	15,687,000
Bad debt reserve	—	—	487,000
Warrants issued to consultants	—	47,000	363,000
Equity in loss of affiliate	—	—	11,000
Non-cash warrant valuation adjustments	(1,071,000)	86,000	1,202,000
Changes in assets and liabilities:
Accounts receivable	(1,672,000)	424,000	(3,596,000)
Deferred costs	(314,000)	—	(1,693,000)
Prepaid expenses and other current assets	20,000	(1,130,000)	(2,465,000)
Restricted cash	(55,000)	(500,000)	(1,088,000)
Employee loans receivable	40,000	(268,000)	(95,000)
Other assets	42,000	—	(232,000)
Payable to Genentech	(40,000)	(980,000)	1,860,000
Deferred revenues	4,812,000	—	5,729,000
Deferred rent	(39,000)	—	567,000
Accounts payable, accrued liabilities
and other long-term obligations	(1,657,000)	1,250,000	5,413,000

Net cash used in operating activities:	(15,654,000)	(21,224,000)	(119,338,000)
Cash flows from investing activities:
Purchase of investment securities	(4,614,000)	(13,350,000)	(185,888,000)
Proceeds from sale and maturities of
investment securities	11,912,000	33,170,000	180,676,000
Purchase of property and equipment	(4,624,000)	(973,000)	(11,045,000)
Long-term lease deposits	—	—	(120,000)
Acquisition of affiliate, net of cash acquired	(3,543,000)	—	(3,822,000)

Net cash provided by (used in) investing activities	(869,000)	18,847,000	(20,199,000)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	18,342,000
Payments under capital lease obligations	(10,000)	(33,000)	(133,000)
Proceeds from issuance of common stock, net of issuance
costs	11,685,000	—	115,645,000
Return of capital on redeemable convertible preferred stock	—	(300,000)	(300,000)
Exercise of employee stock options	701,000	223,000	4,909,000
Employee stock purchase plan	399,000	175,000	775,000
Loans from Genentech	—	—	1,000,000
Cash payment of dividends	(18,000)	—	(18,000)

Net cash provided by financing activities:	12,757,000	65,000	140,220,000

See accompanying notes to condensed consolidated financial statements. 4

VaxGen, Inc. (A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine months ended September 30,		Period from Inception (November 27,
	2003	2002 (As Restated)	1995) through September 30, 2003
Increase (decrease) in cash and cash equivalents	(3,766,000)	(2,312,000)	683,000
Cash and cash equivalents at beginning of period	4,449,000	7,499,000	—

Cash and cash equivalents at end of period	$683,000	$5,187,000	$683,000

Supplemental schedule of non cash investing and financing activities:
Dividends paid/accrued to redeemable convertible preferred
stockholders through the issuance of common stock	$91,000	$903,000	$1,921,000
Accretion of redemption value of redeemable
convertible preferred stock	331,000	1,333,000	4,496,000
Recognition of beneficial conversion feature
of redeemable convertible preferred stock	2,747,000	—	12,690,000
Recognition of fair value of common stock warrants issued
with redeemable convertible preferred stock	—	—	3,507,000
Recognition of valuation adjustment to fair value of common
stock warrants issued with redeemable convertible
preferred stock	(1,071,000)	86,000	1,202,000
Conversion of redeemable convertible preferred stock
into common stock	3,890,000	—	20,090,000
Reclassification of unaccreted portion of financing costs
from preferred stock to equity upon conversion	119,000	—	968,000
Equipment acquired through capital leases	—	—	138,000
Issuance of stock through conversion of
Genentech note payable	—	—	1,000,000
Note receivable partially settled by
severance obligation	—	—	406,000
Prepaid insurance premiums in accounts payable	2,322,000	—	2,322,000
See accompanying notes to condensed consolidated financial statements. 5

VaxGen, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
September 30, 2003
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of VaxGen, Inc. and subsidiary (a development stage enterprise) (“VaxGen”, “we”, or “the Company”) included herein have been prepared by VaxGen pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of VaxGen’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading these condensed consolidated financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its amended Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 19, 2003. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the operating results for the full year.

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

We have presented the condensed consolidated financial statements on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we may not be able to continue our operations because we have experienced significant operating losses, which we expect will continue, and have insufficient sources of funding for our operations. In order for us to remain a going concern we will require significant additional funding in the near term. We are exploring opportunities to raise capital through equity offerings, strategic alliances and other financing vehicles. However, there can be no assurance that any such additional financing will be available to us on the terms that we deem acceptable, if at all. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. We expect the cash and cash equivalents at September 30, 2003 along with expected cash receipts to be generated from our contractual arrangements with the National Institutes of Health (“NIH”) will be sufficient to fund operations according to our current plan through the first quarter of 2004. External cash requirements are expected to be lower during the last quarter of 2003 because of anticipated revenues from our contract related to the development of an anthrax vaccine and other revenue sources. Should management’s plan not develop as anticipated, we will restrict additional planned activities and operations, as necessary, to sustain operations and conserve cash resources.

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

Accounting for Asset Retirement Obligations

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The adoption of SFAS No. 143 did not have an effect on our financial condition or results of operations.

New accounting pronouncements

In May 2003 the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how companies classify and measure certain financial instruments. SFAS No. 150 requires that companies classify financial instruments that fall within the scope of the statement as liabilities. We adopted SFAS No. 150 in the third quarter of 2003. As all our redeemable convertible preferred stock was converted to common stock prior to September 30, 2003, the adoption of SFAS No. 150 did not have a material effect on our financial condition or results of operations.

2. Restatement

In October 2003, the Company discovered an error related to the classification and valuation of warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock. In addition, in the second quarter of 2003, the Company properly reflected $606,000 of costs incurred for validation procedures from operating expenses to property and equipment. As a result of the restatement, the net loss applicable to common stockholders increased by $270,000 for the nine months ended September 30, 2002. As a result, the financial statements for the fiscal year 2002 and for the second, third and fourth fiscal quarters of 2001 were restated in the Company’s Form 10-K/A filed on November 19, 2003. Financial statements for the first and second fiscal quarters of 2003 and 2002 were restated on the Company’s Forms 10-Q/A also filed on November 19, 2003. Restated financial statements reflect adjustments primarily relating to the recognition, classification and valuation of warrants and beneficial conversion features relating to the Company’s Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001. These warrants provide for cash redemption by the warrant holder upon the occurrence of certain events outside the control of the Company. As such, the Company has reclassified these warrants from equity to a liability.

•	For the three months ended September 30, 2003, the net loss applicable to common stockholders increased to $9,531,000 from $8,526,000 and basic and diluted loss per share applicable to common stockholders increased to $(0.66) from $(0.59), each as compared to the amounts previously reported by VaxGen on its Form 10-Q filed on November 14, 2002.

•	For the nine months ended September 30, 2002, the net loss applicable to common stockholders increased to $23,894,000 from $23,624,000 and basic and diluted loss per share applicable to common stockholders increased to $(1.66) from $(1.64), each as compared to the amounts previously reported by VaxGen on its Form 10-Q filed on November 14, 2002.

The restated financial statements reflect the following adjustments during the past two fiscal years and the first and second quarters of the current fiscal year:

•	In 2001, the Company reclassified $3,507,000, the initial value assigned to warrants issued in connection with the Company’s Series A Redeemable Convertible Preferred Stock financing, from stockholders’ equity to current liabilities.

•	Beginning on June 30, 2001 and in each subsequent quarter the restated financial statements reflect a non-cash expense or credit based on the fair market value of the warrants measured as of the end of each quarter, and a corresponding change in the current liability representing the value assigned to the warrants noted above.

•	The value of beneficial conversion features totaling $12,688,000, originally recorded as immediate deemed dividends to preferred stockholders of $734,000 in 2001, $11,061,000 in 2002 and $893,000 in the second quarter of 2003 has been reclassified to Series A Redeemable Convertible Preferred Stock and is now amortized over the period ending on the redemption date, May 23, 2004. Upon conversions of Series A Redeemable Convertible Preferred Stock prior to the redemption date, of which two occurred in 2002 and two more occurred in the second quarter of 2003, the related unamortized value of beneficial conversion features and the unamortized value of the warrants have been recorded as a beneficial feature conversion charge of $10,686,000 in 2002, $2,188,000 in the second quarter of 2003 and $249,000 in the third quarter of 2003.

•	In the second quarter of 2003, the Company properly reflected $606,000 of costs incurred for validation procedures relating to the VCI manufacturing facility from operating expenses to property and equipment.

The principal effects of these adjustments or the accompanying financial statements are set forth below:

	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended September 30, 2002		For the Nine Months Ended September 30, 2002

	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)

Warrant valuation adjustment	$(944,000)	$—	$(86,000)	$—
Total other income (expense), net	(286,000)	658,000	1,731,000	1,817,000
Net loss	(8,704,000)	(7,760,000)	(21,474,000)	(21,388,000)
Beneficial conversion charges	(61,000)	—	(184,000)	—
Net loss applicable to common
stockholders	(9,531,000)	(8,526,000)	(23,894,000)	(23,624,000)
Basic and diluted loss per share
applicable to common
stockholders	$(0.66)	$(0.59)	$(1.66)	$(1.64)
Weighted average shares used in
computed basic and diluted
loss per share	14,472,000	14,472,000	14,378,000	14,378,000

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

	2002

	(As Restated)	(As Previously Reported)

Net loss	$(21,474,000)	$(21,388,000)
Non-cash warrant valuation adjustments	86,000	—
Supplemental schedule of non-cash
investing and financing activities:
Recognition of valuation adjustment to fair value of
common stock warrants issued with redeemable
convertible preferred stock	86,000	—

3. Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123” (“SFAS No. 148”), which require compensation expense to be disclosed based on the fair value of the options granted at the date of the grant. If we had accounted for our stock-based compensation plans using a fair-value-based method in accordance with SFAS No. 123, our net loss and net loss per share would approximate the pro forma amounts indicated in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002 (As Restated)	2003	2002 (As Restated)
Net loss applicable to common
stockholders — as reported	$(7,709,000)	$(9,531,000)	$(19,401,000)	$(23,894,000)
Add: Stock-based employee compensation expense
included in reported net loss, net
of related tax effects	121,000	175,000	400,000	527,000
Less: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(1,500,000)	(1,604,000)	(4,662,000)	(4,573,000)

Net loss applicable to common
stockholders - pro forma	$(9,088,000)	$(10,960,000)	$(23,663,000)	$(27,940,000)

Loss per share — basic and diluted, as reported	$(0.37)	$(0.66)	$(1.08)	$(1.66)
Loss per share — basic and diluted, pro forma	$(0.44)	$(0.76)	$(1.32)	$(1.94)

4. Loss per Share

Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of shares of common stock outstanding for the period. Potential shares of common stock include dilutive shares issuable upon the exercise of outstanding options to purchase shares of common stock, warrants to purchase shares of common stock, and shares of our Series A redeemable convertible preferred stock (in 2002 only), which are listed below assuming that the shares of the Series A redeemable convertible preferred stock converted into shares of our common stock. For all periods presented, such potential shares of common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include:

	September 30,
	2003	2002
Options to purchase common stock	3,529,916	3,216,370
Warrants to purchase common stock	985,159	950,262
Redeemable convertible preferred stock	—	861,383

Total	4,515,075	5,028,015

Weighted average exercise prices for excluded options and warrants were $10.70 and $11.68 at September 30, 2003 and 2002, respectively.

5. Redeemable Convertible Preferred Stock Financing

The Company entered into a Securities Purchase Agreement dated as of May 23, 2001 with four investors, whereby the Company received approximately $20,000,000 in consideration for the sale of 20,000 shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Preferred Stock”) and the issuance of Common Stock Purchase Warrants described below. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds of approximately $18,300,000. These proceeds were used to prepare the Company’s HIV/AIDS vaccine, if proven successful, for commercial-scale manufacturing as well as for the development of new adjuvants and for general corporate purposes. As of September 30, 2003, there were no outstanding shares of Preferred Stock as all such shares had been converted into common stock.

A summary of the significant terms of the Preferred Stock financing are as follows:

Conversion

During the third quarter of 2003, two investors converted 585 shares in the aggregate of Preferred Stock in exchange for 205,845 shares of common stock, which included shares issued for accrued but unpaid dividends. At September 30, 2003 there was no Preferred Stock outstanding.

Redemption

In the event that there had been no earlier conversion, the Company would have had to redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends.

The Company accounted for the difference between the carrying amount of Preferred Stock and the redemption amount by increasing the carrying amount for periodic accretion, so that the carrying amount would equal the redemption amount at the scheduled redemption date. The accretion of the redemption value of the Preferred Stock for the nine months ended September 30, 2003 and 2002 was $169,000 and $1,333,000, respectively. Included in the accretion were amounts related to Preferred Stock issuance cost and discounts originated by beneficial conversion options and warrants. As all the Preferred Stock has been converted into common stock, there will be no further accretion in future periods.

Dividends

Prior to conversion, each share of Preferred Stock was entitled to receive annual dividends of 6% payable on June 30 and December 31, beginning on December 31, 2001. If not paid within five days of either such date, the dividend would accumulate and compound. Payment could be made in cash or in shares of common stock at the Company’s option. Payment on December 31, 2001 was made in 65,253 shares of common stock. During 2002, payment was made in 114,300 shares of common stock, along with an additional 26,182 shares of common stock that were paid upon conversion for accrued but unpaid dividends. During the first nine months of 2003, payment was made in cash for $18,000 along with 31,561 shares of common stock that were paid upon conversion for accrued but unpaid dividends. Net loss applicable to common stockholders for the nine months ended September 30, 2003 and 2002 included non-cash charges of $91,000 and $903,000, respectively, for Preferred Stock dividends.

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

The Company valued the Warrants at $11.80 per share, resulting in a total value of approximately $3,500,000 at issuance. The fair value of the Warrants was calculated using the Black-Scholes model with the following inputs; exercise price of $19.51 five year expected life, risk-free interest rate of 4.96%, dividend yield of zero, volatililty of 75% and a marketability discount of 10%. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to current liabilities. The discount is being amortized over three years, and accordingly, net loss to common stockholders for the nine months ended September 30, 2003 and 2002 reflected non-cash charges of $169,000 and $1,333,000, respectively. As a result of the conversions of Preferred Stock in the third quarter of 2003, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the Warrants as a deemed dividend to common stockholders of $20,000 in the third quarter of 2003.

The valuation of the warrants and the corresponding current liability is re-measured quarterly and the condensed consolidated financial statements reflect a non-cash expense or credit based on the change in the fair market value of the warrants as measured at the end of each fiscal quarter. Accordingly, the condensed consolidated financial statements for the three months ended September 30, 2003 and 2002 reflected non-cash expenses of $2,980,000 and $944,000, respectively, relating to the periodic revaluation of the warrant liability. For the nine months ended September 30, 2003 and 2002 the non-cash charges relating to the periodic revaluation of the warrant liability were a credit of $1,071,000 and an expense of $86,000, respectively.

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

In 2002, one of the holders of Preferred Stock exercised a warrant, which had the effect, under the anti-dilution provisions applicable to the Preferred Stock, of reducing the conversion price of the Preferred Stock to $14.133. The reduction in conversion price resulted in an additional 553,044 shares of common stock issuable upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature in accordance with EITF 00-27. The contingent beneficial conversion feature was measured by multiplying the incremental shares by the fair value of the Company’s common stock on the commitment date of May 23, 2001. The fair value of the Company’s common stock on the commitment date was $20.00 per share. Accordingly, the Company recorded a contingent beneficial conversion feature in the amount of $11,061,000, which was recorded as additional paid in capital and as a discount to the Preferred Stock. The contingent beneficial conversion feature discount is also being accreted to the stated redemption date, May 23, 2004.

In connection with a private placement financing which closed in the second quarter of 2003 the conversion price of the Preferred Stock was further reduced, from $14.133 to $2.87. This further reduction in conversion price resulted in an additional 1,055,298 shares of common stock issuable upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature as described above. Accordingly, the Company recorded a contingent beneficial conversion feature in the amount of $893,000 in the second quarter of 2003, which was recorded as additional paid in capital and as a discount to the Preferred Stock. This contingent beneficial conversion feature discount is also being accreted to the stated redemption date, May 23, 2004.

As noted above, two investors converted their Preferred Stock into common stock during the third quarter of 2003. The unamortized discount relating to the shares converted was recorded as a beneficial conversion charge of $229,000.

6. Anthrax Contract

In September 2002, the Company was awarded a contract from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a new anthrax vaccine candidate and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses of the vaccine. The current period of performance of the contract is from September 30, 2002 through December 31, 2003. Under the initial phase of the NIAID contract, the Company expects to be awarded, upon satisfaction of certain milestones, approximately $20,867,000. The total amount to be awarded under this contract was originally $13,636,000, and NIAID has authorized additional funding totaling $7,231,000 for the contract. During the nine months ended September 30, 2003, the Company recognized a total of $7,618,000 in revenue related to the completion of the first, second and third contractual milestones. The Company will recognize revenue based on the completion of future milestones, which have been specified by NIAID. Revenues and direct costs (not to exceed revenues) associated with milestones which have not been substantiated through objective evidence of completion from NIAID, will be deferred on the balance sheet. At September 30, 2003, the Company had $1,693,000 of deferred costs and $5,729,000 of deferred revenues related to this contract.

NIAID has elected to extend the contract and, in September 2003, we were awarded an $80,300,000 contract for the advanced development of our anthrax vaccine candidate, to conduct a large-scale Phase II clinical trial and to manufacture 3 million doses of anthrax vaccine under an Investigational New Drug Application (“IND”).

7. Celltrion Joint Venture

In February 2002, the Company and Nexol Biotech Co., Ltd., Nexol Co., Ltd., Korea Tobacco and Ginseng Corporation and J. Stephen & Company Ventures Ltd. (the “South Korean investors”) formed a joint venture, named Celltrion, to build and operate a mammalian cell culture biomanufacturing facility in Incheon, South Korea, and to provide partial funding of the construction of an intermediate scale manufacturing facility in South San Francisco. Under the terms of the Celltrion joint venture agreement, dated February 25, 2002, between the Company and the South Korean investors, the total capitalization of Celltrion during the start-up phase will be between $80,000,000 and $120,000,000, subject to adjustment with the consent of the shareholders of Celltrion.

As a result of the in-kind investment of mammalian cell culture technology and manufacturing know-how valued at $30,000,000, the Company currently has a 47.8% interest in Celltrion, although if funding is completed as intended, the Company’s interest will be approximately 44%. As of September 30, 2003, the South Korean investors had contributed approximately $43,750,000 in cash to Celltrion of the $52,000,000 in cash that the Celltrion joint venture agreement requires to have been funded by the end of August 2002, and secured a $40,000,000 loan with a Korean bank. There is a remaining balance of $6,300,000 to be funded, of which J. Stephen & Co. Ventures was obligated to fund $3,800,000 in June 2003, and Nexol Biotech was obligated to fund $2,500,000 in December 2002. The Company does not expect J. Stephen & Co. Ventures, Nexol Biotech, or any of the other South Korean investors to invest additional funds in Celltrion in the near future, if at all. Celltrion currently has no commitments for the investment of additional funds. The Incheon facility is expected to engage in mammalian cell culture biomanufacturing, which is used to make many of the pharmaceutical products developed by the biotechnology industry, including monoclonal antibodies and therapeutic proteins. The Company accounts for its investment in Celltrion using the equity method of accounting. The Company does not own a majority of the voting its nor will it be the primary beneficiary of the joint venture.

Under the terms of the joint venture agreement, Celltrion has invested $7,000,000 to capitalize a new corporation, VaxGen-Celltrion, Inc. (“VCI”) to design and construct the intermediate scale manufacturing facility adjacent to the Company’s research facility in South San Francisco. On June 7, 2002, the Company entered into a joint venture agreement with Celltrion to specify the terms governing the management and operation of VCI. The Company is responsible for all staffing and operational costs and expenses of the facility, as well as all capital costs in excess of the initial $7,000,000 investment by Celltrion. Under the terms of the VCI joint venture agreement, at the end of each calendar quarter, VCI will issue one share of its common stock to the Company for every dollar the Company spends in connection with capital expenditures, validation, operation and licensure of the South San Francisco facility.

The South San Francisco manufacturing facility was originally contemplated to be used to facilitate the transfer of cell culture manufacturing technology to Celltrion, (including AIDSVAX manufacturing technology, if the Company pursues licensure) to conduct on-site training of Celltrion personnel, and to expedite commercial licensure and launch of AIDSVAX. Under the terms of the VCI joint venture agreement, the Company has the right to use the facility, at the Company’s expense, for the development and licensure of new products, and the Company plans to use the South San Francisco facility to manufacture its anthrax vaccine candidate and to manufacture an emergency stockpile of anthrax vaccine if the Company is awarded the U.S. Government contract to produce the stockpile.

Through the first quarter of 2003, the Company accounted for its investment in VCI using the equity method of accounting. As a result of the Company’s ongoing investment in VCI, its direct ownership percentage of VCI increased to approximately 45% as of June 30, 2003 and 55% as of September 30, 2003. During the quarter ended June 30, 2003, the Company, as a result of its increasing direct ownership interest in the equity of VCI, combined with its primary beneficiary status, determined that the financial position and results of operations of VCI are required to be consolidated with the financial statements of the Company. Accordingly, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003 reflect the consolidated results of VaxGen and VCI, effective from January 1, 2003 going forward. All material intercompany balances and transactions have been eliminated in consolidation.

8. Related Party Transactions

As of September 30, 2003, the Company had loans outstanding to two executive officers in the amount of $95,000. In May 2002, an executive received a non-interest bearing loan in the amount of $80,000. Per the executive’s employment agreement the loan is to be forgiven at the rate of 25% per year for each of the first four full years of the executive’s employment with the Company. At September 30, 2003 this loan balance was $40,000 reflecting loan forgiveness relating to the executive’s first two full years of employment with the Company. In August 2000, an executive received a non-interest bearing loan in the amount of $55,000. This loan was settled by a cash payment in November 2003. Both loans were made to assist in the purchase of residences in connection with employment-related relocations.

9. Comprehensive Loss

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(7,386,000)	$(8,704,000)	$(16,214,000)	$(21,474,000)
Net unrealized gains (losses) on investment securities	(21,000)	(139,000)	(267,000)	(521,000)

Comprehensive loss	$(7,407,000)	$(8,843,000)	$(16,481,000)	$(21,995,000)

12

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our operating results and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. While we believe our estimates, judgments, and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

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

In addition, we adopted the guidance provided by the SEC, which addresses the proper recognition of service revenue based upon output measures. We believe that this is the appropriate treatment of our contract with the NIH to develop a new anthrax vaccine. Under this arrangement we deferred revenues and expenses on our balance sheet until we are able to provide objective evidence that we have attained the specified milestones established by the NIH. Costs are deferred only to the extent of expected revenues. At September 30, 2003, we had $1,693,000 of deferred costs and $5,729,000 of deferred revenues related to this agreement.

Investment in Celltrion and VCI

We account for our investment in Celltrion using the equity method of accounting. We do not own a majority of the voting stock nor will we be the primary beneficiary of the joint venture. Since the historical cost of the non-monetary assets that we contributed is zero, there is no investment in Celltrion recorded on our balance sheet. Additionally, because we have no further funding obligation to Celltrion, we will not pick up equity in earnings (loss) of Celltrion until such time that losses previously not recognized have been recovered.

Through the first quarter of 2003, we accounted for our investment in VCI using the equity method of accounting. As a result of our ongoing investment in VCI, our ownership percentage of VCI increased to approximately 55% as of September 30, 2003. During the quarter ended June 30, 2003, the Company, as a result of its increasing direct ownership interest in the equity of VCI, combined with its primary beneficiary status, determined that the financial position and results of operations of VCI should be consolidated with the financial statements of the Company. Accordingly, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003 reflect the consolidated results of VaxGen and VCI, effective from January 1, 2003 going forward. All material intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting and Financial Developments

In October 2003, we discovered an error related to the classification and valuation of warrants issued in connection with our Series A Redeemable Convertible Preferred Stock. We have corrected this error by restating our financial statements for fiscal years 2002 and 2001, on our Form 10-K/A filed November 19, 2003 and for the first and second quarters of fiscal 2003 on our Forms 10-Q/A, which we also filed on November 19, 2003. Our restated financial statements reflect adjustments primarily relating to the recognition, classification and valuation of warrants and beneficial conversion features relating to our Series A Redeemable Convertible Preferred Stock financing, which closed in May 2001.

The restated financial statements include adjustments to reclassify $3,507,000, the initial value assigned to warrants issued in connection with our Series A Redeemable Convertible Preferred Stock, from stockholders' equity to current liabilities, and to record subsequent non-cash expenses or credits based on the fair market value of the warrants. The restated financial statements also include reclassifications of charges previously recorded as deemed dividends to Series A Redeemable Convertible Preferred Stock and subsequent amortization of those amounts over the period ending upon the redemption date, May 23, 2004. Upon conversions of Series A Redeemable Convertible Preferred Stock we have recorded the unamortized value of beneficial conversion features as well as the unamortized value of the warrants as deemed dividends to preferred stockholders. We also reclassified $606,000 of costs incurred in the second quarter of fiscal 2003 for validation procedures relating to the VCI manufacturing facility from operating expenses to property and equipment.

OVERVIEW

In November 1995, VaxGen was formed to continue development of AIDSVAX, a preventive vaccine candidate against HIV/AIDS. At that time, Genentech, Inc. (“Genentech”) licensed to us the technology necessary for completing development and commercialization of AIDSVAX under a license agreement. As of November 1, 2003, Genentech owned approximately 7% of our outstanding common stock.

Until 2002, our work was focused on developing and testing AIDSVAX. We have since broadened our operations with the formation of Celltrion and the initiation of programs to develop preventive vaccines against anthrax and smallpox.

We have developed two formulations of AIDSVAX, which focus on the predominant HIV subtype in North America, Europe, the Caribbean, and Australia (subtype B) and the predominant HIV subtype in Southeast Asia and East Asia (subtype E). We have completed two Phase III clinical trials, one in North America and Europe to determine the efficacy AIDSVAX B/B and one in Thailand, to determine the efficacy of AIDSVAX B/E.

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

In August 2000, we completed the initial inoculation and enrollment of over 2,500 volunteers for the Thai Phase III clinical trial, which was conducted in 17 clinical centers in Bangkok. We completed the fieldwork for this trial during the second quarter of 2003. On November 12, 2003, we announced that the vaccine candidate, AIDSVAX B/E, did not show efficacy for either the primary or secondary endpoints. The primary endpoint for the trial was the prevention of infection by HIV, whereas the secondary endpoints concerned whether vaccination slowed the progression of disease among those who receive the vaccine but later became infected with HIV. These were the same endpoints tested for in the North American/European Phase III clinical trial. The Thai trial was conducted in accordance with international good clinical practices and showed that the vaccine was well tolerated with no serious adverse events related to the vaccine and marked reductions in behaviors which may prevent HIV infection.

Although we intend to continue analyzing data from these trials, any additional development of AIDSVAX will depend on whether we obtain funding from sources such as governmental agencies and philanthropic organizations. Beginning in April 2003, NIAID and the Centers for Disease Control and Prevention (“CDC”) have been supporting a series of meetings with us to examine data from the trial to independently determine if any further government supported research and development are warranted. We cannot be certain whether or when we will obtain additional funding to continue to develop AIDSVAX.

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, called Celltrion, to build and operate a manufacturing facility in Incheon, South Korea. As our part of the investment in the joint venture, we are providing mammalian cell culture technology and biologics production expertise. Under the terms of the joint venture agreement, Celltrion invested $7,000,000 to capitalize a new corporation, VaxGen-Celltrion, Inc. (“VCI”) to design and construct the intermediate scale manufacturing facility adjacent to the Company’s research facility in South San Francisco. On June 7, 2002, the Company entered into a joint venture agreement with Celltrion to specify the terms governing the management and operation of VCI. The Company is responsible for all staffing and operational costs and expenses of the facility, as well as all capital costs in excess of the initial $7,000,000 investment by Celltrion. Under the terms of the VCI joint venture agreement, at the end of each calendar quarter, VCI will issue one share of its common stock to the Company for every dollar the Company spends in connection with capital expenditures, validation, operation and licensure of the South San Francisco facility.

The South San Francisco manufacturing facility was originally contemplated to be used to facilitate the transfer of cell culture manufacturing technology to Celltrion, (including AIDSVAX manufacturing technology, if the Company pursues licensure) to conduct on-site training of Celltrion personnel, and to expedite commercial licensure and launch of AIDSVAX. Under the terms of the VCI joint venture agreement, the Company has the right to use the facility, at the Company’s expense, for the development and licensure of new products, and the Company plans to use the South San Francisco facility to manufacture its anthrax vaccine candidate and to manufacture an emergency stockpile of anthrax vaccine if the Company is awarded the U.S. Government contract to produce the stockpile. To date, our investment in VCI is $8,468,000. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003 reflect the consolidated results of VaxGen and VCI, effective from January 1, 2003 going forward.

In September 2002, we were awarded a contract from NIAID to develop a new anthrax vaccine candidate and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses of the vaccine. The current period of performance of the contract is from September 30, 2002 through December 31, 2003. The goal of the government contract is to develop a modern vaccine that proves to be safe in humans, efficacious in animal challenge studies and requires no more than three injections. Under the initial phase of the NIAID contract, we expect to be awarded, upon satisfaction of certain milestones, approximately $20,900,000 to advance the development of a vaccine candidate initially developed by the USAMRIID. At September 30, 2003 we had recognized $7,618,000 in revenue relating to this contract. NIAID has elected to extend the contract and, in September 2003, we were awarded an $80,300,000 contract for the advanced development of our anthrax vaccine candidate, to conduct a large-scale Phase II clinical trial and to manufacture 3 million doses of anthrax vaccine under an Investigational New Drug Application (“IND”).

Also in September 2002, we were awarded a $1.0 million task order to provide AIDSVAX under a supply contract to develop HIV vaccines for a forthcoming Phase III trial in Thailand funded by the NIH and conducted by the Walter Reed Army Institute of Research (“WRAIR”). The majority of the contract award will be earned in 2003. There were two government options that, when exercised, would increase the contract award to a total of $3.3 million. In February 2003, NIAID exercised the first option to take delivery of the first two-thirds of the vaccine supply. In April 2003, NIAID exercised its second option for the remaining balance. WRAIR began enrolling volunteers during the fourth quarter of 2003 and will combine our AIDSVAX B/E vaccine with ALVAC, an HIV vaccine candidate being developed by Aventis Pasteur.

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

As of September 30, 2003 we have incurred total costs of $85,173,000 in research and development of AIDSVAX since we began operations in late 1995. For the nine months ended September 30, 2003, we incurred costs of $3,339,000 towards the research and development of AIDSVAX. The most significant research and development costs incurred for the development of AIDSVAX include: the costs to conduct the Phase III clinical trials, the cost of the clinical materials, the costs associated with the laboratory activities required to support the trials, the advanced development of our manufacturing process, the establishment of a regulatory and quality systems group to support the possible licensure of the products, and the costs to refine the manufacturing process of the vaccine. In 2003, we expect the development cost for AIDSVAX will be approximately $3,900,000. The costs are primarily associated with the conclusion of the Thai Phase III clinical trial.

The anthrax vaccine project began during the fourth quarter of 2002 when the NIH awarded us a cost reimbursement contract to develop a new vaccine to prevent anthrax infection. As of September 30, 2003, we have incurred total costs of $6,844,000 towards this project, of which $1,693,000 has been deferred along with the related revenue until the milestones that are required have been met. We expect to incur additional costs related to this project of approximately $520,000 during 2003, of which we expect to receive reimbursement for all our direct expenses, coverage for a certain part of our overhead and general and administrative expenses and a fixed profit amount.

In February 2003, we received official notification from NIAID indicating that we met the program requirements stipulated under the first milestone of the anthrax vaccine development contract. Milestone 1 required us to produce the pilot lot of the anthrax vaccine clinical material among other associated activities. In June 2003, we received official notification from NIAID indicating that we met the program requirements stipulated under the second milestone of the anthrax vaccine development contract. We received official notification from NIAID indicating that we met the program requirements stipulated under the third milestone of the anthrax vaccine development contract, effective July 2003. Along with Milestones 1, 2 and 3, we continue to perform, in parallel, against the other milestones required under the contract with NIAID. To date, we have performed within budget and on schedule. However, we cannot guarantee that we will continue to do so.

We cannot reasonably estimate the nature, timing and the ultimate cost of completing product development projects due to the numerous risks and uncertainties associated with developing vaccines, including:

•	intense and changing governmental regulation, both foreign and domestic, and social and political considerations with respect to drug development, particularly bio-terrorism and AIDS research;

•	the fact that the anthrax and smallpox vaccine projects are in the very early stages of development and that we have only limited experience in developing vaccines and products other than AIDSVAX;

•	the uncertainty of future pre-clinical and clinical study results and the uncertainty of the timing of enrolling volunteers in vaccine trials, particularly in large scale clinical vaccine trials enrolling numerous volunteers in multiple cities and in various countries;

•	the possibility of delays in the collection of clinical trial data;

•	the uncertainty related to VCI’s manufacturing facilities, which are either in an early stage of construction or have not yet been validated; and

•	various risks related to our reliance on third parties, including Genentech, Celltrion and government entities.

See the section entitled “Risk Factors” for a more detailed discussion of these risks and uncertainties.

RESULTS OF OPERATIONS

Since inception, we have generated $11,514,000 in research grant and contract revenue from a contract from NIAID to develop a new anthrax vaccine, grants from the NIH for research and development of HIV vaccines, funds received through a collaborative agreement with BBI Biotech Research Laboratories, Inc. and from service agreement fees from Celltrion.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Revenue

Research grant and contract revenue increased from $370,000 for the nine months ended September 30, 2002 to $9,289,000 for the nine months ended September 30, 2003. The revenue for the nine months ended September 30, 2003 primarily consisted of contract revenue with NIAID related to the completion of the first, second and third milestones in the development of a new anthrax vaccine which amounted to approximately $7,618,000; funds received as reimbursements under a collaborative agreement with BBI Biotech which amounted to approximately $24,000; two Small Business Innovation Research (“SBIR”) grants that are funded by NIAID which amounted to approximately $924,000; and revenue related to WRAIR which amounted to approximately $323,000. Related party service fee revenue of $439,000 was earned as part of a service agreement with Celltrion. Revenue earned in one period is not indicative of revenue to be earned in future periods. We expect research grant and contract revenue to increase in the foreseeable future if we are successful in pursuing our current and anticipated future contracts. We expect related party service revenue to remain at approximately current levels for the foreseeable future.

Research and development expenses

Research and development expenses increased approximately 10%, from $13,898,000 for the nine months ended September 30, 2002 to $15,238,000 for the nine months ended September 30, 2003. The net increase was due primarily to supplies and subcontractor costs relating to the anthrax contract. These costs were approximately $7,100,000 higher for the nine months ended September 30, 2003 than for the same period in 2002. Also, personnel costs rose in the first nine months of 2003 by $2,600,000 reflecting expenses required to staff a regulatory and quality systems organization as well as the staffing necessary to develop, validate and operate a manufacturing facility. These increased expenses were partially offset by allocation of approximately $3,400,000 in costs for validating the VCI manufacturing facility, by the deferral of approximately $2,600,000 in costs relating to anthrax contract milestones not yet met and by a reduction in clinical trial expenses of approximately $2,800,000 due to the completion of the AIDSVAX clinical trials. We expect research and development expenses to increase for the foreseeable future if we are able to advance the product candidates we have under development and if we are able to raise necessary funds to support such programs.

General and administrative expenses

General and administrative expenses increased approximately 33%, from $9,677,000 for the nine months ended September 30, 2002 to $12,828,000 for the nine months ended September 30, 2003. Of this increase, approximately $1,500,000 was due to expenses relating to the operation of the South San Francisco manufacturing facility with most of the remaining increase due to higher spending for occupancy and insurance costs. During the third quarter of 2002, we entered into a sublease agreement to occupy an additional 50,000 square feet of space to establish a manufacturing facility and the laboratory facilities needed to support a manufacturing operation. In addition, insurance premium costs, mainly in the product liability and directors and officers liability programs, increased due to current market conditions in the insurance industry. We expect general and administrative expenses will be maintained at similar levels but will be adjusted according to the level of our research and development activity and planned operations.

Total other income, net

Other income, net, decreased approximately 13%, from $1,731,000 for the nine months ended September 30, 2002 to $1,499,000 for the nine months ended September 30, 2003. This decrease is primarily due to the effect of mark-to-market adjustments relating to the valuation of warrants issued in our 2001 Series A Redeemable Convertible Preferred Stock financing. Also, there was a decrease in investment income primarily attributable to the effect of lower average balances of cash, cash equivalents and investment securities, along with lower yields.

Minority interest in subsidiary losses

Minority interest in subsidiary losses was $625,000 for the nine months ended September 30, 2003 reflecting Celltrion’s share of the net loss of VCI during that period.

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Revenue

Research grant and contract revenue increased from $132,000 for the three months ended September 30, 2002 to $5,612,000 for the three months ended September 30, 2003. The revenue for the three months ended September 30, 2003 primarily consisted of contract revenue with NIAID related to the completion of the third milestone in the development of a new anthrax vaccine of approximately $5,059,000; two SBIR grants that are funded by NIAID which amounted to approximately $268,000; and revenue related to WRAIR which amounted to approximately $285,000. Related party service fee revenue of $132,000 was earned as part of a service agreement with the Celltrion joint venture. Revenue earned in one period is not indicative of revenue to be earned in future periods. We expect research grant and contract revenue to increase in the foreseeable future if we are successful in pursuing our current and anticipated future contracts. We expect related party service revenue to remain at approximately current levels for the foreseeable future.

Research and development expenses

Research and development expenses increased approximately 19%, from $4,942,000 for the three months ended September 30, 2002 to $5,877,000 for the three months ended September 30, 2003. The increase was due primarily to supplies and subcontractor costs relating to the anthrax contract. These costs were approximately $3,300,000 higher for the three months ended September 30, 2003 than in the same period in 2002. Also, personnel costs rose in the three months ended September 30, 2003 by $737,000 due to consultancy, salary and benefits expenses required to staff a regulatory and quality systems organization and to develop, validate and operate a manufacturing facility. These increased expenses were partially offset by allocation of approximately $1,677,000 in costs for validating the VCI manufacturing facility, by the deferral of approximately $748,000 in costs relating to anthrax contract milestones not yet met and by a reduction in clinical trial expenses of approximately $721,000 due to the completion of the AIDSVAX clinical trials. We expect research and development expenses to increase for the foreseeable future if we are able to advance the product candidates we have under development and if we are able to raise necessary funds to support such programs.

General and administrative expenses

General and administrative expenses increased approximately 21%, from $3,608,000 for the three months ended September 30, 2002 to $4,363,000 for the three months ended September 30, 2003. The increase was due primarily to higher professional fees for public relations, legal and accounting services totaling approximately $535,000, higher spending for occupancy and insurance costs totaling approximately $483,000 and expenses relating to the operation of the South San Francisco manufacturing facility of approximately $74,000. The increase in professional fees was largely due to costs of AIDSVAX related public relations activities. Occupancy expenses have increased due to costs relating to our new manufacturing facility and expanded laboratory facilities needed to support a manufacturing operation. In addition, insurance premium cost, mainly in the product liability and directors and officers liability programs, increased due to current market conditions in the insurance industry. The overall increase in general and administrative expenses was partially offset by reduced compensation costs of approximately $300,000 reflecting revisions of estimates relating to our bonus programs. We expect general and administrative expenses will be maintained at similar levels but will be adjusted according to the level of our research and development activity and planned operations.

Total other expense, net

Other expense, net, increased approximately 925%, from $286,000 for the three months ended September 30, 2002 to $2,931,000 for the three months ended September 30, 2003. This increase is primarily due to the effect of mark-to-market adjustments relating to the valuation of warrants issued in our 2001 Series A Redeemable Convertible Preferred Stock financing. In addition, there was a decrease in investment income primarily attributable to the effect of lower average balances of cash, cash equivalents and investment securities, along with lower yields.

Minority interest in subsidiary losses

Minority interest in subsidiary losses was $41,000 for the three months ended September 30, 2003 reflecting Celltrion’s share of the net loss of VCI during that period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financing requirements are for (i) capital equipment expenditures related to the manufacturing facility in South San Francisco, California; (ii) funding our day-to-day working capital requirements; and (iii) research and development costs.

Cash, cash equivalents and investment securities were $6,828,000 and our working capital position was $(4,020,000) at September 30, 2003. The negative working capital position at September 30, 2003 was principally due to deferred revenue of $5,729,000, representing invoicing activities not yet recognized as revenue and the warrant obligation of $4,709,000, representing the fair value of warrants issued in connection with our Series A Redeemable Convertible Preferred stock financing. We have financed our operations since inception primarily through capital provided by Genentech, sales of our common stock, an issuance of convertible preferred stock, research grant and contract revenues and related party services revenues. Genentech has no obligation to provide us future funding.

We completed our initial public offering in July 1999, in which we sold 3,565,000 shares of common stock resulting in net proceeds to us of approximately $41,959,000. Since our initial public offering, we have raised aggregate net proceeds of $35,784,500 through sales of common stock, including net proceeds of $24,100,000 through the private placement of 2,174,000 shares of common stock to Vulcan Ventures, Inc. in December 1999, net proceeds of $5,000,000 through the sale of 1,742,160 shares of common stock to a single institutional investor in May 2003 at $2.87 per share and net proceeds of $6,684,500 through the sale of 1,591,307 shares of common stock to a single institutional investor in June 2003 at $4.3989 per share. In addition, on May 23, 2001, we completed a preferred stock financing through which four investors paid us an aggregate of approximately $20,000,000 in consideration for 20,000 shares of our Series A Redeemable Convertible Preferred Stock at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. At September 30, 2003 all 20,000 shares of Series A Redeemable Convertible Preferred Stock had been converted to common stock. Expenses relating to the transaction were approximately $1,700,000, resulting in net proceeds to us of approximately $18,300,000. The proceeds from the Series A Redeemable Convertible Preferred Stock financing were used to prepare the Company’s HIV/AIDS vaccine, if proven successful, for commercial-scale manufacturing as well as for the development of new adjuvants and for general corporate purposes.

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

Since our inception, investing activities, other than purchases and sales of investment securities, have consisted entirely of equipment acquisitions and leasehold improvements. From inception through September 30, 2003, our gross investment in equipment and leasehold improvements was $11,045,000. The increase in equipment and leasehold improvements has been primarily due to the development of our research and development laboratories, our manufacturing facility and in the establishment of office facilities. Net cash used in operating activities for the nine months ended September 30, 2003 was $15,654,000, primarily representing expenditures for research and development costs and general and administrative expenses in excess of revenues from grants and contracts as compared to $21,224,000 for the nine months ended September 30, 2002.

In 2001, we finalized a collaborative agreement with BBI Biotech, which is being funded by NIAID, to obtain and store clinical specimens from our North American/European Phase III clinical trial of AIDSVAX. The project is being funded under a contract, which NIAID awarded BBI Biotech for seven years. Under a subcontract with BBI Biotech, we anticipated receiving approximately $1,730,000 to support the sample collection. We recognized $424,000 and $0 from this collaborative agreement for the nine months ended September 30, 2003 and 2002, respectively. We have completed this project and we do not anticipate further revenue recognition relating to this collaborative agreement.

Also in 2001, we were awarded an SBIR grant from the NIH to continue the development of a vaccine designed to prevent infection by HIV subtype C, the most widespread form of the virus, which is predominantly found in Africa, China and India. The SBIR Fast Track grant provides up to $1,131,000 for the development program. We recognized revenue relating to this grant of approximately $199,000 and 238,000 for the nine months ended September 30, 2003 and 2002, respectively. The NIH grant will allow us to create and conduct laboratory tests of a subtype C vaccine that could be used alone in Southern Africa and India, or it could be combined with a vaccine against the B and E subtypes for other regions of the world, such as China, where all three subtypes are in circulation. We have completed this project and we do not anticipate further revenue recognition relating to this grant.

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

As part of our investment in the joint venture, we provided mammalian cell culture technology and biologics production expertise. We currently are Celltrion’s single-largest stockholder. Although we have no further funding obligation to Celltrion, we are responsible for any additional capital equipment costs in excess of $7,000,000 and certain costs related to capital expenditures, validation, operation and licensure of VCI’s manufacturing facility in South San Francisco, California. The South Korean investors will provide the funding necessary to design and construct both facilities and to validate and operate the Incheon facility. After all planned rounds of financing are completed, our fully diluted ownership of Celltrion will be approximately 44%. As of September 30, 2003, the South Korean investors had contributed to Celltrion approximately $43,750,000 of the $52,000,000 in cash required under joint venture agreement between us and Celltrion, and secured a $40,000,000 loan with a Korean bank. As a result, we currently have a 47.8% interest in the joint venture.

Under the initial phase of the NIAID contract to develop a new anthrax vaccine, we expect an award, upon satisfaction of certain milestones, of approximately $20,900,000 to advance the development of a vaccine candidate initially developed by the USAMRIID. During the first quarter of 2003, we recognized a total of $667,000 in revenue related to the completion of the first contractual milestone. In the second quarter of 2003, we recognized a total of $1,892,000 in revenue related to the completion of the second contractual milestone. In the third quarter of 2003, we recognized a total of $5,059,000 in revenue related to the completion of the third contractual milestone. We will recognize revenue based on the completion of future milestones, which have been specified by NIAID. Revenues and direct costs (not to exceed revenues) associated with milestones which have not been substantiated through objective evidence from NAID, will be deferred on our balance sheet. As of October 2003, we had received payments of approximately $13,364,000 from NIAID since the award date for this contract.

In September 2002, we were awarded a $1,000,000 task order to supply AIDSVAX B/E under an existing general contract to develop HIV vaccines for a forthcoming Phase III trial in Thailand funded by NIAID and conducted by WRAIR. There were two contract options that, when exercised, would increase the total contract award to $3,300,000. In February 2003, NIAID exercised the first option to take delivery of the first two-thirds of the vaccine supply. In April 2003, NIAID exercised their second option for the remaining balance. The majority of the contract award will be earned in the fourth quarter of 2003 when the supply is transferred to WRAIR.

In October 2002, the NIH awarded us an SBIR grant to characterize the sequences of the viruses responsible for recent HIV infections. The viruses are being sequenced from blood specimens obtained from volunteers who became infected during their participation in our North American/European Phase III clinical trial and is intended to help identify Subtype B virus variants that should be included in future vaccine formulations. The grant award for the first phase of the grant was $210,000. We recognized approximately $108,000 in grant revenue relating to the first phase of the award for the nine months ended September 30, 2003. We were awarded a grant for the second phase of the grant in June 2003, for a total of $2,003,000. We recognized approximately $534,000 in grant revenue relating to the second phase of the award for the nine months ended September 30, 2003.

In September, 2003 NIAID elected to extend the anthrax vaccine contract and we were awarded an $80,300,000 contract for the advanced development of our anthrax vaccine candidate, to conduct a large-scale Phase II clinical trial and to manufacture 3 million doses of anthrax vaccine under an Investigational New Drug Application (“IND”).

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

As of September 30, 2003, we had $6.8 million of cash, cash equivalents and investment securities. In their report, dated February 7, 2003, except as to note 2 which is as of November 19, 2003, relating to our December 31, 2002 audited financial statements, our independent accountants expressed substantial doubt as to our ability to continue as a going concern. We will require additional funds to continue operations and may attempt to raise these funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. Any equity financings will be dilutive to existing stockholders and any debt financings will likely involve covenants restricting our business activities. We cannot guarantee you that additional funds will be available on acceptable terms, or at all. If we are unable to raise additional capital when necessary, we may be required to relinquish our rights to certain key technologies, drug candidates or marketing territories under the terms of certain of our collaborative agreements.

We may fail to obtain contracts to provide emergency stockpiles of anthrax and smallpox vaccines to the U.S. government, and we may be unable to commercialize our vaccine candidates.

The U.S. government has undertaken commitments to help secure improved countermeasures against bioterrorism, including the stockpiling of vaccines for anthrax and smallpox. On September 30, 2003, VaxGen and Avecia Limited were awarded cost-reimbursement contracts to advance development of their respective anthrax vaccines and to each supply an inventory of three million doses of their anthrax vaccines to the U.S. government. These contracts have estimated values of $80.3 million and $71.3 million, respectively. Under the current version of Project BioShield, the U.S. government expects to purchase a total of 60 million doses of an rPA anthrax vaccine over a 10-year period. The process of obtaining government contracts is lengthy and uncertain and we must compete for each contract. Moreover, the award of one government contract does not necessarily secure the award of future contracts covering the same vaccine. Accordingly, we cannot be certain that we will be awarded any future contracts to supply a government stockpile of anthrax vaccine. It is possible that future awards to provide the U.S. government with emergency stockpiles of anthrax vaccine will be granted solely to Avecia or another supplier. If the U.S. government makes significant future contract awards for the supply of its emergency stockpile to our competitors, such as Avecia, our business will be harmed and it is unlikely that we will be able to ultimately commercialize that particular vaccine.

In addition, the determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the NIH, the CDC, and the Department of Homeland Security. President Bush has proposed and Congress is considering measures to accelerate the facilitation of bioterrorism countermeasure product development by the NIH, the review process by the FDA and the final government procurement contracting authority. While this may help speed the approval of our vaccine candidates, it may also encourage competitors to develop their own vaccine candidates. If competitive vaccine candidates gain approval, we could face severe competition, which could harm our business. Furthermore, while Project BioShield was passed by the House of Representatives, we cannot be certain that this legislation will be enacted into law or, if it is enacted into law, predict the timing of its enactment or the amount of funds which will be allocated, nor can we predict the decisions that will be made in the future by various government agencies.

If the U.S. government fails to continue funding our anthrax vaccine candidate development efforts or fails to purchase sufficient quantities of any future biodefense vaccine candidate, we may be unable to generate sufficient revenues to continue operations.

We have received funding from the U.S. government for the development of our anthrax vaccine candidate. Changes in government budgets and agendas may result in future funding being decreased and de-prioritized, and government contracts typically contain provisions that permit cancellation in the event that funds are unavailable to the governmental agency. Furthermore, we cannot be certain of the timing of any future funding and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund our research and development programs, we may be unable to generate sufficient revenues to continue operations. Similarly, if we develop an anthrax vaccine candidate that is approved by the FDA, but the U.S. government does not place sufficient orders for this product, our future business will be harmed.

We may not be able to obtain and maintain proprietary rights necessary for the development and commercialization of our smallpox vaccine candidate.

Our current business strategy focuses primarily on the development and commercialization of vaccine candidates for anthrax and smallpox. Kaketsuken of Japan holds exclusive commercial rights to our smallpox vaccine candidate. We have entered into an agreement with Kaketsuken that grants us limited development rights for the smallpox vaccine; however, Kaketsuken has not yet granted us further development or commercialization rights. Although we have entered into a non-binding letter of intent that provides that Kaketsuken will negotiate with us on an exclusive basis to grant us these rights, we cannot guarantee you that we will be able to enter into a definitive agreement pursuant to which Kaketsuken would grant us further development and commercialization rights. If we are unable to obtain further development and commercializing rights from Kaketsuken, we will be unable to sell this smallpox vaccine even if we are successful in developing it.

U.S. government agencies have special contracting requirements, which create additional risks.

We have entered into contracts with the NIAID, a division of NIH, and a license agreement with USAMRIID, which are U.S. government agencies. Substantially all of our revenue is derived from government contracts and grants. In contracting with government agencies, we are subject to various U.S. government agency contract requirements. Future sales to U.S. government agencies will depend, in part, on our ability to meet U.S. government agency contract requirements, certain of which we may not be able to satisfy.

U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	terminate our existing contracts;

•	reduce the scope and value of our existing contracts;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products; and

•	change certain terms and conditions in our contracts.

The U.S. government may terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.

As a U.S. government contractor, we are subject to periodic audits and reviews. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. Although adjustments arising from government audits and reviews have not seriously harmed our business in the past, future audits and reviews could cause adverse effects. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses, may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

In addition, the license agreement provides that USAMRIID reserves the right to require us and our affiliates to grant a nonexclusive, partially exclusive, or exclusive license in any field of use to a responsible applicant, upon terms that are reasonable under the circumstances and under applicable law, to fulfill public health or safety needs.

We have only a limited operating history and we expect to continue to generate losses.

To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. At September 30, 2003, we had an accumulated deficit of approximately $163.2 million. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to procure future contracts to supply the anthrax and smallpox vaccines to the U.S. government, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products directly or through business partners. We cannot assure you that we will be able to accomplish any of these objectives.

Vaccine development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials.

To develop vaccine candidates, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrate safety and immune response. Because humans are not normally exposed to anthrax or smallpox, statistically significant efficacy of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for commercial sale. Vaccine development to show adequate evidence of efficacy in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our animal studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a vaccine candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. If we are unable to successfully develop our vaccine candidates, our revenues will suffer, and our stock price is likely to decline.

Delays in successfully completing our clinical trials could jeopardize our ability to obtain regulatory approval or market our vaccine candidates on a timely basis.

Our business prospects will depend on our ability to complete patient enrollment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize our vaccine candidates. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	slower-than-anticipated enrollment of volunteers in the trials;

•	lower-than-anticipated recruitment or retention rate of volunteers in the trials;

•	serious adverse events related to the vaccine candidates;

•	unsatisfactory results of any clinical trial;

•	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules; or

•	different interpretations of our pre-clinical and clinical data, which could initially lead to inconclusive results.

Our development costs will increase if we have material delays in any clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, or if any of our vaccine candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

The independent clinical investigators that we rely upon to conduct our clinical trials may not be diligent, careful or timely, and may make mistakes, in the conduct of our clinical trials.

We depend on independent clinical investigators to conduct our clinical trials. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our vaccine development programs. If independent investigators fail to devote sufficient time and resources to our vaccine development programs, or if the their performance is substandard, it may delay FDA approval of our vaccine candidates. These independent investigators may also have relationships with other commercial entities, some of which may compete with us. If these independent investigators assist our competitors at our expense, it could harm our competitive position.

The approval requirements for vaccines used to fight bioterrorism are still evolving, and we cannot be certain that any vaccines we develop, if effective, would meet these requirements.

We are developing product candidates based upon current governmental policies regulating these vaccines. For instance, we intend to pursue FDA approval of our anthrax and smallpox vaccine candidates under requirements published by the FDA in 2002 that allow the FDA to approve certain vaccines used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances based on human clinical data to demonstrate safety and immune response, and evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Our business is subject to substantial risk because these policies may change suddenly and unpredictably and in ways that could impair our ability to obtain regulatory approval of these products, and we cannot guarantee that the FDA will approve our anthrax and smallpox vaccines.

If we fail to comply with extensive regulations enforced by domestic and foreign regulatory authorities, the commercialization of our product candidates could be prevented or delayed.

Vaccine candidates are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. Our vaccine candidates are in the pre-clinical and clinical stages of development and have not received required regulatory approval from the FDA or foreign regulatory bodies to be commercially marketed and sold. The process of obtaining and complying with FDA, other governmental and foreign regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others:

•	The FDA or foreign regulators may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied.

•	The FDA or foreign regulators may require additional testing for safety and efficacy.

•	The FDA or foreign regulators may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.

•	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution.

•	The FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities.

•	The FDA or foreign regulators may change their approval policies or adopt new regulations.

•	Even if United States regulatory approval for any product is obtained, the marketing license will be subject to continual review, and newly discovered or developed safety or efficacy data may result in revocation of the marketing license.

•	If regulatory approval of the vaccine candidate is granted, the marketing of that vaccine would be subject to adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved or “off-label” uses.

•	We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with the FDA’s cGMP, regulations.

Failure to comply with these or other regulatory requirements of the FDA and other applicable foreign regulatory bodies may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls; and

•	total or partial suspension of production.

Our product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.

Our success depends on our ability to successfully develop and obtain regulatory approval to market new biopharmaceutical products. We expect that a significant portion of the research that we will conduct will involve new and unproven technologies. Development of a product requires substantial technical, financial and human resources even if the product is not successfully completed.

Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

•	lack of sufficient prevention benefit or unacceptable safety during pre-clinical studies or clinical trials;

•	failure to receive necessary regulatory approvals;

•	existence of proprietary rights of third parties; or

•	inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

27

Political or social factors may delay or impair our ability to market our vaccine products.

Products developed to treat diseases caused by or combat the threat of bioterrorism will be subject to changing political and social environments. The political and social responses to bioterrorism have been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our products to market or limit pricing of our products, which would harm our business.

We may fail to protect our intellectual property or may infringe on the intellectual property rights of others, either of which could harm our business.

If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products. If we infringe on the intellectual property rights of others, we may be prevented from developing or marketing our product candidates. We rely on patent and other intellectual property protection to prevent our competitors from manufacturing and marketing our product candidates. Our technology, including technology licensed from Genentech and USAMRIID, or that we may license in the future, if any, will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the scope and breadth of patent claims that may be afforded to other companies’ patents. In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate these suits.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any patents issued to us or licensed from Genentech and USAMRIID, or that we may license in the future, if any, will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•	we or any of our current or future licensors will adequately protect trade secrets;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have a material adverse effect on our business.

We cannot be certain that patents issued to us in the future, if any, or patents that we have licensed from Genentech and USAMRIID, or that we may license in the future, if any, will be enforceable and afford protection against competitors. In this regard, the U.S. government has the right to use, for or on behalf of the U.S. government, any technologies developed by us under our U.S. government contracts and we cannot prohibit third parties, including our competitors, from using those technologies in providing products and services to the U.S. government. Accordingly, under our license agreement with USAMRIID granting us an exclusive license to commercialize the anthrax vaccine, the U.S. government retains a license for any federal government agency to practice and have practiced USAMRIID’s anthrax-related inventions, by or on behalf of the government, thereby allowing the use of the inventions in support of government contracts with other parties, including our competitors. In addition, we cannot assure you that our operations or technology will not infringe intellectual property rights of others. If we infringe the intellectual property of others, there can be no assurance that we would be able to obtain licenses to use the technology on commercially reasonable terms or at all.

Our South Korean manufacturing joint venture may not be successful.

Celltrion has not yet completed its full capitalization and we have not completed the transfer of our technology to Celltrion. Two of the existing investors in Celltrion have failed to meet a total of $6.3 million in funding obligations. Celltrion will be unable to validate and operate the manufacturing facility in South Korea if Celltrion is unable to secure or raise the necessary funding or does not receive the necessary technology for the manufacture of mammalian cell culture or other biopharmaceutical products.

Even if Celltrion successfully completes the construction of its South Korean manufacturing facility, we cannot be certain that the facility will pass domestic or foreign regulatory approvals or be able to manufacture mammalian cell culture products in commercial quantities on a cost-effective basis or at all. In addition, as of the date of this report, Celltrion has not secured any agreements under which products would be produced at this facility and it is uncertain whether there will be sufficient demand for mammalian cell culture biomanufacturing to make this facility profitable.

In addition, the political, social and economic situation in South Korea, and the stability of the Korean peninsula as a whole, may not provide an environment in which Celltrion would be able to manufacture products cost-efficiently or at all. The South Korean government may impose regulations or restrictions that would make it difficult, impractical or impossible, whether economically, legally or otherwise, for Celltrion to conduct its business there. Celltrion’s manufacturing operations may expose our business to numerous risks inherent in international operations including:

•	foreign currency controls;

•	currency fluctuations;

•	trade restrictions or changes in tariffs;

•	the difficulties associated with staffing and managing international operations;

•	generally longer receivables collection periods;

•	potentially limited protection for intellectual property rights;

•	potentially adverse taxes; and

•	international conflict and war.

If Celltrion is unable to manufacture mammalian cell culture products, or if it becomes commercially impractical for Celltrion to manufacture such products, we may not gain financial or other benefit from the joint venture.

We face competition from several companies with greater financial, personnel and research and development resources than ours.

Our competitors are developing vaccine candidates for anthrax and smallpox, which would compete with the vaccine candidates we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that:

•	are more effective;

•	have fewer or less severe adverse side effects;

•	are better tolerated;

•	are more adaptable to various modes of dosing;

•	are easier to administer; or

•	are less expensive than the products or product candidates we are developing.

Even if we are successful in developing effective vaccine products, and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts, as well as universities and public and private research institutions. For instance, Avecia Limited, in collaboration with Baxter Healthcare Corporation and the United Kingdom’s Defense Science and Technology Laboratory, was recently awarded a $71.3 million cost-reimbursement contract by NIAID to make three million doses of an anthrax vaccine for the U.S. government. Many of the organizations competing with us, including Avecia, have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater marketing capabilities than we do.

Difficulties we may encounter managing growth and our changing business focus could adversely affect the results of our operations.

We have experienced a period of rapid change in our business as a result of increased emphasis on biodefense opportunities. In addition, we expect to experience growth in manufacturing, clinical and regulatory functions associated with our biodefense business. If such growth and change continues, it will continue to place a strain on our administrative and operational infrastructure. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be materially adversely affected.

Natural disasters, including earthquakes, may damage our facilities.

Our corporate and manufacturing facilities are primarily located in the San Francisco Bay area. In addition to our office and research facilities, through our ownership position in both Celltrion and VCI, we have a significant investment in VCI’s biomanufacturing facilities in South San Francisco, which contain sensitive and expensive bioreactor equipment. The San Francisco Bay area is in close proximity to known earthquake fault zones. As a result, our corporate, research and manufacturing facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

If we fail to manage successfully any company or product acquisitions, joint ventures or in-licensed product candidates, we may be limited in our ability to develop our product candidates and to continue to expand our product candidate pipeline.

Our current vaccine product development programs were initiated through in-licensing or collaborative arrangements. These collaborations include licensing proprietary technology from, and other relationships with, biotechnology companies and government research institutes and organizations. As part of our business strategy, we intend to continue to expand our product pipeline and capabilities through company or product acquisitions, in-licensing or joint venture arrangements. Any such activities will be accompanied by certain risks including:

•	exposure to unknown liabilities of acquired companies;

•	higher than anticipated acquisition costs and expenses;

•	the difficulty and expense of integrating operations and personnel of acquired companies;

•	disruption of our ongoing business;

•	diversion of management’s time and attention; and

•	possible dilution to stockholders.

If our competitors successfully enter into partnering or license agreements with these groups, or we are unable to reach agreement on license or partnering agreements on terms acceptable to us, we may then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. In addition, if we are unable to manage successfully any acquisitions, joint ventures and other collaboration opportunities, we may be limited in our ability to develop new products and therefore to continue to expand our product pipeline.

Our use of hazardous materials, chemicals and viruses require us to comply with regulatory requirements and exposes us to potential liabilities.

Our research and development involves the controlled use of hazardous materials, chemicals and viruses. We are subject to federal, state and local laws governing the use, manufacture, storage, handling and disposal of such materials. Although we believe that our safety procedures for the use, manufacture, storage, handling and disposal of such materials comply with the standards prescribed by federal, state and local regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines. These damages could exceed our resources and any applicable insurance coverage. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

We may become subject to product liability claims, which could reduce demand for our product candidates or result in damages that exceed our insurance coverage.

We face an inherent risk of exposure to product liability suits in connection with vaccines being tested in human clinical trials or sold commercially. We may become subject to a product liability suit if any vaccine we develop causes injury, or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from our vaccines or products. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine or product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. If a product liability claim is brought against us, the cost of defending the claim would be significant and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability insurance in the amount of $25.0 million for our anthrax program including the supply of three million doses of anthrax vaccine to NIAID, as well as separate clinical trials coverage for our smallpox and AIDSVAX programs. However, we cannot be certain that our current insurance can be maintained, or that additional insurance coverage could be obtained, on acceptable terms, if at all.

Legislation limiting or restricting liability for medical products used to fight bioterrorism is evolving, and we cannot be certain that any such protections will apply to our vaccines or products.

Legislation relating to medical products used to fight bioterrorism is evolving, and may enable the United States government to release and use certain medical products prior to such products obtaining FDA or other regulatory approval. According to the terms of one proposed bill, upon a declaration of emergency, the U.S. government may authorize the introduction and use of a qualified medical product prior to such medical product obtaining FDA regulatory approval. Further, such proposed legislation provides that the United States government may elect to purchase and stockpile quantities of vaccines or products prior to receipt of regulatory approval to fight bioterrorism. Legislation limiting or restricting liability for the use of such vaccines is evolving, and we cannot be certain that any such protections will apply to the vaccines or products developed by us. If the legislation does not provide sufficient protection, and we are not able to obtain these protections by contract, we may become subject to product liability suits and other third party claims if vaccines or products developed by us cause injury, or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from such vaccines or products.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is commonplace in the biotechnology industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Failure to hire and retain key management employees could adversely affect our ability to obtain financing, develop our products, conduct clinical trials or execute our business strategy.

We are highly dependent on our senior management and scientific staff. These individuals have played a critical role in raising capital, negotiating business development opportunities, developing the vaccine candidates, conducting clinical trials and manufacturing products. If we lose the services of any key members of senior management or scientific staff and we are unable to recruit qualified replacements where we deem it necessary, we may be unable to achieve our business objectives.

Risks Relating to Our Relationship with Genentech and Our Relationships with Other Third Parties

We license AIDSVAX from Genentech and our license agreement may be terminated under certain circumstances.

Since inception, we have been focused on research and development of AIDSVAX, which we licensed from Genentech. This license agreement, as amended effective as of May 1, 2002, permits Genentech to terminate the agreement, or terminate the exclusivity of our license, if we:

•	fail to use due diligence in developing, seeking regulatory approval for, marketing or commercializing products covered by the agreement;

•	fail to file a Biologics License Application for AIDSVAX with the FDA prior to May 1, 2004; provided, that this date may be extended to May 1, 2006 if our Phase III clinical trials do not meet their primary endpoints; or

•	breach the license agreement and fail to cure the breach within the time period provided in the agreement.

If Genentech were to terminate our license agreement, we would not be able to develop or market AIDSVAX.

Under the Genentech license agreement, Genentech has retained title to the licensed patents and patent applications and other licensed technology previously owned by Genentech, while we will retain title to any improvements developed by us.

We currently do not have an internal marketing and sales force and may rely on third parties for the sales or marketing of some or all of our vaccines if they are successfully developed. Our dependence on third parties may delay or impair our ability to generate revenues, or adversely affect our profitability.

We lack any sales or marketing history, and as of present do not have plans on developing internally such capability, other than for sales directly to the U.S. government. We intend to rely on third parties for the sales and marketing of our products. Our lack of sales and marketing personnel and distribution relationships may impair our ability to generate revenues.

Risks Related to the Issuance of Series A 6% Cumulative Redeemable Convertible Preferred Stock (Series A Preferred Stock) and Warrants

We may be obligated to redeem the common stock issued on exercise of the warrants and/or the warrants at a premium to the purchase or exercise price.

On May 23, 2001, we completed a private placement in which we issued 20,000 shares of our Series A Preferred Stock and warrants, or the Series A Warrants, to purchase common stock for aggregate proceeds of $20,000,000. As of September 30, 2003, there were no shares of Series A Preferred Stock outstanding; however, there remain Series A Warrants to purchase 608,568 shares of common stock outstanding. As of September 30, 2003, only one share of common stock had been issued upon the exercise of Series A Warrants. The terms of the Series A Warrants give the holders a contractual right to require us to redeem all of the common stock issued upon exercise of the Series A Warrants and/or the Series A Warrants at a 20% premium under certain circumstances including:

•	if we breach certain of our obligations under the purchase agreements between us and the holders;

•	if our stock is delisted or not quoted on an approved stock exchange or the Nasdaq National Market or Small Cap Market for five consecutive days; or

•	if we are insolvent or certain actions are taken as part of a bankruptcy proceeding.

If any of these circumstances were to occur, our redemption of the common stock issued on exercise of the Series A Warrants, and/or the Series A Warrants, would require the expenditure of a significant amount of cash that could substantially exceed the proceeds that we received in the private placement, and, consequently, could harm our business.

If our warrant holders elect to have their warrants assumed by a potential acquirer of VaxGen, the acquirer could be deterred from completing the acquisition.

Holders of the Series A Warrants can elect to have their Series A Warrants remain outstanding after an acquisition of VaxGen and to have the acquirer assume all of our obligations to the holder. The ability of the holders of the Series A Warrants to force an acquirer to assume the Series A Warrants could deter a potential acquirer from completing an acquisition of VaxGen.

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

Under The Nasdaq National Market continued listing requirements, the minimum net tangible asset requirement was replaced with a minimum stockholders’ equity requirement of $10,000,000. If we fail to comply with this or the other applicable continued listing requirements our common stock may be delisted from The Nasdaq National Market.

At September 30, 2003, our stockholders’ equity was $8,747,000 and our closing stock price on November 17, 2003 was $9.30. A delisting of our common stock from The Nasdaq National Market would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, which could materially harm our business.

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

We are currently involved in litigation concerning the results of our AIDSVAX clinical trial.

Since the announcement of the results of the North American/European Phase III clinical trial for AIDSVAX, we have been named in several securities class action lawsuits and a shareholder derivative lawsuit relating to how those results were disclosed. We are currently engaged in defending against these actions, which, if decided against us, could adversely affect our financial position. Furthermore, these actions are not likely to be resolved in less than a year. The costs of defending these lawsuits could be significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

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

Our stock price may be volatile, and an investment in our stock could decline in value.

The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to win future government contracts for anthrax or smallpox vaccines;

•	adverse results or delays in clinical trials;

•	delays in our product development efforts;

•	real or perceived safety issues with any of our vaccine candidates;

•	delays in completion and/or validation of our manufacturing facilities in South Korea and the United States;

33

•	changes in financial estimates by securities analysts;

•	rumors about our business prospects, product development efforts or clinical trials;

•	new products or services offered by us or our competitors or announcements relating to product developments by our competitors;

•	issuances of debt or equity securities;

•	sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants; and

•	other events or factors, many of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate changes is related primarily to our debt securities included in our investment portfolio. We do not have any derivative financial instruments. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At September 30, 2003, we held government debt instruments and corporate obligations in the principal amount of $3,274,000. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2003, the fair value of our portfolio would decline by an immaterial amount. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities that mature in a period of one year or less.

We have exposure to foreign exchange rate risk primarily related to our conducting clinical trials in Thailand. Thailand is currently considered an emerging economy. A material increase in the value of Thailand’s currency against the U.S. Dollar could cause an increase in our expenses. The majority of our contracts associated with conducting clinical trials in Thailand are priced in Baht. For the nine months ended September 30, 2003, we have incurred no foreign exchange gains or losses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 18, 2003, at the 2003 Annual Meeting of Stockholders, the stockholders of VaxGen, Inc. (the “Company”) were asked to vote on the following five items:

1.	To elect eight directors, Lance K. Gordon, Donald P. Francis, Phillip W. Berman, David W. Beier, Randall L-W. Caudill, Stephen C. Francis, Michel Greco and William D. Young to serve until the Company’s 2004 Annual Meeting of Stockholders or until their earlier retirement, resignation or removal;

2.	To approve the amendment to the Company’s 2001 Employee Stock Purchase Plan (the “Plan”), to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 300,000 shares;

3.	To consider and vote on the potential issuance of additional shares of the Company’s Common Stock to certain investors on conversion of the Company’s outstanding Series A Preferred Stock and on exercise of outstanding warrants to purchase the Company’s Common Stock that were issued in connection with a private placement in May 2001, to the extent that such stock issuances would require stockholder approval under the rules of the Nasdaq National Market;

4.	To ratify the form of Indemnification Agreement entered into between the Company and its officers and directors; and

5.	To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

The results of the matters presented at the annual meeting, were as follows:

1.	Lance K. Gordon, Donald P. Francis, Phillip W. Berman, David W. Beier, Randall L-W. Caudill, Stephen C. Francis, Michel Greco and William D. Young were elected as directors of the Company to serve until the 2004 Annual Meeting of Stockholders as follows:

	For	Withheld
Lance K. Gordon	16,271,932	112,832
Donald P. Francis	16,203,101	181,663
Phillip W. Berman	16,293,152	91,612
David W. Beier	16,269,301	115,463
Randall L-W. Caudill	16,270,401	114,363
Stephen C. Francis	16,269,190	115,574
Michel Greco	16,293,142	91,622
William D. Young	16,271,101	113,663

2.	The approval of the amendment to the Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 300,000 shares was approved as follows:

For	Against	Abstain
16,214,043	161,944	8,776

36

3.	The approval of the potential issuance of additional shares of the Company’s Common Stock to certain investors on conversion of the Company’s outstanding Series A Preferred Stock and on exercise of outstanding warrants to purchase the Company’s Common Stock that were issued in connection with a private placement in May 2001, to the extent that such stock issuances would require stockholder approval under the rules of the Nasdaq National Market was approved as follows:

For	Against	Abstain
1,750,956	201,606	15,420

4.	The ratification of the form of Indemnification Agreement entered into between the Company and its officers and directors was approved as follows:

For	Against	Abstain
16,212,526	144,532	27,705

5.	The ratification of KPMG LLP as the Company’s independent auditors for the 2003 fiscal year was approved as follows:

For	Against	Abstain
16,358,983	21,654	4,127

ITEM 5. OTHER INFORMATION

Contract for Advanced Development of Anthrax Vaccine Candidate

On October 2, 2003 the Company announced that it had been awarded an $80.3 million contract from the NIAID for the advanced development of its anthrax vaccine candidate, rPA102. The three-year contract is intended to fund many of the steps required for commercial licensure of the vaccine candidate.

The new NIAID contract is intended to fund animal studies, Phase II clinical trials, the scale up and validation of the vaccine manufacturing process and production of 3 million doses of finished product. The vaccine’s efficacy will be determined through animal testing, based on the FDA’s two-animal rule model, instead of large Phase III studies in humans.

VaxGen plans to manufacture the protein antigen used in rPA102 in VCI’s manufacturing facility in South San Francisco, Calif. VaxGen believes the facility, as currently equipped, has the capacity to produce approximately 100 million doses of rPA102 bulk vaccine per year. Filling, packaging and labeling of the vaccine will be done at contract manufacturing sites.

The contract has been funded in whole with Federal funds from the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K: The following exhibits are filed as part of this report:

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of	S-8	333-84922	3-26-02	4.1
	Incorporation.

3.2	Amendment to the Amended and	S-8	333-84922	3-26-02	4.3
	Restated Certificate of Incorporation.

3.3	Amended and Restated Bylaws	S-1	333-78065	6-11-99	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Certificate of Designations, Rights	S-8	333-84922	3-26-02	4.2
	and Preferences of Series A 6% Cumulative
	Convertible Preferred Stock.

4.3	Securities Purchase Agreement by	8-K	000-26483	5-24-01	10.1
	and among Registrant and Certain
	Stockholders.

4.4	Registrant Rights Agreement by and	8-K	000-26483	5-24-01	10.2
	among Registrant and Certain
	Stockholders.

4.5	Form of Common Stock Purchase	8-K	000-26483	5-24-01	4.1
	Warrant.

10.47*	Contract between VaxGen and the National
	Institute of Allergy and Infectious
	Diseases, National Institues of Health,
	Under Contract No. N01-AI-30053
	dated September 30, 2003					X

31.1	Certification Required by Rule 13a-14(a)					X
	or Rule 15d-14(a)

31.2	Certification Required by Rule 13a-14(a) or					X
	Rule 15d-14(a)

32.1	Certifications Required by Rule 13a-14(b)					X
	or Rule 15d-14(b) and Section 1350 of
	Chapter 63 of Title 18 of the United States
	Code (18 U.S.C. 1350)
*Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C. 38

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any of the Registrants filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of the Form 10-Q, irrespective of any general incorporation language contained in such filing.

(b)    Reports on Form 8-K:

A current report on Form 8-K, dated July 7, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that we had announced that the Company intended to complete its Phase III trial in Thailand.

A current report on Form 8-K, dated July 22 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 the results of matters presented at the Company’s annual meeting held on July 18, 2003.

A current report on Form 8-K, dated August 5, 2003, was filed with the Securities and Exchange Commission, reporting under Item 12 the press release announcing the Company’s second quarter ended June 30, 2003 financial results.

A current report on Form 8-K, dated September 4, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that the Company had signed a binding letter of intent with the Health Protection Agency for England and Wales to negotiate terms under which VaxGen would license U.K. rights to, and transfer technology for, its recombinant anthrax vaccine candidate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.
Dated: November 19, 2003	By: /s/ Carter A. Lee Carter A. Lee Senior Vice President Finance & Administration (Principal Financial Officer)

40