Form 10-K
period 2003-12-31
VAXGEN INC
filed 2004-03-30
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 OR

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2003, as reported on the Nasdaq National Market was approximately $95.9 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2003. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of March 26, 2004, was 25,077,992.

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 26, 2004.

PART I

This report includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the heading “Additional Business Risks.” Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. When used in the report, unless otherwise indicated, “we, “our” and “us” refers to VaxGen.

Item 1. Business.

We are a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. Our current business strategy focuses on the development and commercialization of biologic products to counter potential bioterrorism threats, specifically vaccines for the long-term prevention of anthrax, smallpox and plague as well as a monoclonal antibody for the treatment and short-term prevention of anthrax disease.

On September 30, 2002, we were awarded a $13.6 million cost-reimbursement plus fixed fee contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”), to develop our anthrax vaccine candidate, rPA102. As amended, the value of this contract has been increased to $20.9 million. On September 30, 2003, we were awarded an $80.3 million cost-reimbursement plus fixed-fee contract from NIAID to further develop rPA102. In December 2002, we announced a working relationship with Chemo-Sero Therapeutic Research Institute (“Kaketsuken”) of Japan to develop their attenuated smallpox vaccine for use in the United States and potentially elsewhere. In December 2003, we entered into an agreement with Kaketsuken pursuant to which we have licensed from Kaketsuken the exclusive commercial rights to use, develop and sell their attenuated smallpox vaccine in the United States. On January 29, 2004, we entered into a cross-license and cooperative research agreement with AVANIR Pharmaceuticals (“AVANIR”) for the development and manufacture of pre-clinical supplies of AVANIR’s monoclonal antibody candidate for the short-term prevention and treatment of anthrax infection.

We own approximately 48% of Celltrion, Inc. (“Celltrion”), a joint venture formed to build and operate a mammalian-cell-culture biomanufacturing facility in Incheon, South Korea with an initial capacity of 50,000 liters. Celltrion also provided partial funding for the construction and outfitting of a manufacturing facility under our management control adjacent to our research facility in South San Francisco, California. The construction and installation of equipment related to the South San Francisco manufacturing facility was substantially completed in June 2003, and validation of the facility was completed during the first quarter of 2004. Manufacture of the bulk recombinant Protective Antigen (“rPA”) for rPA102 in compliance with current Good Manufacturing Practices (“cGMP”) regulations was initiated in February 2004. The facility was designed to manufacture biopharmaceutical products that are grown in bacteria, such as rPA102, as well as mammalian cells, such as the anthrax monoclonal antibody candidate. VaxGen has responsibility for capital equipment and validation costs in excess of the Celltrion contribution and all costs of operation and licensure of the South San Francisco manufacturing facility.

VaxGen was incorporated in 1995 to develop and commercialize AIDSVAX®, a vaccine candidate designed to prevent infection by the human immunodeficiency virus (“HIV”). We have utilized the expertise and infrastructure developed through the AIDSVAX program to broaden our business and refocus our efforts on the development of biodefense vaccine candidates and large-scale manufacturing operations. We intend to continue expanding our product portfolio beyond biodefense vaccine candidates as part of our long-term strategy.

      Why Biodefense Vaccines

Vaccination has long been recognized as one of the most cost-effective forms of disease control. Many newly introduced vaccine products enjoy market exclusivity due to high clinical and regulatory barriers to entry, complex development and manufacturing processes and patent protection. Vaccines are particularly suited to address epidemics and the threat of infection by deadly pathogens, such as anthrax, smallpox, botulinum toxin, plague and Ebola, for a number of reasons, including:

•	once signs of infection are apparent, treatment options are limited, and, for most of these, no effective therapies are available;

•	even if preventive or therapeutic medications are available, resources could be exhausted in an epidemic or mass exposure due to bioterrorism; and

•	only vaccines have the potential for widespread prevention in advance of exposure to these pathogens and vaccines also may deter the use of a specific pathogen as a bioterrorism weapon.

The terrorist attacks of September through November 2001 in the United States changed political and budgetary attitudes towards bioterrorism threats. We believe that the U.S. government has since recognized that it must provide incentives for private industry to develop and manufacture biodefense products. The U.S. government has identified the acquisition of biodefense products to combat smallpox, anthrax, botulinum toxin, plague and Ebola as a priority. On October 1, 2003, Congress passed the Department of Homeland Security Appropriations Act, 2004 (“HSAA”) which includes $5.6 billion over a 10-year period for the purchase of medical countermeasures against bioterrorist attacks. The HSAA allows up to $885 million of this to be spent in fiscal year 2004 and a maximum of $3.4 billion through fiscal year 2008. These purchases are expected to commence in the government’s 2004 fiscal year, which began on October 1, 2003.

In January 2003, President Bush announced Project BioShield with the intention of accelerating the availability of effective countermeasures against bioterrorism. If passed, Project BioShield would increase the NIH’s authorities and flexibility to facilitate the development of new products for biodefense, establish a U.S. Food and Drug Administration (“FDA”) emergency use authorization and provide an efficient mechanism for biodefense vaccine purchase. In July 2003, the U.S. House of Representatives passed the Project BioShield legislation by a vote of 421-to-2. The legislation is pending approval in the U.S. Senate.

rPA102 Anthrax Vaccine

We are developing rPA102, a recombinant Protective Antigen anthrax vaccine candidate, under contract from NIAID. rPA102, initially developed by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), combines the safety benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax Protective Antigen (“PA”).

The U.S. government has recognized a need to devise appropriate and effective measures to protect its citizens from the harmful effects of anthrax spores used as instruments of terror. The only anthrax vaccine currently approved by the FDA is BioThrax®. This product requires six injections over 18 months, has limited availability and distribution, and is only indicated for at-risk individuals. NIAID has been funding development of recombinant anthrax vaccines designed for use in the general population with the goals of demonstrating safety in humans, efficacy in animal challenge studies and limiting the number of vaccine injections to no more than three.

We were awarded our first NIAID anthrax vaccine development contract (“2002 Anthrax Contract”) in the fall of 2002. Under the original terms of this contract, NIAID agreed to pay us $13.6 million to fund the manufacture of 2,000 vaccine doses, conduct animal challenge studies and a Phase I clinical trial, and produce an initial feasibility plan for how we would manufacture an emergency stockpile of at least 25 million doses. As most recently amended on September 30, 2003, the value of this contract has been increased to $20.9 million. The increase in the contract value reflects additional costs required to complete the contract and a revised allowance for overhead expenses.

In February, June, July and December of 2003, we received official notification from NIAID indicating that we had met the program requirements associated with Milestones 1, 2, 3 and 5 of the 2002 Anthrax Contract, respectively. Milestone 4, which pertains to the conduct and completion of a Phase I clinical trial, is expected to be formally completed during the third quarter of 2004.

On September 30, 2003, we were awarded a cost-reimbursement plus fixed fee contract valued at $80.3 million from NIAID for the advanced development of our anthrax vaccine candidate (the “2003 Anthrax Contract”). This is the second anthrax vaccine development contract awarded to us by NIAID, and it is intended to fund most of the work required to file a Biologics License Application (“BLA”) with the FDA. On October 7, 2003, we entered into a license agreement with USAMRIID that, subject to certain rights retained by the U.S. government, provides us with an exclusive, worldwide license under USAMRIID’s patented technology to develop, manufacture, use and commercialize the rPA102 vaccine candidate. Additional steps required to support a BLA filing not covered by this contract include a large-scale safety study and may include other clinical trials. Along with Milestone 4 of the 2002 Anthrax Contract, we continue to perform, in parallel, against several of the milestones required under the 2003 Anthrax Contract. To date, we have performed within budget and on schedule. However, we cannot guarantee that we will continue to do so.

Additional steps required to support a BLA filing not covered by the 2003 Anthrax Contract include a large-scale safety study and may include other clinical trials. However, a Request for Proposals (“RFP”) issued by the Office of the Assistant Secretary for Public Health Emergency Preparedness (“OSPHEP”), within the U.S. Department of Health and Human Services (“HHS”), on March 11, 2004 indicates that these costs will be funded under pending contracts for the purchase of up to 75 million doses of a rPA anthrax vaccine or vaccines. We intend to bid for a contract award, but we cannot be certain that we will be awarded any future contracts to supply a government stockpile of anthrax vaccine.

As part of our strategy, we have been and will continue to be dependent upon contracts from U.S. government agencies. Currently, substantially all of our revenues are obtained from these contracts. These contracts generally contain provisions which allow the U.S. government to terminate the contract either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. For a further discussion please see the section below titled “Additional Business Risks—U.S. government agencies have special contracting requirements, which create additional risks.”

      About Anthrax

Anthrax spores are naturally occurring in soil samples throughout the world. Anthrax infections are most commonly acquired through cutaneous contact with infected animals and animal products or, less frequently, by inhalation or ingestion of spores. Cutaneous anthrax is caused when anthrax spores enter the body through a cut or abrasion. The incubation period following infection can be anywhere from one to 12 days. In contrast, the incubation period for inhalation anthrax is generally much shorter, usually one to seven days. With inhalation anthrax, once symptoms appear, fatality rates are high even with the initiation of antibiotic and supportive therapy.

In the fall of 2001, when anthrax-contaminated mail was deliberately sent through the U.S. Postal Service to government officials and members of the media, five people died and many more became sick. These attacks heightened the urgency to develop a safe and effective anthrax vaccine for use in the general population.

Anthrax secretes three proteins, PA, Lethal Factor (“LF”) and Edema Factor (“EF”), which combine on the surface of human cells. Once LF or EF bind to PA in the proper configuration, they become active toxins, which fuse and enter through the human cell membrane and can cause serious illness and death. Based on animal studies, scientists believe that anthrax infection cannot cause illness or death in otherwise healthy individuals if these three proteins are unable to combine.

The rPA102 vaccine candidate we are developing is a recombinant version of PA grown in a genetically altered, non-pathogenic anthrax bacterium. The vaccine candidate is designed to train the human immune system to produce antibodies to PA. In the event of infection with anthrax, these antibodies coat the surface of PA and prevent it from attaching to the cell membrane or combining with LF or EF.

      Anthrax Vaccine Expedited Development Program

The FDA has published guidelines for the approval of new drugs or biologics for potentially fatal diseases where human studies cannot be conducted ethically or practically. Unlike most vaccines, which require large, Phase III effectiveness trials, we believe that an anthrax vaccine can be evaluated and approved by the FDA on the basis of human clinical studies demonstrating safety and immune response, supported by animal studies to show effectiveness, but there is no assurance that the FDA will approve our vaccines on this basis. The rPA102 vaccine candidate was under development for more than a decade by USAMRIID prior to its license to us, and its effectiveness and safety have previously been documented in animals, including non-human primates. We have demonstrated the effectiveness of rPA102 in similar animal studies of product manufactured under our contract with NIAID. Animal studies will continue to be used to evaluate rPA102’s safety and effectiveness as we optimize the vaccine formulation and immunization schedule. Human study volunteers will be immunized with the vaccine candidate, rPA102, a recombinant protein that cannot cause anthrax. No human study volunteers will be exposed to anthrax.

      Human Clinical Trials

We launched a Phase I randomized, single-blind, placebo-controlled, dose-ranging clinical trial of rPA102 in June 2003. The trial was conducted at four leading U.S. medical centers under funding from our first anthrax vaccine development contract with NIAID. The trial was designed to evaluate rPA102‘s safety and its ability to stimulate an immune response at four different dose levels of rPA102 over a 12-month period, with a control group receiving BioThrax, the currently licensed anthrax vaccine. All immunizations were complete in September 2003. Preliminary results from the trial were submitted to NIAID and were used to establish our eligibility for the advanced development contract awarded to us on September 30, 2003. A total of approximately 100 healthy volunteers 18 to 40 years of age received a three-dose course of rPA102 immunization at 0, 4 and 8 weeks. Volunteers were assessed for safety at 30 minutes, 60 minutes and three days following immunization, after each of the three injections. Blood samples will be collected and immune responses assessed by standard laboratory methods 12 times over a 48-week period.

In March 2004, we announced the results of the Phase I clinical trial, which demonstrated that the recombinant anthrax vaccine candidate was well tolerated, with no safety or reactogenicity issues. In addition, we believe there was a clear dose response relationship between antigen concentration and immune response. We expect to launch the first of two Phase II clinical trials of rPA102 in the second quarter of 2004. The first Phase II clinical trial has been designed to establish an optimal vaccine formulation in regard to immunogenicity and safety. The second Phase II clinical trial, which is expected to start during the second half of 2004, is designed to compare different dosing regimens to determine a vaccine administration schedule to optimize the speed and magnitude of the immune response. The vaccine is being developed for use in people either before or after they have been exposed to anthrax spores. When used after exposure, speed of the immune response will be critical, while when used in those who might be exposed to anthrax spores at some time in the future, duration of immunity is of utmost importance.

      The Anthrax Vaccine Market

According to a Congressional Budget Office (“CBO”) report from May 2003, the U.S. government expects to spend $1.4 billion for the purchase of an rPA anthrax vaccine over a 10-year period beginning in the U.S. government’s 2004 fiscal year, which commenced on October 1, 2003. Of this amount, $700 million is anticipated to be spent for the purchase of 60 million doses during the first three years of the program. The U.S. government plans to spend another $700 million during the remaining seven years of the program to manage and replenish the vaccine stockpile as it exceeds its shelf life.

On March 11, 2004, the OSPHEP issued a RFP pursuant to a contract to manufacture the rPA vaccine for a Strategic National Stockpile (“SNS”). The RFP calls for the manufacture of a minimum of 25 million doses of vaccine in pre-filled syringes up to a maximum of 75 million doses. The target date for award of the supply contract(s) is on or about August 9, 2004 and calls for the supply of 25 million doses within a two-year period from award. Concurrent with, or subsequent to supply of the vaccine, the manufacturer is to complete licensure of the vaccine for use both before and after exposure to anthrax spores. The RFP is an open competitive solicitation. While multiple awards may be made, each successful bidder will be required to supply a minimum of 25 million doses up to a maximum of 75 million doses and to maintain ongoing production capacity for the life of the contract. The purchase price per dose of rPA anthrax vaccine would be subject to negotiation with the U.S. government. If we receive FDA approval for rPA102, we plan to pursue sales to other allied governments and commercial markets both within and outside of the United States.

We have also entered into a binding letter of intent with the United Kingdom’s Health Protection Agency (“HPA”) to enter into an agreement to license to HPA the rights to manufacture and supply rPA102 for use in the United Kingdom and possibly other nations. Such an agreement would establish a dual source of rPA102 and could also provide us with the opportunity to license some of HPA’s products. We believe the ability to provide a dual source of rPA102 is in the interests of our national defense and could potentially assist us in obtaining additional and/or larger contracts under Project BioShield or other government programs. There is no guarantee, however, that we will reach a definitive agreement with HPA.

      Competition

We believe our most significant competitors in the anthrax vaccine market include companies employing rPA-based vaccines similar to our own. In September 2002, Avecia Limited (“Avecia”) received an rPA development contract, and in September 2003, Avecia also received a $71.3 million advanced development contract from NIAID. No other companies have received contracts from NIAID to develop rPA anthrax vaccine.

The DynPort Vaccine Company LLC, a joint venture of DynCorp (a subsidiary of Computer Sciences Corp.) and Porton International Inc., is also developing an rPA-based anthrax vaccine candidate, although it has not received contracts from NIAID to develop such a vaccine.

A number of other companies, including BioPort Corp., Vical Inc., Microscience Ltd. and AVANT Immunotherapeutics, Inc., are working on new or improved anthrax vaccines. We believe that these programs do not meet the goals stated by the U.S. government to acquire an anthrax recombinant protective antigen protein vaccine.

A number of companies, including Alexion Pharmaceuticals, Inc., Medarex, Inc., Human Genome Sciences, Inc. and AVANIR, are developing monoclonal antibody therapies to treat and prevent anthrax infection. Monoclonal antibodies may provide a therapeutic benefit to patients infected with anthrax, and animal studies suggest that pre-exposure administration may provide protection from infection. The duration of this protection is typically weeks, versus years for most vaccines. Also, the cost per dose of monoclonal antibody therapeutics is generally much higher than a vaccine.

      License from USAMRIID

We have entered into a license agreement with USAMRIID under which USAMRIID granted us, subject to certain rights retained by the U.S. government, an exclusive, worldwide license (with the right to sublicense) under its patents pertaining to the method of making an anthrax vaccine and to a proprietary expression system to develop, make and commercialize vaccine products for the prevention or treatment of anthrax infection. Pursuant to the terms of the license agreement, we have paid or are obligated to pay USAMRIID an execution fee, patent maintenance fees, anniversary fees, milestones and royalties. The agreement continues until the later of the last to expire patent in the licensed patent technology or the last abandonment of a patent application in the licensed patent technology. USAMRIID can terminate the agreement if we:

•	fail to diligently develop a vaccine product;

•	materially breach the agreement;

•	make a materially false statement (or fail to provide required information) in a plan or report required under the agreement;

•	fail to make payments required under the agreement; or

•	file for bankruptcy.

In addition, the license agreement provides that USAMRIID reserves the right to require us and our affiliates to grant a nonexclusive, partially exclusive or exclusive license in any field of use to a responsible applicant, upon terms that are reasonable under the circumstances and under applicable law, to fulfill public health or safety needs.

LC16m8 Smallpox Vaccine

In collaboration with Kaketsuken, we are developing LC16m8, an attenuated live virus smallpox vaccine candidate, for use in the United States and potentially other markets. LC16m8 has already been licensed by the Japanese regulatory authorities for the prevention of smallpox in humans. The vaccine meets all Japanese requirements for effectiveness and improved safety versus conventional smallpox vaccines. Side effects were shown to be less frequent and of shorter duration than those following conventional smallpox vaccines. LC16m8 has been administered to approximately 50,000 Japanese children in clinical studies pre-licensure and to Japanese adults post-licensure. Based on clinical data and animal experiments, we believe LC16m8 stimulates levels of protective immunity similar to conventional smallpox vaccines while being substantially safer than vaccines currently available in the United States and elsewhere. We will be required to demonstrate safety and effectiveness in additional clinical and animal studies in the United States in order to obtain FDA approval.

We have been working with Kaketsuken on the development of LC16m8 under a material transfer agreement and a letter of intent that we entered into with Kaketsuken in November 2002 and January 2003, respectively. Under these agreements, we have the right to conduct pre-clinical laboratory and animal studies, to file an Investigational New Drug Application (“IND”) with the FDA and, subject to Kaketsuken’s approval of the final protocol, to initiate clinical trials with LC16m8 in the United States.

In December 2003, we and Kaketsuken entered into an agreement (the “LC16m8 Agreement”), under which we have licensed from Kaketsuken the exclusive commercial rights to use, develop and sell the LC16m8 smallpox vaccine in the United States. The LC16m8 Agreement also provides us with a right of first refusal for the exclusive development and commercialization rights to LC16m8 in Europe and certain rights of negotiation for the co-commercialization of LC16m8 with Kaketsuken in any territory other than the United States, Europe and Asia.

We believe that the LC16m8 Agreement is an important development in our biodefense vaccine business strategy because it provides us with full commercial rights in the United States for a second important vaccine product candidate. We believe that the vaccine, which was licensed in Japan in 1980, will have a better safety profile, yet be equally effective, compared to smallpox vaccines available in the United States or elsewhere.

Pursuant to the terms of the LC16m8 Agreement, Kaketsuken is providing us with LC16m8 in bulk form and we will be responsible for creating the finished product with such formulation, packaging and labeling as is required by the FDA. In addition, Kaketsuken has provided us with certain amounts of bulk vaccine and finished product to be used in our non-clinical studies and clinical trials free of charge. Beyond these amounts, Kaketsuken will sell us bulk vaccine at a formula-based price and Kaketsuken and we will share the profits from the sale of finished product pursuant to an agreed-upon formula. We do not have the right to manufacture bulk vaccine, except under certain limited circumstances where Kaketsuken is unable to supply us with bulk vaccine in sufficient quantity or as we may otherwise agree.

We are responsible for funding and conducting all clinical and non-clinical trials with respect to seeking and obtaining regulatory approval of LC16m8 in the United States. However, Kaketsuken must consent to all clinical trials and non-clinical studies with respect to LC16m8. In addition, Kaketsuken is obligated to make certain efforts to support our regulatory approval efforts.

Kaketsuken can terminate the LC16m8 Agreement in whole or in part:

•	on 60 days notice if the FDA does not approve LC16m8 for commercial sale in the United States within four years of the effective date of the LC16m8 Agreement;

•	on 30 days written notice if we fail to make payments to Kaketsuken under the LC16m8 Agreement; or

•	on 60 days written notice if we do not share certain information required to be shared under the LC16m8 Agreement.

We can terminate the LC16m8 Agreement if the FDA does not approve LC16m8 for commercial sale in the United States within four years of the effective date of the LC16m8 Agreement. In addition, for a period of five years after the termination of the LC16m8 Agreement, we may not, without Kaketsuken’s prior written consent, file for or obtain regulatory approval, sell and/or otherwise deal in any product potentially in competition with LC16m8. During the term of the LC16m8 Agreement, we may not, without the prior written consent of Kaketsuken, develop, sell, commercialize and/or otherwise deal in any products which may compete with LC16m8. These restrictions will be waived if the LC16m8 agreement is terminated due to Kaketsuken’s uncured material breach of the LC16m8 Agreement or the FDA determines that LC16m8 is not approvable in the United States.

      About Smallpox

Smallpox is a serious, contagious and often fatal infectious disease. There is no specific treatment for smallpox disease, and the only prevention is vaccination. There are two clinical forms of smallpox. Variola major is the more severe and more common form of smallpox, inducing a more extensive rash and higher fever than variola minor. Historically, variola major has had an overall fatality rate of about 30%. Variola minor is the less common form of smallpox and a much less severe disease, with death rates historically of 1% or less.

Generally, direct and fairly prolonged face-to-face contact is required to transmit smallpox from one person to another. Smallpox also can be spread through direct contact with contaminated objects such as bedding or clothing, and, in rare instances, by virus carried in the air in enclosed settings such as buildings, airplanes, buses and trains.

Smallpox outbreaks have occurred from time to time for thousands of years but, except for virus produced in laboratories, the disease has been eradicated after a successful worldwide vaccination program. The last reported case of smallpox in the United States was in 1949. The last reported naturally-occurring case in the world was in Somalia in 1977. After the disease was eliminated from the world, routine vaccination against smallpox among the general public was stopped because it was no longer necessary for prevention.

Although smallpox was officially eradicated in the 1970s, small quantities of the virus still exist in a few research laboratories worldwide. Furthermore, the former Soviet Union had an active program to weaponize smallpox. We believe that increasing concerns about the use of biological agents, including smallpox, in acts of terrorism or war have caused the United States to re-evaluate the importance of widespread smallpox vaccination in order to protect U.S. citizens from potential attacks. As a result, President Bush initiated a program that, among other goals, sought to vaccinate “first responders,” such as people working in hospital emergency rooms and other public health environments, and police and fire departments, with the currently available vaccine, Dryvax®.

It is estimated that between one and seven deaths from encephalitis, a condition causing inflammation of the brain, will occur for every one million Dryvax immunizations. Despite Dryvax’s poor safety profile, the U.S. government moved forward with the vaccination program in January 2003 due to the perceived imminent threat of bioterrorism. However, only approximately 38,000 people have been vaccinated, with minimal on-going vaccination due to safety concerns. Clinicians discovered a probable link between the Dryvax vaccine and myocarditis, a rare, previously unassociated heart condition implicated in up to three deaths of Dryvax recipients in 2003. Conventional smallpox vaccine has also been recently linked to a less severe heart condition, pericarditis, which occurred at a rate of approximately 1 in 10,000 in recently immunized, healthy military personnel receiving smallpox vaccine. We believe that the emergence of possible heart-related complications with an apparently high frequency has led to greater urgency to develop and stockpile a safer smallpox vaccine.

      Smallpox Vaccine Development Status

We began animal efficacy studies in the fourth quarter of 2003 and plan to initiate Phase I clinical studies in humans in the first half of 2004. Under the LC16m8 Agreement, Kaketsuken has already provided us with vaccine for animal effectiveness studies, bulk product to support our fill/finish process development and one million doses for our clinical use in the United States free of charge. We have completed the filling of approximately 700,000 doses of vaccine from the bulk product provided by Kaketsuken through a contract filling organization in the United States. We have advised and assisted Kaketsuken in improving its manufacturing processes and have arranged for animal effectiveness studies in the United States.

      Smallpox Vaccine Market Opportunity

According to the CBO, the U.S. government expects to spend $1.9 billion for the purchase of an attenuated smallpox vaccine over a 10-year period beginning in the U.S. government’s 2004 fiscal year, which commenced on October 1, 2003. Of this amount, $900 million is estimated for the purchase of 60 million doses during the first three years of the program. The U.S. government expects to spend another $1.0 billion during the remaining seven years of the program to manage and replenish the vaccine stockpile as its shelf-life expires.

We believe HHS may begin purchasing an emergency stockpile of attenuated vaccinia smallpox vaccine, such as LC16m8, before it has been approved by the FDA for commercial use. We believe this initial purchase could total approximately 30 million doses, with the remaining purchase of another 30 million doses made after the vaccine receives FDA approval. The actual purchase price for each dose of attenuated vaccinia smallpox vaccine would be subject to negotiation with the U.S. government. We intend to pursue sales of LC16m8 to the U.S. government, and, if we receive necessary regulatory approvals for LC16m8, we plan to pursue sales to commercial markets in the United States, and possibly to certain foreign allied governments and to certain foreign commercial markets as allowed by U.S. law pursuant to our rights under the LC16m8 Agreement.

      Competition

We are aware of two categories of products competing to meet the demand for a smallpox vaccine—unattenuated and attenuated strains of vaccinia. “Attenuated” refers to a strain of vaccine genetically altered to enhance its safety, as compared to the conventional, or unattenuated, strains.

The first category of potentially competitive products is principally based on the traditional (unattenuated) New York City Board of Health (“NYCBH”) and Lister/Elstree strains of the vaccinia virus. These vaccinia strains were produced in live animals, typically calves, and used widely during the period when smallpox was an endemic disease. With heightened concerns over the use of smallpox as a bioterror weapon, a number of companies, including Acambis plc., Chiron Corp., Aventis Pasteur MSD Ltd. and Bavarian Nordic A/S, have undertaken programs to produce vaccines based on these strains in modern cell line production systems. Many countries, including the United States, are currently stockpiling such smallpox vaccines, although none is yet approved by the FDA for marketing. Since these cell culture-derived vaccines are produced using the established non-attenuated strains of vaccinia, we believe that the side effect profile will be similar to that experienced with Dryvax, a NYCBH strain. In addition, we are not aware of any clinical trials of either of the NYCBH or Lister/Elstree strain vaccines in children. As a consequence, we believe that LC16m8 possesses a superior safety profile, where the genetic basis of attenuation is known and pre-clinical and clinical (including pediatric) data supports its enhanced safety.

The second category of potentially competitive products is based on attenuated strains of vaccinia. A number of experimental vaccines were under development in the 1970s in response to safety concerns with traditional smallpox vaccines as the risk-benefit profile changed with the decreasing prevalence of smallpox. With the eradication of smallpox, most of these development programs were terminated, and only two such products were licensed and used in the countries where they were developed: LC16m8 and Modified Vaccinia Ankara (“MVA”). While LC16m8 was licensed for the prevention of smallpox in Japan, MVA was licensed in Germany only for pre-vaccination to be followed some weeks later by immunization with a conventional unattenuated smallpox vaccine. The purpose of pre-vaccination with MVA was to prime the immune system and thus reduce the rate of adverse events caused by traditional unattenuated vaccine.

A number of companies are now developing MVA as a stand-alone smallpox vaccine candidate for use in individuals at elevated risk of adverse events from unattenuated smallpox vaccines. The objective of these studies is to determine if higher doses of MVA, administered in a multiple-dose schedule as opposed to the single dose of unattentuated vaccines or LC16m8, could give a level of immunity associated with protection. In February 2003, the NIH awarded two contracts to support such development to Bavarian Nordic A/S and Acambis plc. Clinical trials of the Bavarian Nordic MVA product are underway in the United States, and the Bavarian Nordic MVA product has also been purchased by certain European governments.

While both LC16m8 and MVA are attenuated products, the degree and effect of the attenuation differs. LC16m8 was designed to replicate on the skin, but not at the higher temperatures in the blood stream or deep tissues of the human body. In contrast, MVA does not replicate well, if at all, in humans, either on the skin or in the deep tissues. We believe that using a virus that does not replicate may confer some safety advantage, but also carries certain potential disadvantages. MVA, unlike LC16m8, does not create a “pock,” or a small, round scar at the site of injection, which is generally recognized as evidence of successful smallpox immunization. The lack of a pock makes it difficult to evaluate quickly whether vaccination has been successful. LC16m8 is administered as a single dose and does produce a pock. Based on published pre-clinical and clinical studies, multiple intramuscular injections of MVA are necessary to stimulate a significant immune response. In addition, higher doses are required compared to a vaccine that is known to replicate, such as LC16m8. We also believe that supplying MVA in large quantities may present challenges, due to the higher dose requirement and the fact that manufacturing viruses that are unable to replicate effectively in humans is difficult.

The NIH has indicated that one reason for its interest in MVA as an approach to smallpox immunization is to provide protection to those for whom live virus vaccine approaches, including LC16m8, may not be appropriate. This group would include persons with weakened immune systems, certain skin disorders, and pregnant women. LC16m8 may not be appropriate in such populations except in response to actual exposure to smallpox.

Plague Vaccine

A plague vaccine is one of five biodefense vaccines identified as a priority under the proposed Project BioShield legislation. NIAID issued a RFP on August 6, 2003 to fund the development of a recombinant protein vaccine to prevent infection by the plague bacterium.

The RFP specified that the vaccine should be a recombinant vaccine based on two plague virulence factors, F1 and V. The RFP calls for an accelerated development schedule, initial manufacture of the product, animal and human studies and a feasibility plan for how the contract award winner(s) would manufacture a plague vaccine for an emergency stockpile.

We responded to NIAID’s RFP on December 3, 2003. USAMRIID has indicated a willingness to negotiate a nonexclusive license to the plague vaccine developed by them to enable us to meet the RFP response requirements. We intend to negotiate a similar license to the one granted to us by USAMRIID for our anthrax vaccine candidate. As of the date of this report, we have not completed the negotiations with USAMRIID. According to a CBO report from May 2003, the U.S. government intends to spend up to $220 million for the purchase of recombinant plague vaccine for the SNS.

Anthrax Monoclonal Antibody Alliance

In January 2004, we entered into a cross-license and cooperative research agreement with AVANIR for the development and manufacture of pre-clinical supplies of AVANIR’s monoclonal antibody candidate for prevention and treatment of anthrax infection. The alliance combines AVANIR’s proprietary expertise to discover, characterize and develop highly potent anthrax antibodies with our cGMP protein manufacturing capability and experience gained through our anthrax vaccine development program. The companies have already initiated some of the preliminary steps of the research collaboration, including early characterization of the selected antibody, preliminary non-GMP production, and the submission of a grant application in response to a request from HHS. This grant application requests funding to complete the development process required for submission of an IND to the FDA.

We will support development and manufacturing of AVANIR’s anthrax antibody utilizing our research and development and our biologics manufacturing facilities in South San Francisco, California. We will also have mammalian-cell-culture manufacturing capacity for large-scale monoclonal antibody production, through our joint venture, Celltrion. We believe that we have the capabilities and assets to advance the product to commercial availability, including large-scale production at Celltrion.

AVANIR’s antibody is designed to provide immediate but temporary protection prior to or after exposure to anthrax. Our rPA102 anthrax vaccine candidate is designed to provide long-term immunity before and after exposure to the bacteria, although several days to a few weeks would be required for the immunity to develop. If the products are approved for use, someone exposed to anthrax could receive AVANIR’s antibody to immediately neutralize the anthrax toxins, and a course of our anthrax vaccine to establish long-term immunity to the pathogen.

We or AVANIR can terminate the agreement if:

•	either party determines that the completion of the project intended by the collaboration is not technically or commercially feasible;

•	it is determined that compliance with applicable regulatory requirements would be unduly burdensome;

•	a material breach by either party remains uncured 30 days after the breach is specified; or

•	either party becomes insolvent, files for bankruptcy or is placed under a receivership.

AIDSVAX®

      Overview of AIDSVAX

We have completed two large-scale Phase III clinical trials of two formulations for our HIV vaccine candidate, AIDSVAX. The original AIDSVAX technology was developed by Genentech, Inc. (“Genentech”) and then licensed exclusively to us. Preliminary results of the North American/European and Thai Phase III clinical trials, which were announced in February 2003 and November 2003, respectively, indicated that there was not a statistically significant reduction of HIV infection within the study populations as a whole, which was the primary endpoint of the trials. These were the first Phase III clinical trials ever conducted for a preventive HIV vaccine. While we are completing our analysis of the results of both trials with the assistance of the Centers for Disease Control and Prevention (“CDC”) and the NIH, we do not plan to continue development of AIDSVAX beyond work supported by the U.S. government and/or philanthropic organizations unless and until new results validate the product opportunity.

In September 2002, we were awarded a $1.0 million task order to provide AIDSVAX under a supply contract for another Phase III clinical trial in Thailand funded by NIAID and conducted by the Walter Reed Army Institute of Research (“WRAIR”). This contract was later increased to approximately $3.3 million. The clinical trial was launched in October 2003 and combines our AIDSVAX B/E vaccine with ALVAC, an HIV vaccine candidate being developed by Aventis Pasteur.

      Competition

A number of companies, including Chiron Corp., Merck & Co., Inc., Aventis Pasteur, GlaxoSmithKline plc, O on Pharmaccines Ltd, AlphaVax, Inc., Epimmune Inc. and Targeted Genetics Corp., have announced that they are conducting programs to develop an HIV vaccine and are planning, conducting or have completed Phase I or Phase II clinical trials. In addition, several of these companies and others are developing new drug therapies and other treatments that may mitigate the impact of the disease.

Manufacturing

      Celltrion Joint Venture

In February 2002, we formed a joint venture with Nexol Biotech Co., Ltd, Nexol Co., Ltd., Korea Tobacco & Ginseng Corp. and J. Stephen & Company Ventures Ltd. (the “South Korean investors”) to build and operate a mammalian-cell-culture biomanufacturing facility in Incheon, South Korea, and to provide partial funding for the construction of a manufacturing facility under our management control in South San Francisco, California. The joint venture, Celltrion, has received approximately $45.7 million in cash from the South Korean investors, secured a $40.0 million loan from a South Korean bank and received technology and manufacturing know-how from us valued at $30.0 million. As our part of the investment in the joint venture, we are providing mammalian cell culture technology and biologics production expertise. We currently own approximately 48% of Celltrion and are the largest shareholder. Assuming all planned rounds of financing are completed, our fully diluted ownership in Celltrion is expected to be approximately 44% and the South Korean investors and additional investors, if any, are expected to own the remaining 56%.

      South San Francisco Manufacturing Facility

Under the terms of the Celltrion joint venture agreement, Celltrion invested $7.0 million to capitalize VaxGen-Celltrion, Inc. (“VCI”) to design and construct the intermediate scale manufacturing facility adjacent to our research facility in South San Francisco. The facility includes approximately 20,000 square feet of manufacturing space as well as quality control laboratories, office and expansion space. We lease this manufacturing facility and VCI owns the leasehold improvements and capital equipment in the facility. On June 7, 2002, we entered into a joint venture agreement with Celltrion to specify the terms governing the management and operation of VCI. We are responsible for all staffing and operational costs and expenses of the facility, as well as all capital costs in excess of the initial $7.0 million investment by Celltrion. Under the terms of the VCI joint venture agreement, at the end of each calendar quarter, VCI will issue one share of its common stock to us for every dollar we spend in connection with capital expenditures, validation, operation and licensure of the South San Francisco facility. As of December 31, 2003, we had spent approximately $11.4 million on such expenditures and costs and, as a result, our ownership percentage in VCI has increased to approximately 62%. The Company received 8,463,195 shares of VCI during 2003, representing capital contributions made through the end of the third quarter of 2003. The Company expects to receive the shares related to the remaining contributions during the second quarter of 2004. The Company’s consolidated financial statements as of and for the year ended December 31, 2003 reflect the consolidated results of VaxGen and VCI, beginning January 1, 2003. As VaxGen owns less than 100% of VCI, VaxGen records minority interest in the consolidated financial statements to account for the ownership interest of the minority owner. All material intercompany accounts and transactions have been eliminated in consolidation.

The South San Francisco manufacturing facility was originally contemplated to be used to facilitate the transfer of cell culture manufacturing technology to Celltrion (including AIDSVAX manufacturing technology, if we pursue licensure), to conduct on-site training of Celltrion personnel and to expedite commercial licensure and launch of AIDSVAX. Under the terms of the VCI joint venture agreement, however, we have the right to use the facility, at our expense, for the development and licensure of new products. We began using the South San Francisco facility in the first quarter of 2004 to manufacture the three million-dose inventory required by our 2003 Anthrax Contract with NIAID and we plan to use the facility to manufacture the vaccine if we are awarded a U.S. government supply contract for the SNS. We have no obligation to share revenues or profits from the manufacture of our own products at the South San Francisco facility with either VCI or Celltrion. We are required to use the South San Francisco facility to facilitate the transfer of mammalian cell culture manufacturing technology to Celltrion, including on-site training. For products that require mammalian cell fermentation, our intent is to transfer large-scale commercial manufacturing to the Incheon facility. To the extent there is excess capacity at the South San Francisco facility, Celltrion may use the facility for third-party commercial manufacturing activities and if the facility is used to support these activities, any related profits will be shared between us and Celltrion based on our respective percentage ownerships in VCI.

We have the right to purchase all of the shares held by Celltrion in VCI until February 24, 2008, and are required to purchase Celltrion’s ownership interest in VCI if we receive FDA approval to market any of our products manufactured at the South San Francisco facility prior to February 24, 2008. Even if we purchase Celltrion’s ownership interest in VCI, we will still be obligated to continue to facilitate the transfer of cell culture manufacturing technology to Celltrion and the associated training of Celltrion employees at our facilities or elsewhere.

We believe the South San Francisco facility, which completed validation in February 2004, will be capable of meeting the U.S. government’s need for up to 75 milion doses of rPA102 anthrax vaccine and could be expanded to meet additional demand, if needed. The facility was designed for the flexible manufacture of biopharmaceutical products including those grown in bacteria, such as rPA102, as well as products produced in mammalian cell culture, such as monoclonal antibody therapeutic products. We plan to use this facility to manufacture the three million doses of our anthrax vaccine candidate required by our Advanced Development contract with NIAID. We would also use the facility to manufacture the larger stockpile of anthrax vaccine planned by the U.S. government, if we are awarded such a supply contract, and for international sales. Additionally, we plan to use the facility for the manufacture of future products, both for clinical purposes and commercial sale.

      South Korea Manufacturing Facility

The manufacturing facility in Incheon, South Korea, will be operated and financed by Celltrion and will initially include 50,000 liters of bioreactor capacity on approximately 23 acres of land. The Incheon facility is expected to engage in mammalian-cell-culture biomanufacturing, which is used to make many of the pharmaceutical products developed by the biotechnology industry, including monoclonal antibodies and therapeutic proteins. Depending on demand, the plant’s capacity can be expanded to approximately 150,000 liters. As of the date of this report, Celltrion has not secured any agreements under which products would be produced at this facility, and it is uncertain whether there will be sufficient demand for mammalian cell culture manufacturing to make this facility profitable. The initial build-out is currently under construction and is expected to be completed in 2005. The South Korean investors and bankers are providing the funding necessary to design, construct, validate and operate the Incheon facility; however, Celltrion will need to raise additional capital to fund the operation of this facility. Celltrion currently has no commitments for the investment of additional funds, and we are not obligated to provide such funding.

      The Celltrion Joint Venture Agreement

Under the terms of the Celltrion joint venture agreement, dated February 25, 2002, between us and the South Korean investors, the total capitalization of Celltrion during the start-up phase will range from $80.0 million to $120.0 million, subject to adjustment with the consent of the shareholders of Celltrion. The laws of the Republic of Korea govern the Celltrion joint venture agreement. Assuming all planned rounds of financing are completed, our fully diluted ownership will be approximately 44%. As of December 31, 2003, the South Korean investors had contributed approximately $45.7 million in cash to Celltrion of the $52.0 million in cash that is required by the Celltrion joint venture agreement, and had secured a $40.0 million loan with a South Korean bank. There is a remaining balance of $6.3 million to be funded, of which J. Stephen & Co. Ventures was obligated to fund $3.8 million in June 2003, and Nexol Biotech was obligated to fund $2.5 million in December 2002. As a result, we currently have a 47.8% interest in the joint venture. While we expect Nexol Biotech to fulfill its funding obligation, we do not expect J. Stephen & Co. Ventures or any of the other South Korean investors to invest additional funds in Celltrion in the near future, if at all.

Celltrion is managed by a board of directors composed of five individuals. We hold two seats on the Celltrion Board, including the representative director who presides over meetings of the Board and is also charged with the administration of Celltrion’s daily business affairs. So long as we retain 66-2/3% of our initial shareholdings in Celltrion, we will be entitled to nominate two of the directors, including the representative director.

The Celltrion joint venture agreement may be terminated as follows:

•	if any party commits a material breach of any of its obligations that is not cured within 60 days from the date of written notice of breach;

•	if any party becomes incapable for a period of six months of performing any of its obligations under the Celltrion joint venture agreement because of a force majeure;

•	if any party files for liquidation, bankruptcy or a similar transaction or event; or

•	if the license agreement, which specifies the terms and conditions of the use of the technology we contributed to Celltrion, is terminated by us for certain reasons described in the license agreement.

      Land Purchase and Sale Agreement

On February 25, 2002, we entered into a land purchase and sale agreement with the City of Incheon, South Korea providing for the purchase of the land for Celltrion’s South Korean manufacturing facilities over a 10-year period. As part of Celltrion’s initial formation and as contemplated by the land purchase and sale agreement, we and Celltrion entered into an assignment agreement on March 26, 2002 under which we assigned Celltrion our rights, liabilities and obligations, including the purchase price payment obligations, under the land purchase and sale agreement. Until the transfer of legal title to the land to Celltrion, which is currently anticipated to occur in 2012, Celltrion may use the land for construction and operation of the manufacturing facilities. Once all of Celltrion’s payment obligations under the land purchase and sale agreement are satisfied, the City of Incheon will transfer legal title to the land to Celltrion.

      Contribution Agreement

Under the terms of the contribution agreement dated February 25, 2002 between us and Celltrion, we made an in-kind contribution to Celltrion, as a part of the initial capitalization of Celltrion, of the license and sub-license of certain cell culture technology used for the manufacture of a number of pharmaceutical products including AIDSVAX, if licensed. We received 7.8 million shares of Celltrion common stock for this contribution.

Raw Materials

We have primary and secondary relationships with vendors who provide us with the necessary materials to produce our rPA102 anthrax vaccine candidate. Although to date we have not experienced any significant delays in obtaining any of these materials from our suppliers, we cannot assure you that we will not face shortages from one or more of them in the future.

Government Regulation

The products we are developing, including the vaccine candidates for anthrax and smallpox as well as AIDSVAX, and our manufacturing efforts, are subject to federal regulation in the United States, principally by the FDA under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and by state and local governments, as well as regulatory and other authorities in foreign governments. Such regulations govern or influence, among other things, the testing, manufacture, safety and efficacy requirements, labeling, storage, record keeping, licensing, advertising, promotion, distribution and export of products, manufacturing and the manufacturing process. In many foreign countries, such regulations also govern coverage and the prices charged for products under their respective national social security systems.

The FDA classifies our anthrax and smallpox vaccine candidates as well as AIDSVAX as biological drug products (“biologics”). Biologics are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a biological drug product may be marketed in the United States are similar to steps required in most other countries and include:

•	completion of pre-clinical laboratory tests, pre-clinical animal testing and formulation studies;

•	submission to the FDA of an IND, which must become effective before clinical trials may commence;

•	performance of adequate and well-controlled clinical trials to establish the safety, effectiveness, purity and potency of the biologic and to characterize how it behaves in the human body;

•	submission to the FDA of a BLA that includes pre-clinical data, clinical trial data, and manufacturing information;

•	FDA review of the BLA;

•	completion of comparability studies, if necessary;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities; and

•	FDA approval of the license application, including approval of all product labeling.

13

Pre-clinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety, purity and potency of each product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices (“GLPs”). The results of the pre-clinical tests together with manufacturing information and analytical data are submitted to the FDA as part of the IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND by placing the study on clinical hold, the IND will become effective 30 days following its receipt by the FDA. The FDA may suspend clinical trials or authorize trials only on specified terms at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA does place the study on clinical hold, the sponsor must resolve all of the FDA’s concerns before the study may proceed. The IND application process may become extremely costly and substantially delay development of products. Similar restrictive requirements also apply in other countries. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in clinical trials.

Clinical trials involve the administration of the investigational product to humans under the supervision of qualified principal investigators. Our clinical trials must be conducted in accordance with Good Clinical Practices (“GCPs”) under protocols submitted to the FDA as part of the IND. In addition, each clinical trial is approved and conducted under the auspices of an institutional review board (“IRB”) and with the patients’ informed consent. The IRB considers, among other things, ethical factors, and the safety of human subjects and possibility of liability of the institutions conducting the trial. The IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for a variety of reasons, including a belief that the test subjects are being exposed to an unacceptable health risk.

Clinical trials for vaccines are typically conducted in three sequential phases that may overlap. The goal of a Phase I clinical trial is to establish initial data about safety and dosage tolerance of the biological agent in humans. In Phase II clinical trials, evidence is sought about the desired immune response of a biological agent in a limited number of patients. Additional safety data, including the identification of possible adverse effects, dosage tolerance and optimum dosage, and the effectiveness of the drug in specific, targeted indications are also gathered from these studies. The Phase III clinical trial program consists of expanded, large-scale, multi-center studies of persons who are susceptible to the targeted disease. The goal of these studies is to obtain sufficient evidence of the safety, effectiveness, purity and potency of the proposed product within a diverse patient population at geographically dispersed clinical study sites.

In 2002, the FDA amended its requirements applicable to BLA’s to permit the approval of certain biologics that are intended to reduce or prevent serious or life-threatening conditions based on evidence of effectiveness from appropriate animal studies when Phase III human efficacy studies are not ethical or feasible. Under these requirements, biologics used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Products evaluated for effectiveness under this rule are evaluated for safety under preexisting requirements for establishing the safety of new drug and biological products, including Phase I and Phase II clinical trials. We intend to pursue FDA review of our anthrax and smallpox vaccine candidates under these new requirements. These procedures, however, are not available in most foreign countries.

All data obtained from the pre-clinical studies and clinical trials, in addition to detailed information on the manufacture and composition of the product, would be submitted in a BLA to the FDA for review and approval for the manufacture, marketing and commercial shipments of any of our products. FDA approval of the BLA is required before marketing may begin in the United States. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria if the FDA determines that the pre-clinical or clinical data, or the manufacturing information does not adequately establish the safety and effectiveness of the drug. The FDA also may, at any time, require the submission of product samples and testing protocols for lot-by-lot confirmatory testing by the FDA prior to commercial distribution. This means a specific lot of vaccine cannot be released for commercial distribution until the FDA has authorized such release. Similar types of regulatory processes will be encountered as efforts are made to market any vaccine internationally. We will be required to assure product performance and manufacturing processes from one country to another.

Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil and criminal penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Facilities used to manufacture biologics are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA’s cGMP regulations and the FDA’s general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or effectiveness of the product occur following approval.

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote biologics, which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities and promotional activities involving the Internet. The FDA has very broad enforcement authority under the FFDCA, and failure to abide by these regulations can result in penalties including the issuance of a Warning Letter directing correction of deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions. Foreign regulatory bodies also strictly enforce these and other regulatory requirements.

Research and Development Expenses

We incurred research and development expenses of approximately $22.4 million, $21.0 million and $16.7 million in the fiscal years ended December 31, 2003, 2002, and 2001, respectively.

Employees

As of December 31, 2003, we had 133 employees: 18 were clinical staff, 23 were research and development staff, 31 were management/administration staff, 37 were regulatory and quality services staff and 24 were manufacturing staff. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

ADDITIONAL BUSINESS RISKS

You should carefully consider the following risk factors as well as other information in our filings under the Securities Exchange Act of 1934, as amended, before making any investment decisions regarding our common stock. Each of these risk factors could adversely affect our business, operating results and stock price.

Risks Relating to Our Business

Our internal controls may not be sufficient to ensure timely and reliable financial information.

In response to a letter the Audit Committee of the Board of Directors received from KPMG LLP, our independent auditors, regarding material weaknesses in the effectiveness of our internal controls, we believe we need to correct deficiencies in our internal controls and procedures for financial reporting. These deficiencies include insufficient staffing, inadequate controls and procedures relating to revenue recognition for government contracts, account reconciliations, segregation of duties, journal entries, and depth of accounting knowledge.

Failure to address these deficiencies in a timely manner might increase the risk of future financial reporting misstatements and may prevent us from being able to meet our filing deadlines. We believe that these deficiencies have not affected our financial statements that are part of this annual report, with the exception of a restatement of third quarter 2003 results; however, we need to address and correct such deficiencies immediately.

Working with our Audit Committee, we are continuing the process of identifying and implementing corrective actions where required to improve the design and effectiveness of our internal controls, including the enhancement of systems and procedures. Significant additional resources will be required to establish and maintain appropriate controls and procedures and to prepare the required financial and other information during this process.

Even after corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	collusion of two or more people;

•	inappropriate management override of procedures; and

•	risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information.

If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information. Additionally, if we fail to have effective internal controls and procedures for financial reporting in place, it could adversely affect our financial reporting requirements under our government contracts.

We may need to raise additional capital, and any inability to raise required funds could harm our business.

As of December 31, 2003, we had $28.7 million of cash, cash equivalents and investment securities. We believe that our existing cash, cash equivalents and investment securities, together with anticipated receipts from our existing government contracts and grants, and investment income, will enable us to continue operations through the first quarter of 2005. We may require additional funds to continue operations and may attempt to raise these funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. Any equity financings will be dilutive to existing stockholders, and any debt financings will likely involve covenants restricting our business activities. We cannot guarantee you that additional funds will be available on acceptable terms, or at all. If we are unable to raise additional capital when necessary, we may be required to relinquish our rights to certain key technologies, drug candidates or marketing territories under the terms of certain of our collaborative agreements.

We may fail to obtain contracts to supply the Strategic National Stockpiles of anthrax and smallpox vaccines to the U.S. government, and we may be unable to commercialize our vaccine candidates.

The U.S. government has undertaken commitments to help secure improved countermeasures against bioterrorism, including the stockpiling of vaccines for anthrax and smallpox. On September 30, 2003, VaxGen and Avecia were awarded cost-reimbursement plus fixed fee contracts to advance development of their respective anthrax vaccines and to each supply an inventory of three million doses of their anthrax vaccines to the U.S. government. These contracts have estimated values of $80.3 million and $71.3 million, respectively. Under the current version of Project BioShield, the U.S. government expects to purchase a total of 60 million doses of an rPA anthrax vaccine over a 10-year period. On March 11, 2004, the government issued a RFP, which increased the size of the intended stockpile from 60 million doses to 75 million doses. The process of obtaining government contracts is lengthy and uncertain and we must compete for each contract. Moreover, the award of one government contract does not necessarily secure the award of future contracts covering the same vaccine. Accordingly, we cannot be certain that we will be awarded any future contracts to supply a government stockpile of anthrax vaccine. It is possible that future awards to provide the U.S. government with emergency stockpiles of anthrax vaccine will be granted solely to Avecia or another supplier. If the U.S. government makes significant future contract awards for the supply of its emergency stockpile to our competitors, such as Avecia, our business will be harmed and it is unlikely that we will be able to ultimately commercialize that particular vaccine.

In addition, the determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the NIH, the CDC and the Department of Homeland Security. President Bush has proposed, and Congress is considering, measures to accelerate the development of biodefense products through NIH funding, the review process by the FDA and the final government procurement contracting authority. While this may help speed the approval of our vaccine candidates, it may also encourage competitors to develop their own vaccine candidates. In its March 11, 2004 RFP regarding procurement of a 75 million-dose stockpile, the government identified the OSPHEP within HHS as the procurement authority. If competitive vaccine candidates gain approval, we could face severe competition, which could harm our business. Furthermore, while Project BioShield was passed by the House of Representatives, we cannot be certain that this legislation will be enacted into law or, if it is enacted into law, predict the timing of its enactment, nor can we predict the decisions that will be made in the future by various government agencies.

If the U.S. government fails to continue funding our anthrax vaccine candidate development efforts or fails to purchase sufficient quantities of any future biodefense vaccine candidate, we may be unable to generate sufficient revenues to continue operations.

We have received funding from the U.S. government for the development of our anthrax vaccine candidate. Changes in government budgets and agendas may result in future funding being decreased and de-prioritized, and government contracts typically contain provisions that permit cancellation in the event that funds are unavailable to the governmental agency. Furthermore, we cannot be certain of the timing of any future funding, and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund our research and development programs, we may be unable to generate sufficient revenues to continue operations. Similarly, if we develop an anthrax vaccine candidate that is approved by the FDA, but the U.S. government does not place sufficient orders for this product, our future business will be harmed.

U.S. government agencies have special contracting requirements, which create additional risks.

We have entered into contracts with NIAID and a license agreement with USAMRIID, which are U.S. government agencies. Substantially all of our revenue is derived from government contracts and grants. In contracting with government agencies, we are subject to various U.S. government agency contract requirements. Future sales to U.S. government agencies will depend, in part, on our ability to meet U.S. government agency contract requirements, certain of which we may not be able to satisfy.

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

As a U.S. government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. Although adjustments arising from government audits and reviews have not seriously harmed our business in the past, future audits and reviews could cause adverse effects. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses, may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

In addition, the license agreement provides that USAMRIID reserves the right to require us and our affiliates to grant a nonexclusive, partially exclusive, or exclusive sublicense in any field of use to a responsible applicant, upon terms that are reasonable under the circumstances and under applicable law, to fulfill public health or safety needs.

We license our vaccine candidates from third parties. If we fail to perform our obligations under these license agreements, we could lose our ability to develop and commercialize our vaccine candidates.

We license our anthrax vaccine candidate from USAMRIID and we license our smallpox vaccine candidate from Kaketsuken. Each of these license agreements requires that we perform certain obligations. If we fail to comply with our obligations under these agreements in a timely fashion, our licensors could terminate our rights to develop and commercialize our anthrax and smallpox vaccine candidates, which would adversely affect our business and prospects.

Our license agreement with Kaketsuken for our smallpox vaccine candidate may restrict our ability to develop and commercialize other smallpox vaccine products.

For a period of five years after the termination of the LC16m8 Agreement, we may not, without Kaketsuken’s prior written consent, file for or obtain regulatory approval, sell and or otherwise deal in any product potentially in competition with LC16m8. During the term of the LC16m8 Agreement, we may not, without the prior written consent of Kaketsuken, develop, sell, commercialize and/or otherwise deal in any products which may compete with LC16m8. These restrictions will be waived if the LC16m8 Agreement is terminated due to Kaketsuken’s uncured material breach of the LC16m8 Agreement or the FDA determines that LC16m8 is not approvable in the United States. These restrictions may adversely affect our ability to pursue attractive business opportunities.

Our suppliers may fail to provide, or may be delayed in providing, us with the necessary materials to produce our vaccine candidates.

We rely on suppliers to provide us with the necessary materials to produce our vaccine candidates. Any significant delays in obtaining any of these materials from our suppliers could cause us to fail to perform under our contracts, which may cause us to be in breach under those contracts and cause those contracts to be terminated. We cannot assure you that we will not face shortages from one or more of these subcontractors in the future.

We have only a limited operating history and we expect to continue to generate losses.

To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. At December 31, 2003, we had an accumulated deficit of approximately $172.5 million. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to procure future contracts to supply the anthrax and smallpox vaccines to the U.S. government, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products directly or through business partners. We cannot assure you that we will be able to accomplish any of these objectives.

We may encounter difficulties managing the change and growth of our operations, which could adversely affect our business.

We have experienced a period of rapid change in our business as a result of increased emphasis on biodefense opportunities. In addition, we expect to experience growth in manufacturing, clinical and regulatory functions associated with our biodefense business. This change and growth in our business has strained and may continue to strain our administrative, financial and operational functions. We will need to expand our staff and improve our systems and procedures to manage our expected growth and to maintain an adequate system of internal controls. If we are unable to manage the change and growth of our business effectively, we may be unable to obtain future government contracts and our results of operations and financial condition will be adversely affected.

Vaccine development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials.

To develop vaccine candidates, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrate adequate safety and immune response. Because humans are not normally exposed to anthrax or smallpox, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for commercial sale. Vaccine development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our animal studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a vaccine candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or foreign regulatory bodies. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. If we are unable to successfully develop our vaccine candidates, our revenues will suffer, and our stock price is likely to decline.

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

We depend on independent clinical investigators to conduct our clinical trials. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our vaccine development programs. If independent investigators fail to devote sufficient time and resources to our vaccine development programs, or if their performance is substandard, it may delay FDA approval of our vaccine candidates. These independent investigators may also have relationships with other commercial entities, some of which may compete with us. If these independent investigators assist our competitors at our expense, it could harm our competitive position.

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

Vaccine candidates are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. Our vaccine candidates are in the pre-clinical and clinical stages of development and have not received required regulatory approval from the FDA to be commercially marketed and sold. With the exception of LC16m8, which was licensed and sold in Japan, our vaccine candidates have not received required regulatory approval from foreign regulatory agencies to be commercially marketed and sold. The process of obtaining and complying with FDA, other governmental and foreign regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others.

•	The FDA or foreign regulators may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied.

•	The FDA or foreign regulators may require additional testing for safety and effectiveness.

•	The FDA or foreign regulators may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.

•	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution. In addition, many foreign countries control pricing and coverage under their respective national social security systems.

•	The FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities.

•	The FDA or foreign regulators may change their approval policies or adopt new regulations.

20

•	Even if regulatory approval for any product is obtained, the marketing license will be subject to continual review, and newly discovered or developed safety or effectiveness data may result in suspension or revocation of the marketing license.

•	If regulatory approval of the vaccine candidate is granted, the marketing of that vaccine would be subject to adverse event reporting requirements and a general prohibition against promoting products for unapproved or “off-label” uses.

•	In some foreign countries, we may be subject to official release requirements that require each batch of the vaccine we produce to be officially released by regulatory authorities prior to its distribution by us.

•	We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with cGMP regulations.

Failure to comply with these or other regulatory requirements of the FDA and other applicable foreign regulatory bodies may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	suspension or revocation of the marketing license.

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

Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

•	lack of adequate quality or sufficient prevention benefit, or unacceptable safety during pre-clinical studies or clinical trials;

•	failure to receive necessary regulatory approvals;

•	existence of proprietary rights of third parties; or

•	inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

21

Political or social factors may delay or impair our ability to market our vaccine products.

Products developed to treat diseases caused by or to combat the threat of bioterrorism will be subject to changing political and social environments. The political and social responses to bioterrorism have been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our products to market or limit pricing of our products, which would harm our business.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any patents issued to us or licensed from Genentech, USAMRIID or other parties, or that we may license in the future, if any, will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•	we or any of our current or future licensors will adequately protect trade secrets;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have a material adverse effect on our business.

We cannot be certain that patents issued to us in the future, if any, or patents that we have licensed from Genentech, Kaketsuken and USAMRIID, or that we may license in the future, if any, will be enforceable and afford protection against competitors. In this regard, the U.S. government has the right to use, for or on behalf of the U.S. government, any technologies developed by us under our U.S. government contracts and we cannot prohibit third parties, including our competitors, from using those technologies in providing products and services to the U.S. government. Accordingly, under our license agreement with USAMRIID granting us an exclusive license to commercialize the anthrax vaccine, the U.S. government retains a license for any federal government agency to practice and have practiced USAMRIID’s anthrax-related inventions, by or on behalf of the government, thereby allowing the use of the inventions in support of government contracts with other parties, including our competitors. In addition, we cannot assure you that our operations or technology will not infringe intellectual property rights of others. If we infringe the intellectual property of others, there can be no assurance that we would be able to obtain licenses to use the technology on commercially reasonable terms or at all.

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

Even if Celltrion successfully completes the construction of its South Korean manufacturing facility, we cannot be certain that the facility will pass domestic or foreign regulatory approvals or be able to manufacture mammalian cell culture products in commercial quantities on a cost-effective basis or at all. In addition, as of the date of this report, Celltrion has not secured any agreements under which products would be produced at this facility, and it is uncertain whether there will be sufficient demand for mammalian-cell-culture biomanufacturing to make this facility profitable.

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

Our competitors are developing vaccine candidates for anthrax and smallpox, which could compete with the vaccine candidates we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that:

•	are more effective;

•	have fewer or less severe adverse side effects;

•	are better tolerated;

•	are more adaptable to various modes of dosing;

•	are easier to administer; or

•	are less expensive than the products or product candidates we are developing.

23

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

Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts, as well as universities and public and private research institutions. For instance, Avecia, in collaboration with Baxter Healthcare Corp. and the United Kingdom’s Defense Science and Technology Laboratory, was recently awarded a $71.3 million cost reimbursement plus fixed fee contract by NIAID to make three million doses of an anthrax vaccine for the U.S. government. Many of the organizations competing with us, including Avecia, may have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater marketing capabilities than we do.

Natural disasters, including earthquakes, may damage our facilities.

Our corporate and manufacturing facilities are primarily located in the San Francisco Bay area. In addition to our office and research facilities, through our ownership position in both Celltrion and VCI, we have a significant investment in VCI’s biomanufacturing facilities in South San Francisco, California, which contain sensitive and expensive bioreactor equipment. The San Francisco Bay area is in close proximity to known earthquake fault zones. As a result, our corporate, research and manufacturing facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

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

Our research and development involves the controlled use of hazardous materials, chemicals and viruses. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. Although we believe that our safety procedures for the use, manufacture, storage, handling and disposal of such materials comply with the standards prescribed by federal, state, local and foreign regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines. These damages could exceed our resources and any applicable insurance coverage. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

We may become subject to product liability claims, which could reduce demand for our product candidates or result in damages that exceed our insurance coverage.

We face an inherent risk of exposure to product liability suits in connection with vaccines being tested in human clinical trials or sold commercially. We may become subject to a product liability suit if any vaccine we develop causes injury, or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from our vaccines or products. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine or product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. If a product liability claim is brought against us, the cost of defending the claim would be significant and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability insurance in the amount of $25.0 million for our anthrax program including the supply of three million doses of anthrax vaccine to NIAID, as well as separate product liability coverage in the amount of $25.0 million for our smallpox and AIDSVAX programs. However, we cannot be certain that our current insurance can be maintained, or that additional insurance coverage could be obtained, on acceptable terms, if at all.

Legislation limiting or restricting liability for medical products used to fight bioterrorism is evolving, and we cannot be certain that any such protections will apply to our vaccines or products.

Legislation relating to medical products used to fight bioterrorism is evolving, and may enable the U.S. government to release and use certain medical products prior to such products obtaining FDA or other regulatory approval. According to the terms of one proposed bill, upon a declaration of emergency, the U.S. government may authorize the introduction and use of a qualified medical product prior to such medical product obtaining FDA regulatory approval. Further, such proposed legislation provides that the United States government may elect to purchase and stockpile quantities of vaccines or products prior to receipt of regulatory approval to fight bioterrorism. Legislation limiting or restricting liability for the use of such vaccines is evolving, and we cannot be certain that any such protections will apply to the vaccines or products developed by us. If the legislation does not provide sufficient protection, and we are not able to obtain these protections by contract, we may become subject to product liability suits and other third party claims if vaccines or products developed by us cause injury, or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from such vaccines or products.

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

We lack any sales or marketing history, and as of present do not have plans on developing internally such capability, other than for sales directly to the U.S. government and certain foreign governments. We intend to rely on third parties for the sales and marketing of our products to entities other than the U.S. and foreign governments. Our lack of sales and marketing personnel and distribution relationships may impair our ability to generate revenues.

We license AIDSVAX from Genentech and our license agreement may be terminated under certain circumstances.

From inception through mid-2003, VaxGen was focused on research and development of a vaccine for HIV infection (AIDSVAX), which we licensed from Genentech. This license agreement, as amended effective as of May 1, 2002, permits Genentech to terminate the agreement, or terminate the exclusivity of our license, if we:

•	fail to use due diligence in developing, seeking regulatory approval for, marketing or commercializing products covered by the agreement;

•	fail to file a BLA for AIDSVAX with the FDA prior to May 1, 2006; or

•	breach the license agreement and fail to cure the breach within the time period provided in the agreement.

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

On May 23, 2001, we completed a private placement in which we issued 20,000 shares of our Series A Preferred Stock and warrants, or the Series A Warrants, to purchase common stock for aggregate proceeds of $20.0 million. As of December 31, 2003, there were no shares of Series A Preferred Stock outstanding; however, there remain Series A Warrants to purchase 655,078 shares of common stock outstanding. As of December 31, 2003, only one share of common stock had been issued upon the exercise of Series A Warrants. The terms of the Series A Warrants give the holders a contractual right to require us to redeem all of the common stock issued upon exercise of the Series A Warrants and/or the Series A Warrants at a 20% premium under certain circumstances including:

•	if we breach certain of our obligations under the purchase agreements between us and the holders;

•	if our stock is delisted or not quoted on an approved stock exchange or the Nasdaq National Market or Small Cap Market for five consecutive days; or

•	if we are insolvent or certain actions are taken as part of a bankruptcy proceeding.

26

If any of these circumstances were to occur, our redemption of the common stock issued on exercise of the Series A Warrants, and/or the Series A Warrants, would require the expenditure of a significant amount of cash and, consequently, could harm our business.

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

Other Risks

We are currently involved in litigation concerning the results of our AIDSVAX Phase III clinical trial.

Since the announcement of the results of the North American/European Phase III clinical trial for AIDSVAX, we have been named in several securities class action lawsuits and a shareholder derivative lawsuit relating to how those results were disclosed. We are currently engaged in defending against these class actions, which, if decided against us, could adversely affect our financial position. The derivative action is purportedly being brought on our behalf, but we are subject to certain obligations to indemnify the individual defendants in connection with their defense of the claims asserted against them. Furthermore, these actions are not likely to be resolved in less than a year. The costs incurred in connection with these lawsuits could be significant and may not be covered by our insurance policies. These lawsuits could also result in continued diversion of our time and attention away from business operations, which could harm our business.

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

The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to win future government contracts for anthrax or smallpox vaccines;

•	adverse results or delays in clinical trials;

•	delays in our product development efforts;

•	real or perceived safety issues with any of our vaccine candidates;

•	failure to obtain or maintain required regulatory approvals;

•	delays in completion and/or validation of our manufacturing facilities in South Korea;

•	changes in financial estimates by securities analysts;

•	rumors about our business prospects, product development efforts or clinical trials;

•	if our stock is delisted or not quoted on an approved stock exchange or the Nasdaq National Market or Small Cap Market for five consecutive days; or

27

•	new products or services offered by us or our competitors or announcements relating to product developments by our competitors;

•	issuances of debt or equity securities;

•	sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants; and

•	other events or factors, many of which are beyond our control.

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

Available Information

We maintain a site on the World Wide Web at www.vaxgen.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K or 10-K/A, quarterly reports on Form 10-Q or 10-Q/A, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). A copy of our code of business conduct for directors, officers and employees of the Company and its subsidiaries and code of ethics for chief executive officer and senior financial officers of the Company and its subsidiaries, is available by written request to VaxGen’s Corporate Secretary, 1000 Marina Boulevard, Suite 200, Brisbane California, 94005. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K whether as a result of new information, future events or otherwise, unless we are required to do so by law.

Item 2. Properties.

Our executive offices are located in Brisbane, California, in an office building in which we lease approximately 20,000 square feet. The lease agreement terminates in May 2007, and we have an option to renew for an additional five-year period. We also lease approximately 70,000 square feet of laboratory and manufacturing space in South San Francisco, California under three lease agreements, which terminate in March 2004, April 2006 and October 2008, respectively. We are currently negotiating an extension of the lease agreement scheduled to terminate in March 2004. We have options to renew the leases terminating in 2006 and 2008 for additional five-year periods. We believe that our facilities are sufficient to support our operations for at least the next 18 months.

Item 3. Legal Proceedings.

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased our securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and our future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. We expect that these complaints will eventually be consolidated into a single action. We believe that we have strong defenses and intend to defend these actions vigorously.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action no. CIV 430087, and MacDonald v. Allen, et al., civil action no. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are Company directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former Company directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (the “Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (the “Vulcan Defendants”). The allegations of the consolidated complaint are similar to those contained in the class action, although unlike the class action, in the derivative action the plaintiff purports to seek recovery on behalf of VaxGen, rather than from the Company. Plaintiffs allege as well that the Vulcan Defendants sold shares of our stock while in possession of material non-public information about us. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment, and against the Vulcan Defendants for breach of fiduciary duty and insider trading. The Company Directors and the Vulcan Defendants filed demurrers challenging the demand futility allegations in the consolidated complaint. The Court overruled the defendants’ demurrers and the parties have entered the discovery phase of the litigation. A trial date has been set for March 21, 2005. We intend to take appropriate action to protect the interests of the Company with respect to this action.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Price Range of Common Stock

Our common stock began trading publicly on The Nasdaq National Market on June 30, 1999 under the symbol “VXGN.” The following table lists quarterly information on the intra-day price range of the common stock based on the high and low sale prices for our common stock as reported on The Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

	High	Low
Fiscal 2003:
Fourth Quarter	$14.61	$6.50
Third Quarter	$14.79	$3.50
Second Quarter	$6.31	$2.11
First Quarter	$20.35	$2.70

Fiscal 2002:
Fourth Quarter	$23.25	$8.35
Third Quarter	$10.73	$4.81
Second Quarter	$11.99	$4.96
First Quarter	$12.90	$8.40

As of March 26, 2004, there were 377 holders of record of the common stock and the last reported sale price on The Nasdaq National Market for the common stock was $9.91 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under equity compensation plans required by this item will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders, under the caption “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 6. Selected Financial Data.

This selected financial data should be read in conjunction with our financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. See Note 2 to the consolidated financial statements for discussion of the Company’s consolidation policies.

	Year Ended December 31,

	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Research grant and contract
revenue	$13,606	$1,055	$895	$275	$—
Related party services revenue	692	527	—	—	—

Total revenues	14,298	1,582	895	275	—
Operating expenses:
Research and development	22,407	20,975	16,701	18,513	18,003
General and administrative	22,454	14,373	11,823	17,465	7,479

Loss from operations	(30,563)	(33,766)	(27,629)	(35,703)	(25,482)
Other income (expense), net	3,333	(1,987)	4,991	3,900	2,148

Net loss before minority interest	(27,230)	(35,753)	(22,638)	(31,803)	(23,334)

Minority interest in subsidiary
losses	1,703	—	—	—	—

Net loss	(25,527)	(35,753)	(22,638)	(31,803)	(23,334)

Charges related to redeemable
convertible preferred stock	(3,187)	(14,045)	(1,893)	—	—

Net loss applicable to common
stockholders	$(28,714)	$(49,798)	$(24,531)	$(31,803)	$(23,334)

Basic and diluted loss per share
applicable to common stockholders	$(1.52)	$(3.42)	$(1.73)	$(2.33)	$(2.44)

Weighted average shares
outstanding—basic and diluted	18,916	14,567	14,145	13,636	9,568

31

	At December 31,

	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investment
securities	$28,685	$18,021	$48,410	$48,524	$70,534
Working capital	12,422	7,540	43,471	48,013	68,213
Total assets	58,917	28,037	53,372	56,797	75,225

Warrant valuation obligation	2,935	5,780	1,771	—	—
Minority interest of subsidiary	4,972	—	—	—	—
Long-term obligations	779	606	22	367	89
Redeemable convertible preferred stock	—	1,497	15,254	—	—

Total stockholders’ equity	26,649	10,567	31,381	51,072	71,150

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

VaxGen was incorporated in 1995 to develop and commercialize AIDSVAX, a vaccine designed to prevent infection by HIV. We have completed two large-scale Phase III clinical trials of two formulations for AIDSVAX. Preliminary results of both trials, which were announced in 2003, indicated that there was not a statistically significant reduction of HIV infection within the study population as a whole, which was the primary endpoint of each trial. While we are completing our analysis of the results of both trials with the assistance of the CDC and NIH, we do not plan to continue development of AIDSVAX beyond work funded by the U.S. government and/or philanthropic organizations unless and until new results validate the product opportunity.

Beginning in 2002, we have utilized the expertise and infrastructure developed through the AIDSVAX program to broaden our business and refocus our efforts on the development of biodefense vaccines and large-scale manufacturing operations. We are presently developing a recombinant Protective Antigen anthrax vaccine candidate (rPA102) under contract from NIAID. In collaboration with Kaketsuken we are developing an attenuated live virus smallpox vaccine candidate. We have formed a joint venture to build and operate a mammalian cell culture biomanufacturing facility in South Korea, which is currently under construction, and to provide partial funding for the design and construction of an intermediate scale manufacturing facility in South San Francisco, California. The construction and installation of the equipment related to the South San Francisco facility was substantially completed in June 2003. The validation of the facility in preparation for cGMP manufacturing was completed during the first quarter of 2004. We intend to continue expanding our product portfolio beyond biodefense vaccines as part of our long-term strategy.

Since inception, our research and development expenses have been applied to three product development programs: AIDSVAX B/B and B/E, our HIV vaccine candidates, a program to develop rPA102 for the U.S. government and an attenuated small pox vaccine (Lc16m8). As part of our strategy we have been and will continue to be dependent on contracts from U.S. government agencies. Currently, substantially all of our revenues are obtained from U.S. government contracts.

Anthrax Vaccine

We are developing a recombinant Protective Antigen anthrax vaccine candidate, rPA102, under contracts from NIAID. In September 2002, we were awarded the 2002 Anthrax Contract from NIAID to develop a new anthrax vaccine candidate and to create a feasibility plan to manufacture an emergency stockpile of 25 million doses of the vaccine. The current period of performance of the 2002 Anthrax Contract is from September 30, 2002 through July 31, 2004. Under the 2002 Anthrax Contract, approximately $20.9 million has been awarded to develop the vaccine candidate initially developed by the USAMRIID, which combines the safety benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax Protective Antigen (PA). At December 31, 2003, we had recognized approximately $8.8 million in revenue relating to this first contract. On September 30, 2003, NIAID awarded us a second contract valued at approximately $80.3 million (the “2003 Anthrax Contract”) for the advanced development of our anthrax vaccine candidate, to conduct two large-scale Phase II clinical trials and to manufacture 3 million doses of anthrax vaccine under an IND. The current period of performance for the 2003 Anthrax Contract is from September 30, 2003 through December 31, 2006. At December 31, 2003, we had not recognized any revenue relating to the 2003 Anthrax contract.

As of December 31, 2003, we have incurred direct costs associated with the anthrax vaccine program of approximately $11.5 million, of which approximately $4.0 million has been deferred along with the related revenue until the milestones that are required have been met. We expect to incur additional costs related to this program of approximately $26.1 million during 2004, of which we expect to receive reimbursement for all our direct expenses, coverage for a certain part of our overhead and general and administrative expenses and a fixed fee amount.

Smallpox Vaccine

In December 2002, we announced that we and Kaketsuken entered into an initial agreement that allows us to begin development of Kaketsuken’s attenuated smallpox vaccine, LC16-Kaketsuken, for use in the United States, subject to approval by the FDA. In December 2003, we and Kaketsuken entered into the LC16m8 Agreement, under which we have licensed from Kaketsuken the exclusive commercial rights to use, develop and sell the LC16m8 smallpox vaccine in the United States. The LC16m8 Agreement also provides us with a right of first refusal for the exclusive development and commercialization rights to LC16m8 in Europe and certain rights of negotiation for the co-commercialization of LC16m8 with Kaketsuken in any territory other than the United States, Europe and Asia.

As of December 31, 2003, we have incurred approximately $2.1 million in research and development costs associated with the smallpox vaccine program. To date, costs associated with this program have been for internal labor costs and pre-clinical studies. In 2004, we expect to spend approximately $5.9 million primarily for additional pre-clinical activities and for costs associated with conducting a multi-center Phase I clinical trial.

Manufacturing Joint Venture

In February 2002, we and a group of South Korean investors announced the formation of a joint venture, called Celltrion, to build and operate a manufacturing facility in Incheon, South Korea. Under the terms of the joint venture agreement, Celltrion invested $7.0 million to capitalize a new corporation, VCI, to design and construct the intermediate scale manufacturing facility adjacent to the our research facility in South San Francisco, California. We are responsible for all staffing and operational costs and expenses of the facility, as well as all capital costs in excess of the initial $7.0 million investment by Celltrion. Under the terms of the VCI joint venture agreement, subsequent to the end of each calendar quarter, VCI will issue one share of its common stock to us for every dollar the Company spends in connection with capital expenditures, validation, operation and licensure of the South San Francisco facility. To date, our investment in VCI is approximately $11.4 million. Our consolidated financial statements reflect the consolidated results of VaxGen and VCI, beginning January 1, 2003.

HIV Vaccines: AIDSVAX

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

In the fourth quarter of 2003, we were awarded a grant from NIH, through SAIC-Frederick, Inc, a subsidiary of Science Application International Corp. under contract with the National Cancer Institute, for approximately $3.7 million to complete certain activities related to both Phase III clinical trials. We are negotiating with NIH, through the Foundation of the National Institutes of Health, Inc. to obtain additional funding of approximately $2.1 million, also for the purpose of completing certain activities related to both Phase III clinical trials. We cannot be certain whether or when we will obtain additional funding to continue to develop AIDSVAX or be able to utilize available funding to their fullest extent.

In September 2002, we were awarded a task order of approximately $1.0 million to provide AIDSVAX under a supply contract to develop HIV vaccines for a Phase III clinical trial in Thailand funded by NIAID and conducted by the WRAIR. The majority of the contract award was earned in 2003. There were two government options that, when exercised, would increase the contract award to a total of approximately $3.3 million. In February 2003, NIAID exercised the first option to take delivery of the first two-thirds of the vaccine supply. In April 2003, NIAID exercised its second option for the remaining balance. At December 31, 2003, we had recognized approximately $3.3 million in revenue related to this contract. WRAIR began enrolling volunteers during the fourth quarter of 2003 and will combine our AIDSVAX B/E vaccine with ALVAC, an HIV vaccine candidate being developed by Aventis Pasteur.

For the year ended December 31, 2003, we incurred costs of approximately $5.9 million towards the research and development of AIDSVAX. The most significant research and development costs incurred for the development of AIDSVAX include: the costs to conduct the Phase III clinical trials, the cost of the clinical materials, the costs associated with the laboratory activities required to support the trials, the advanced development of our manufacturing process, the establishment of a regulatory and quality systems group to support the possible licensure of the products, and the costs to refine the manufacturing process of the vaccine.

We cannot reasonably estimate the nature, timing and the ultimate cost of completing product development projects due to the numerous risks and uncertainties associated with developing vaccines, including:

•	intense and changing governmental regulation, both foreign and domestic, and social and political considerations with respect to drug development, particularly bioterrorism and HIV/AIDS research;

•	the fact that the anthrax and smallpox vaccine projects are in the very early stages of development and that we have only limited experience in developing vaccines and products other than AIDSVAX;

•	the uncertainty of future pre-clinical and clinical study results and the uncertainty of the timing of enrolling volunteers in vaccine trials, particularly in large scale clinical vaccine trials enrolling numerous volunteers in multiple cities and in various countries;

•	the possibility of delays in the collection of clinical trial data;

•	the uncertainty related to VCI’s manufacturing facilities

•	various risks related to our reliance on third parties, including Genentech, Celltrion and government entities.

34

See the section titled “Additional Business Risks” for a more detailed discussion of these risks and uncertainties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our operating results and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. While we believe our estimates, judgments, and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made. We believe our estimates have generally been accurate in the past. However, our estimates, particularly estimates of the fair market value of the Common Stock Purchase Warrants issued to Preferred Stock investors, have changed significantly from period to period and we expect that such estimates will continue to fluctuate in future periods.

Application of the following critical accounting policies requires us to exercise judgments and make estimates that affect our financial statements.

Revenue Recognition

We recognize revenue when all of the following conditions have occurred:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The price is fixed and determinable; and

•	Collectibility is reasonably assured.

We adopted the guidance provided by the SEC, which addresses the proper recognition of service revenue based upon output measures. We believe that this is the appropriate treatment of revenues under our contracts with the NIH to develop a new anthrax vaccine and other NIH contracts involving acceptance criteria. Under these arrangements, we defer revenues and direct costs on our balance sheet until we are able to provide objective evidence that we have attained the specified milestones or acceptance criteria established by the NIH. Grant and contract revenue where the Company has continuing involvement is recognized once the milestone is achieved, acceptance criteria are met, or the outcome can be determined with an appropriate degree of certainty. Payments received in advance of being earned are recorded as deferred revenue. Direct costs that are reimbursable pursuant to the contracts are deferred only to the extent of expected revenues.

At December 31, 2003, we had approximately $4.0 million of deferred costs and approximately $12.5 million of deferred revenues related to our two anthrax contracts.

Investments in Celltrion and VCI

We account for our investment in Celltrion using the equity method of accounting. We do not own a majority of the voting stock nor will we be the primary beneficiaries of the joint venture. Since the historical cost of the non-monetary assets that we contributed is zero, there is no investment in Celltrion recorded on our balance sheet. Additionally, because we have no further funding obligation to Celltrion, we will not pick up equity in earnings (loss) of Celltrion until such time that losses previously not recognized have been recovered.

Through the first quarter of 2003, we accounted for our investment in VCI using the equity method of accounting. During the quarter ended June 30, 2003, as a result of our increasing direct ownership interest in the equity of VCI, combined with our primary beneficiary status, we determined that the financial position and results of operations of VCI should be consolidated with our financial statements. Accordingly, the consolidated financial statements as of the year ended December 31, 2003 reflect the consolidated results of VaxGen and VCI, beginning January 1, 2003. As a result of our ongoing investment in VCI, our ownership percentage of VCI increased to approximately 62% as of December 31, 2003. All material intercompany balances and transactions have been eliminated in consolidation.

Valuation of Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. Specific potential indicators of impairment include:

•	a significant decrease in the fair value of an asset;

•	a significant change in the extent or manner in which an asset is used or a significant physical change in an asset;

•	a significant adverse change in legal factors or in the business climate that affects the value of an asset;

•	an adverse action or assessment by the FDA or another regulator; and

•	an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets that have not been previously recorded.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2003, 2002 and 2001

Revenue

	Year Ended December 31,			Annual Percent Change

	2003	2002	2001	2003/2002	2002/2001
		(in thousands)
Research grant and contract
revenue	$13,606	$1,055	$895	1,190%	18%
Related party services
revenue	692	527	—	31%	*

Total revenues	$14,298	$1,582	$895	804%	77%

* Calculation not meaningful

Research grant and contract revenue for the year ended December 31, 2003 primarily consisted of contract revenue with NIAID related to the completion of the first, second, third and fifth milestones in the development of a new anthrax vaccine which amounted to approximately $8.8 million; funds received as reimbursements under a collaborative agreement with BBI Biotech which amounted to approximately $424,000; two SBIR grants that are funded by NIAID which amounted to approximately $1.1 million; and revenue related to WRAIR which amounted to approximately $3.3 million. Related party services revenue for the year ended December 31, 2003 was earned as part of a service agreement with Celltrion and was primarily for technical assistance relating to the design, engineering and construction of the Celltrion manufacturing facility. The revenue for the year ended December 31, 2002 primarily consisted of funds received as reimbursements under a collaborative agreement with BBI Biotech; two SBIR grants that are funded by NIAID; and service agreement revenue of approximately $527,000 earned from the Celltrion joint venture. The revenue for the year ended December 31, 2001 primarily consisted of funds received as reimbursements under a collaborative agreement with BBI Biotech.

Revenue earned in one period is not indicative of revenue to be earned in future periods. We expect research grant and contract revenue to increase in the foreseeable future if we are successful in pursuing our current and anticipated future contracts. We expect related party services revenue to remain at approximately current levels for the foreseeable future.

Research and development expenses

	Year Ended December 31,			Annual Percent Change

	2003	2002	2001	2003/2002	2002/2001
		(in thousands)
Research and development
expenses	$22,407	$20,975	$16,701	7%	26%

Research expenses include costs associated with research and testing of our product candidates prior to reaching the development stage and primarily include the costs of internal personnel, outside contractors and lab supplies. Product development expenses include costs of preclinical development and conducting clinical trials and include costs of internal personnel, drug supply costs, research fees charged by outside contractors and co-development costs. The net increase in research and development expenses from 2002 to 2003 was due primarily to supplies and subcontractor and labor costs relating to the anthrax contracts. These costs were approximately $13.4 million higher for the year ended December 31, 2003 than for the same period in 2002. Personnel costs rose during 2003 by approximately $3.1 million reflecting expenses required to staff a regulatory and quality systems organization as well as the staffing necessary to develop, validate and operate a manufacturing facility. These increased expenses were partially offset by capitalization of personnel and other costs incurred by the Company of approximately $7.0 million for construction and validation of the VCI manufacturing facility, by the deferral of approximately $2.2 million in costs relating primarily to anthrax contract milestones not yet met and by a reduction in clinical trial expenses of approximately $5.9 million due to the completion of the AIDSVAX clinical trials. We expect research and development expenses to increase for the foreseeable future if we are able to advance the product candidates we have under development and if we are able to raise necessary funds to support such programs.

The net increase in research and development expenses from 2001 to 2002 was due primarily to the increase in personnel expenses of approximately $2.6 million, the final closeout expenses payable to our North American and European clinical trial sites and service fees associated with the completion of our two Phase III clinical trials amounting to an increase of approximately $2.3 million offset by a reduction of approximately $1.1 million in fees paid to our licensing partner, Genentech. The increase in personnel cost and service fees included salary and benefits expenses and fees for services required to support our regulatory filings, the advanced development of our manufacturing processes and the monitoring and auditing expenses normally incurred at the end of a Phase III clinical trial.

General and administrative expenses

	Year Ended December 31,			Annual Percent Change

	2003	2002	2001	2003/2002	2002/2001
		(in thousands)

General and administrative
expenses	$22,454	$14,373	$11,823	56%	22%

General and administrative expenses consist primarily of compensation, occupancy costs, including depreciation expense, and other general corporate expenses. Of the $8.1 million increase from 2002 to 2003, approximately $3.7 million was due to the costs relating to the start-up and validation of the South San Francisco, California manufacturing facility. Personnel costs increased by approximately $2.1 million. Approximately half of the increase in personnel costs was due to increased headcount and the remainder was primarily due to expenses relating to the severance benefits payable to four executive officers who terminated their employment with the Company during the first quarter of 2004. The benefits payable to the four officers was recorded as expense in 2003 because the Company’s Board of Directors authorized the terminations of the four officers late in 2003 and the amounts became payable in accordance with existing employment contracts. Accounting, legal and other professional services fees increased by approximately $1.2 million. This increase was primarily due to higher fees for audit and legal services relating to the annual audit, quarterly reviews and the restatement of prior period financial statements. The remaining net increase of approximately $1.1 million was due principally to increases in occupancy and insurance costs.

The $2.6 million increase from 2001 to 2002 was primarily due to higher spending for occupancy, personnel and insurance costs. During the third quarter of 2002, we entered into a sublease agreement to occupy an additional 49,000 square feet of space to establish a manufacturing facility and the laboratory facilities needed to support a manufacturing operation. Personnel costs increased due to the hiring of additional personnel required to support our expanding operations. In addition, insurance premium costs, mainly in the product liability and directors’ and officers’ liability programs, increased due to market conditions in the insurance industry.

We expect general and administrative expenses will be maintained at similar levels but will be adjusted according to the level of our research and development activity and planned operations.

Other income (expense), net

	Year Ended December 31,			Annual Percent Change

	2003	2002	2001	2003/2002	2002/2001
		(in thousands)

Other income (expense),
net	$3,333	$(1,987)	$4,991	268%	(140%)

The net changes in other income (expense), net, are primarily due to the effect of mark-to-market adjustments relating to the valuation of warrants issued in our 2001 Series A Redeemable Convertible Preferred Stock financing. Also, there was a decrease in investment income in 2003 and 2002 primarily attributable to the effect of lower average balances throughout the year of cash, cash equivalents and investment securities, along with lower interest yields.

Minority interest in subsidiary losses

	Year Ended December 31,			Annual Percent Change

	2003	2002	2001	2003/2002	2002/2001
		(in thousands)
Minority interest in
subsidiary losses	$1,703	$—	$—	*	*

* Calculation not meaningful

Minority interest in subsidiary losses for the year ended December 31, 2003 reflected Celltrion’s share of the net loss of VCI during that period. During the quarter ended June 30, 2003, we determined that the financial position and results of operations of VCI should be consolidated with the financial statements of the Company. Accordingly, the consolidated financial statements for the year ended December 31, 2003 reflect the consolidated results of VaxGen and VCI, beginning January 1, 2003. Prior to 2003, VCI was accounted for using the equity method of accounting.

Charges Related to Redeemable Convertible Preferred Stock

	Year Ended December 31,			Annual Percent Change

	2003	2002	2001	2003/2002	2002/2001
		(in thousands)
Charges Related to
Redeemable Convertible
Preferred Stock	$3,187	$14,045	$1,893	(77%)	642%

Charges related to redeemable convertible preferred stock for the year ended December 31, 2003 included $109,000 relating to preferred stock dividends ($18,000 of which was paid in cash and the remainder was non-cash charges), $331,000 relating to the accretion of the redemption value of the preferred stock and $2.7 million recorded as beneficial conversion charges. Charges related to redeemable convertible preferred stock for the year ended December 31, 2002 included $1.1 million relating to preferred stock dividends, $3.2 million relating to the accretion of the redemption value of the preferred stock and $9.8 million recorded as beneficial conversion charges. Charges related to redeemable convertible preferred stock for the year ended December 31, 2001 included $740,000 relating to preferred stock dividends, $1.0 million relating to the accretion of the redemption value of the preferred stock and $143,000 recorded as beneficial conversion charges.

LIQUIDITY AND CAPITAL RESOURCES

	2003	2002	2001
As of December 31:		(in thousands)
Cash, cash equivalents and
investment securities	$28,685	$18,021	$48,410
Working capital	12,422	7,540	43,471

Year Ended December 31:
Cash provided by (used in):
Operating activities	(19,878)	(29,040)	(19,989)
Investing activities	(11,047)	25,092	2,345
Financing activities	39,697	898	19,717
Capital expenditures
(included in investing activities above)	(1,826)	(1,323)	(676)

Our primary financing requirements are for (i) capital equipment expenditures related to the manufacturing facility in South San Francisco, California; (ii) funding our day-to-day working capital requirements; and (iii) research and development costs.

Cash, cash equivalents and investment securities were approximately $28.7 million and our working capital position was approximately $12.4 million at December 31, 2003. We have financed our operations since inception primarily through capital provided by Genentech, sales of our common stock, an issuance of redeemable convertible preferred stock, research grant and contract revenues and related party services revenues. Genentech has no obligation to provide us future funding.

We believe that our existing cash and cash equivalents and investment securities, together with the funds from our existing government contracts and grants, and investment income, will enable us to meet our forecasted expenditures through the first quarter of 2005. However, we may need to raise additional funds to support our product development programs, other business opportunities and our general operations. Our future capital requirements are also dependent on several other factors, including:

•	the progress of other internal research and development projects;

•	the timing and ability to negotiate government contracts or grants, particularly our ability to win contracts to continue developing or sell our vaccine candidates;

•	the ability to attract and negotiate business development opportunities;

•	the timing of collection of accounts receivable from our government contracts and grants; and

•	the timing of revenue from our vaccine candidates.

We cannot assure you that we will be able to raise funds when needed, or that such funds will be available on satisfactory terms. If we are unable to raise additional capital, we will have to curtail or cease operations. We will restrict additional planned activities and operations, as necessary, to sustain operations and conserve cash resources.

In 2003, we raised aggregate net proceeds of approximately $38.2 million through sales of common stock, including net proceeds of approximately $5.0 million through the sale of 1,742,160 shares of common stock to a single institutional investor in May 2003 at $2.87 per share, net proceeds of approximately $6.7 million through the sale of 1,591,307 shares of common stock to a single institutional investor in June 2003 at $4.3989 per share and net proceeds of approximately $26.5 million through the sale of 4,100,000 shares of common stock to several institutional investors in December 2003 at $7.00 per share. In addition, on May 23, 2001, we completed a preferred stock financing through which four investors paid us an aggregate of approximately $20.0 million in consideration for 20,000 shares of our Series A Redeemable Convertible Preferred Stock at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $23.2185 per share. At September 30, 2003 all 20,000 shares of Series A Redeemable Convertible Preferred Stock had been converted to common stock. Expenses relating to the transaction were approximately $1.7 million, resulting in net proceeds to us of approximately $18.3 million. The proceeds from the Series A Redeemable Convertible Preferred Stock financing were used to prepare our HIV vaccine candidate for commercial-scale manufacturing as well as for the development of new adjuvants and for general corporate purposes.

In connection with the Series A Redeemable Convertible Preferred Stock financing, we initially issued warrants for the purchase of 297,177 shares of our common stock to our preferred stock investors. The warrants, which expire on May 23, 2006, originally had an exercise price of $25.2375 per share; however effective as of December 9, 2003, the exercise price was automatically adjusted to $11.449 per share and the number of shares currently issuable on exercise of the warrants increased to 655,078, in accordance to the terms of the warrants.

In February 2002, we and a group of South Korean investors formed Celltrion, which intends to raise up to approximately $122.0 million, consisting of up to approximately $92.0 million in cash and an in-kind investment of mammalian cell culture technology and know-how valued at $30.0 million, to build and operate a manufacturing facility in Incheon, South Korea. The joint venture also funded a capital contribution of $7.0 million towards construction of a smaller manufacturing facility in South San Francisco, California. Both facilities have been designed for commercial manufacture of biopharmaceutical products, our anthrax vaccine candidate, or other products for third parties made through mammalian-cell fermentation.

As part of our investment in the joint venture, we provided mammalian cell culture technology and biologics production expertise. We currently are Celltrion’s largest stockholder. Although we have no further funding obligation to Celltrion, we are responsible for any additional capital equipment costs in excess of $7.0 million and certain costs related to capital expenditures, validation, operation and licensure of VCI’s manufacturing facility in South San Francisco, California. The South Korean investors will provide the funding necessary to design and construct both facilities and to validate and operate the Incheon facility. After all planned rounds of financing are completed, our fully diluted ownership of Celltrion will be approximately 44%. As of December 31, 2003, the South Korean investors had contributed to Celltrion approximately $45.7 million of the $52.0 million in cash required under the joint venture agreement between us and Celltrion, and secured a $40.0 million loan with a Korean bank. As a result, we currently have approximately a 47.8% interest in the joint venture.

Net cash used in operating activities for the year ended December 31, 2003 was approximately $19.9 million, primarily representing expenditures for research and development costs and general and administrative expenses in excess of revenues from grants and contracts, as compared to approximately $29.0 million for the year ended December 31, 2002. As part of our strategy, we have been and will continue to be dependent on contracts from U.S. government agencies. Currently, substantially all of our revenues are obtained from U.S. government contracts.

The increase in equipment and leasehold improvements in 2003 and 2002 has been primarily due to the development of our research and development laboratories, our manufacturing facility and the establishment of office facilities.

Our financing activities, primarily consisting of the sale of common stock, provided cash of $39.7 million for the year ended December 31, 2003 compared to $898,000 for the year ended December 31, 2002.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	2004	2005-06	2007-08	2009 and beyond
	(in thousands)
Operating Lease Obligations (1)	$11,273	$2,786	$5,380	$3,107	$—

Purchase Obligations (2)	525	325	50	20	130

Total Contractual Obligations	$11,798	$3,111	$5,430	$3,127	$130

(1) Operating lease obligations include office and laboratory facilities under non-cancelable operating leases. We are currently in negotiations to extend the term of certain leases. We expect that our future operating lease obligations will increase substantially as a result of extending the terms of these leases.

(2) Purchase obligations include service agreements, contracts relating to manufacturing and research operations and license agreements.

We anticipate our contractual obligations will increase significantly if we are successful in obtaining additional contracts for the SNS or other projects.

Off-Balance Sheet Arrangements

As of December 31, 2003 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our operations or cash flows are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and to foreign currency exchange rates. Our exposure to market rate changes is related primarily to debt securities included in our investment portfolio. We do not have any derivative financial instruments.

By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value.

At December 31, 2003, we held government debt instruments and corporate obligations in the principal amount of $15.5 million. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2003, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

For the year ended December 31, 2003, we have incurred $2,000 in foreign exchange losses. We do not have significant foreign currency balance sheet exposure as of December 31, 2003 and we do not anticipate that foreign currency transactions will result in a significant impact on our future operations or cash flows.

Item 8. Financial statements and supplementary data.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
VaxGen, Inc.:

We have audited the accompanying consolidated balance sheets of VaxGen, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VaxGen, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ KPMG LLP

San Francisco, California
March 8, 2004

VaxGen, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (in thousands) ASSETS

	December 31, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$13,221	$4,449
Investment securities	15,464	13,572
Accounts receivable, net of allowance for doubtful accounts of $0 as of
December 31, 2003 and $487 as of December 31, 2002	4,441	1,302
Unbilled accounts receivable—related party	528	440
Deferred costs	4,061	1,379
Prepaid expenses and other current assets	1,224	1,765

Total current assets	38,939	22,907

Property and equipment, net	18,503	3,309
Restricted cash	1,092	1,033
Investment in affiliate	—	268
Employee loans receivable	40	135
Other assets	343	385

Total assets	$58,917	$28,037

See accompanying notes to consolidated financial statements. 44

VaxGen, Inc. and Subsidiary CONSOLIDATED BALANCE SHEETS (in thousands, except share data) LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2003	December 31, 2002
Current liabilities:
Payable to Genentech	$125	$1,900
Accounts payable	4,980	595
Accrued clinical trial expenses	331	2,455
Accrued liabilities	3,702	3,705
Deferred revenues	14,378	917
Deferred rent — current	62	—
Warrant valuation obligation	2,935	5,780
Current portion of lease obligations	4	15

Total current liabilities	26,517	15,367

Minority interest of subsidiary	4,972	—
Deferred rent	495	606
Other long-term obligations	284	—
Redeemable convertible preferred stock, $0.01 par value, 20,500 shares authorized:
Series A 6% cumulative, $0.01 par value, zero and 3,800 shares issued and outstanding at December 31, 2003 and December 31, 2002,
respectively (liquidation preference of $0 and $3,800 at December 31,
2003 and December 31, 2002, respectively)	—	1,497

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued
or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 25,032,243 and
15,777,064 shares issued and outstanding at December 31, 2003 and
December 31, 2002, respectively	250	157
Additional paid in capital	198,909	154,007
Deferred stock compensation	(5)	(94)
Accumulated other comprehensive income—unrealized gain on investment
securities	10	298
Accumulated deficit	(172,515)	(143,801)

Total stockholders’ equity	26,649	10,567

Total liabilities and stockholders’ equity	$58,917	$28,037

See accompanying notes to consolidated financial statements. 45

VaxGen, Inc. and Subsidiary CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share data)

	Year Ended December 31,

	2003	2002	2001
Revenue:
Research grant and contract revenue	$13,606	$1,055	$895
Related party services revenue	692	527	—

Total revenues	14,298	1,582	895
Operating expenses:
Research and development:
Genentech charges	413	1,313	2,422
Other	21,994	19,662	14,279

Total research and development	22,407	20,975	16,701
General and administrative expenses	22,454	14,373	11,823

Loss from operations	(30,563)	(33,766)	(27,629)

Other income (expense):
Investment income, net	497	2,037	3,274
Interest expense	(9)	(4)	(19)
Equity in loss of affiliate	—	(11)	—
Warrant valuation adjustment	2,845	(4,009)	1,736

Total other income (expense), net	3,333	(1,987)	4,991

Net loss before minority interest	(27,230)	(35,753)	(22,638)
Minority interest in subsidiary losses	1,703	—	—

Net loss	(25,527)	(35,753)	(22,638)
Charges related to redeemable convertible preferred stock:
Dividends	(109)	(1,090)	(740)
Accretion to redemption value	(331)	(3,155)	(1,010)
Beneficial conversion charges	(2,747)	(9,800)	(143)

Net loss applicable to common stockholders	$(28,714)	$(49,798)	$(24,531)

Basic and diluted loss per share applicable to common
stockholders	$(1.52)	$(3.42)	$(1.73)

Weighted average shares used in computing basic and
diluted loss per share	18,916	14,567	14,145

See accompanying notes to consolidated financial statements. 46

VaxGen, Inc. and Subsidiary CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(25,527)	$(35,753)	$(22,638)
Adjustments to reconcile net loss to net cash used
in operating activities:
Minority interest in subsidiary losses	(1,703)	—	—
Depreciation and amortization	1,227	1,001	891
Amortization of premiums and discounts on
investment securities	(152)	66	(301)
Stock compensation expense	708	730	1,267
Note receivable allowance	(487)	—	487
Warrants issued to consultants	(12)	135	228
Non-cash warrant valuation adjustments	(2,845)	4,009	(1,736)
Equity in loss of affiliate	—	11	—
Changes in assets and liabilities:
Accounts receivable	(2,740)	(1,304)	2,183
Deferred costs	(2,682)	(1,379)	—
Prepaid expenses and other current assets	553	(436)	(15)
Restricted cash	(59)	(1,033)	—
Employee loans receivable	95	(80)	—
Other assets	42	(241)	25
Payable to Genentech	(1,775)	(350)	179
Deferred revenues	13,461	917	—
Deferred rent	(49)	606	—
Accounts payable, accrued liabilities and other
long-term obligations	2,067	4,061	(559)

Net cash used in operating activities	(19,878)	(29,040)	(19,989)

Cash flows from investing activities:
Purchase of investment securities	(19,069)	(15,767)	(25,060)
Proceeds from sale and maturities of investment
securities	17,037	42,461	28,081
Purchase of property and equipment	(1,826)	(1,323)	(676)
Investment in affiliate	—	(279)	—
Acquisition of interest in affiliate, net of cash
acquired	(7,189)	—	—

Net cash provided by (used in) investing activities .	$(11,047)	$25,092	$2,345

See accompanying notes to consolidated financial statements. 47

VaxGen, Inc. and Subsidiary CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands)

	Year Ended December 31

	2003	2002	2001
Cash flows from financing activities:
Proceeds from issuance of preferred stock	$—	$—	$18,342
Payments under capital lease obligations	(11)	(38)	(33)
Proceeds from issuance of common stock, net of
issuance costs of $2,477	38,224	—	—
Return of capital on redeemable convertible
preferred stock	—	(300)	—
Exercise of employee stock options	927	962	1,306
Employee stock purchase plan	575	274	102
Cash payment of dividends	(18)	—	—

Net cash provided by financing activities	39,697	898	19,717

Increase (decrease) in cash and cash equivalents	8,772	(3,050)	2,073
Cash and cash equivalents at beginning of year	4,449	7,499	5,426

Cash and cash equivalents at end of year	$13,221	$4,449	$7,499

Supplemental schedule of non-cash activities:
Dividends paid to redeemable convertible preferred
stockholders through the issuance of common stock	$91	$1,090	$740
Accretion of redemption value of redeemable
convertible preferred stock	331	3,155	1,010
Recognition of beneficial conversion feature of
redeemable convertible preferred stock	2,747	9,800	143
Recognition of fair value of common stock warrants
issued with redeemable convertible preferred stock	—	—	3,507
Conversion of redeemable convertible preferred
stock into common stock	3,800	16,200	—
Reclassification of unaccreted portion of financing
costs from preferred stock to equity upon
conversion	122	849	—
Note receivable partially settled by severance
obligation	—	—	406
Asset retirement obligation	249	—	—
See accompanying notes to consolidated financial statements. 48

VaxGen, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31,
2000	14,045,656	$140	$121,717	$(1,667)	$354	$(69,472)	$51,072
Exercise of stock
options and warrants	149,214	2	1,304	—	—	—	1,306
Contingent beneficial
conversion feature of
redeemable
convertible preferred
stock	—	—	734	—	—	—	734
Amortization of
beneficial conversion
feature of redeemable
convertible preferred
stock	—	—	—	—	—	(143)	(143)
Accretion of redemption
value of redeemable
convertible preferred
stock	—	—	—	—	—	(1,010)	(1,010)
Issuance of common stock
as a dividend payment
related to redeemable
convertible preferred
stock	65,253	1	739	—	—	(740)	—
Issuance of common stock
in connection with
401(k) matching
contribution	12,127	—	206	—	—	—	206
Issuance of common stock
for Employee Stock
Purchase Plan	9,975	—	102	—	—	—	102
Issuance of common stock
in connection with
employee’s separation
agreement	18,375	—	347	—	—	—	347
Warrants issued to
consultants	—	—	228	—	—	—	228
Deferred compensation on
stock options, net	—	—	(497)	497	—	—	—
Compensation expense
from stock options	—	—	—	654	—	—	654
Comprehensive loss:
Net loss	—	—	—	—	—	(22,638)	(22,638)
Net unrealized gain on
investment securities	—	—	—	—	523	—	523

Total comprehensive loss	—	—	—	—	—	—	(22,115)

Balance at December 31,
2001	14,300,600	$143	$124,880	$(516)	$877	$(94,003)	$31,381
See accompanying notes to consolidated financial statements. 49

VaxGen, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Continued) (in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Exercise of stock
options and warrants	104,401	$1	$961	$—	$—	$—	$962
Conversion of preferred
stock to common stock	1,172,436	12	16,559	—	—	(371)	16,200
Reclassification of
unaccreted portion of
financing costs from
preferred stock to
equity upon conversion	—	—	(849)	—	—	(1,397)	(2,246)
Contingent beneficial
conversion feature of
redeemable
convertible preferred
stock	—	—	11,061	—	—	—	11,061
Amortization of
beneficial conversion
feature of redeemable
convertible preferred
stock	—	—	—	—	—	(511)	(511)
Recognition of
unamortized
beneficial conversion
feature of redeemable
convertible preferred
stock upon conversion	—	—	—	—	—	(9,289)	(9,289)
Accretion of redemption
value of redeemable
convertible preferred
stock	—	—	—	—	—	(1,758)	(1,758)
Issuance of common stock
as a dividend payment
related to redeemable
convertible preferred
stock related to
conversion of
preferred stock	114,300	1	718	—	—	(719)	—
Issuance of common stock
in connection with
401(k) matching
contribution	36,002	—	297	—	—	—	297
Issuance of common stock
for Employee Stock
Purchase Plan	49,325	—	274	—	—	—	274
Warrants issued to
consultants	—	—	135	—	—	—	135
Deferred compensation on
stock options, net	—	—	(29)	29	—	—	—
Compensation expense
from stock options	—	—	—	393	—	—	393
Comprehensive loss:
Net loss	—	—	—	—	—	(35,753)	(35,753)
Net unrealized loss on
investment securities	—	—	—	—	(579)	—	(579)

Total comprehensive loss	—	—	—	—	—	—	(36,332)

Balance at December 31,
2002	15,777,064	$157	$154,007	$(94)	$298	$(143,801)	$10,567

See accompanying notes to consolidated financial statements. 50

VaxGen, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Continued) (in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Exercise of stock options	97,589	$1	$926	$—	$—	$—	$927
Cashless exercise of
warrants	22,695	—	—	—	—	—	—
Conversion of preferred
stock to common stock	1,324,042	13	3,787	—	—	—	3,800
Reclassification of
unaccreted portion of
financing costs and
fair value of
warrants from
preferred stock to
equity upon conversion	—	—	(122)	—	—	(162)	(284)
Contingent beneficial
conversion feature of
redeemable
convertible preferred
stock	—	—	893	—	—	—	893
Amortization of
beneficial conversion
feature of redeemable
convertible preferred
stock	—	—	—	—	—	(472)	(472)
Recognition of
unamortized
beneficial conversion
feature of redeemable
convertible preferred
stock upon conversion	—	—	—	—	—	(2,275)	(2,275)
Accretion of redemption
value of redeemable
convertible preferred
stock	—	—	—	—	—	(169)	(169)
Dividend payment
associated with
redeemable
convertible preferred
stock	—	—	—	—	—	(18)	(18)
Issuance of common stock
as a dividend payment
related to redeemable
convertible preferred
stock related to
conversion of
preferred stock	31,561	—	91	—	—	(91)	—
Issuance of common stock
in connection with
401(k) matching
contribution	72,752	1	422	—	—	—	423
Issuance of common stock
for Employee Stock
Purchase Plan	270,323	3	572	—	—	—	575
Adjustment to valuation
of warrants issued to
consultants	—	—	(12)	—	—	—	(12)
Issuance of common stock
to consultant	2,750	—	55	—	—	—	55
Compensation expense
from stock options	—	—	—	89	—	—	89
See accompanying notes to consolidated financial statements. 51

VaxGen, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Continued) (in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Modification to employee
stock options in
connection with
employees’ separation
agreements	—	$—	$141	$—	$—	$—	$141
Sale of shares in
private placement in
May 2003	1,742,160	18	4,982	—	—	—	5,000
Sale of shares in
private placement in
June 2003, net of
issuance costs
of $316	1,591,307	16	6,669	—	—	—	6,685
Sale of shares in
registered direct offering
in December 2003, net
of issuance
costs of $2,161	4,100,000	41	26,498	—	—	—	26,539
Comprehensive loss:
Net loss	—	—	—	—	—	(25,527)	(25,527)
Net unrealized loss on
investment securities	—	—	—	—	(288)	—	(288)

Total comprehensive loss	—	—	—	—	—	—	(25,815)

Balance at December 31,
2003	25,032,243	$250	$198,909	$(5)	$10	$(172,515)	$26,649

See accompanying notes to consolidated financial statements. 52

VAXGEN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

      Nature of Business Activities

VaxGen, Inc. (“VaxGen”, “we”, “us”, or “the Company”) is a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. The Company’s current business strategy focuses on the development and commercialization of biologic products to counter potential bioterrorism threats, specifically vaccines for the long-term prevention of anthrax, smallpox and plague as well as a monoclonal antibody for the treatment and short-term prevention of anthrax disease.

VaxGen was incorporated on November 27, 1995 and was originally formed to develop a vaccine (AIDSVAX®) intended to prevent HIV. In 2002, the Company broadened its product development portfolio to also include bio-defense vaccines. From inception through September 30, 2003, VaxGen was a development stage enterprise and its financial statements during that period were prepared in conformity with generally accepted accounting principals governing development stage enterprises.

The Company’s activities involve inherent risks. These risks include, but are not limited to, the possibility that internal controls are not or will not be adequate to ensure timely and reliable financial information, the risk that the Company may not be able to raise additional capital, the risk that the Company may fail to obtain future contracts to supply the Strategic National Stockpiles of anthrax and smallpox vaccines to the U.S. government, and the risk that the Company may be unable to commercialize its vaccine product candidates.

The Company’s sole source of revenue is the United States Government, principally the National Institutes of Health (“NIH”) and related entities.

2. Summary of Significant Accounting Policies

      Cash Equivalents

All short-term investments with an original maturity at date of purchase of three months or less are considered to be cash equivalents. Cash equivalents consisting of commercial paper, repurchase agreements, and money market instruments amounted to $11.7 million and $4.3 million at December 31, 2003 and 2002, respectively. We maintain our cash equivalents at one financial institution. Our balances are in excess of federal depository insurance limitations.

      Restricted Cash

At December 31, 2003 and 2002, the Company had restricted cash of $1.1 million and $1.0 million, respectively, as compensating balances to support outstanding letters of credit. The letters of credit, which are renewed annually, relate to the Company’s facilities leases and utility services.

      Investment Securities

Investment securities are classified as available-for-sale and carried at market value with unrealized gains and losses excluded from the consolidated statement of operations and reported as other comprehensive income (loss). Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income.

      Property and Equipment

Property and equipment are stated at cost. Equipment, consisting of laboratory equipment, computers and other office equipment, is depreciated using the straight-line method over the assets’ estimated useful lives of five to six years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease.

Construction in progress primarily represents costs incurred for the design, construction and validation of our manufacturing facility in South San Francisco, California. No depreciation is recognized for construction in progress until the related assets are operational. At December 31, 2003, the South San Francisco manufacturing facility was not yet operational and therefore, no depreciation had been recognized for that facility.

Significant additions and improvements are capitalized, while repairs and maintenance costs are charged to expenses as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed.

      Revenue Recognition

The Company’s revenue recognition policy is as follows:

The Company recognizes revenue when all of the following conditions have occurred:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The price is fixed and determinable; and

•	Collectibility is reasonably assured.

VaxGen adopted the guidance provided by the SEC, which addresses the proper recognition of service revenue based upon output measures. The Company believes that this is the appropriate treatment of revenues under our contracts with the NIH to develop a new anthrax vaccine and other NIH contracts involving acceptance criteria. Under these arrangements, the Company defers revenues and direct costs on its balance sheet until it can provide objective evidence that the specified milestones or acceptance criteria established by the NIH have been attained. Grant and contract revenue where the Company has continuing involvement is recognized once the milestone is achieved, acceptance criteria are met, or the outcome can be determined with an appropriate degree of certainty. Payments received in advance of being earned are recorded as deferred revenue. Direct costs that are reimbursable pursuant to the contracts are deferred only to the extent of expected revenues.

      Deferred Costs

Direct costs associated with milestone or approval-based grant revenue activities and incurred prior to the completion of the related milestone(s) are recorded as deferred costs. Deferred costs are recognized at which time the related milestone is achieved or approval is obtained.

Deferred costs at December 31, 2003 totaled $4.1 million and consisted of labor costs of $812,000 and third party and reimbursable costs of $ 3.2 million. Of the total deferred cost of $4.1 million, $4.0 million was attributable to the Company’s anthrax contracts. Deferred costs at December 31, 2002 totaled $1.4 million and consisted of labor costs of $83,000 and third party and reimbursable costs of $1.3 million. Of the total deferred cost of $1.4 million at December 31, 2002, $778,000 was attributable to the Company’s anthrax contracts.

      Research and Development Costs

Research and development costs are charged to expense as incurred or, in the case of costs associated with grant or contract revenue, are deferred until related revenue is recognized. Research and certain clinical trial activities are conducted by various third parties, including contract research organizations, which provide contractually defined administration and management services. The Company recognizes expense for these contracted activities as they are incurred.

      Income Taxes

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized.

      Fair Value of Financial Instruments

The Company has financial instruments other than cash, cash equivalents and investment securities, consisting of accounts receivable, accounts payable, and a payable to Genentech. The fair value of these financial instruments approximates their carrying amount due to their short-term nature.

In connection with the Series A Redeemable Convertible Preferred Stock financing that closed in 2001, the Company issued Common Stock Purchase Warrants. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company. The fair market value of the warrants is re-measured quarterly and is classified as a current liability.

      Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123", which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

	Year ended December 31,

	2003	2002	2001
	(in thousands, except per share data)

Net loss applicable to common stockholders	$(28,714)	$(49,798)	$(24,531)
Add: Stock-based employee compensation expense
included in reported net loss, net of related tax
effects	230	595	1,039

Less: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(7,576)	(6,332)	(5,641)

Net loss applicable to common stockholders — pro forma	$(36,060)	$(55,535)	$(29,133)

Loss per share applicable to common stockholders —
basic and diluted, as reported	$(1.52)	$(3.42)	$(1.73)

Loss per share applicable to common stockholders —
basic and diluted, pro forma	$(1.91)	$(3.81)	$(2.06)

55

      Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income (loss). For the Company, these include unrealized gains or losses on available-for-sale securities.

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

Potentially dilutive securities include:

	December 31,

	2003	2002	2001
Options to purchase common stock	3,864,247	3,196,130	2,213,252
Warrants to purchase common stock	1,021,250	950,261	717,265
Redeemable convertible preferred stock	—	268,875	861,383

Total	4,885,497	4,415,266	3,791,900

      Principles of Consolidation

The consolidated financial statements for fiscal year 2003 include the accounts of VaxGen and its subsidiary, VaxGen-Celltrion, Inc. (“VCI”), (see Note 7). Prior to the second quarter of 2003, the Company accounted for its investment in VCI using the equity method of accounting. During the second quarter of 2003, the Company, as a result of its increasing direct ownership interest in the equity of VCI, combined with its primary beneficiary status, determined that the financial position and results of operations of VCI are required to be consolidated with the financial statements of the Company. Accordingly, the consolidated financial statements as of and for the year ended December 31, 2003 reflect the consolidated results of VaxGen and VCI, effective from January 1, 2003.

VaxGen owns less than 100% of VCI; therefore, VaxGen records minority interest in the consolidated financial statements to account for the ownership interest of the minority owner. All material intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis we evaluate our estimates, which include, among others, those related to property and equipment, warrant valutaion obligation, clinical trial expense accruals, asset retirement obligations, income taxes and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

      Impairment of Long-Lived Assets

The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” Additionally, SFAS No. 144 established more restrictive criteria to classify an asset (group) as “held for sale.” The adoption of SFAS No. 144 did not have a material impact on the Company’s financial results.

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

      Accounting  for Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.

All of the Company’s existing asset retirement obligations are associated with commitments to return property subject to operating leases to the original condition upon lease termination. As of the date of adoption, the Company recorded a $249,000 long-term asset retirement liability and a corresponding increase in leasehold improvements. This amount represented the net present value of the expected future cash flows associated with returning certain of the Company’s leased properties to original condition as of the date of adoption. If the provisions of SFAS No. 143 had been applied retroactively, the pro-forma long-term asset retirement obligation at December 31, 2002 would have been $260,000 and the effect upon the net loss for the year ended December 31, 2002 would have been immaterial.

As of December 31, 2003, no additional asset retirement obligations had been identified. The net present value of the expected future cash flows referenced above was $284,000 and is included in “Other long-term obligations” in the accompanying consolidated balance sheet as of December 31, 2003. The Company’s accretion expense related to the obligation was $35,000 for the year ended December 31, 2003 and was recorded as rent expense in “General and administrative expenses.”

      New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 on January 1, 2003 did not have an effect on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have an effect on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any guarantees nor does it provide any guarantees for others. The adoption of FIN 45 did not have an effect on its financial condition or results of operations.

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

In May 2003, the FASB released SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how companies classify and measure certain financial instruments. SFAS No. 150 requires that companies classify financial instruments that fall within the scope of the statement as liabilities. The Company adopted SFAS No. 150 in the third quarter of 2003. As all of the Company’s redeemable convertible preferred stock was converted to common stock prior to September 30, 2003, the adoption of SFAS No. 150 did not have an effect on the Company’s financial condition or results of operations.

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), replacing Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”), which was issued in January 2003. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim periods beginning after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company’s subsidiary, VCI, is a variable interest entity as defined in FIN46R. During the quarter ended June 30, 2003, the Company, as a result of its increasing direct ownership interest in the equity of VCI, combined with its primary beneficiary status, determined that the financial position and results of operations of VCI were required to be consolidated with the financial statements of the Company. Accordingly, since June 30, 2003 the Company’s financial statements have reflected the consolidated results of VaxGen and VCI. Therefore, the adoption of FIN46R, subsequent to June 30, 2003, will not have an effect upon the Company’s financial condition or results of operations.

3. Investment Securities

The following summarizes the Company’s available for sale investment securities at December 31 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
2003:
Government obligations	$13,561	$10	$—	$13,571
Corporate obligations	1,893	—	—	1,893

	$15,454	$10	$—	$15,464

2002:
Government obligations	$7,059	$170	$—	$7,229
Corporate obligations	6,215	128	—	6,343

	$13,274	$298	$—	$13,572

Amortized cost and market value of investment securities at December 31, 2003 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities	Cost	Value
	(in thousands)
Due in 1 year or less	$4,056	$4,057
Due between 1 year to 3 years	11,398	11,407

	$15,454	$15,464

Investment income, net, for 2003, 2002 and 2001 includes interest income and amortization and accretion of discounts and premiums of $416,000, $1.6 million and $2.8 million, respectively, as well as realized gains and losses. Gross realized gains of $129,000, $517,000 and $453,000 were realized upon the sale of investments for 2003, 2002 and 2001, respectively. Gross realized losses of $48,000, $115,000 and $11,000 were realized upon the sale of investments for 2003, 2002 and 2001, respectively. The unrealized (losses) gains included in other comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 were ($288,000), ($579,000), and $523,000, respectively.

4. Property and Equipment

The following is a summary of property and equipment as of December 31 (in thousands):

	2003	2002
Furniture and equipment	$10,501	$4,028
Construction in progress	9,923	—
Leasehold improvements	2,520	2,495

	22,944	6,523
Less accumulated depreciation and amortization	4,441	3,214

	$18,503	$3,309

Depreciation expense, including amortization of capitalized leases, was $1.2 million, $1.0 million, and $891,000 for 2003, 2002 and 2001, respectively.

5. Relationship with Genentech

The Company was founded in 1995 to develop and commercialize an HIV vaccine under a license and supply agreement with Genentech. In 1996, in return for an equity interest (1,150,000 shares or 54% of the then outstanding and subscribed shares) in the Company, rights to maintain 25% ownership of the Company’s common stock (through common stock warrants), a seat on the Board of Directors and certain manufacturing and marketing rights to the vaccine, Genentech granted the Company an exclusive license to certain technology.

Genentech financed the formation of the Company by means of a $1.0 million line of credit. Additionally, Genentech and the Company entered into an agreement whereby Genentech could convert the line of credit plus additional capital totaling $2.0 million into shares of the Company’s common stock. The conversion was made concurrent with an initial private placement in March 1997. The conversion resulted in the issuance of 285,714 shares of common stock. Upon the final closing of the private placement, Genentech exercised its option to retain a 25% common stock ownership interest and thereby acquired an additional 86,640 shares of common stock for cash. Genentech no longer has any rights to maintain its proportionate ownership position.

The license and supply agreement was amended and restated as of May 1, 2002 and, in connection with the amended agreement, the Company is required to achieve the filing of a Biologics License Application with the U.S. Food and Drug Administration (“FDA”) by May 2004, if it is able to meet all of the primary endpoints established in its current Phase III clinical trials. However if the Company does not meet all of its primary endpoints, the filing requirement date would be extended to May 2006. In addition, the Agreement could be terminated if either party fails to comply with any of its material obligations or in the event of insolvency or bankruptcy of either party. In February 2003 and November 2003, the Company announced that it did not meet the primary endpoints of its two Phase III clinical trials.

The Company, under the amended and restated license and supply agreement, shall have the right to require Genentech to transfer technology to the Company and Genentech would continue to provide the aforementioned services on an agreed upon basis. Expenses incurred by the Company for 2003, 2002 and 2001 were $413,000, $1.3 million, and $2.4 million, respectively, under the contract. In excess of 95% of costs represent research and development expenses in each period and the remainder is general and administrative expenses.

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

6. Series A Redeemable Convertible Preferred Stock Financing

The Company entered into a Securities Purchase Agreement dated as of May 23, 2001 with four investors, whereby the Company received approximately $20.0 million in consideration for the sale of 20,000 shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Preferred Stock”) and the issuance of Common Stock Purchase Warrants described below. Expenses relating to the transaction were approximately $1.7 million, resulting in net proceeds of approximately $18.3 million. These proceeds were used to prepare the Company’s HIV vaccine candidate for commercial-scale manufacturing as well as for the development of new adjuvants and for general corporate purposes. As of December 31, 2003, there were no outstanding shares of Preferred Stock as all such shares had been converted into common stock.

A summary of the significant terms of the Series A Redeemable Convertible Preferred Stock financing are as follows:

Conversion

During the second and third quarters of 2003, investors converted 3,800 shares in the aggregate of Preferred Stock in exchange for 1,355,603 shares of common stock, which included shares issued for accrued but unpaid dividends.

Redemption

In the event that there had been no earlier conversion, the Company would have had to redeem the Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends.

The Company accounted for the difference between the carrying amount of Preferred Stock and the redemption amount by increasing the carrying amount for periodic accretion, so that the carrying amount would equal the redemption amount at the scheduled redemption date. The accretion of the redemption value of the Preferred Stock for the years ended December 31, 2003, 2002 and 2001 was $169,000, $1.8 million, and $1.0 million, respectively. Included in the accretion were amounts related to Preferred Stock issuance costs and discounts originated by beneficial conversion options and warrants. Accretion to redemption value in the statements of operations also includes the write-off of the unaccreted fair value of warrants upon conversion. As all the Preferred Stock has been converted into common stock, there will be no further accretion in future periods.

Dividends

Prior to conversion, each share of Preferred Stock was entitled to receive annual dividends of 6% payable on June 30 and December 31, beginning on December 31, 2001. If not paid within five days of either such date, the dividend would accumulate and compound. Payment could be made in cash or in shares of common stock at the Company’s option. Payment on December 31, 2001 was made in 65,253 shares of common stock. During 2002, payment was made in 114,300 shares of common stock, along with an additional 26,182 shares of common stock that were paid upon conversion for accrued but unpaid dividends. During 2003, payment was made in cash for $18,000 along with 31,561 shares of common stock that were paid upon conversion for accrued but unpaid dividends. Net loss applicable to common stockholders for the years ended December 31, 2003, 2002 and 2001 included non-cash charges of $91,000, $1.1 million, and $740,000, respectively, for Preferred Stock dividends.

Common Stock Purchase Warrants

In connection with the Series A Redeemable Convertible Preferred Stock financing, the Company issued Common Stock Purchase Warrants (the “Warrants”) initially for the purchase of 297,177 shares of common stock to the Preferred Stock investors. The Warrants, which expire on May 23, 2006, originally had an exercise price of $25.2375 per share; however, effective as of December 9, 2003, the exercise price was adjusted to $11.449 per share and the number of shares issuable on exercise of the warrants increased to 655,078, in accordance with the terms of the Warrants. These Warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company.

The Company initially valued the Warrants at $11.80 per share, resulting in a total value of approximately $3.5 million at issuance. The fair value of the Warrants was calculated using the Black-Scholes model with the following inputs; exercise price of $19.51, five year expected life, risk-free interest rate of 4.96%, dividend yield of zero, volatility of 75% and a marketability discount of 10%. This amount was accounted for as a reduction in the carrying value of the Preferred Stock until the scheduled redemption of the Preferred Stock, and an increase to current liabilities given the Warrants’ redemption provisions. Prior to the final conversion of preferred stock outstanding in the third quarter of 2003, the discount was being amortized over three years, and accordingly, net loss to common stockholders for the years ended December 31, 2003, 2002 and 2001 reflected non-cash charges of $96,000, $1.2 million, and $682,000, respectively. As a result of the conversions of Preferred Stock in 2003 and 2002, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the Warrants as deemed dividends to common stockholders of $162,000 and $1.4 million, respectively.

The valuation of the Warrants and the corresponding current liability is re-measured quarterly and the consolidated financial statements reflect a non-cash expense or credit based on the change in the fair market value of the warrants as measured at the end of each fiscal quarter. The fair value of the Warrants at December 31, 2003 was calculated using the Black-Scholes model with the following inputs; exercise price of $12.32, 2.4 year expected life, risk-free interest rate of 2.01%, dividend yield of zero, volatility of 131% and a marketability discount of 10%. Accordingly, the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 reflected non-cash income (expense) of $2.8 million, $(4.0) million, and $1.7 million, respectively, relating to the periodic revaluation of the warrant liability.

Effect of Beneficial Conversion Feature

The Company’s Series A Redeemable Convertible Preferred Stock was issued with a beneficial conversion feature, which was initially valued at $734,000. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as a discount to the preferred stockholders. The beneficial conversion feature discount is being amortized to the stated redemption date in accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”).

In 2002, one of the holders of Preferred Stock exercised a warrant, which had the effect, under the anti-dilution provisions applicable to the Preferred Stock, of reducing the conversion price of the Preferred Stock to $14.133. The reduction in conversion price resulted in an additional 553,044 shares of common stock issuable upon conversion. The change in the conversion price triggered a contingent beneficial conversion feature in accordance with EITF 00-27. The contingent beneficial conversion feature was measured as the product of the number of shares of common stock issuable upon conversion of outstanding Series A redeemable convertible preferred stock multiplied by the fair value of the Company’s common stock on the commitment date of May 23, 2001, less the cumulative beneficial conversion feature previously recorded as limited by the proceeds orginally allocated to the Preferred Stock. The fair value of the Company’s common stock on the commitment date was $20.00 per share. Accordingly, the Company recorded a contingent beneficial conversion feature in the amount of $11.1 million, which was recorded as additional paid in capital and as a discount to the Preferred Stock. The contingent beneficial conversion feature discount was being accreted to the stated redemption date, May 23, 2004.

In connection with a private placement financing which closed in the second quarter of 2003 the conversion price of the Preferred Stock was further reduced, from $14.133 to $2.87. This further reduction in conversion price resulted in an additional 1,055,298 shares of common stock issuable upon conversion. The change in the conversion price triggered a contingent beneficial conversion feature as described above. Accordingly, the Company recorded a contingent beneficial conversion feature in the amount of $893,000 in the second quarter of 2003, which was recorded as additional paid in capital and as a discount to the Preferred Stock. This contingent beneficial conversion feature discount was also being accreted to the stated redemption date, May 23, 2004.

As noted above, investors converted all outstanding Preferred Stock into common stock during 2003. The unamortized discount relating to the shares converted in 2003 was recorded as a beneficial conversion charge of $2.3 million in 2003.

7. Celltrion Joint Venture

In February 2002, the Company formed a joint venture with Nexol Biotech Co., Ltd, Nexol Co., Ltd., Korea Tobacco &Ginseng Corp. and J. Stephen & Company Ventures Ltd. (the “South Korean investors”) to build and operate a mammalian cell culture biomanufacturing facility in Incheon, South Korea, and to provide partial funding for the construction of a manufacturing facility under VaxGen’s management control in South San Francisco, California.  The joint venture, Celltrion, Inc. (“Celltrion”), has received $45.7 million in cash from the South Korean investors, secured a $40.0 million loan from a South Korean bank and received technology and manufacturing know-how from the Company valued at $30.0 million.  The Company currently owns approximately 48% of Celltrion and is the largest shareholder.  Assuming all planned rounds of financing are completed, the Company’s fully diluted ownership in Celltrion is expected to be approximately 44% and the South Korean investors and additional investors, if any, are expected to own the remaining 56%.

The Company also entered into a consulting services agreement with Celltrion, primarily to provide technical assistance relating to the design, engineering and construction of the South Korea manufacturing facility.

The Company accounts for its investment in Celltrion using the equity method of accounting. The Company does not own a majority of the voting stock nor will VaxGen be the primary beneficiary of the joint venture. Since the historical cost of the non-monetary assets that the Company contributed is zero, there is no investment in Celltrion recorded on the accompanying consolidated balance sheet. Additionally, because the Company has no further funding obligation to Celltrion, VaxGen will not record equity in earnings (loss) of Celltrion until such time that losses previously not recognized have been recovered.

Celltrion is managed by a board of directors composed of five individuals.  The Company holds two seats on the Celltrion Board, including the representative director who presides over meetings of the Board and is also charged with the administration of Celltrion’s daily business affairs.  So long as the Company retains 66-2/3% of its initial shareholdings in Celltrion, the Company will be entitled to nominate two of the directors, including the representative director.

The Celltrion joint venture agreement may be terminated as follows:

•	if any party commits a material breach of any of its obligations that is not cured within 60 days from the date of written notice of breach;

•	if any party becomes incapable for a period of six months of performing any of its obligations under the Celltrion joint venture agreement because of a force majeure;

•	if any party files for liquidation, bankruptcy or a similar transaction or event; or

•	if the license agreement, which specifies the terms and conditions of the use of the technology the Company contributed to Celltrion, is terminated by us for certain reasons described in the license agreement

Under the terms of the Celltrion joint venture agreement, Celltrion invested $7.0 million to capitalize VCI to design and construct the intermediate scale manufacturing facility adjacent to the Company’s research facility in South San Francisco, California. The facility includes approximately 20,000 square feet of manufacturing space as well as quality control laboratories, office and expansion space.  The Company leases this manufacturing facility and VCI owns the leasehold improvements and capital equipment in the facility. On June 7, 2002, the Company entered into a joint venture agreement with Celltrion to specify the terms governing the management and operation of VCI.  The Company is responsible for all staffing and operational costs and expenses of the facility, as well as all capital costs in excess of the initial $7.0 million investment by Celltrion.

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

As of December 31, 2003, the Company had incurred expenses of approximately $11.4 million relating to the South San Francisco facility and, as a result, the Company’s pro-forma ownership percentage in VCI increased to approximately 62%.  The Company received 8,463,195 shares of VCI during 2003, representing capital contributions made through the end of the third fiscal quarter of 2003. The Company expects to receive the shares related to the remaining contributions during the second quarter of 2004.

Accordingly, the consolidated financial statements as of and for the year ended December 31, 2003 reflect the consolidated results of the Company and VCI beginning January 1, 2003. All material intercompany balances and transactions have been eliminated in consolidation.

The South San Francisco manufacturing facility was originally contemplated to be used to facilitate the transfer of cell culture manufacturing technology to Celltrion manufacturing technology, to conduct on-site training of Celltrion personnel, and to expedite commercial licensure and launch of AIDSVAX.  Under the terms of the VCI joint venture agreement, however, the Company has the right to use the facility, at its expense, for the development and licensure of new products, and the Company plans to use the South San Francisco facility to manufacture the anthrax vaccine candidate under the second contract from the National Institute of Allergy and Infectious Diseases (“NIAID”) and to manufacture anthrax vaccine for the Strategic National stockpile and other markets if the Company is awarded the U.S. government supply contract.

The Company has no obligation to share revenues or profits from the manufacture of its own products at the South San Francisco facility with either VCI or Celltrion.  The Company is required to use the South San Francisco facility to facilitate the transfer of mammalian cell culture manufacturing technology to Celltrion, including on-site training.  For products that require mammalian cell fermentation, the Company intends to transfer large-scale commercial manufacturing to the Incheon facility.  To the extent there is excess capacity at the South San Francisco facility, Celltrion may use the facility for third party commercial manufacturing activities and if the facility is used to support these activities, any related profits will be shared between the Company and Celltrion based on the respective percentage ownerships in VCI.

The Company has the right to purchase all of the shares held by Celltrion in VCI until February 24, 2008, and is required to purchase Celltrion’s ownership interest in VCI if the Company receives FDA approval to market any of its products manufactured at the South San Francisco facility prior to February 24, 2008. According to the terms of the VCI joint venture agreement, the Company may purchase the shares held by Celltrion in VCI for Celltrion’s original contribution of $7.0 million, plus simple interest.   Even if the Company purchases Celltrion’s ownership interest in VCI, the Company will still be obligated to continue to facilitate the transfer of cell culture manufacturing technology to Celltrion and the associated training of Celltrion employees at the Company’s facilities or elsewhere.

The South San Francisco facility was designed for the flexible manufacture of biopharmaceutical products including those grown in bacteria, such as rPA102, as well as products produced in mammalian cell culture, such as monoclonal antibody therapeutic products.  The Company plans to use this facility to manufacture the three million doses of the anthrax vaccine candidate required by the second NIAID contract.  The Company would also use the facility to manufacture the larger stockpile of anthrax vaccine planned by the U.S. government, if the Company is awarded such a supply contract, and for international sales.  Additionally, the Company plans to use the facility for the manufacture of future products, both for clinical purposes and commercial sale.

8. Related Party Transactions

As of December 31, 2003, the Company had a loan outstanding to an executive officer in the amount of $40,000. In May 2002, the executive officer received a non-interest bearing loan in the amount of $80,000. Per the executive’s employment agreement the loan is to be forgiven at the rate of 25% per year for each of the first four full years of the executive’s employment with the Company. At December 31, 2003 this loan balance was $40,000 reflecting loan forgiveness relating to the executive’s first two full years of employment with the Company. In August 2000, a second executive received a non-interest bearing loan in the amount of $55,000. This loan was settled by a cash payment in November 2003. Both loans were made to assist in the purchase of residences in connection with employment-related relocations.

9. Stock Offerings

In May 2003, the Company completed a private placement of 1,742,160 shares of common stock at $2.87 per share with a single institutional investor. Net proceeds from this private placement were approximately $5.0 million.

In June 2003, the Company completed a private placement of 1,591,307 shares of common stock at $4.399 per share with a single institutional investor. Net proceeds from this private placement were approximately $6.7 million.

In December 2003, the Company sold 4,100,000 shares of its common stock at $7.00 per share through a registered direct offering. Net proceeds from this offering were approximately $26.5 million.

10. Employee Benefit Plans

      (a) Company 401(k) Plan

The VaxGen 401(k) Retirement Plan (the “401(k) Plan”) covers substantially all full-time employees of the Company. Under the 401(k) Plan, the Company, at its discretion, can match employee contributions with Company common stock. A total of 300,000 shares of Company common stock have been reserved for issuance under the 401(k) Plan, of which 120,881 had been issued and 179,119 were available for issuance at December 31, 2003. In 2003, the Company issued 72,752 shares under the 401(K) Plan and recorded expense relating to 401(K) matching of $470,000. In 2002, the Company issued 36,002 shares under the 401(K) Plan and recorded expense relating to 401(K) matching of $337,000. In 2001, the Company issued 12,127 shares under the 401(K) Plan and recorded expense relating to 401(K) matching of $206,000.

      (b) Company Employee Stock Purchase Plan

In May 2001, the stockholders of the Company approved the VaxGen 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”). A total of 600,000 shares of Company common stock have been reserved for issuance under the 2001 Purchase Plan, of which 329,623 had been issued and 270,377 were available for issuance at December 31, 2003. All full-time employees are eligible to participate in the 2001 Purchase Plan. The 2001 Purchase Plan is implemented by a series of 24-month offering periods. The initial offering period commenced on July 2, 2001, and was scheduled to end on June 30, 2003. Additional offering periods commence on the first business day of each subsequent calendar quarter of each year during the term of the 2001 Purchase Plan and end on the last business day of the second December, March, June and September, respectively, occurring thereafter.

Within each offering period, there is a series of eight quarterly “purchase periods” commencing on the first business day of each July, October, January and April during the offering period and ending on the last business day of the next September, December, March and June, respectively thereafter. The purchase price for shares of common stock purchased at the end of a purchase period in an offering period will be the lesser of 85% of the market price of common stock on the commencement date of the offering period, or 85% of the market price of common stock on the last business day of the purchase period. If the purchase price for shares of common stock purchased at the end of any purchase period is less than the market price of common stock on the commencement date of the related offering period, all participants in that offering period will be withdrawn from that offering period and enrolled in the offering period commencing on the first business day subsequent to the end of the purchase period.

During any one calendar year, the maximum value of the common stock that may be purchased by a participant is $25,000. In 2003, 270,323 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $2.13. In 2002, 49,325 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $5.54. In 2001, 9,975 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $10.23. The 15% discount from the market price is considered compensation for SFAS No. 123 disclosure purposes only and is included in the SFAS No. 123 disclosure in note 2.

11. Stock Options and Warrants

      (a) Stock Option Plans

      1996 Stock Option Plan

In May 2002, our stockholders approved amendments to our 1996 Stock Option Plan (the “Plan”) and increased the number of shares of common stock reserved for issuance under the Plan from 3,250,000 to 4,750,000, and also added a provision that will automatically increase the number of shares reserved under the Plan by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year, beginning with January 2003 and ending with January 2007. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the compensation committee of the Board of Directors. At December 31, 2003, 3,717,727 options were oustanding and 1,399,105 shares were available for grant under the Plan.

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

      1998 Director Stock Option Plan

In 1998, the Board of Directors approved the 1998 Director Stock Option Plan (the “Director Plan”) for non-employee directors. In May 2002, the stockholders of the Company approved an increase in the number of shares of common stock authorized for issuance under the Director Plan to a total of 300,000 shares. As of December 31, 2003, non-employee directors have been granted options to purchase 146,520 shares of the Company’s common stock at exercise prices ranging from $4.57 per share to $20.85 per share and 153,480 shares were available for grant under the Director Plan. Such options vested immediately. Under the Director Plan, 10,000 options will automatically be granted to non-employee directors on the date of the annual shareholders’ meeting. The exercise price of each annual option grant is to be the fair market value of the Company’s common stock on the grant date. Each annual option grant fully vests on the first anniversary of its grant date, subject to certain meeting attendance requirements.

The following is a summary of the Company’s stock option activity, and related information for the periods ended December 31, 2003, 2002 and 2001:

	2003		2002		2001

	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Balance at beginning of year	3,196,130	$12.14	2,213,252	$14.83	1,560,656	$12.47
Granted	1,006,332	5.84	1,307,407	8.60	1,047,267	17.98
Exercised	(97,589)	9.50	(97,817)	9.84	(144,252)	9.06
Canceled	(240,626)	14.83	(226,712)	18.96	(250,419)	16.10

Balance at end of year	3,864,247	$10.40	3,196,130	$12.14	2,213,252	$14.83

Options exercisable at year end	2,148,331	$11.94	1,449,327	$13.18	1,118,923	$13.46

The weighted average remaining contractual life of stock options outstanding at December 31, 2003 is 7.8 years.

Detailed information on the options outstanding on December 31, 2003 by price range is set forth below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Remaining Shares Exercisable	Weighted Average Exercise Price
$2.34 - $5.50	973,398	9.5	$4.82	217,744	$4.64
$5.74 - $9.25	838,728	7.2	7.15	483,771	7.19
$9.27 - $12.00	795,735	7.0	10.15	548,690	10.04
$12.05 - $14.90	778,091	7.6	14.46	523,578	14.49
$14.99 - $26.00	478,295	7.0	21.26	374,548	21.57

Total	3,864,247	7.8	$10.40	2,148,331	$11.94

For purposes of the SFAS No. 123 disclosure in Note 2, the value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted assumptions:

      Stock Option Plans

	Year Ended December 31,

	2003	2002	2001
Risk-free interest rate	2.8%	2.5%	4.8%
Expected average life	4 years	4 years	4 years
Volatility	105%	89%	87%
Expected dividends	—	—	—
66
Employee Stock Purchase Plan

	Year Ended December 31,

	2003	2002	2001
Risk-free interest rate	2.8%	2.5%	4.8%
Expected average life	.25 years	.25 years	.25 years
Volatility	105%	89%	87%
Expected dividends	—	—	—

The risk-free interest rate was calculated in accordance with the grant date and expected average life. The weighted average per share fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $4.12, $5.57 and $11.80, respectively.

During 1998, the Board of Directors approved for grant options to purchase 174,925 shares of the Company’s common stock at an exercise price of $7.00 per share and 302,900 shares at an exercise price of $9.50 per share. However, since the grant of such options would have caused the number of shares outstanding to exceed the number of shares reserved for grant under the Plan, the Company’s stockholders had to approve an increase in the number of shares reserved for grant under the Plan. On April 1, 1999, the stockholders of the Company approved an increase in the number of shares reserved for grant under the Plan to 1,750,000 shares. This represents the measurement date for previously awarded but unapproved options. As a result, the Company recorded deferred compensation in the amount of $3.2 million, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The Company has recorded charges to compensation expense of $89,000, $393,000 and $556,000 for the portion of the vesting period lapsed during the years ended December 31, 2003, 2002 and 2001 respectively. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options.

      (b) Common Stock Warrants

In connection with the Company’s 1997 private placement, certain consultants were issued warrants to purchase 218,947 shares of the Company’s common stock exercisable at $7.00 per share through June 2007. As of December 31, 2003, 118,933 warrants have been exercised resulting in the issuance of 70,965 shares of common stock. Warrants to purchase 100,014 additional shares were outstanding at December 31, 2003.

The Company similarly agreed to issue warrants to purchase 90,883 shares of the Company’s common stock exercisable at $13.00 per share to certain consultants in connection with the Company’s 1998 private placement. Such warrants were earned in December 1998 and January 1999. The warrants are exercisable through 2009. As of December 31, 2003, 11,421 warrants have been exercised resulting in the issuance of 6,137 shares of common stock. Warrants to purchase 79,462 additional shares were outstanding at December 31, 2003.

During the second quarter of 1999, in connection with the resolution of an employment matter, the Company issued warrants to purchase 150,000 shares of the Company’s common stock exercisable at $7.00 per share. As a result of the warrant issuance, the Company recorded compensation expense of approximately $2.0 million. As of December 31, 2003, 10,000 warrants have been exercised resulting in the issuance of 7,760 shares of common stock. Warrants to purchase 140,000 additional shares were outstanding at December 31, 2003.

In 1999, the Company agreed to issue warrants to purchase 34,783 shares of the Company’s common stock exercisable at $11.50 per share to certain consultants in connection with the Company’s 1999 private placement with Vulcan Ventures, Inc. The warrants are exercisable through 2009. As of December 31, 2003, 6,087 warrants have been exercised resulting in the issuance of 3,842 shares of common stock. Warrants to purchase 28,696 additional shares were outstanding at December 31, 2003.

In 2001 and 2002, the Company agreed to issue warrants to purchase 24,000 shares of the Company’s common stock at exercise prices ranging from $11.52 to $20.25 per share to a legal consultant. As a result of the warrant issuance, the Company recorded legal expense of $135,000 in 2002 and $228,000 in 2001. The warrants are exercisable through 2012. As of December 31, 2003, 6,000 warrants have been exercised resulting in the issuance of 2,340 shares of common stock. Warrants to purchase 18,000 additional shares were outstanding at December 31, 2003.

12. Income Taxes

The Company has reported no income tax benefits due to limitations on the recognition of deferred tax assets for financial reporting purposes.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows:

	December 31

	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$55,242	$46,729
Equity compensation	648	168
Depreciation	450	289
Accrued liabilities	287	624
Research and experimentation credit carryforwards	6,171	5,636
Deferred research expenses	1,163	930
Other	—	19

Total gross deferred tax assets	63,961	54,395
Less valuation allowance	(63,961)	(54,395)

Net deferred tax assets	$—	$—

Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the entire deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on net deferred tax assets.

The increase in the valuation allowance for deferred tax assets of $9.6 million, $13.7 million and $10.6 million in 2003, 2002 and 2001, respectively, are primarily attributable to increases in net operating loss and tax credit carryforwards.

At December 31, 2003 the Company had federal and California net operating loss carryforwards of approximately $149.0 million and $78.5 million, respectively. The federal and California net operating loss carryforwards expire by 2023 and 2013, respectively. Additionally, the Company has federal research credits, expiring through 2023, of approximately $4.3 million and State of California research credits, carrying forward indefinitely of approximately $2.9 million. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company.

13. Commitments and Contingencies

       Leases

The Company leases office facilities under non-cancelable operating leases, which expire from 2004 to 2008.

The Company entered into an 88-month laboratory lease commencing January 1, 1999, which requires the Company to expend a minimum of $500,000 in leasehold improvements, in addition to its scheduled lease payments. This lease is for 9,675 square feet, which is used for laboratories and offices. As of December 31, 2003, the Company had fulfilled its obligations with respect to the leasehold improvements.

The Company entered into an 84-month office lease commencing June 2000. This lease is for 20,057 square feet. In connection with this lease agreement, a letter of credit in the amount of $477,097 was issued to the Company’s landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of December 31, 2003.

The Company entered into a 30-month laboratory sublease commencing October 2001. This lease is for 10,305 square feet of laboratory and office space.

In August 2002, the Company entered into a 75-month sublease agreement. This lease is for 49,919 square feet, which will be improved as manufacturing, laboratory and office space. In connection with this lease agreement, a letter of credit in the amount of $450,000 was issued to the Company’s landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of December 31, 2003.

Minimum annual payments under non-cancelable operating leases are as follows (in thousands):

2004	$2,786
2005	2,764
2006	2,616
2007	1,904
2008	1,203
Thereafter	—

Total	$11,273

Rent expense for 2003, 2002, and 2001 was $4.0 million, $3.1million, and $1.3 million, respectively.

      Contingencies

Substantially all of our revenue is derived from government contracts and grants. Future sales to U.S. government agencies will depend, in part, on the Company’s ability to meet U.S. government agency contract requirements. U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion. The U.S. government may terminate any of its contracts with the Company either for its convenience or if the Company defaults by failing to perform in accordance with the contract schedule and terms.

14. Legal Proceedings

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased the Company’s securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and the Company’s future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. VaxGen expects that these complaints will eventually be consolidated into a single action. The Company believes that it has strong defenses and intends to defend these actions vigorously.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action no. CIV 430087, and MacDonald v. Allen, et al., civil action no. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are Company directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former Company directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (the “Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (the “Vulcan Defendants”). The allegations of the consolidated complaint are similar to those contained in the class action, although unlike the class action, in the derivative action the plaintiff purports to seek recovery on behalf of VaxGen, rather than from the Company. Plaintiffs allege as well that the Vulcan Defendants sold shares of our stock while in possession of material non-public information about us. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment, and against the Vulcan Defendants for breach of fiduciary duty and insider trading. The Company Directors and the Vulcan Defendants filed demurrers challenging the demand futility allegations in the consolidated complaint. The Court overruled the defendants’ demurrers and the parties have entered the discovery phase of the litigation. A trial date has been set for March 21, 2005. VaxGen intends to take appropriate action to protect the interests of the Company with respect to this action.

15. Non-cash Compensation Expense

Non-cash compensation expense for 2003, 2002 and 2001 was $870,000, $730,000 and $1.3 million, respectively.

In December 2003, the Company recorded a charge of $1.3 million for costs related to the termination of four of the Company’s executives. The benefits payable to the four executives were recorded as expense in 2003 because the Company’s Board of Directors authorized the terminations of the executives late in 2003 and the amounts became payable in accordance with existing employment contracts. Costs included future cash payments totaling $1.1 million and a non-cash compensation charge of $141,000 related to acceleration and extension of stock options.

16. Selected Quarterly Financial Data (Unaudited)

During the fourth quarter of 2003, the Company discovered errors in the capitalization of costs in the third quarter of 2003, related to its majority-owned subsidiary, VCI, in the amount of $856,000. As a result, the financial statements for the third quarter of 2003 are restated in this Form 10-K. The restated financial statements reflect adjustments to expense certain costs previously capitalized as well as the related effect of these adjustments on the minority interest. The net effect of this restatement is an increase to the net loss applicable to common stockholders of $469,000, net of minority interest.

The principal effects of these adjustments on the financial statements for the third quarter of 2003 are set forth below:

CONDENSED CONSOLIDATED BALANCE SHEET As of September 30, 2003

	As Restated	As Previously Reported
	(in thousands)

Property and equipment, net	$16,952	$17,808
Total assets	34,480	35,336
Minority interest of subsidiary	5,663	6,050
Deficit accumulated during the development stage	(163,671)	(163,202)
Total stockholders’ equity	8,278	8,747
Total liabilities and stockholders’ equity	34,480	35,336

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2003		Nine months ended September 30, 2003

	As Restated	As Previously Reported	As Restated	As Previously Reported
	(in thousands, except share data)

Operating expenses:
Research and development:
Other	$5,660	$5,628	$13,969	$13,937
Total research and development	5,909	5,877	15,270	15,238
General and administrative expenses	5,187	4,363	13,652	12,828
Loss from operations	(5,352)	(4,496)	(19,194)	(18,338)
Net loss before minority interest	(8,283)	(7,427)	(17,695)	(16,839)
Minority interest in subsidiary losses	428	41	1,012	625
Net loss	(7,855)	(7,386)	(16,683)	(16,214)
Net loss applicable to common stockholders	(8,178)	(7,709)	(19,870)	(19,401)
Basic and diluted loss per share applicable to
common stockholders	$(0.40)	$(0.37)	$(1.11)	$(1.08)
Weighted average shares used in computing basic
and diluted loss per share	20,561	20,561	17,939	17,939
70

	Year Ended December 31, 2003

	First Quarter	Second Quarter	Third Quarter (As Restated)	Fourth Quarter
	(in thousands, except per share data)
Revenues	$1,213	$2,771	$5,744	$4,570
Net loss	(1,573)	(7,255)	(7,855)	(8,844)
Net loss applicable to common stockholders	(2,037)	(9,655)	(8,178)	(8,844)
Net loss per share applicable to common
stockholders—basic and diluted	$(0.13)	$(0.56)	$(0.40)	$(0.41)
Weighted average shares used in computing
basic and diluted loss per share	15,846	17,358	20,561	21,815

	Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenues	$18	$220	$132	$1,212
Net loss	(6,897)	(5,873)	(8,704)	(14,279)
Net loss applicable to common stockholders	(7,692)	(6,670)	(9,531)	(25,905)
Net loss per share applicable to common
stockholders—basic and diluted	$(0.54)	$(0.47)	$(0.66)	$(1.71)
Weighted average shares used in computing
basic and diluted loss per share	14,318	14,343	14,472	15,127

Significant fourth quarter adjustments:

In the fourth quarter of 2003, the Company recorded a $1.0 million adjustment to the payable to Genentech as a result of a reduction in its estimate of unbilled expenses related to Genentech. Also in the fourth quarter of 2003, the Company increased its executive bonus accrual by $715,000 as a result of changes in the estimates of 2003 bonuses payable.

In the fourth quarter of 2002, the Company recorded adjustments, which in total increased the net loss applicable to common stockholders by $11.6 million. These adjustments related to charges associated with the Company’s Series A Redeemable Convertible Preferred Stock offering, which closed in 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the year ended December 31, 2003, KPMG LLP identified deficiencies that existed in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. KPMG LLP advised the Audit Committee of the Company’s Board of Directors of the following material weaknesses:

•	Inappropriate revenue recognition for government contracts;

•	Account reconciliations not performed on a timely basis or at all;

•	Inadequate segregation of duties;

•	Insufficient controls over recording of journal entries; and

•	Lack of adequate depth of accounting knowledge.

KPMG LLP has discussed the areas of weakness described above with the Audit Committee. The Audit Committee is taking an active role in responding to the deficiencies identified by KPMG LLP, including overseeing management’s implementation of the remedial measures described below with the goal of identifying and rectifying past accounting errors and preventing the situations that resulted in the need to restate prior period financial statements from recurring. To this end, the management of the Company is working with the Audit Committee to identify and implement corrective actions where required to improve the effectiveness of the Company’s internal controls, including the enhancement of systems and procedures. The Company has implemented or is implementing the following measures:

•	Hired an interim Chief Financial Officer, effective March 2004;

•	Hiring key additional accounting staff; including two individuals hired in November 2003 and two individuals in March 2004;

•	Initiated a comprehensive review of financial controls and procedures to address the issues identified by KPMG LLP and to bring the Company into compliance with the requirements of the Sarbanes-Oxley act with respect to internal controls and procedures; and

•	Engaged the services of an independent internal controls consultant to document, test and develop current and expanded internal controls and procedures.

Management believes that the measures noted above will address the conditions identified by KPMG LLP as material weaknesses. The Company plans to continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further action, as appropriate.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, its Chief Executive Officer and Principal Financial Officer determined that deficiencies identified by KPMG LLP caused its disclosure controls and procedures not to be effective at a reasonable assurance level. However, the Chief Executive Officer and Principal Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein and did not note any other material weaknesses or significant deficiencies in the Company’s disclosure controls and procedures during their evaluation.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, the Company believes the measures it is currently implementing to improve its internal controls are reasonably likely to have a material impact on its internal controls over financial reporting in future periods.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information called for by Item 10 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the 2003 fiscal year. Information concerning our code of ethics is contained in this Annual Report on Form 10-K under “Item 1. Business – Available Information.”

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the 2003 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information called for by Item 12 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the 2003 fiscal year.

Item 13. Certain Relationships and Related Transactions.

The information called for by Item 13 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the 2003 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information called for by Item 14 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the 2003 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

      (a)(2) Financial Statement Schedules

        Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the financial statements and notes thereto.

      (a)(3) Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of	S-8	333-84922	3-26-02	4.1
	Incorporation.

3.2	Amendment to the Amended and	S-8	333-84922	3-26-02	4.3
	Restated Certificate of
	Incorporation.

3.3	Amended and Restated Bylaws	S-1	333-78065	6-11-99	3.2

4.1	Reference is made to Exhibits 3.1,
	3.2 and 3.3.

4.2	Certificate of Designations, Rights	S-8	333-84922	3-26-02	4.2
	and Preferences of Series A 6%
	Cumulative Convertible Preferred
	Stock.

4.3	Securities Purchase Agreement by and	8-K	000-26483	5-24-01	10.1
	among Registrant and Certain
	Stockholders.

4.4	Registrant Rights Agreement by and	8-K	000-26483	5-24-01	10.2
	among Registrant and Certain
	Stockholders.

4.5	Form of Common Stock Purchase	8-K	000-26483	5-24-01	4.1
	Warrant.

4.6	Specimen Stock Certificate for	S-1	333-78065	6-11-99	4.1
	Common Stock of Registrant.

10.1	Registration Rights Agreement	S-1	333-78065	5-7-99	10.1
	between VaxGen and Genentech, dated
	as of May 5, 1997.
74

			Incorporated by Reference
Exhibit No.	Exhibit	For	File No.	Filing Date	Exhibit No.	Filed Herewith
10.2	1996 Registration Rights Agreement	S-1	333-78065	5-7-99	10.2
	between VaxGen and certain
	stockholders.

10.3	1998 Registration Rights Agreement	S-1	333-78065	5-7-99	10.3
	between VaxGen and certain
	stockholders.

10.4	VaxGen, Inc. Amended and Restated	S-8	333-85391	8-17-99	99.1
	1996 Stock Option Plan.

10.5	1998 Director Stock Option Plan.	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement.	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.9	Amended and Restated Employment.	S-8	333-85391	8-17-99	99.5
	Agreement between VaxGen and Phillip
	W. Berman.

10.10	Employment Agreement between VaxGen	S-1	333-78065	5-7-99	10.13
	and Carter A. Lee, dated as of April
	1, 1999.

10.11	License and Supply Agreement with	S-1	333-78065	5-7-99	10.14
	Genentech, dated as of May 1, 1996.

10.12	Letter of Intent for Supply	S-1	333-78065	5-7-99	10.16
	Development Agreement between VaxGen
	and Pasteur Merieux Serums et
	Vaccins (Pasteur Merieux Connaught),
	dated April 10, 1998.

10.12.1	Amendment to Letter of Intent for	S-1	333-78065	5-7-99	10.16.1
	Supply Development Agreement between
	VaxGen and Pasteur Merieux Serums et
	Vaccins (Pasteur Merieux Connaught),
	dated May 3, 1999.

10.13	Form of trial clinic agreement.	S-1	333-78065	5-7-99	10.17

10.14	Lease Agreement between VaxGen and	S-1	333-78065	5-7-99	10.18
	Oyster Point Tech Center LLC, dated
	October 26, 1998.

10.15	Lease Agreement between VaxGen and	S-1	333-78065	5-7-99	10.19
	Spieker Properties, L.P., dated May
	20, 1998.

10.16	Common Stock Purchase Agreement	10-K	000-26483	3-30-00	10.20
	between VaxGen and Vulcan Ventures,
	Inc., dated October 15, 1999.

10.17	Loan and Security Agreement entered	10-K	000-26483	3-30-01	10.22
	into between Donald P. Francis and
	VaxGen, Inc. dated as of December
	20, 2000.
75

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.18	Loan and Security Agreement entered	10-K	000-26483	3-30-01	10.24
	into between Phillip W. Berman and
	VaxGen, Inc. dated as of December
	20, 2000.

10.19	Employment Agreement between VaxGen	10-K	000-26483	3-30-01	10.25
	and William Heyward, dated as of
	January 3, 2000.

10.20	Employment Agreement between VaxGen	10-K	000-26483	3-30-01	10.26
	and George T. Baxter, dated as of
	September 5, 2000.

10.21	Subcontract Agreement entered into	10-Q	000-26483	5-03-01	10.27
	between BBI Biotech Research
	Laboratories, Inc. and VaxGen, Inc.
	dated as of May 1, 1999.

10.22	Employment Agreement between VaxGen	10-Q	000-26483	11-01-01	10.28
	and Lance K. Gordon, dated as of
	September 6, 2001.

10.23	Employment Agreement between VaxGen	10-Q	000-26483	11-01-01	10.29
	and Lance Ignon, dated as of
	September 25, 2001.

10.24	Joint Venture Agreement between	10-K	000-26483	4-01-02	10.24
	VaxGen and certain investors, dated
	February 25, 2002.

10.25	Land Purchase and Sale Agreement	10-K	000-26483	4-01-02	10.25
	between VaxGen and Incheon
	Metropolitan City, dated February
	25, 2002.

10.26	Contribution Agreement between	10-K	000-26483	4-01-02	10.26
	VaxGen and certain investors, dated
	February 25, 2002.

10.27	Employment Agreement between VaxGen	10-K	000-26483	4-01-02	10.27
	and Donald P. Francis, dated as of
	October 2, 2001.

10.28	Employment Agreement between VaxGen	10-K	000-26483	4-01-02	10.28
	and Marc Gurwith, dated as of
	October 28, 2001.

10.29	Sublease Agreement between VaxGen	10-K	000-26483	4-01-02	10.29
	and TSI Communications, dated as of
	September 21, 2001.

10.30	Stock Option Agreement between	10-K	000-26483	4-01-02	10.30
	VaxGen and Lance K. Gordon, dated
	September 6, 2001.

10.31	Assignment Agreement between VaxGen	10-K	000-26483	4-01-02	10.31
	and Celltrion, Inc., dated March 25,
	2002.
76

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.32	Employment Agreement between VaxGen	10-Q	000-26483	5-15-02	10.32
	and Carmen M. Betancourt, dated as
	of January 28, 2002.

10.33	Employment Agreement between VaxGen	10-Q	000-26483	5-15-02	10.33
	and James P. Panek, dated as of
	February 4, 2002.

10.34	Employment Agreement between VaxGen	10-Q	000-26483	5-15-02	10.34
	and Phillip W. Berman, dated as of
	February 7, 2002.

10.35	License Agreement between VaxGen and	10-Q	000-26483	5-15-02	10.35
	Celltrion, dated as of March 25, 2002.

10.36	Sub-License Agreement between VaxGen	10-Q	000-26483	5-15-02	10.36
	and Celltrion, dated as of March 25, 2002.

10.37	Supply Agreement between VaxGen and	10-Q	000-26483	5-15-02	10.37
	Celltrion, dated as of March 25, 2002.

10.38	Amended and Restated License and	8-K	000-26483	7-15-02	99.2
	Supply Agreement between VaxGen,
	Inc., and Genentech, Inc., entered
	into as of May 1, 2002.

10.39	Contract between VaxGen and the	10-Q	000-26483	11-14-02	10.39
	National Institute of Allergy and
	Infectious Diseases, National
	Institutes of Health, under Contract
	No. N01-AI-25494, dated
	September 30, 2002.

10.40	Amendment of contract between VaxGen	10-Q	000-26483	11-14-02	10.40
	and the, National Institutes of
	Health, under Contract No.
	N01-AI-95373, dated September 30, 2002.

10.41	Employment Agreement between VaxGen	10-Q	000-26483	11-14-02	10.41
	and Piers C. Whitehead, dated as of
	July 1, 2002.

10.42	Joint Venture Agreement between	10-Q	000-26483	11-14-02	10.42
	VaxGen and Celltrion, Inc., dated as
	of June 7, 2002.

10.43	License Agreement between VaxGen and	10-Q	000-26483	11-14-02	10.43
	VaxGen-Celltrion, Inc., dated
	June 7, 2002.

10.44	Sub-License Agreement between VaxGen	10-Q	000-26483	11-14-02	10.44
	and VaxGen-Celltrion, Inc., dated
	June 7, 2002.

77

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.45	Consulting Services Agreement	10-Q	000-26483	11-14-02	10.45
	between VaxGen and VaxGen-Celltrion,
	Inc., dated June 7, 2002.

10.46	Contract between VaxGen and the	10-Q	000-26483	11-14-02	10.46
	National Institute of Allergy and
	Infectious Diseases, National
	Institutes of Health, under Contract
	No. N01-AI-95373, dated July 9,
	1999.

10.47	Contract between VaxGen and the	10-Q	000-26483	11-19-03	10.47
	National Institute of Allergy and
	Infectious Diseases, National
	Institutes of Health, under Contract
	No. N01-AI-30053, dated September
	30, 2003.

10.48	2001 Employee Stock Purchase Plan	S-8	333-10811	08-21-03	99.3

10.49	License Agreement between VaxGen and	8-K	000-26483	12-02-03	99.1
	U.S. Army Medical Research Institute
	of Infectious Diseases, dated as of
	October 7, 2003.

10.50	Office and R&D Sublease, dated	8-K	000-26483	12-09-03	99.1
	August 1, 2002, by and between
	Cellegy Pharmaceuticals, Inc. and
	VaxGen, Inc.

10.51	Partnership Agreement between				10.51	X
	VaxGen, Inc. and the
	Chem-Sero-Therapeutic Research
	Institute.

21.1	Subsidiaries				21.1	X

23.1	Consent of KPMG LLP				23.1	X

31.1	Certification				31.1	X

31.2	Certification				31.2	X

32.1	Certification				32.1	X

      (b) Reports on Form 8-K:

A current report on Form 8-K, dated September 30, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 the press release announcing that the Company had been awarded an $80.3 Million NIAID Contract for the advanced development of an Anthrax Vaccine Candidate.

A current report on Form 8-K, dated October 23, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 the press release announcing that the Company was reviewing the accounting treatment for warrants associated with 2001 financing and we may restate certain financial statements.

A current report on Form 8-K, dated November 12, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 the press release announcing the results of the Company’s Phase III HIV Vaccine Trial in Thailand.

A current report on Form 8-K, dated November 14, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 the press release announcing that the Company would restate its financial statements in order to account for the warrants issued in connection with the 2001 financing.

A current report on Form 8-K, dated November 20, 2003, was filed with the Securities and Exchange Commission, reporting under Item 12 the press release announcing our third quarter financial results.

A current report on Form 8-K, dated December 1, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that the Company updated its description of its Business.

A current report on Form 8-K, dated December 2, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 the press release announcing that the Company and Kaketsuken had finalized the commercial terms for smallpox vaccine development.

A current report on Form 8-K, dated December 4, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 the press release announcing that the Company intended to raise $28.7 million through the sale of its common stock pursuant to our Form S-3 shelf registration statement.

A current report on Form 8-K, dated December 8, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 that the Company had commenced the offering of up to 4,100,000 shares of its common stock at $7.00 per share pursuant to its Form S-3 shelf registration statement.

A current report on Form 8-K, dated December 9, 2003, was filed with the Securities and Exchange Commission, filing under Item 7 the Office and R&D Sublease, dated August 1, 2002, by and between Cellegy Pharmaceuticals, Inc. and the Company.

A current report on Form 8-K, dated December 11, 2003, was filed with the Securities and Exchange Commission, reporting under Item 5 the press release announcing that the Company had completed the sale of $28.7 million of its common stock pursuant to our Form S-3 shelf registration statement.

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

By: /s/ Lance K. Gordon —————————————— Lance K. Gordon Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
By: /s/ Carter A. Lee —————————————— Carter A. Lee Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)	March 30, 2004

/s/ Franklin Berger —————————————— Franklin Berger Director	March 30, 2004

/s/ Randall L-W. Caudill —————————————— Randall L-W. Caudill Director	March 30, 2004

/s/ Michel Greco —————————————— Michel Greco Director	March 30, 2004

/s/ William D. Young —————————————— William D. Young Director	March 30, 2004

80