Form 10-K/A
period 2003-12-31
VAXGEN INC
filed 2006-09-26
CIK 1036968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-26483

VaxGen, Inc. (Exact name of registrant as specified in its charter)

Delaware	94-3236309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Marina Blvd., Suite 200 Brisbane, California 94005 (Address of principal executive offices, including zip code)

(650) 624-1000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer   ☐   Accelerated filer   ☒   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2003, as reported on the Nasdaq National Market was $95.9 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2003. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of August 31, 2006 was 33,106,523.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the year ended December 31, 2003, initially filed with the Securities and Exchange Commission on March 30, 2004 (“Original Filing”). This Amendment No. 1 is being filed to restate our consolidated balance sheets at December 31, 2003 and 2002 and the results of operations and of cash flows for each of the three years ended December 31, 2003, as well as the notes related thereto. This Amendment No. 1 also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2003, 2002, 2001 and 2000, which is included in Item 6 and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2003 and 2002, which is included in Item 8. Changes to the Original Filing that are reflected in this Amendment No. 1 are described in the following sections:

Part II

	Item 6.	Selected Financial Data
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9A.	Controls and Procedures

Part IV

	Item 15.	Exhibits and Financial Statement Schedules

We have also updated our Part I disclosure to include a description of our “Recent Financial and Accounting Developments” and “Historical Financial Statements and Status of Audits” but made no further changes to Part I.

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, for an explanation of the restatement contained in this Amendment No. 1.

Significant events occurring through the date of filing of this Amendment No. 1 are described in Note 20, Subsequent Events, included in the notes to our consolidated financial statements in Part II – Item 8 of this Amendment No. 1.

We have made no further changes to the Original Filing to reflect any information or developments subsequent to the date of that filing. Pursuant to Rule 12b-10 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we are filing this Amendment No. 1 on the most current Form 10-K prescribed as of the date of this filing. Except as expressly stated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing. For a more current description of our Business and Risk Factors, you should refer to our Current Report on Form 8-K filed on February 16, 2006 and any subsequent filings we make with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act.

We have not amended any of our other previously filed annual reports; nor have we amended our previously filed quarterly reports affected by the restatement contained in this Amendment No. 1. We do not plan to amend those reports or any other related prior filings. We have amended such financial information herein. Therefore, when considering financial information for 2003, 2002 or 2001, you should rely only on this Amendment No. 1.

PART I

This report includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in the Original Filing under the heading “Additional Business Risks.” Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments. When used in this report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen.

Recent Financial and Accounting Developments

Our consolidated balance sheets at December 31, 2003 and 2002 and our consolidated statements of operations for the three years ended December 31, 2003 are restated in this Amendment No. 1. These restatements principally reflect adjustments which are included in one or more of the following categories:

•	Revenue recognition;

•	Investments in affiliates;

•	Series A preferred stock, warrants and derivatives;

•	Stock-based compensation;

•	Timing issues; and

•	Reclassifications.

In April 2004, we terminated our relationship with our independent registered public accounting firm, KPMG LLP (“KPMG”), and engaged a new independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”). In the course of preparing our consolidated financial statements for the quarter ended March 31, 2004, we reviewed our revenue recognition policy and the appropriateness of that policy with regard to certain government contracts. Historically, we recognized revenue related to certain U.S. government contracts, specifically cost-plus-fixed-fee contracts and cost reimbursement contracts, after completing contract milestones. For such contracts, we deferred all revenues and certain costs related to contract milestones that had not been achieved.

Upon further research, we concluded in July 2004 that our revenue recognition policy was inappropriate under generally accepted accounting principles in the United States of America (“GAAP”) and that it was necessary to restate our previously issued consolidated financial statements. We determined that we should recognize revenues and certain expenses related to our U.S. government cost-plus-fixed-fee contracts as services are performed and that our historical consolidated financial statements should not be relied upon. On July 19, 2004, we announced our intention to restate prior periods’ financial statements to reflect this change. On July 20, 2004, KPMG withdrew its audit opinions for 2003 and 2002 and we then engaged PwC to reaudit our consolidated financial statements for 2003 and 2002. KPMG later informed us it would not consent to the use of its audit opinion for 2001 and we additionally engaged PwC to reaudit our consolidated financial statements for 2001 (collectively “Reaudits”).

In the course of the Reaudits, we concluded that our historical accounting for our 2002 non-cash investment in Celltrion, Inc. (“Celltrion”), a mammalian-cell-culture biomanufacturing facility located in the Republic of Korea, was also not in conformity with GAAP. These restated consolidated financial statements reflect the recording of our investment in Celltrion at fair value and the subsequent recognition of our share of Celltrion’s net losses using the equity method of accounting. Therefore, our restated consolidated balance sheets include substantial assets and liabilities relating to our investment in Celltrion. Historically, we disclosed our non-cash investment in Celltrion in the notes to our consolidated financial statements but we did not record our initial investment in, or activities relating to Celltrion in our consolidated balance sheets, statements of operations or statements of changes in stockholders’ equity. As a result, we determined that we should include the audited financial statements of Celltrion in our annual reports pursuant to Regulation S-X 3-09. Accordingly, during 2005 and 2006, Celltrion, at our request, prepared financial statements for the period from its inception in 2002 to December 31, 2003 in accordance with GAAP, which were audited in accordance with generally accepted auditing standards in the United States of America (“GAAS”).

Additionally, we determined that our previous accounting for our 2001 Series A Mandatorily Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) financing did not reflect certain embedded features of the shares and warrants associated with the Series A Preferred Stock as separate derivative liabilities in our consolidated balance sheets. The warrants and derivatives are now recorded at fair value and revalued quarterly. As of the date of the financing, the Series A Preferred Stock is now recorded net of the original fair values of the warrants and derivatives and related offering costs and is accreted to its redemption value over the three years prior to its mandatory redemption date.

In addition, we adjusted non-cash stock-based compensation resulting from certain option awards primarily due to a 2001 option extension resulting from a data entry error. In addition, in 2002 and 2003, certain option grants, issued to newly hired executives on their respective hire dates in accordance with their employment agreements, were not formally approved by our Board of Directors until the next Board meeting following hire, which resulted in a different measurement date for the options than what had been previously used.

We also identified adjustments to correct the timing of various transactions that were previously presented in incorrect fiscal periods. Our restated consolidated financial statements reflect adjustments for these transactions in the proper fiscal periods. We also reclassified a number of items to conform to our restated 2003 presentation.

The following table sets forth by principal category the effects of the adjustments on our previously reported net loss and net loss per share applicable to common stockholders for the years ended December 31 (in thousands, except per share data):

	2003	2002	2001

Net loss applicable to common stockholders:
Previously reported	$(28,714)	$(49,798)	$(24,531)

Adjustments:
Revenue recognition	10,901	644	—
Investments in affiliates	(7,418)	(972)	—
Series A Preferred Stock, warrants and derivatives	2,960	(3,277)	712
Stock-based compensation	(153)	(108)	(578)
Timing issues	724	(1,191)	235

Total adjustments	7,014	(4,904)	369

Restated	$(21,700)	$(54,702)	$(24,162)

Basic and diluted net loss per share applicable to common stockholders:
Previously reported	$(1.52)	$(3.42)	$(1.73)
Adjustments	0.37	(0.34)	0.02

Restated	$(1.15)	$(3.76)	$(1.71)

For additional information relating to the effect of our restatements, see the following:

•	Item 6.	Selected Financial Data;

•	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Item 8.	Financial Statements and Supplementary Data - Condensed restated consolidated statements of operations data for each of the quarters in 2003 and 2002; and

•	Item 9A.	Controls and Procedures.

Financial information included in reports on Form 10-K, Form 10-K/A, Form 10-Q, Form 10-Q/A and Form 8-K previously filed by us for the years and quarters during the three-year period ending December 31, 2003 should not be relied upon and is superseded by the information in this Amendment No. 1. In addition to the Reaudits, we performed additional analyses and other post-closing procedures to ensure that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

On August 6, 2004, we announced that we had received notification from the Nasdaq Listing Qualifications Panel (“Nasdaq Panel”) that our stock would discontinue trading on the Nasdaq National Market, now the Nasdaq Global Market (“Nasdaq”) effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004. The Nasdaq Panel’s decision to delist our stock was based on our filing delinquency and our determination that previously filed financial statements for the years ended December 31, 2003, 2002 and 2001 should not be relied upon. We intend to apply for relisting on Nasdaq upon filing our delinquent reports. Our common stock is currently quoted on the over the counter (“OTC”) Pink Sheets as VXGN.PK. We cannot give any assurance, however, that we will be able to file a relisting application in a timely manner, or that Nasdaq will approve our relisting application in a timely manner, if at all, when filed. To be eligible for relisting we must meet Nasdaq’s initial listing criteria, and we believe we will need to be in compliance with Section 13 of the Exchange Act. We are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), and may not be able to satisfy the requirements thereof. If the Securities and Exchange Commission (“SEC”) determines that we failed to comply with Section 404 of SOX, we may be deemed to be in violation of Section 13 of the Exchange Act, which could delay our ability to become relisted.

Historical Financial Statements and Status of Audits

Reaudit Process

We have been unable to file all required financial statements with the SEC since March 2004 pending completion of the Reaudits. We believe there has not been any misconduct associated with our failure to file financial statements in a timely manner. We believe that the actions of our management and directors in this regard have been dictated solely by our desire to file financial statements in accordance with GAAP.

PART II

Item 6.      Selected Financial Data

The following selected financial data have been restated to reflect adjustments to our financial statements and should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes to those financial statements, included elsewhere in this Amendment No. 1. The data for 2003, 2002 and 2001 are derived from this Amendment No.1. Certain prior year amounts have been reclassified to conform to our restated 2003 presentation and the net loss for the year ended December 31, 2000 was reduced by $0.5 million as a result of adjustments to correct the timing of various transactions that were previously presented in incorrect fiscal periods. The data for 2000 and 1999 are from the Original Filing and include the results of these adjustments and reclassifications.

	Year Ended December 31,

	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000 (Restated)	1999

	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Research contracts and grants	$28,006	$2,819	$895	$275	$—
Related party services	1,051	392	—	—	—

Total revenues	29,057	3,211	895	275	—

Operating expenses:
Research and development	32,161	27,226	16,993	18,706	18,003
General and administrative	15,988	10,753	11,877	16,756	7,479

Loss from operations	(19,092)	(34,768)	(27,975)	(35,187)	(25,482)
Other income (expense):
Investment income and other	488	2,038	3,255	3,900	2,148
Valuation adjustments	4,499	(4,297)	4,025	—	—
Equity in loss of affiliate	(6,735)	(803)	—	—	—

Total other income (expense)	(1,748)	(3,062)	7,280	3,900	2,148

Net loss before minority interest	(20,840)	(37,830)	(20,695)	(31,287)	(23,334)
Minority interest in loss of subsidiary	1,020	162	—	—	—

Loss before cumulative effect of change in accounting principle	(19,820)	(37,668)	(20,695)	(31,287)	(23,334)
Cumulative effect of change in accounting principle (1)	700	—	—	—	—

Net loss	(19,120)	(37,668)	(20,695)	(31,287)	(23,334)
Charges related to Series A preferred stock	(2,580)	(17,034)	(3,467)	—	—

Net loss applicable to common stockholders	$(21,700)	$(54,702)	$(24,162)	$(31,287)	$(23,334)

Basic and diluted loss per share applicable to common stockholders:
Before cumulative effect of change in accounting principle	$(1.19)	$(3.76)	$(1.71)	$(2.29)	$(2.44)
Cumulative effect of change in accounting principle (1)	0.04	—	—	—	—

Basic and diluted loss per share applicable to common stockholders	$(1.15)	$(3.76)	$(1.71)	$(2.29)	$(2.44)

Weighted average shares used in computing basic and diluted loss per share applicable to common stockholders	18,916	14,567	14,145	13,636	9,568

(1) Cumulative effect of change in accounting principle for the year ended December 31, 2003 relates to our adoption of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

	December 31,

	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000 (Restated)	1999

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$28,685	$22,932	$47,880	$47,994	$70,534
Working capital	21,056	6,868	41,358	47,883	68,213
Property and equipment	18,517	5,429	3,020	3,202	2,856
Investment in affiliate	34,561	38,513	—	—	—
Total assets	94,464	75,945	53,184	56,508	75,225

Derivative liabilities	3,407	8,606	4,309	—	—
Obligation to related party, non-current	31,540	34,115	—	—	—
Minority interest of subsidiary	5,818	6,838	—	—	—
Series A preferred stock	—	1,232	7,174	—	—
Total stockholders’ equity	41,222	13,489	37,673	51,589	71,150

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We are a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. Our business strategy focuses on the development and commercialization of biologic products to counter potential bioterrorism threats, principally vaccines against inhalation anthrax and smallpox.

We were incorporated in 1995 and formed to complete the development of an investigational recombinant protein vaccine (“AIDSVAX”) intended to prevent infection by human immunodeficiency virus (“HIV”). In 2002, we broadened our product development portfolio to also include biodefense vaccines. From inception through September 30, 2003, we were a development stage enterprise and our financial statements during that period were prepared in conformity with GAAP governing development stage enterprises.

Anthrax Vaccine

In September 2002, we were awarded a contract from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a new anthrax vaccine candidate and to create a feasibility plan for how we would manufacture an emergency stockpile of 25 million doses of the vaccine (“2002 Anthrax Contract”). As of the date of this report, the period of performance of the 2002 Anthrax Contract is from September 30, 2002 through December 31, 2006. Under the 2002 Anthrax Contract, $20.9 million has been awarded to develop the vaccine candidate initially developed by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), which is intended to combine the safety benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax Protective Antigen (“PA”). During the year ended December 31, 2003, we recognized $16.4 million in revenue relating to this first contract.

On September 30, 2003, NIAID awarded us a second contract valued at $80.3 million (“2003 Anthrax Contract”) for the advanced development of our anthrax vaccine candidate (and, together with the 2002 Anthrax Contract, “NIAID Contracts”). This contract is intended to fund development through manufacturing scale-up, validation and completion of two Phase 2 clinical studies, which will support the filing of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”). As of the date of this report, the period of performance for the 2003 Anthrax Contract is from September 30, 2003 through September 29, 2007. During the year ended December 31, 2003, we recognized $4.8 million in revenue relating to the 2003 Anthrax Contract.

During the year ended December 31, 2003, we incurred total costs of $21.8 million associated with research and development for the NIAID Contracts. We expect to incur additional costs related to this program of $30 million to $32 million during 2004 and estimate total costs of $60 million to $62 million thereafter to complete the project. Additional steps required to support a BLA filing not covered by the 2003 Anthrax Contract include a large-scale safety study and may include other clinical trials.

Smallpox Vaccine

In December 2002, we announced that we entered into an initial agreement with Chemo-Sero Therapeutic Research Institute (“Kaketsuken”) of Japan that allows us to begin development of Kaketsuken’s attenuated smallpox vaccine (“LC16m8”) for use in the United States, subject to approval by the FDA. In December 2003, we entered into an agreement with Kaketsuken (“LC16m8 Agreement”), under which we have licensed from Kaketsuken the exclusive commercial rights to use, develop and sell the LC16m8 smallpox vaccine in the United States. The LC16m8 Agreement also provides us with a right of first refusal for the exclusive development and commercialization rights to LC16m8 in Europe and certain rights of negotiation for the co-commercialization of LC16m8 with Kaketsuken in any territory other than the United States, Europe and Asia.

During the year ended December 31, 2003, we incurred total costs of $1.8 million in research and development costs associated with the smallpox vaccine program. To date, costs associated with this program have been for internal labor costs and pre-clinical studies. In 2004, 2005 and 2006, we expect to spend $12 to $14 million primarily for additional pre-clinical activities and for costs associated with conducting a multi-center Phase 1 clinical trial. Results from pre-clinical studies continue to support our belief that LC16m8 may provide a safer yet effective alternative to conventional smallpox vaccines. These results, however, are insufficient to support licensure, and we will be required to demonstrate safety and effectiveness in additional clinical and animal studies in the United States in order to obtain FDA approval. Cost estimates to fund this program beyond 2006 are presently not known and will depend on the risks described in “Future Product Development Activities” below.

HIV Vaccines:  AIDSVAX

We were formed to develop and commercialize AIDSVAX, a vaccine candidate designed to prevent infection by HIV. We completed two large-scale Phase 3 clinical trials of two formulations for AIDSVAX. Results of both trials, which were announced in 2003, indicated that there was not a statistically significant reduction of HIV infection within the study population as a whole, which was the primary endpoint of each trial.

Beginning in 2002, we utilized the expertise and infrastructure developed through the AIDSVAX program to broaden our business and refocus our efforts on the development of biodefense vaccines and large-scale manufacturing operations.

In the fourth quarter of 2003, we were awarded a grant from National Institutes of Health (“NIH”), through SAIC-Frederick, Inc, a subsidiary of Science Applications International Corporation under contract with the National Cancer Institute, for $3.7 million to complete certain activities related to both Phase 3 clinical trials. Additionally, we obtained funding from NIH, through the Foundation for the National Institutes of Health, Inc., also for the purpose of completing certain activities related to both Phase 3 clinical trials. We cannot be certain whether or when we will obtain additional funding to continue to develop AIDSVAX or be able to fully utilize available funding.

In September 2002, we were awarded a task order of $1.0 million to provide AIDSVAX under a supply contract to develop HIV vaccines for a Phase 3 clinical trial in Thailand funded by NIAID and conducted by the Walter Reed Army Institute of Research (“WRAIR”). There were two options that, if and when exercised by NIAID, would increase the contract award to a total of $3.3 million. In February 2003, NIAID exercised the first option to take delivery of the first two-thirds of the vaccine supply. In April 2003, NIAID exercised its second option for the remaining balance. For the year ended December 31, 2003, we recognized $3.3 million in revenue related to this contract. WRAIR began enrolling volunteers during the fourth quarter of 2003 and will combine our AIDSVAX B/E vaccine with ALVAC, an HIV vaccine candidate being developed by Aventis Pasteur.

For the year ended December 31, 2003, we incurred total costs of $7.0 million towards the research and development of AIDSVAX. The most significant research and development costs incurred for the development of AIDSVAX include: the costs to conduct the Phase 3 clinical trials, the cost of the clinical materials, the costs associated with the laboratory activities required to support the trials, the advanced development of our manufacturing process, the establishment of a regulatory and quality systems group to support the possible licensure of the products and the costs to refine the manufacturing process of the vaccine. In 2003, we ceased almost all of our development efforts for AIDSVAX.

Investment in Celltrion

Celltrion was formed in 2002 to build and operate a mammalian-cell-culture biomanufacturing facility in Incheon, Republic of Korea. As a part of the initial capitalization of Celltrion, we made an in-kind contribution to Celltrion of the license and sub-license of certain cell culture technology used for the manufacture of pharmaceutical products. Under the terms of the Celltrion Joint Venture Agreement (“JVA”), dated February 25, 2002, between us and Nexol Biotech Co., Ltd., Nexol Co., Ltd. (“Nexol”), Korea Tobacco & Ginseng Corporation and J. Stephen & Company Ventures Ltd. (together, “Korean Investors”), we received 7.8 million shares of Celltrion common stock for this contribution, representing approximately half of the then outstanding equity. In March 2002, we entered into a Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion.

The manufacturing facility in Incheon, which is operated and financed by Celltrion, includes 50,000 liters of bioreactor capacity on approximately 48 acres of land, with an additional 150,000-liter expansion expected to be completed by 2009. The Incheon facility will utilize mammalian-cell-culture technology to manufacture biopharmaceutical products including monoclonal antibodies and therapeutic proteins.

Future Product Development Activities

We cannot reasonably estimate the nature, timing and the ultimate cost of completing product development projects due to the numerous risks and uncertainties associated with developing vaccines, including:

•	intense and changing governmental regulation, both foreign and domestic, and social and political considerations with respect to drug development, particularly bioterrorism;

•	the fact that the anthrax and smallpox vaccine projects are still under development and that we have only limited experience in developing vaccines;

•	the uncertainty of future preclinical and clinical study results and the uncertainty of the timing of enrolling volunteers in vaccine trials, particularly in large scale clinical vaccine trials enrolling numerous volunteers in multiple cities and in various countries;

•	the possibility of delays in the collection of clinical trial data;

•	uncertainties related to our subsidiary, VaxGen-Celltrion, Inc. (“VCI”) manufacturing facilities; and

•	various risks related to our reliance upon third parties, including government entities.

For a more current description of our Risk Factors, you should refer to our Form 8-K filed on February 16, 2006.

Subsequent Events

See Subsequent Events in Note 20 to the consolidated financial statements for more information regarding events occurring after December 31, 2003.

Anthrax Vaccine

In November 2004, the Office of Public Health Emergency and Preparedness (“OPHEP”) awarded us a contract valued at $877.5 million to provide 75 million doses of our recombinant Protective Antigen anthrax vaccine candidate, rPA102, to the U.S. government’s Strategic National Stockpile (“SNS”) for civilian defense (“SNS Contract”). The SNS Contract calls for us to provide 25 million doses of our rPA anthrax vaccine to the SNS within two years of the award and a total of 75 million doses within three years. The SNS Contract also includes up to an additional $69 million in cost-plus-fixed-fee task orders, which may be awarded at the government’s discretion. Prior to commencement of deliveries, we are required to generate certain data intended to permit the use of the product in response to an emergency. We recover only a portion of the development costs associated with this work from our NIAID Contracts. After we begin deliveries of the vaccine, the SNS Contract requires that we pursue FDA licensure and, therefore, that we incur certain additional development costs that are not covered by the NIAID Contracts, including a large-scale Phase 3 safety study and that may include additional non-clinical and clinical trials. For the remainder of the 5-year contract, we are required to maintain active manufacturing operations and provide stockpile-related services.

In December 2004, we received official notification from NIAID indicating that we had substantially met the program requirements associated with all Milestones under the 2002 Anthrax Contract. In December 2004, NIAID notified us of its intent to terminate, for its convenience, a portion of the 2003 Anthrax Contract and redirect the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities which we had subcontracted to a fill/finish service provider. In March 2006, we agreed to pay this service provider for costs relating to the termination of the subcontract, which are not reimbursable under the terms of our 2003 Anthrax Contract. We estimate our net liability with respect to this subcontract to be approximately $1.5 million. In connection with the 2003 Anthrax Contract, we have completed manufacturing scale-up and one Phase 2 trial. We expect to commence a second Phase 2 trial and validation in 2006. In connection with the SNS Contract, we previously estimated that we would be prepared to deliver a validated recombinant anthrax vaccine to the Department of Health and Human Services (“HHS”) in the fourth quarter of 2006. This was an update to our guidance throughout most of 2005 that we expected to initiate deliveries starting in the first half of 2006. The shift in timeline was largely due to evolving regulatory requirements and company-directed product enhancements, which will be incorporated into the manufacture of vaccine used in our forthcoming second Phase 2 trial and for supplies to the SNS.

In May 2006, we received a unilateral contract modification from the HHS related to the SNS Contract. The contract modification extends the deadlines by which we are required to complete various milestones and imposes additional requirements for the clinical and non-clinical studies to be completed prior to the initiation of vaccine deliveries to the SNS. We are also required, under the modified contract, to initiate deliveries no later than November 2008. We estimate that meeting these new requirements will delay the initiation of deliveries to the stockpile to the end of 2007 at best and more likely into 2008. The modification’s new requirements and the resulting delivery delays will increase our cost of contract performance and postpone revenue recognition and cash collections, which will be triggered by delivery of the vaccine to the stockpile. We are urging the HHS to reconsider its decision and either accept deliveries of our recombinant anthrax vaccine candidate according to the terms of the original contract or provide appropriate financial compensation for the new requirements. In parallel, we are pursuing legal remedies that we anticipate could result in a more equitable price for the vaccine candidate upon its delivery and acceptance to the stockpile.

Smallpox Vaccine

An amendment and restatement to the LC16m8 Agreement, effective October 10, 2005, primarily extended the deadline for filing a BLA to December 2008. The clinical portion of the Phase 1 study was completed in the second quarter of 2006. Our analysis of the results and discussions of the results with the FDA are ongoing.

HIV Vaccines: AIDSVAX

We continue to provide non-financial support to a clinical trial in Thailand sponsored by the United States Army and NIAID. In January 2006, we entered into a Materials Transfer and Licensing Agreement with Global Solutions for Infectious Diseases (“GSID”), a 501(c)(3) entity established by certain former officers of VaxGen, under which GSID will analyze data and samples collected through AIDSVAX clinical trials. GSID’s ultimate goal is to develop novel HIV vaccine candidates to which we will have certain rights.

Series A Warrants

On May 23, 2001, we sold 20,000 shares of Series A Preferred Stock and issued common stock purchase warrants (“Series A Warrants”). We did not file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, we suspended the use of our registration statement on Form S-3 covering the resale of 655,078 shares of common stock issuable upon exercise of the Series A Warrants. As a result of the suspension of the registration statement, the Series A Warrants became redeemable for cash at the option of the Series A Warrant holders and we became liable for monthly cash penalty payments to the Series A Warrant holders. For the period from May 17, 2004 to September 21, 2004, we paid $0.8 million in cash penalty payments to the holders of the Series A Warrants. On September 21, 2004, we estimated that the fair value of the Series A Warrants and the associated derivative liabilities was $14.4 million due to the increased probability that we would be required to settle the Series A Warrants in cash. On September 21, 2004, we exchanged the Series A Warrants pursuant to section 3(a)(9) of the Securities Act of 1933, as amended (“Securities Act”), for warrants to purchase a total of 1,146,388 shares of common stock, exercisable until September 21, 2005, at an exercise price of $0.01 per share (“$0.01 Warrants”), and warrants to purchase a total of 655,078 shares of common stock, exercisable until September 21, 2007, at an exercise price of $16.00 per share (“$16.00 Warrants” and, together with the $0.01 Warrants, “Exchange Warrants”). In connection with the exchange, the agreements governing the Series A Warrants were terminated. The $0.01 Warrants were exercised by the end of January 2005. As a result of the surrender and exchange of the Series A Warrants, we are no longer subject to monthly cash penalty payments and the holders of the Exchange Warrants do not have cash redemption rights related to the Exchange Warrants.

Investment in Celltrion

The initial build-out of the Celltrion facility was completed in July 2005 and validation of the facility to U.S. current Good Manufacturing Practices (“cGMP”) standards is ongoing.

Under the terms of the JVA, as amended on December 30, 2004, between VaxGen and the Korean Investors (“Revised JVA”), Celltrion is managed by a Board of Directors composed of six individuals. Nexol Biotech Co. Ltd. and VaxGen are each entitled to hold two seats and together are entitled to appoint a Representative Director of Celltrion. The Revised JVA entitles us to hold two Board seats and appoint a Representative Director for as long as we retain two-thirds of our initial shareholdings in Celltrion. The Revised JVA also provides for future capitalization of Celltrion, including the possible sale of additional stock to new investors. The laws of the Republic of Korea govern the JVA and the Revised JVA.

In 2002, Celltrion provided partial funding towards our subsidiary, VCI, which owns the equipment and leasehold improvements in a California-based manufacturing facility in which we produce the recombinant protein for our anthrax vaccine candidate. On December 30, 2004, we exercised our right to acquire all of Celltrion’s shares in VCI for $7.7 million, making us the sole stockholder in VCI. At that time, we also entered into various transactions pertaining to our ownership of Celltrion and our contractual obligations to Celltrion, including:

•	a Termination Agreement by and between VaxGen and Celltrion;

•	a Surrender Agreement by and between VaxGen and the Korean Investors (“Surrender Agreement”); and

•	a Technical Support and Services Agreement by and between VaxGen and Celltrion.

The Termination Agreement provided for the termination of the Supply Agreement, the License Agreement and the Sub-License Agreement, all dated March 25, 2002, by and between Celltrion and us. The Surrender Agreement provided for the return by us of 2.0 million shares of common stock of Celltrion, out of the 7.8 million shares originally issued to us. In exchange for reducing our ownership in Celltrion, we have no future obligation to transfer our technology to Celltrion or to provide additional technical support to Celltrion. Celltrion has the right to continue to use certain technology previously transferred to it by us and may purchase future technical support and certain services from us under the Technical Support and Services Agreement.

In June 2005, Celltrion entered into an agreement to manufacture certain biologic products being developed by Bristol-Myers Squibb Co. Production of Bristol-Myers Squibb products, which Celltrion plans to manufacture according to cGMP standards, is expected to utilize a significant portion of Celltrion’s existing bioreactor capacity.

In September 2005, we entered into agreements to raise $15.1 million in gross proceeds through the sale of 1.2 million of our shares in Celltrion to a group of Korean investors. In 2005, we received $12.4 million of the gross proceeds from the transaction. We received the remaining proceeds in the first quarter of 2006. In June 2006, we entered into agreements regarding the potential sale of all of our remaining shares in Celltrion to Nexol and affiliates of Nexol. In June 2006, we received $79 million of gross proceeds from the sale of 3.6 million of our Celltrion shares. During the remainder of 2006, the buyers of these shares have the option to purchase the remainder of our Celltrion investment of up to 2.2 million shares at 22,000 Korean Won per share, equivalent to approximately $50 million at the exchange rate on June 30, 2006. As a result of equity capital raised by Celltrion since its inception and these transactions, our ownership share in Celltrion was 8% as of August 31, 2006. In addition, as a result of the sale of the 3.6 million shares, we are no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. In September 2006, the Revised JVA was terminated.

Korean investors and bankers are providing the funding necessary to design, construct, validate and operate Celltrion’s Incheon facility. We are not obligated to provide funding to Celltrion.

Delisting Status

On August 6, 2004, we announced that we had received notification from the Nasdaq Panel that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. The Nasdaq Panel’s decision to delist our stock was based on our filing delinquency and our determination that previously filed financial statements for the years ended December 31, 2003, 2002 and 2001 should not be relied upon. We intend to apply for relisting on Nasdaq upon filing our delinquent reports. Our common stock is currently quoted on the OTC Pink Sheets as VXGN.PK.

Need for Additional Capital

As of December 31, 2003, we did not have financing sufficient for continued operations. We plan to review alternatives to obtain additional financing and to increase revenues by procuring future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers. The Reaudits, the resulting restatement of previously filed SEC reports and the delisting of our common stock may have an adverse impact on whether financing will be available or whether it will be available on terms that we will accept.

              Equity Financings

In November 2004, we completed a private placement of 3 million shares of common stock at $13.25 per share to a group of institutional investors raising net proceeds of $37.5 million. In February 2006, we completed a private placement of 3.5 million shares of common stock at $7.70 per share to a group of institutional investors raising net proceeds of $25.3 million. We also issued to the investors five-year warrants initially exercisable to purchase 0.7 million shares of common stock at an exercise price of $9.24 per share. Additional shares may be issuable upon the exercise of the warrants, subject to performance milestones related to our ability to file our delinquent periodic reports under the Exchange Act. As part of the February 2006 private placement, we agreed to register for resale both the shares and the shares of common stock issuable upon exercise of the warrants. We are required to file a registration statement with the SEC within 30 days of becoming current in our reporting requirements under the Exchange Act. We may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares and shares issuable upon exercise of the warrants (a) if the registration statement is not filed on or prior to 30 days of when we become current in our reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations.

              Convertible Senior Subordinated Notes

In April 2005, we raised aggregate net proceeds of $31.5 million through a private placement of 5-1/2% Convertible Senior Subordinated Notes (“Notes”) due April 1, 2010. The Notes require semi-annual payments of interest in cash at a rate of 5-1/2%; convert, at the option of the holder, into our common stock at an initial conversion price of $14.76 per share subject to adjustment; convert, at our option, into common stock if our common stock reaches a price of $22.14 per share; will be provisionally redeemable at our option for a redemption price of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus an interest make-whole payment, under certain circumstances, including among others, that the closing price of our common stock has exceeded $22.14 per share, subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days; and constitute our senior subordinated obligations. At our option, we may redeem the Notes for face value plus accrued interest and an interest make-whole payment. If there shall have occurred on or prior to the stated maturity of the Notes a change in control, the holders of the Notes may require us to repurchase the Notes and pay a make-whole premium to the holders of the Notes.

              Obligation to Register Shares

Pursuant to the Notes, we have agreed to register the shares issuable upon conversion of the Notes for resale under the Securities Act. We have agreed to file with the SEC a registration statement (“Registration Statement”) with respect to these shares no later than thirty days following (“Filing Date”) the first date we become current in our reporting requirements under the Exchange Act and to use our best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC no later than 90 days after the Filing Date, (2) in the event of a review by the SEC, no later than 120 days after the Filing Date (the earlier of (1) and (2), “Required Effective Date”).

We will be liable for liquidated damages under the following circumstances (“Defaults”):

•	if the Registration Statement is not filed on or before the Filing Date;

•	if the Registration Statement is not declared effective by the SEC on or prior to the Required Effective Date; or

•	if the Registration Statement (after its effectiveness date) ceases to be effective in certain circumstances.

In the event of a Default, we shall pay as liquidated damages, for each 30-day period of a Default, an amount in cash equal to 1% of the principal amount until the applicable failure has been cured. The liquidated damages payable under the Stock Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a Registration Default.

              Class Action Suit and Derivative Suit

In May 2005, the United States District Court for the Northern District of California dismissed with prejudice the class action lawsuit (No. C03-01129 JSW) filed against us in March 2003.

We also settled the shareholder’s derivative lawsuit that had been filed following the February 2003 announcement by us of clinical trial results relating to our AIDSVAX product. Under the terms of the settlement, we agreed to pay $0.5 million to the derivative plaintiffs to cover attorneys’ fees, and we agreed to make certain changes in our disclosure practices and procedures. The settlement was approved by the court in September 2005.

              Other

On May 26, 2004, at the 2004 Annual Meeting of Stockholders, the stockholders approved an increase in the number of shares authorized for issuance under the VaxGen 2001 Employee Stock Purchase Plan from 0.6 million to 1.0 million shares.

On August 8, 2005, at a special meeting of stockholders, the stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 40 million shares to 65 million shares.

In September 2005, the Compensation Committee of our Board of Directors approved a contingent bonus program for employees participating in our employee stock purchase plan (“ESPP”). Under this program, a bonus would be payable to ESPP participants in the event the ESPP was terminated by us. In November 2005, we terminated the ESPP and the bonus therefore became payable. Payment of this bonus was contingent upon the successful completion of a financing subsequent to the termination of the ESPP and was available only to individuals who were employees at the time of the bonus payment. Accordingly, in November 2005, we recorded an expense of $3.2 million for the estimated cost of this bonus program. In the first quarter of 2006, we paid employees in satisfaction of this bonus program.

Recent Financial and Accounting Developments

In April 2004, we terminated our relationship with our independent registered public accounting firm, KPMG, and engaged a new independent registered public accounting firm, PwC. In the course of preparing our consolidated financial statements for the quarter ended March 31, 2004, we reviewed our revenue recognition policy and the appropriateness of that policy with regard to certain government contracts. Historically, we recognized revenue related to certain U.S. government contracts, specifically cost-plus-fixed-fee contracts and cost reimbursement contracts, after completing contract milestones. For such contracts, we deferred all revenues and certain costs related to contract milestones that had not been achieved.

Upon further research, we concluded in July 2004 that our revenue recognition policy was inappropriate under GAAP and that it was necessary to restate previously issued consolidated financial statements. We determined that we should recognize revenues and certain expenses related to our U.S. government cost-plus-fixed-fee contracts as services are performed and that our historical consolidated financial statements should not be relied upon. On July 19, 2004, we announced our intention to restate prior periods’ financial statements to reflect this change. On July 20, 2004, KPMG withdrew its audit opinions for 2003 and 2002, and later informed us it would not consent to the use of its audit opinion for 2001. Therefore, we engaged PwC to reaudit our consolidated financial statements for 2003, 2002 and 2001.

In the course of the Reaudits, we concluded that our historical accounting for our 2002 non-cash investment in Celltrion, a mammalian-cell-culture biomanufacturing facility located in the Republic of Korea, was also not in conformity with GAAP. Our restated consolidated financial statements reflect the recording of our investment in Celltrion at fair value and the subsequent recognition of our share of Celltrion’s net losses using the equity method of accounting. Therefore, our restated consolidated balance sheets include substantial assets and liabilities relating to our investment in Celltrion. Historically, we disclosed our non-cash investment in Celltrion in the notes to our consolidated financial statements but we did not record our initial investment in or activities relating to Celltrion on our consolidated balance sheets, statements of operations or statements of changes in stockholders’ equity. As a result, we determined that we should include the audited financial statements of Celltrion in our annual reports pursuant to Regulation S-X 3-09. Accordingly, during 2005 and 2006, Celltrion, at our request, prepared financial statements for the period from its inception in 2002 to December 31, 2003 in accordance with GAAP, which were audited in accordance with GAAS.

Additionally, we determined that our previous accounting for our 2001 Series A Mandatorily Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) financing did not reflect certain embedded features of the shares and warrants associated with the Series A Preferred Stock as separate derivative liabilities on our consolidated balance sheets. The warrants and derivatives are now recorded at fair value and revalued quarterly. As of the date of the financing, the Series A Preferred Stock is now recorded net of the original fair values of the warrants and derivatives and related offering costs and is accreted to its redemption value over the three years prior to its mandatory redemption date.

In addition, we adjusted non-cash stock-based compensation resulting from certain option awards primarily due to a 2001 option extension resulting from a data entry error. In addition, in 2002 and 2003, certain option grants, issued to newly hired executives on their respective hire dates in accordance with their employment agreements, were not formally approved by our Board of Directors until the next Board meeting following hire, which resulted in a different measurement date for the options than what had been previously used.

We also identified adjustments to correct the timing of various transactions that were previously presented in incorrect fiscal periods. Our restated consolidated financial statements reflect adjustments for these transactions in the proper fiscal periods. We also reclassified a number of items to conform to our restated 2003 presentation.

Our consolidated balance sheets at December 31, 2003, 2002 and 2001 and our consolidated statements of operations for the years then ended are restated in this Amendment No. 1. These restatements principally reflect the adjustments described below and are included in one or more of the following categories:

–	Revenue recognition. Revenues and certain expenses related to our U.S. government cost-plus-fixed-fee contracts are recognized as the services are performed. Previously, we recognized these revenues and expenses after completing contract milestones. Additionally, fees for services rendered by us for Celltrion, an equity method investee, are recognized as revenues. Previously, we accounted for a pro-rata portion of the fees as reductions to operating expenses based upon our percentage ownership interest in Celltrion.

–	Investments in affiliates. The 2002 non-cash investment in Celltrion is recorded at fair value and our share of Celltrion’s net losses is reflected using the equity method of accounting. Translation adjustments resulting from changes in foreign currency exchange rates relating to Celltrion are reported as a component of other comprehensive income. In addition, the effects of Celltrion’s equity transactions are reflected in additional paid-in capital. Previously, we disclosed our non-cash investment in Celltrion in the notes to our consolidated financial statements but did not record our initial investment in or activities relating to Celltrion in our consolidated balance sheets, statements of operations or statements of changes in stockholders’ equity. In addition, because we effectively controlled the operations of our subsidiary, VCI, our consolidated financial statements now include our accounts and those of VCI from its inception in June 2002 and reflect Celltrion’s minority interest ownership in VCI. Previously, we accounted for VCI under the equity method from June 2002 through the first quarter of 2003 after which we began to consolidate VCI. We also entered into financial instruments with Celltrion by which Celltrion provided us with a purchase option to purchase their ownership interest in VCI (“VCI Purchase Option”). The VCI Purchase Option is included in other assets. Previously, we did not record an asset relating to the VCI Purchase Option.

–	Series A Preferred Stock, warrants and derivatives. Our Series A Preferred Stock includes certain embedded features that are accounted for as a separate embedded derivative liability which is maintained at its fair value. Previously, these features were not separated from the Series A Preferred Stock and therefore were not accounted for as derivatives. The resulting non-cash accretion to redemption charges relating to the Series A Preferred Stock are now larger than previously reported. In addition, the warrants issued in conjunction with the Series A Preferred Stock have been revalued to account for embedded features including potential premium cash redemptions and liquidated damages related to registration rights.

–	Stock-based compensation. Adjustments were made to reflect the recognition of certain non-cash stock-based compensation resulting from option awards primarily due to a 2001 option extension resulting from a data entry error. In addition, in 2002 and 2003, certain option grants, issued to newly hired executives on their respective hire dates in accordance with their employment agreements, were not formally approved by our Board of Directors until the next Board meeting following hire, which resulted in a different measurement date for the options than what had been previously used.

–	Timing issues. During the Reaudits, we identified transactions that were previously presented in incorrect fiscal periods. The adjustments we recorded principally represented reversals of prepaid expenses, accruals or reserves that were recorded in periods for which inadequate evidential support existed to maintain those balances. The restated financial statements reflect these transactions in the proper fiscal periods.

–	Reclassifications. We reclassified a number of items in 2002 and 2001 to conform to our restated 2003 presentation. For example, certain overhead costs have been reclassified from general and administrative expense to research and development expense in all periods presented.

For additional details on the restatements, see Note 2 to the consolidated financial statements.

The following table sets forth by principal category the effects of the adjustments on our previously reported net loss and net loss per share applicable to common stockholders for the years ended December 31 (in thousands, except per share data):

	2003	2002	2001

Net loss applicable to common stockholders:
Previously reported	$(28,714)	$(49,798)	$(24,531)

Adjustments:
Revenue recognition	10,901	644	—
Investments in affiliates	(7,418)	(972)	—
Series A Preferred Stock, warrants and derivatives	2,960	(3,277)	712
Stock-based compensation	(153)	(108)	(578)
Timing issues	724	(1,191)	235

Total adjustments	7,014	(4,904)	369

Restated	$(21,700)	$(54,702)	$(24,162)

Basic and diluted net loss per share applicable to common stockholders:
Previously reported	$(1.52)	$(3.42)	$(1.73)
Adjustments	0.37	(0.34)	0.02

Restated	$(1.15)	$(3.76)	$(1.71)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 3 to the consolidated financial statements. Our discussion and analysis of our operating results and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances; we review our estimates on an ongoing basis. While we believe our estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made. We believe that our critical accounting estimates have the following attributes: (1) we are required to make judgments and assumptions about matters that are uncertain at the time of the estimate; (2) our use of reasonably different assumptions would change our estimates and (3) changes in estimates could have a material effect on our financial condition or results of operations. Our estimates, particularly estimates of the fair value of the common stock purchase warrants issued to our Series A Preferred Stock investors, the fair value of the Series A Preferred Stock embedded derivatives and the fair value of the VCI Purchase Option, have changed significantly from period to period and we expect that such estimates will continue to fluctuate in future periods. Application of the following critical accounting policies and estimates requires us to exercise judgments that affect our financial statements.

Revenue Recognition

Substantially all of our revenues relate to written cost-plus-fixed-fee contractual arrangements with agencies of the U.S. government. Revenue is recognized as work is performed, based on allowable actual costs incurred. We generally issue invoices on a monthly basis. Under cost-plus-fixed-fee contracts, we are reimbursed for allowable costs and receive a fixed fee, which is negotiated and specified in the contract. Revenues for the fixed fee portion are recognized when milestones are achieved and accepted by the customer. Contract costs include direct and indirect research and development costs and allowable indirect general and administrative expenses. Our U.S. government contracts and subcontracts are subject to annual audit, various profit and cost controls and standard provisions for termination at the convenience of the U.S. government. The U.S. government does not adhere to any firm schedule with respect to its conduct of these audits. Such audits include both an audit of our indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. Our direct and indirect contract costs have been audited by and settled with the U.S. government through the year ended December 31, 2003 with minimal audit adjustments.

We are subject to various statutes and regulations governing government contracts. These statutes and regulations carry substantial penalty provisions, including suspension or debarment from government contracting or subcontracting for a period of time, if we are found to have violated any of these regulations. We carefully monitor all of our contracts and contractual efforts to minimize the possibility of any violation of these regulations.

Valuation of Derivative Instruments

We value certain embedded features and warrants we have issued in connection with our Series A Preferred Stock financing as derivative liabilities. We estimate the fair value of our derivative liabilities each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in our consolidated statements of operations. At December 31, 2003, we estimated the fair value of the Series A Warrants and the associated derivative liabilities to be $3.4 million. We did not file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, our registration statement on Form S-3 covering the resale of 655,078 shares of common stock issuable upon exercise of the Series A Warrants was suspended. Pursuant to the suspension of the registration statement, the Series A Warrants became redeemable for cash at the option of the Series A Warrant holders and we became liable for monthly cash penalty payments to the Series A Warrant holders.

Fair Value of the VCI Purchase Option

In 2002, Celltrion entered into financial instruments with us to provide us with an option to purchase their ownership interest in VCI. We recorded the financial instruments at an estimated fair value of $3.6 million. We used the cost saving approach based on the probability weighted present value of our financing cost savings to value the financial instruments. There were no other-than-temporary declines in value recorded; therefore, the carrying value was not adjusted until our July 1, 2003 adoption of FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). At that time, we estimated the financial instruments’ current fair value and, in accordance with FAS 150, accounted for the $0.7 million change in fair value as a cumulative effect of a change in accounting principle. Thereafter, the financial instruments shall be measured at estimated fair value with changes recognized in the statements of operations.

Clinical Trial Accruals

We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods. The amounts accrued for clinical trials in this Amendment No. 1 are not expected to require adjustment but we could experience more variability in our estimates in future periods.

Accounting for Income Taxes

We account for income taxes using the liability method under which deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Litigation

As of December 31, 2003, we had legal contingencies that had a high degree of uncertainty. When a contingency becomes probable and reasonably estimable, a reserve is established. Lawsuits have been filed against us for which we do not consider the liabilities to be probable or reasonably estimable. Consequently, no reserves have been established for these matters as of December 31, 2003. If future litigation or the resolution of existing matters results in liability to us, such liability could have a significant impact on our future results and liquidity.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2003, 2002 and 2001

Revenue

	Year Ended December 31,			Annual Percent Change

	2003 (Restated)	2002 (Restated)	2001 (Restated)	2003/2002	2002/2001

	(in thousands)
Research contracts and grants	$28,006	$2,819	$895	893%	215%
Related party services	1,051	392	—	168%	*

Total revenues	$29,057	$3,211	$895	805%	259%

* Calculation not meaningful.

Total revenues increased to $29.1 million in 2003 and to $3.2 million in 2002 due primarily to an increase in activities related to our NIAID Contracts and from increased services performed for our affiliate.

Revenues from research contracts and grants for the year ended December 31, 2003 consisted principally of:

•	Contract revenues of $21.2 million recognized on our NIAID Contracts to develop our rPA102 anthrax vaccine candidate. The $19.9 million increase over 2002 is related to $15.1 million for a full year of development work in 2003 on the 2002 Anthrax Contract, relative to work initiated during the fourth quarter of 2002. Additionally, we recognized revenue of $4.8 million for one quarter of work in 2003 on the 2003 Anthrax Contract, including $2.7 million for reimbursement of the cost of product liability insurance;

•	Grant revenues of $2.4 million from a grant funded by NIH through SAIC-Frederick, Inc., to complete certain 2003 activities related to the AIDSVAX clinical trials;

•	Grant revenues of $1.1 million from two NIAID-funded Small Business Innovation Research (“SBIR”) grants. The $0.5 million increase over 2002 is primarily related to a new SBIR grant in 2003; and

•	Revenues of $3.3 million from the Walter Reed Army Institute of Research (“WRAIR”) under a new 2003 grant.

Revenues from research contracts and grants for the year ended December 31, 2002 consisted principally of:

•	Contract revenues of $1.3 million recognized on the start-up, in the fourth quarter, of the 2002 Anthrax Contract;

•	Revenues of $0.9 million from a collaborative agreement with BBI Biotech Research Laboratories, Inc. (“BBI Biotech”); and

•	Grant revenues of $0.6 million from the start-up of NIAID-funded SBIR grants.

Revenues of $0.9 million for the year ended December 31, 2001 primarily consisted of funds received as reimbursements under a collaborative agreement with BBI Biotech.

Related party services revenues for the years ended December 31, 2003 and 2002 were earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and construction of Celltrion’s manufacturing facility. The amounts earned vary with the level of services required.

Revenues earned in one period are not indicative of revenues to be earned in future periods. We do not expect revenues from research contracts and grants to increase significantly in 2004 and 2005, and we expect revenues from related party services to remain at relatively low percentages of total revenues. We expect to substantially complete billings relating to the NIAID Contracts in 2007.

Research and development expenses

	Year Ended December 31,			Annual Percent Change

	2003 (Restated)	2002 (Restated)	2001 (Restated)	2003/2002	2002/2001

	(in thousands)
Related party	$140	$3,536	$717	(96)%	393%
Other	32,021	23,690	16,276	35%	46%

Research and development expenses	$32,161	$27,226	$16,993	18%	60%

Research expenses include costs associated with research and testing of our product candidates prior to reaching the development stage and include the costs of internal personnel, outside contractors, general and administrative overhead and laboratory supplies. Product development expenses include costs of preclinical development and conducting clinical trials, costs of internal personnel, drug supply costs, research fees charged by outside contractors and co-development costs.

Since inception, our research and development activities have been concentrated upon the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. The following table details research and development expenses by major project for the years ended December 31:

	2003 (Restated)	2002 (Restated)	2001 (Restated)

	(in thousands)
Direct Costs:
AIDSVAX	$5,719	$20,789	$15,131
NIAID Contracts	14,133	990	—
Smallpox	1,830	142	—
Celltrion consulting	1,053	380	—
VCI	2,961	657	—

Total direct costs	25,696	22,958	15,131
Indirect and other costs	6,465	4,268	1,862

Research and development expenses	$32,161	$27,226	$16,993

The increase of $4.9 million in research and development expenses in 2003 compared to 2002 was primarily due to:

•	Direct costs associated with our NIAID Contracts, which increased by $13.1 million primarily due to a full year of development work in 2003 on the 2002 Anthrax Contract, relative to work initiated during the fourth quarter of 2002 and one quarter of work on the 2003 Anthrax Contract including $2.3 million for the cost of product liability insurance;

•	Direct costs associated with our smallpox program, consisting primarily of supplies and labor costs, which increased by $1.7 million;

•	Direct costs associated with performing consulting services for Celltrion and supporting VCI, which in total, increased by $3.0 million; and

•	Indirect and other costs, which increased by $2.2 million due to an increase in other development program costs of $1.8 million and allocated expenses from general and administrative expense, including facilities expenses, which increased by $0.4 million due to increased headcount in research and development.

These increases in research and development expenses in 2003 were partially offset by reduced AIDSVAX program expenses reflecting:

•	The completion of AIDSVAX clinical trials activities in 2003 which resulted in a decrease of clinical trials related costs of $11.7 million; and

•	Related party expenses due our licensing partner, Genentech, for services related to maintenance of our AIDSVAX license, which decreased by $3.4 million.

The increase of $10.2 million in research and development expenses in 2002 compared to 2001 was primarily due to AIDSVAX program costs which increased by $5.7 million principally due to:

•	Personnel and related expenses, which increased by $1.1 million as we added employees in support of the AIDSVAX program;

•	Fees due to our related party and licensing partner, Genentech, for services related to maintenance of our AIDSVAX license, which increased by $2.8 million; and

•	Service fees and other costs, which increased by $1.8 million due to the substantial completion of our two Phase 3 clinical trials.

We also incurred $4.5 million of additional expenses in 2002 relating to:

•	Costs associated with our 2002 Anthrax Contract, including subcontractor expenses of $0.7 million, which increased by $1.0 million;

•	Indirect and other costs, which increased by $2.4 million due to an increase in other development program costs of $0.4 million and allocated expenses from general and administrative expense, including facilities expenses, which increased by $2.0 million principally due to the increased headcount noted above; and

•	Professional and legal fees and other costs associated with the establishment of Celltrion and VCI in 2002, which increased by $1.1 million.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of product candidate early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates. Development timelines, probability of success and development costs vary widely. While we are primarily focused on developing our anthrax product candidate, we anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential. We anticipate developing additional product candidates internally and we intend to consider in-licensing product candidates, which will increase our research and development expenses in future periods.

We expect research and development expenses to increase substantially in 2004 and 2005 as we advance development of our product candidates.

General and administrative expenses

	Year Ended December 31,			Annual Percent Change

	2003 (Restated)	2002 (Restated)	2001 (Restated)	2003/2002	2002/2001

	(in thousands)
General and administrative expenses	$15,988	$10,753	$11,877	49%	(9)%

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The increase of $5.2 million in general and administrative expenses in 2003 compared to 2002 was primarily due to:

•	Personnel costs, which increased by $1.8 million principally due to $1.3 million in executive severance benefits, including the acceleration of option vesting, and by $0.5 million due to increased headcount to support our expanding operations;

•	Accounting, legal and other professional services fees, which increased by $1.8 million primarily due to higher fees for audit and legal services related to the annual audit, quarterly reviews and a previous restatement of prior period financial statements;

•	Insurance premiums, which increased by $0.6 million due to higher premiums for directors’ and officers’ liability insurance as well as for product liability insurance; and

•	Overhead expenses, which increased by $1.0 million in 2003 primarily due to:

–	Occupancy costs, consisting principally of rent, maintenance and utilities costs, which increased by $1.6 million in 2003 due principally to costs relating to our VCI manufacturing facility; net of

•	The capitalization of $0.2 million in administrative expenses, principally occupancy costs, relating to our investment in VCI; and

•	Allocations of overhead expenses to research and development, which increased by $0.4 million reflecting increased research and development headcount.

The decrease of $1.1 million in general and administrative expenses in 2002 compared to 2001 was primarily due to:

•	Professional fees, which decreased by $1.5 million resulting primarily from non-recurring legal fees in 2001 relating to business development and the settlement of an employee matter;

•	Note receivable allowance, which decreased by $0.5 million due to the effect of a non-recurring charge recorded in 2001 relating to a loan made to one of our former officers;

•	Insurance premiums, principally for general insurance and directors’ and officers’ liability insurance, which increased by $0.5 million; and

•	Personnel costs, which increased by $0.4 million principally due to increased headcount to support our expanding operations.

We expect that general and administrative expenses in 2004 and 2005 will exceed historical levels and will reflect substantial additional resources required to support our increased research and development activities, operations and public reporting requirements.

Other income (expense)

	Year Ended December 31,			Annual Percent Change

	2003 (Restated)	2002 (Restated)	2001 (Restated)	2003/2002	2002/2001

	(in thousands)
Investment income and other	$488	$2,038	$3,255

Valuation adjustments:
Warrant	3,752	(4,503)	2,330
Embedded derivatives	1,447	206	1,695
VCI Purchase Option	(700)	—	—

Total valuation adjustments	4,499	(4,297)	4,025

Equity in loss of affiliate	(6,735)	(803)	—

Other income (expense)	$(1,748)	$(3,062)	$7,280	(43)%	(142%)

Other income (expense) consists primarily of interest income from our cash, cash equivalents and investments, mark-to-market adjustments related to the valuation of our outstanding warrants and embedded derivatives as well as the VCI Purchase Option and our equity in the losses of Celltrion.

The decrease of $1.3 million in other expense in 2003 compared to 2002 was primarily due to:

•	Investment income, which decreased by $1.6 million due to lower interest yields and lower average balances of cash, cash equivalents and investments;

•	Mark-to-market adjustments related to the valuation of our outstanding warrants and embedded derivatives, and our VCI Purchase Option, which changed from an expense of $4.3 million in 2002 to income of $4.5 million in 2003 primarily due to changes in the fair value of our common stock; and

•	Our share of Celltrion’s losses, which increased by $5.9 million in 2003 compared to 2002 as a result of increased losses at Celltrion.

The change in other income (expense) of $10.4 million, from other income of $7.3 million in 2001 to a net expense of $3.1 million in 2002, was primarily due to:

•	Mark-to-market adjustments related to the valuation of our outstanding warrants and embedded derivatives, which changed by $8.3 million, from income of $4.0 million in 2001 to an expense of $4.3 million in 2002 primarily due to changes in the fair value of our common stock;

•	Investment income, which decreased by $1.2 million due to lower interest yields and lower average balances of cash, cash equivalents and investments; and

•	Our share of Celltrion’s losses, which increased by $0.8 million in 2002 as a result of the inception of Celltrion in 2002.

We expect future mark-to-market adjustments relating to the valuation of warrants, embedded derivatives and the net purchase option to fluctuate, as the warrant and embedded derivative valuation calculations are sensitive to, and directly related to, the market price of our common stock on any given measurement date. Also, we anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalents and investments balances and, to a lesser extent, by market interest rates.

Minority interest in loss of subsidiary

	Year Ended December 31,			Annual Percent Change

	2003 (Restated)	2002 (Restated)	2001	2003/2002	2002/2001

		(in thousands)
Minority interest in subsidiary losses	$1,020	$162	$—	530%	*

* Calculation not meaningful.

As a result of our influence over the operations of our subsidiary, VCI, the financial position and results of operations of VCI are consolidated with our financial statements since the inception of VCI. Celltrion is the only other stockholder of VCI. Given that we expected to incur approximately 70% of the cost of constructing VCI, we have accounted for Celltrion’s ownership interest in VCI as a 30% minority interest from the inception of VCI. Accordingly, the minority interest in loss of subsidiary for 2003 and 2002 reflect 30% of VCI’s losses. The increase in 2003 from 2002 was the result of increased losses incurred by VCI, which was formed in June 2002.

Cumulative effect of change in accounting principle

	Year Ended December 31,			Annual Percent Change

	2003 (Restated)	2002	2001	2003/2002	2002/2001

		(in thousands)
Cumulative effect of change in accounting principle	$700	$—	$—	*	—

* Calculation not meaningful.

Cumulative effect of change in accounting principle for the year ended December 31, 2003 relates to our adoption of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”).  From the inception of VCI in 2002 to our adoption of FAS 150, the fair value of the VCI Purchase Option increased by $0.7 million. This increase was accounted for in accordance with FAS 150 as a cumulative effect of change in accounting principle.

Charges related to Series A preferred stock

	Year Ended December 31,			Annual Percent Change

	2003 (Restated)	2002 (Restated)	2001 (Restated)	2003/2002	2002/2001

		(in thousands)
Charges related to Series A preferred stock	$2,580	$17,034	$3,467	(85%)	391%

Charges related to Series A preferred stock for the years ended December 31, 2003, 2002 and 2001 included:

•	Series A Preferred Stock dividends of $0.1 million, $1.1 million and $0.7 million, respectively;

•	Accretion to redemption value of $0.8 million, $6.8 million and $1.8 million, respectively; and

•	Beneficial conversion charges of $1.6 million, $9.1 million and $0.9 million, respectively.

We do not anticipate any future charges relating to the Series A Preferred Stock as all outstanding shares of Series A Preferred Stock were converted into common stock by December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

	2003 (Restated)	2002 (Restated)	2001 (Restated)

		(in thousands)
As of December 31:
Cash, cash equivalents and investment securities	$28,685	$22,932	$47,880
Working capital	21,056	6,868	41,358

Year Ended December 31:
Cash provided by (used in):
Operating activities	(19,125)	(29,361)	(19,952)
Investing activities	(16,142)	22,728	2,308
Financing activities	39,128	8,494	19,717
Capital expenditures (included in investing activities above)	(14,051)	(3,409)	(714)

Our primary financing requirements as of December 31, 2003 were the funding of our operations and expenditures related to the construction of our manufacturing facility in California.

Through December 31, 2003, we financed our operations primarily through sales of our common stock and the issuance of Series A Preferred Stock as well as through revenues from research contracts and grants. Our future capital requirements will be dependent on several factors, including the:

•	Timing and ability to negotiate government contracts or grants, particularly our ability to win contracts to continue to develop or to sell our vaccine candidates;

•	Timing of collection of accounts receivable from our government contracts and grants;

•	Progress of internal research and development projects;

•	Ability to attract and negotiate business development opportunities; and

•	Timing of revenue from our vaccine candidates.

Net cash used in operating activities of $19.1 million, $29.4 million and $20.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, was primarily attributable to our net losses. These losses were partially offset by non-cash charges for depreciation and amortization of $1.2 million, $1.0 million and $0.9 million, respectively, which reflect some of the effects of expanding our operations. Also partially offsetting our losses were non-cash charges for stock compensation of $0.8 million, $0.8 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The reductions in these charges from 2001 to 2002 primarily reflect $1.0 million from the reduced incidence of option modifications for employees. In addition, in 2003 and 2002, net cash used in operating activities included non-cash charges for the equity in loss of affiliate reflecting $6.7 million and $0.8 million, respectively, for our share of Celltrion’s net losses during those years, which reflect the increased activities of Celltrion since its inception in 2002. Furthermore, non-cash changes in the fair value of outstanding warrants and derivatives were income of $4.5 million, expense of $4.3 million and income of $4.0 million in 2003, 2002 and 2001, respectively, primarily reflecting the changes in the fair value of our common stock during those periods and the conversion to common stock of the outstanding Series A Preferred Stock associated with the derivatives.

At December 31, 2003, $28.7 million, or 30%, of our assets consisted of cash, cash equivalents and short-term investments. Working capital was $21.1 million, at December 31, 2003, compared to working capital of $6.9 million at December 31, 2002. This increase in working capital is due, in large part, to a $5.2 million reduction in the fair value of our derivative liabilities as a result of the conversion of all outstanding Series A Preferred Stock by the end of 2003, to a $4.7 million increase in billed and unbilled receivables resulting from increased revenues and to a $3.9 million increase in cash and cash equivalents attributable to three rounds of financing in 2003. At December 31, 2002, $22.9 million, or 30%, of our assets consisted of cash, cash equivalents and short-term investments. Working capital was $6.9 million, at December 31, 2002, compared to working capital of $41.4 million at December 31, 2001. This decrease in working capital is due, in large part, to a $26.8 million decrease in investment securities as available investment securities were utilized to fund the expansion of operations in 2002, a $4.3 million increase in the fair value of our derivative liabilities primarily as a result of the increase in the price of our common stock and to a $2.8 million increase in accrued liabilities resulting from increased operating activities.

Net cash provided by (used in) investing activities consisted primarily of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in 2003 and 2002 were made in connection with the expansion of our research and development laboratories and leasehold improvements associated with the establishment of our VCI manufacturing facility and office facilities. We expect capital expenditures in 2004 to increase substantially over 2003 as we expand our VCI manufacturing facility and general infrastructure.

We have experienced substantial recurring operating losses, negative cash flows from operations and have an accumulated deficit of $146 million at December 31, 2003. We do not have financing sufficient for continued operations. We plan to review alternatives to obtain additional financing in 2004 and beyond and to increase revenues by procuring future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers. There can be no assurances that we will be successful in these plans. A failure to obtain additional debt or equity financing could have a material adverse effect on our business, results of operations and financial condition. See Subsequent Events.

Net cash provided by our financing activities increased $30.6 million to $39.1 million in 2003 from $8.5 million in 2002 and primarily consisted of sales of our common stock. In 2003, we raised aggregate net proceeds of $38.2 million through sales of common stock, including:

•	$5.0 million from the sale of 1,742,160 shares of common stock to an institutional investor in May 2003 at $2.87 per share;

•	$6.7 million from the sale of 1,591,307 shares of common stock to an institutional investor in June 2003 at $4.40 per share; and

•	$26.5 million from the sale of 4,100,000 shares of common stock in a registered direct offering to several institutional investors in December 2003 at $7.00 per share.

Net cash provided by our financing activities decreased $11.2 million to $8.5 million in 2002 from $19.7 million in 2001 and primarily consisted of $7.0 million in proceeds from VCI stock issued to Celltrion for providing partial funding for the construction of our VCI manufacturing facility. In 2001, we raised aggregate net proceeds of $18.3 million (after deducting related expenses of $1.7 million) through the sale of 20,000 shares of our Series A Preferred Stock.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	2004	2005-06	2007-08	2009 and beyond

	(in thousands)
Operating lease obligations (1)	$11,403	$2,808	$5,429	$3,166	$—
Purchase obligations (2)	525	325	50	20	130

Total contractual obligations	$11,928	$3,133	$5,479	$3,186	$130

(1) Operating lease obligations include office and laboratory facilities under non-cancelable operating leases. Subsequent to December 31, 2003, we secured additional space to support our operations and also extended the term of certain leases. As a result, our future operating lease obligations increased substantially. In connection with the amended lease agreement, an amended letter of credit in the amount of $2.4 million was issued to the lessors. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. We also anticipate our contractual obligations will increase significantly if we are successful in obtaining additional contracts for the SNS or other projects. Per the terms of the amended lease agreement, the Company’s future minimum annual payments under operating lease obligations will increase to the following:

	Payments Due by Period

	Total	2004	2005-06	2007-08	2009 and beyond

	(in thousands)
Operating lease obligations	$47,298	$2,808	$7,039	$6,016	$31,435

(2) Purchase obligations include service agreements, contracts related to manufacturing and research operations and license agreements.

Off-Balance Sheet Arrangements

As of December 31, 2003, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), replacing Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities no later than the end of the first reporting period that ends after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our subsidiary, VCI, is a variable interest entity in which we are the primary beneficiary pursuant to FIN 46R. FIN 46R requires a variable interest entity to be consolidated by a company if a company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns or both, as a result of ownership, contractual or other financial interest in the entity. Because of our control over the operations of VCI, our financial statements already reflect the consolidated results of VaxGen and VCI since the inception of VCI in 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. We also evaluated the future period effects of the application of FIN 46R to our investment in Celltrion. Celltrion is a variable interest entity in which we are the primary beneficiary pursuant to FIN 46R and will therefore be consolidated as of the quarter ended March 31, 2004. The adoption of FIN 46R will have a material impact upon our future consolidated financial condition, results of operations and cash flows. Since we and Celltrion are the only stockholders of VCI, the adoption of FIN 46R will also eliminate the accounting for Celltrion’s investment in VCI as a minority interest. All significant transactions between us, Celltrion and VCI will be eliminated in consolidation.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 123(R), Share-Based Payment (“FAS 123R”) which is a revision of FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. FAS 123R must be adopted in annual periods beginning after July 1, 2005. We began applying FAS 123R prospectively in the first quarter of 2006. Additionally, in August 2005, the FASB issued FASB Staff Position (“FSP”) FSP FAS 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (“FSP1”). In FSP1, the FASB decided to defer the requirements in FAS 123 that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. In October 2005, the FASB issued FSP FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP2”). In FSP2, the FASB is providing companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in FAS 123R. In November 2005, the FASB issued FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP3”). FSP3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of FAS 123R. In February 2006, the FASB issued FSP FAS 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (“FSP4”), which concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. FSP4 is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP1, FSP2, FSP3 and FSP4 will be applied upon our adoption of FAS 123R. We are currently evaluating the impact of adopting the guidance in FSP1, FSP2, FSP3 and FSP4 on our consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued FAS No. 153, Exchanges  of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions  (“FAS 153”). FAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in FAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is effective with our first quarter of fiscal 2006. We do not expect adoption of FAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the SEC published Staff Accounting Bulletin No. 107 (“SAB 107”). The interpretations in this staff accounting bulletin express the views of the staff regarding the interaction between FAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS 123R, the modification of employee share options prior to adoption of FAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of FAS 123R. We will comply with SAB 107 upon our adoption of FAS 123R. We are currently evaluating the impact of adopting SAB 107 on our consolidated financial position, results of operations and cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in FAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 will have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2005, the FASB issued FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (“FSP FIN 46R-6”). FSP FIN 46R-6 addresses certain major implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether the entity is a variable interest entity or VIE, (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. The effective date and transition requirements prescribed by FSP FIN 46R-6 are complex. For example, an enterprise is required to apply the guidance in the FSP prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred as defined in FIN 46R beginning the first day of the first reporting period beginning after June 15, 2006. Retrospective application is permitted but not required; however, a company that chooses retrospective application must do so no later than the end of the first annual reporting period ending after July 15, 2006. We are currently evaluating the impact of adopting FSP FIN 46R-6 on our consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes (“APB 20”), and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 3”) and changes the requirements for the accounting for, and reporting of, a change in accounting principles. FAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle. Additionally, FAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of fiscal 2006. We adopted the disclosure requirements on January 1, 2006. We do not expect the adoption of FAS 154 will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP FAS 150-5, Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FAS 150-5”). FAS 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS 150-5 is effective for the first reporting period beginning after June 30, 2005. Although we had outstanding warrants as of July 1, 2005, the shares issued upon exercise of the warrants are not redeemable; consequently, we do not expect the adoption of FAS 150-5 will have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2005, the FASB issued FSP APB 18-1, Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (“FSP APB 18-1”), which provides guidance on how an investor should account for its proportional share of an investee’s equity adjustments for other comprehensive income (“OCI”) upon a loss of significant influence as detailed in paragraph 121 of FAS No. 130, Reporting Comprehensive Income (“FAS 130”). APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”) requires a transaction of an equity method investee of a capital nature be accounted for as if the investee was a consolidated subsidiary, which requires the investor to record its proportionate share of the investee’s adjustments for OCI as increases or decreases to the investment account with corresponding adjustments in equity. FSP APB 18-1 requires that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost and equity method accounting is no longer appropriate. However, to the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in FSP APB 18-1 is effective for us on October 1, 2005. We are currently evaluating the impact of adopting FSP APB 18-1 on our consolidated financial position, results of operations and cash flows.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-07”). EITF 05-07 requires that a change in the fair value of a conversion option brought about by modifying the debt agreement be included in analyzing in accordance with EITF consensus on Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), whether a debt instrument is considered extinguished. Under EITF 96-19’s requirements, an issuer who modifies a debt instrument must compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent, the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent, the debt is considered to be modified and is subject to EITF 96-19’s modification accounting. EITF 05-07 requires that in applying the 10 percent test the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. EITF 05-07 also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of the conversion option of a debt instrument that does not result in an extinguishment. EITF 05-07 is effective for modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect the adoption of EITF 05-07 to have material impact on our consolidated financial position, results of operations or cash flows.

In September 2005, the EITF reached a consensus on Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-08”). Under EITF 05-08, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments, require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. EITF 05-08 should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-05 and EITF 00-27 for periods beginning after December 15, 2005. We do not expect the adoption of EITF 05-08 will have material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”). This FSP nullifies certain requirements of EITF Issue No. 03-01 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. We are currently evaluating the impact of adopting the guidance in FSP FAS 115-1 and FAS 124-1on our consolidated financial position, results of operations and cash flows.

In December 2005, the SEC issued an Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (“SEC Interpretation”), which is effective beginning January 1, 2006. Under the SEC Interpretation, the SEC will not object to revenue recognition from the sale of vaccines and bioterror countermeasures to the Federal government for placement into stockpiles related only to the Vaccines for Children Program or the Strategic National Stockpile. Our SNS Contract specifies that the U.S. government will take delivery and physical possession of the anthrax vaccine into the SNS. Accordingly, this SEC Interpretation is not expected to have an impact on our consolidated financial position, results of operations or cash flows. We will, however, continue to monitor the impact for future periods and transactions.

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments (“FAS 155”), which amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the EITF reached a tentative consensus on Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-03 is effective for periods beginning after December 15, 2006. We do not expect the implementation of EITF 06-03 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of our fiscal 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating the impact of adopting FAS 157 on our consolidated financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our operations and cash flows are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and to foreign currency exchange rates. Our exposure to market rate changes is related primarily to debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At December 31, 2003, we held government debt instruments and corporate obligations in the principal amount of $15.5 million. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2003, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion, a Republic of Korea entity accounted for under the equity method. For the three years ended December 31, 2003, we did not have significant realized foreign exchange losses. We do not have significant foreign currency balance sheet exposure as of December 31, 2003. We do not anticipate that foreign currency transactions will result in significant realized gains or losses in future periods.

Derivative Valuation Risk

The terms of our 2001 Series A Preferred Stock offering include registration rights and put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $3.9 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded other income in our statements of operations of $1.4 million, $0.2 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the embedded derivative liability was valued at $0.5 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates.  Factors affecting the amount of these liabilities include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions.

The inputs for the valuation analysis of the derivatives embedded in the Series A Warrants include the probabilities of certain triggering events, which we believed to be very unlikely as of December 31, 2003. Had our assessment of these probabilities been that the triggering events were likely to occur, the fair value of this derivative at December 31, 2003 could have been as high as $8 to $12 million. For a discussion of events in May and September of 2004, see Subsequent Events in Note 20 to the consolidated financial statements.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders
of VaxGen, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of VaxGen, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company has experienced substantial recurring operating losses, negative cash flows from operations and does not have financing sufficient for continued operations. Management’s plans to satisfy these liquidity requirements are also discussed in Note 1.

As discussed in Note 2, the Company has restated its 2003, 2002 and 2001 consolidated financial statements, previously audited by another independent registered public accounting firm.

As discussed in Note 3, the Company changed the manner in which it accounts for financial instruments as of July 1, 2003.

/s/ PricewaterhouseCoopers LLP

San Jose, California September 25, 2006

VaxGen, Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	December 31,

	2003 (Restated)	2002 (Restated)

Assets
Current assets:
Cash and cash equivalents	$13,221	$9,360
Investment securities	15,464	13,572
Accounts receivable	4,464	967
Unbilled accounts receivable	2,094	883
Due from related party	386	392
Prepaid expenses and other current assets	682	1,676

Total current assets	36,311	26,850
Investment in affiliate	34,561	38,513
Property and equipment	18,517	5,429
Restricted cash	1,092	1,033
Other assets	3,983	4,120

Total assets	$94,464	$75,945

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,908	$1,008
Accrued and other current liabilities	4,155	5,406
Derivative liabilities	3,407	8,606
Current portion of obligation to related party	2,575	2,575
Due to related party	210	2,387

Total current liabilities	15,255	19,982
Obligation to related party, non-current	31,540	34,115
Other liabilities	629	289

Total liabilities	47,424	54,386

Commitments and contingencies (Note 18)
Minority interest of subsidiary	5,818	6,838

Series A mandatorily redeemable convertible preferred stock, $0.01 par value, 20,500 shares authorized: zero and 3,800 shares issued and outstanding at December 31, 2003 and 2002, respectively	—	1,232

Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 25,032,243 and 15,777,064 shares issued and outstanding at December 31, 2003 and 2002, respectively	250	158
Additional paid-in capital	184,032	136,953
Deferred stock compensation	(242)	(417)
Accumulated deficit	(146,438)	(127,318)
Accumulated other comprehensive income	3,620	4,113

Total stockholders’ equity	41,222	13,489

Total liabilities and stockholders’ equity	$94,464	$75,945

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended December 31,

	2003 (Restated)	2002 (Restated)	2001 (Restated)

Revenues:
Research contracts and grants	$28,006	$2,819	$895
Related party services	1,051	392	—

Total revenues	29,057	3,211	895

Operating expenses:
Research and development:
Related party	140	3,536	717
Other	32,021	23,690	16,276

Total research and development	32,161	27,226	16,993
General and administrative	15,988	10,753	11,877

Loss from operations	(19,092)	(34,768)	(27,975)

Other income (expense):
Investment income and other	488	2,038	3,255
Valuation adjustments	4,499	(4,297)	4,025
Equity in loss of affiliate	(6,735)	(803)	—

Total other income (expense)	(1,748)	(3,062)	7,280

Net loss before minority interest	(20,840)	(37,830)	(20,695)
Minority interest in loss of subsidiary	1,020	162	—

Loss before cumulative effect of change in accounting principle	(19,820)	(37,668)	(20,695)
Cumulative effect of change in accounting principle	700	—	—

Net loss	(19,120)	(37,668)	(20,695)
Charges related to Series A preferred stock:
Dividends	(109)	(1,090)	(740)
Accretion to redemption value	(848)	(6,846)	(1,782)
Beneficial conversion charges	(1,623)	(9,098)	(945)

Net loss applicable to common stockholders	$(21,700)	$(54,702)	$(24,162)

Basic and diluted net loss per share applicable to common stockholders:
Before cumulative effect of change in accounting principle	$(1.19)	$(3.76)	$(1.71)
Cumulative effect of change in accounting principle	0.04	—	—

Basic and diluted net loss per share applicable to common stockholders	$(1.15)	$(3.76)	$(1.71)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	18,916	14,567	14,145

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc. Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (in thousands, except share data)

	Common Stock		Additional Paid-in Capital (Restated)	Deferred Stock Compensation	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Restated)

	Shares	Amount

Balance at December 31, 2000 – Previously reported	14,045,656	$140	$121,717	$(1,667)	$(69,472)	$354	$51,072

Prior period adjustments	—	—	—	—	517	—	517

Balance at December 31, 2000 - Restated	14,045,656	140	121,717	(1,667)	(68,955)	354	51,589

Net loss *	—	—	—	—	(20,695)	—	(20,695)
Change in net unrealized gain on securities	—	—	—	—	—	524	524

Total comprehensive loss *							(20,171)

Option and warrant exercises	149,214	2	1,304	—	—	—	1,306
Transactions related to Series A preferred stock:

Accretion to redemption value *	—	—	(1,782)	—	—	—	(1,782)

Amortization of conversion feature *	—	—	(945)	—	—	—	(945)
Recognition of contingent beneficial conversion *	—	—	5,562	—	—	—	5,562

Issuance of shares for dividends *	65,253	1	(1)	—	—	—	—

Issuance of shares for 401(k) matching contribution	12,127	—	206	—	—	—	206
Issuance of shares for Employee Stock Purchase Plan	9,975	—	102	—	—	—	102
Issuance of shares and stock option modifications with employee separation agreements *	18,375	—	925	—	—	—	925
Warrants issued to consultants for services	—	—	228	—	—	—	228

Deferred compensation on options	—	—	(497)	497	—	—	—

Stock option compensation expense	—	—	—	653	—	—	653

Balance at December 31, 2001- Restated	14,300,600	$143	$126,819	$(517)	$(89,650)	$878	$37,673

* Restated

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc. Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (continued) (in thousands, except share data)

	Common Stock (Restated)		Additional Paid-in Capital (Restated)	Deferred Stock Compensation (Restated)	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Income (Restated)	Total Stockholders’ Equity (Restated)

	Shares	Amount

Balance at December 31, 2001- Restated	14,300,600	$143	$126,819	$(517)	$(89,650)	$878	$37,673

Net loss *	—	—	—	—	(37,668)	—	(37,668)

Foreign currency translation *	—	—	—	—	—	3,814	3,814
Change in net unrealized gain on securities	—	—	—	—	—	(579)	(579)

Total comprehensive loss *							(34,433)

Option and warrant exercises	104,401	1	961	—	—	—	962

Benefit from Celltrion investment *	—	—	3,580	—	—	—	3,580

Series A preferred stock conversions *	1,146,255	11	16,189	—	—	—	16,200
Transactions related to Series A preferred stock:

Accretion to redemption value *	—	—	(6,846)	—	—	—	(6,846)

Amortization of conversion feature *	—	—	(1,638)	—	—	—	(1,638)
Recognition of contingent beneficial conversion *	—	—	6,104	—	—	—	6,104
Recognition of unamortized beneficial conversion charges upon conversion *	—	—	(7,460)	—	—	—	(7,460)
Recognition of unaccreted financing fees upon conversion *	—	—	(718)	—	—	—	(718)

Issuance of shares for dividends *	140,481	1	(1)	—	—	—	—
Issuance of shares for 401(k) matching contribution	36,002	1	298	—	—	—	299
Issuance of shares for Employee Stock Purchase Plan	49,325	1	273	—	—	—	274
Warrants issued to consultants for services *	—	—	160	—	—	—	160

Deferred compensation on options *	—	—	401	(401)	—	—	—

Stock option compensation expense *	—	—	—	501	—	—	501

Effect of affiliate equity transactions *	—	—	(1,169)	—	—	—	(1,169)

Balance at December 31, 2002 - Restated	15,777,064	$158	$136,953	$(417)	$(127,318)	$4,113	$13,489

* Restated

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc. Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (continued) (in thousands, except share data)

	Common Stock		Additional Paid-in Capital (Restated)	Deferred Stock Compensation (Restated)	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Income (Restated)	Total Stockholders’ Equity (Restated)

	Shares	Amount

Balance at December 31, 2002 - Restated	15,777,064	$158	$136,953	$(417)	$(127,318)	$4,113	$13,489

Net loss *	—	—	—	—	(19,120)	—	(19,120)

Foreign currency translation *	—	—	—	—	—	(201)	(201)

Change in net unrealized gain on securities	—	—	—	—	—	(292)	(292)

Total comprehensive loss *							(19,613)

Option and warrant exercises	120,284	1	926	—	—	—	927

Benefit from Celltrion investment *	—	—	2,575	—	—	—	2,575

Series A preferred stock conversions	1,324,042	13	3,787	—	—	—	3,800
Transactions related to Series A preferred stock:

Accretion to redemption value *	—	—	(848)	—	—	—	(848)

Amortization of conversion feature *	—	—	(489)	—	—	—	(489)
Recognition of unamortized beneficial conversion charges upon conversion *	—	—	(1,134)	—	—	—	(1,134)
Recognition of unaccreted financing fees upon conversion *	—	—	(97)	—	—	—	(97)

Issuance of cash and shares for dividends *	31,561	—	(18)	—	—	—	(18)
Issuance of shares for 401(k) matching contribution	72,752	1	422	—	—	—	423
Issuance of shares for Employee Stock Purchase Plan	270,323	3	572	—	—	—	575

Adjustment to consultants’ warrants	—	—	(12)	—	—	—	(12)

Issuance of stock to consultant for services	2,750	—	55	—	—	—	55

Stock option compensation expense *	—	—	—	242	—	—	242

Modifications to employee options *	—	—	208	(67)	—	—	141
Private placements, net of issuance costs of $2,477	7,433,467	74	38,150	—	—	—	38,224

Effect of affiliate equity transactions *	—	—	2,982	—	—	—	2,982

Balance at December 31, 2003 -Restated	25,032,243	$250	$184,032	$(242)	$(146,438)	$3,620	$41,222

* Restated

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,

	2003 (Restated)	2002 (Restated)	2001 (Restated)

Cash flows from operating activities:
Net loss	$(19,120)	$(37,668)	$(20,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of subsidiary	(1,020)	(162)	—
Depreciation and amortization	1,245	1,000	896
Amortization of premiums and discounts on investment securities	(152)	(410)	(311)
Stock compensation expense	840	840	1,844
Note receivable allowance	—	—	487
Warrants issued to consultants	55	—	388
Valuation adjustments	(4,499)	4,297	(4,025)
Cumulative effect of change in accounting principle	(700)	—	—
Equity in loss of affiliate	6,735	803	—
Changes in assets and liabilities:
Receivables	(4,702)	(1,804)	(438)
Prepaid expenses and other current assets	994	(559)	2,549
Other assets	137	(321)	25
Accounts payable	3,900	451	302
Accrued and other current liabilities	(717)	2,308	783
Due to related party	(2,177)	1,814	(1,801)
Other liabilities	56	50	44

Net cash used in operating activities	(19,125)	(29,361)	(19,952)

Cash flows from investing activities:
Purchase of investment securities	(19,069)	(15,693)	(25,060)
Proceeds from sale and maturities of investment securities	17,037	42,333	28,082
Purchase of property and equipment	(14,051)	(3,409)	(714)
Change in restricted cash	(59)	(503)	—

Net cash provided by (used in) investing activities	(16,142)	22,728	2,308

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands)

	Year Ended December 31,

	2003 (Restated)	2002 (Restated)	2001 (Restated)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock, net	—	—	18,342
Proceeds from sale of subsidiary’s common stock, net	—	7,000	—
Proceeds from issuance of common stock, net	38,224	—	—
Exercise of employee stock options	927	962	1,306
Employee stock purchase plan	575	274	102
Other	(598)	258	(33)

Net cash provided by financing activities	39,128	8,494	19,717

Increase in cash and cash equivalents	3,861	1,861	2,073
Cash and cash equivalents at beginning of year	9,360	7,499	5,426

Cash and cash equivalents at end of year	$13,221	$9,360	$7,499

Supplemental schedule of non-cash activities:
Accretion to redemption value of Series A preferred stock	$848	$6,546	$1,782
Recognition and amortization of beneficial conversion feature of Series A preferred stock	1,623	9,098	945
Conversion of Series A preferred stock into common stock	3,800	16,200	—
Recognition of unaccreted portion of financing costs from Series A preferred stock to equity upon conversion	97	718	—
Note receivable partially settled by severance obligation	—	—	405
Asset retirement obligation	249	—	—
Change in deferred stock-based compensation, net of terminations	67	401	(497)

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 1. Organization

Nature of Business Activities

VaxGen, Inc. (“VaxGen” or “Company”) is a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. The Company’s business strategy focuses on the development and commercialization of biologic products to counter potential bioterrorism threats, principally vaccines for the long-term prevention of anthrax and smallpox.

VaxGen was incorporated on November 27, 1995 and was formed to develop a vaccine (“AIDSVAX”) intended to prevent human immunodeficiency virus (“HIV”). In 2002, the Company broadened its product development portfolio to also include biodefense vaccines. From inception through September 30, 2003, VaxGen was a development stage enterprise and its financial statements during that period were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) governing development stage enterprises.

The Company’s activities involve inherent risks. These risks include, but are not limited to, the possibility that internal controls are not or will not be adequate to ensure timely and reliable financial information, the risk that the Company may not be able to raise additional capital, the risk that the Company may fail to obtain future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers and the risk that the Company may be unable to commercialize its vaccine product candidates.

The Company’s principal source of revenue is the U.S. government, principally the National Institutes of Health (“NIH”) and related entities.

              Business Segments

The Company operates in one business segment – the development of vaccines that immunize against infectious disease.

              Delisting from the Nasdaq National Market

As a result of the Company’s inability to timely file financial statements, the Company was delisted on August 9, 2004 from the Nasdaq National Market, now the Nasdaq Global Market (“Nasdaq”). Since that time, the Company’s common stock has traded over the counter, or OTC, and has been quoted on the Pink Sheets LLC as VXGN.PK.

              Liquidity and Capital Resources

The Company has experienced substantial recurring operating losses, negative cash flows from operations and has an accumulated deficit of $146 million at December 31, 2003. The Company does not have financing sufficient for continued operations and plans to review alternatives to obtain additional financing and to increase revenues by procuring future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers. There can be no assurances that the Company will be successful in these plans. The reaudit of the Company’s financial statements for the three years ended December 31, 2003, the resulting restatement of reports previously filed with the Securities and Exchange Commission (“SEC”) and the delisting of the Company’s common stock may have an adverse impact on whether financing will be available or that it will be available on terms that the Company will accept. A failure to obtain additional debt or equity financing could have a material adverse effect on the Company’s business, results of operations and financial condition.

2.          Restatement

In the course of preparing the Company’s consolidated financial statements for the quarter ended March 31, 2004, the Company reviewed its revenue recognition policy and the appropriateness of that policy with regard to certain government contracts. Historically, the Company recognized revenue related to certain U.S. government contracts, specifically cost-plus-fixed-fee contracts and cost reimbursement contracts, after completing contract milestones. For such contracts, the Company deferred all revenues and certain costs related to contract milestones that had not been achieved.

Upon further research, the Company concluded in July 2004 that its revenue recognition policy was inappropriate under GAAP and that it was necessary to restate previously issued consolidated financial statements. The Company determined that it should recognize revenues and certain expenses related to U.S. government cost-plus-fixed-fee contracts as services are performed and that its historical consolidated financial statements should not be relied upon. On July 19, 2004, the Company announced its intention to restate prior periods’ financial statements to reflect this change. On July 20, 2004, KPMG LLP (“KPMG”) withdrew its audit opinions for 2003 and 2002 and the Company engaged PricewaterhouseCoopers LLP (“PwC”) to reaudit its consolidated financial statements for 2003 and 2002. KPMG later informed the Company it would not consent to the use of its audit opinion for 2001 and the Company additionally engaged PwC to reaudit its consolidated financial statements for 2001 (collectively “Reaudits”).

In the course of the Reaudits, the Company concluded that its historical accounting for its 2002 non-cash investment in Celltrion, Inc. (“Celltrion”), a mammalian-cell-culture biomanufacturing facility located in the Republic of Korea, was also not in conformity with GAAP. The Company’s restated consolidated financial statements reflect the recording of the Company’s investment in Celltrion at fair value and the subsequent recognition of its share of Celltrion’s net losses using the equity method of accounting. Therefore, the Company’s restated consolidated balance sheets include substantial assets and liabilities relating to the Company’s investment in Celltrion. Previously, the Company disclosed its non-cash investment in Celltrion in the notes to the consolidated financial statements, but it did not record its initial investment in or activities relating to Celltrion on its consolidated balance sheets, statements of operations or statements of changes in stockholders’ equity. As a result, the Company determined that it should include the audited financial statements of Celltrion in its annual reports pursuant to Regulation S-X 3-09. Accordingly, during 2005 and 2006, Celltrion, at the Company’s request, prepared financial statements for the period from its inception in 2002 to December 31, 2003 in accordance with GAAP, which were audited in accordance with generally accepted auditing standards in the United States of America (“GAAS”).

Additionally, the Company determined that its previous accounting for its 2001 Series A Mandatorily Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) financing did not reflect certain embedded features of the shares and warrants associated with the Series A Preferred Stock as separate derivative liabilities on its consolidated balance sheets. The warrants and derivatives are now recorded at fair value and revalued quarterly. As of the date of the financing, the Series A Preferred Stock is now recorded net of the original fair values of the warrants and derivatives and related offering costs and is accreted to its redemption value over the three years prior to its mandatory redemption date.

In addition, the Company adjusted non-cash stock-based compensation resulting from certain option awards primarily due to a 2001 option extension resulting from a data entry error. In addition, in 2002 and 2003, certain option grants, issued to newly hired executives on their respective hire dates in accordance with their employment agreements, were not formally approved by the Company’s Board of Directors until the next Board meeting following hire, which resulted in a different measurement date for the options than what had been previously used.

The Company also identified adjustments to correct the timing of various transactions that were previously presented in incorrect fiscal periods. The Company’s restated consolidated financial statements reflect adjustments for these transactions in the proper fiscal periods. The Company also reclassified a number of items in 2002 and 2001 to conform to its restated 2003 presentation.

The following consolidated balance sheets, consolidated statements of operations, condensed consolidated statements of cash flows and consolidated statements of comprehensive loss reflect restatements for various adjustments that are included in one or more of the categories below:

–	Revenue recognition. Revenues and certain expenses related to U.S. government cost-plus-fixed-fee contracts are recognized as services are performed. Previously, the Company recognized these revenues and expenses after completing contract milestones. Additionally, fees for services rendered by the Company for Celltrion, an equity method investee, are recognized as revenues. Previously, the Company accounted for a pro-rata portion of the fees as reductions to operating expenses based upon its percentage ownership interest in Celltrion.

–	Investments in affiliates. The 2002 non-cash investment in Celltrion is recorded at fair value and the Company’s share of Celltrion’s net losses is reflected using the equity method of accounting. Translation adjustments resulting from changes in foreign currency exchange rates relating to Celltrion are reported as a component of other comprehensive income. In addition, the effects of Celltrion’s equity transactions are reflected in additional paid-in capital. Previously, the Company disclosed its non-cash investment in Celltrion in the notes to its consolidated financial statements, but did not record its initial investment in or activities relating to Celltrion in the consolidated balance sheets, statements of operations or statements of changes in stockholders’ equity. In addition, because the Company effectively controlled the operations of its subsidiary, VaxGen-Celltrion, Inc. (“VCI”), the consolidated financial statements now include the Company’s accounts and those of VCI from its inception in June 2002 and reflect Celltrion’s minority interest ownership in VCI. Previously, the Company accounted for VCI under the equity method from June 2002 through the first quarter of 2003 after which it began to consolidate VCI. The Company also entered into financial instruments with Celltrion by which Celltrion provided the Company with a purchase option to purchase their ownership interest in VCI. The purchase option is included in other assets. Previously, the Company did not record an asset relating to the purchase option.

–	Series A Preferred Stock, warrants and derivatives. The Series A Preferred Stock includes certain embedded features that are accounted for as a separate embedded derivative liability which is maintained at its fair value. Previously, these features were not separated from the Series A Preferred Stock and therefore were not accounted for as derivatives. The resulting non-cash accretion to redemption charges relating to the Series A Preferred Stock are now larger than previously reported. In addition, the warrants issued in conjunction with the Series A Preferred Stock have been revalued to account for embedded features including potential premium cash redemptions and liquidated damages related to registration rights.

–	Stock-based compensation. Adjustments were made to reflect the recognition of certain non-cash stock-based compensation resulting from option awards primarily due to a 2001 option extension resulting from a data entry error. In addition, in 2002 and 2003, certain option grants issued to newly hired executives on their respective hire dates in accordance with their employment agreements, were not formally approved by the Company’s Board of Directors until the next Board meeting following hire, which resulted in a different measurement date for the options than what had been previously used.

–	Timing issues. During the Reaudits, the Company identified transactions that were previously presented in incorrect fiscal periods. The adjustments the Company recorded principally represented reversals of prepaid expenses, accruals or reserves that were recorded in periods for which inadequate evidential support existed to maintain those balances. The restated financial statements reflect these transactions in the proper fiscal periods.

–	Reclassifications. The Company reclassified a number of items in 2002 and 2001 to conform to its restated 2003 presentation. For example, certain overhead costs have been reclassified from general and administrative expense to research and development expense in all periods presented.

The total cumulative effect of the restatement items described above reduced net loss applicable to common stockholders by $3.0 million through December 31, 2003, reduced basic and diluted net loss applicable to common stockholders by $0.09 per share through December 31, 2003 and increased stockholders’ equity by $14.6 million at December 31, 2003. In addition, accumulated deficit as of December 31, 2000 was reduced by $0.5 million as a result of the items described above.

CONSOLIDATED BALANCE SHEETS (in thousands)

	December 31, 2003

	Previously Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$13,221	$—	$13,221
Investment securities	15,464	—	15,464
Accounts receivable	4,441	23	4,464
Unbilled accounts receivable	—	2,094	2,094
Deferred costs	4,061	(4,061)	—
Due from related party	528	(142)	386
Prepaid expenses and other current assets	1,224	(542)	682

Total current assets	38,939	(2,628)	36,311
Property and equipment	18,503	14	18,517
Restricted cash	1,092	—	1,092
Investment in affiliate	—	34,561	34,561
Other assets	383	3,600	3,983

Total assets	$58,917	$35,547	$94,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,980	$(72)	$4,908
Accrued and other current liabilities	3,768	387	4,155
Derivative liabilities	2,935	472	3,407
Current portion of obligation to related party	—	2,575	2,575
Due to related party	125	85	210
Accrued clinical trial expenses	331	(331)	—
Deferred revenues	14,378	(14,378)	—

Total current liabilities	26,517	(11,262)	15,255
Obligation to related party, non-current	—	31,540	31,540
Deferred rent, non-current	495	(495)	—
Other liabilities	284	345	629

Total liabilities	27,296	20,128	47,424

Minority interest of subsidiary	4,972	846	5,818

Stockholders’ equity:
Common stock	250	—	250
Additional paid-in capital	198,909	(14,877)	184,032
Deferred stock compensation	(5)	(237)	(242)
Accumulated deficit	(172,515)	26,077	(146,438)
Accumulated other comprehensive income	10	3,610	3,620

Total stockholders’ equity	26,649	14,573	41,222

Total liabilities and stockholders’ equity	$58,917	$35,547	$94,464

CONSOLIDATED BALANCE SHEETS (in thousands)

	December 31, 2002

	Previously Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$4,449	$4,911	$9,360
Investment securities	13,572	—	13,572
Accounts receivable	1,302	(335)	967
Unbilled accounts receivable	—	883	883
Deferred costs	1,379	(1,379)	—
Due from related party	440	(48)	392
Prepaid expenses and other current assets	1,765	(89)	1,676

Total current assets	22,907	3,943	26,850
Property and equipment	3,309	2,120	5,429
Restricted cash	1,033	—	1,033
Investment in affiliate	268	38,245	38,513
Other assets	520	3,600	4,120

Total assets	$28,037	$47,908	$75,945

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$595	$413	$1,008
Accrued and other current liabilities	3,720	1,686	5,406
Derivative liabilities	5,780	2,826	8,606
Current portion of obligation to related party	—	2,575	2,575
Due to related party	1,900	487	2,387
Accrued clinical trial expenses	2,455	(2,455)	—
Deferred revenues	917	(917)	—

Total current liabilities	15,367	4,615	19,982
Obligation to related party, non-current	—	34,115	34,115
Deferred rent, non-current	606	(606)	—
Other liabilities	—	289	289

Total liabilities	15,973	38,413	54,386

Minority interest of subsidiary	—	6,838	6,838

Series A preferred stock	1,497	(265)	1,232

Stockholders’ equity:
Common stock	157	1	158
Additional paid-in capital	154,007	(17,054)	136,953
Deferred stock compensation	(94)	(323)	(417)
Accumulated deficit	(143,801)	16,483	(127,318)
Accumulated other comprehensive income	298	3,815	4,113

Total stockholders’ equity	10,567	2,922	13,489

Total liabilities and stockholders’ equity	$28,037	$47,908	$75,945

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended December 31, 2003

	Previously Reported	Adjustments	Restated

Revenues:
Research contracts and grants	$13,606	$14,400	$28,006
Related party services	692	359	1,051

Total revenues	14,298	14,759	29,057

Operating expenses:
Research and development:
Related party	413	(273)	140
Other	21,994	10,027	32,021

Total research and development	22,407	9,754	32,161
General and administrative	22,454	(6,466)	15,988

Loss from operations	(30,563)	11,471	(19,092)

Other income (expense):
Investment income and other	488	—	488
Valuation adjustments	2,845	1,654	4,499
Equity in loss of affiliate	—	(6,735)	(6,735)

Total other income (expense)	3,333	(5,081)	(1,748)

Net loss before minority interest	(27,230)	6,390	(20,840)
Minority interest in loss of subsidiary	1,703	(683)	1,020

Loss before cumulative effect of change in accounting principle	(25,527)	5,707	(19,820)
Cumulative effect of change in accounting principle	—	700	700

Net loss	(25,527)	6,407	(19,120)
Charges related to Series A preferred stock: Dividends	(109)	—	(109)
Accretion to redemption value	(331)	(517)	(848)
Beneficial conversion charges	(2,747)	1,124	(1,623)

Net loss applicable to common stockholders	$(28,714)	$7,014	$(21,700)

Basic and diluted net loss per share applicable to common stockholders:
Before cumulative effect of change in accounting principle	$(1.52)	$0.33	$(1.19)
Cumulative effect of change in accounting principle	—	0.04	0.04

Basic and diluted net loss per share applicable to common stockholders	$(1.52)	$0.37	$(1.15)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	18,916	—	18,916

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended December 31, 2002

	Previously Reported	Adjustments	Restated

Revenues:
Research contracts and grants	$1,055	$1,764	$2,819
Related party services	527	(135)	392

Total revenues	1,582	1,629	3,211

Operating expenses:
Research and development:
Related party	1,313	2,223	3,536
Other	19,662	4,028	23,690

Total research and development	20,975	6,251	27,226
General and administrative	14,373	(3,620)	10,753

Loss from operations	(33,766)	(1,002)	(34,768)

Other income (expense):
Investment income and other	2,033	5	2,038
Valuation adjustments	(4,009)	(288)	(4,297)
Equity in loss of affiliate	(11)	(792)	(803)

Total other expense	(1,987)	(1,075)	(3,062)

Net loss before minority interest	(35,753)	(2,077)	(37,830)
Minority interest in loss of subsidiary	—	162	162

Net loss	(35,753)	(1,915)	(37,668)
Charges related to Series A preferred stock:
Dividends	(1,090)	—	(1,090)
Accretion to redemption value	(3,155)	(3,691)	(6,846)
Beneficial conversion charges	(9,800)	702	(9,098)

Net loss applicable to common stockholders	$(49,798)	$(4,904)	$(54,702)

Basic and diluted net loss per share applicable to common stockholders	$(3.42)	$(0.34)	$(3.76)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	14,567	—	14,567

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended December 31, 2001

	Previously Reported	Adjustments	Restated

Revenues:
Research contracts and grants	$895	$—	$895
Related party services	—	—	—

Total revenues	895	—	895

Operating expenses:
Research and development:
Related party	2,422	(1,705)	717
Other	14,279	1,997	16, 276

Total research and development	16,701	292	16,993
General and administrative	11,823	54	11,877

Loss from operations	(27,629)	(346)	(27,975)

Other income:
Investment income and other	3,255	—	3,255
Valuation adjustments	1,736	2,289	4,025

Total other income	4,991	2,289	7,280

Net loss	(22,638)	1,943	(20,695)
Charges related to Series A preferred stock:
Dividends	(740)	—	(740)
Accretion to redemption value	(1,010)	(772)	(1,782)
Beneficial conversion charges	(143)	(802)	(945)

Net loss applicable to common stockholders	$(24,531)	$369	$(24,162)

Basic and diluted net loss per share applicable to common stockholders	$(1.73)	$0.02	$(1.71)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	14,145	—	14,145

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31, 2003

	Previously Reported	Adjustments	Restated

Cash provided by (used in):
Operating activities	$(19,878)	$753	$(19,125)
Investing activities	(11,047)	(5,095)	(16,142)
Financing activities	39,697	(569)	39,128

Increase in cash and cash equivalents	8,772	(4,911)	3,861
Cash and cash equivalents at beginning of year	4,449	4,911	9,360

Cash and cash equivalents at end of year	$13,221	$—	$13,221

	Year Ended December 31, 2002

	Previously Reported	Adjustments	Restated

Cash provided by (used in):
Operating activities	$(29,040)	$(321)	$(29,361)
Investing activities	25,092	(2,364)	22,728
Financing activities	898	7,596	8,494

Increase (decrease) in cash and cash equivalents	(3,050)	4,911	1,861
Cash and cash equivalents at beginning of year	7,499	—	7,499

Cash and cash equivalents at end of year	$4,449	$4,911	$9,360

	Year Ended December 31, 2001

	Previously Reported	Adjustments	Restated

Cash provided by (used in):
Operating activities	$(19,989)	$37	$(19,952)
Investing activities	2,345	(37)	2,308
Financing activities	19,717	—	19,717

Increase in cash and cash equivalents	2,073	—	2,073
Cash and cash equivalents at beginning of year	5,426	—	5,426

Cash and cash equivalents at end of year	$7,499	$—	$7,499

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share data)

	Year Ended December 31, 2003

	Previously Reported	Adjustments	Restated

Net loss	$(25,527)	$6,407	$(19,120)

Other comprehensive loss:
Translation adjustment	—	(201)	(201)
Unrealized loss	(288)	(4)	(292)

Total other comprehensive loss	(288)	(205)	(493)

Comprehensive loss	$(25,815)	$6,202	$(19,613)

	Year Ended December 31, 2002

	Previously Reported	Adjustments	Restated

Net loss	$(35,753)	$(1,915)	$(37,668)

Other comprehensive income (loss):
Translation adjustment	—	3,814	3,814
Unrealized loss	(579)	—	(579)

Total other comprehensive loss	(579)	3,814	3,235

Comprehensive loss	$(36,332)	$1,899	$(34,433)

	Year Ended December 31, 2001

	Previously Reported	Adjustments	Restated

Net loss	$(22,638)	$1,943	$(20,695)

Other comprehensive income (loss):
Translation adjustment	—	—	—
Unrealized income	523	1	524

Total other comprehensive loss	523	1	524

Comprehensive loss	$(22,115)	$1,944	$(20,171)

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, which include, among others, those related to long-lived assets, property and equipment, warrant derivative liability, embedded derivative liability, clinical trial expense accruals, asset retirement obligations, income taxes and other contingencies. The estimates are based on historical experience and on various other assumptions that appear to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of VaxGen and its subsidiary, VCI, since the inception of VCI in 2002. All significant inter-company accounts and transactions have been eliminated in consolidation. The condition for control of entities is the ownership of a majority voting interest or the ability to otherwise exercise control over the entity.

Cash Equivalents

All short-term investments with an original maturity at date of purchase of less than three months are considered to be cash equivalents. The Company’s cash equivalents are maintained at one financial institution. The Company’s December 31, 2003 balance at this institution is in excess of federal depository insurance limitations.

Investment Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates classifications at each balance sheet date. If declines in value are deemed other-than-temporary, a charge is made to net loss for the period. At December 31, 2003 and 2002, investment securities consist of corporate obligations and obligations of the U.S. government and its agencies with an original maturity date at purchase greater than three months. These securities are classified as “available-for-sale” securities. Accordingly, these short-term investments are recorded at cost, which approximates fair value and are marked to market at each reporting period, with changes in value recorded as a component of other comprehensive loss. Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and receivables. Cash and cash equivalents are deposited in demand and money market accounts at one financial institution. The Company’s balances are in excess of federal depository insurance limitations. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s principal source of revenue is the U.S. government, principally the NIH and related entities. Accordingly, the Company’s receivables are concentrated primarily with the U.S. government and its agencies. The Company has not experienced any material losses on its receivables.

Unbilled Accounts Receivable

The Company generally issues billings on a monthly basis for costs incurred under its service contracts. Billings for the fixed fee portion of the Company’s service contracts generally occur when milestones are achieved and accepted by the customer, as applicable. Unbilled accounts receivable represent amounts related to cost reimbursement contracts that have been recognized as revenue, but have not yet been billed. Such receivables are stated at the lower of actual cost incurred plus accrued overhead or net estimated realizable value of incurred costs. Unbilled accounts receivable are generally billed and collected in a timely fashion. It is the Company’s policy to provide reserves for the collectibility of billed and unbilled accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of the reserve requirements can be reasonably estimated.

Investment in Affiliate

In a 2002 non-monetary transaction, the Company made an investment in Celltrion, a biomanufacturing facility located in the Republic of Korea that it recorded at the date of the exchange at fair value as a non-current asset in the consolidated balance sheet based on Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions  (“APB 29”). During 2003 and 2002, this investment was accounted for based upon the equity method in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, as the Company had the ability to exercise significant influence over operating and financial policies of the investee even though the Company held less than 50% of the voting stock. The Company’s investment is adjusted for contributions, distributions and its proportionate share of the investee’s undistributed losses. The Company’s proportionate share of the investee’s undistributed losses is recorded as equity in loss of affiliate in the consolidated statements of operations. The Company regularly reviews its investment for impairment. The Company did not recognize any other-than-temporary declines in its investment in affiliate during 2003 or 2002.

Issuances of Stock by Equity Method Investees

When an equity method investee sells additional shares to parties other than the investor, it changes the investor’s percentage ownership interest in the investee. In the event that the selling price per share is more or less than the investor’s average carrying amount per share, there is a gain or loss to the investor that must be accounted for in additional paid-in capital if the equity method investee is in the early stages of its business development. This gain or loss is accounted for in accordance with Staff Accounting Bulletin Topic 5H, Accounting for Sales of Stock of a Subsidiary (“SAB Topic 5H”).

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Equipment, consisting of laboratory equipment, computers and other office furniture and equipment, is depreciated using the straight-line method over the assets’ estimated useful lives of five to six years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease. Construction in progress primarily represents costs incurred for the design, construction and validation of the Company’s manufacturing facility in California. No depreciation is recognized for construction in progress until the related assets are operational. At December 31, 2003, the California manufacturing facility was not yet operational and therefore, no depreciation had been recognized for that facility. Significant additions and improvements are capitalized, while repairs and maintenance costs are charged to expenses as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period recognized.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 143, Accounting for Asset Retirement Obligations (“FAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.

Clinical Trial Accruals

The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. The Company monitors patient enrollment levels and related activities to the extent possible; however, if the Company underestimated activity levels associated with various studies at a given point in time, the Company could record significant research and development expenses in future periods.

Revenue Recognition

Substantially all of the Company’s revenues relate to written contractual arrangements with agencies of the U.S. government or entities associated with the U.S. government. Cost-reimbursable contracts with the U.S. government are accounted for in accordance with Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed-Fee Contracts (“ARB 43”).

The fees under U.S. government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenues at the time the amounts can be determined reasonably.

For non-government arrangements, the Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. In such instances, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured. Any unearned revenue is disclosed as deferred revenue and is recognized when the service is provided.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs include salaries, benefits and other costs associated with internal personnel, contractor fees and laboratory supplies as well as preclinical development costs, clinical trial and related clinical manufacturing costs, facilities and overhead costs and research and certain clinical trial activities conducted by various third parties, including contract research organizations, which provide contractually defined administration and management services.

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

Valuation of Derivative Instruments

The Company values certain embedded features and warrants it issued in connection with its Series A Preferred Stock financing as derivative liabilities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). The Company estimates the fair value of its derivative liabilities each quarter using the Monte Carlo Simulation methodology. This methodology is complex and requires significant judgments in the estimation of fair values based on certain assumptions. Factors affecting the amount of these liabilities include changes in the Company’s stock price and other assumptions. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s consolidated statements of operations. These changes in the carrying value of derivatives can have a material impact on the Company’s consolidated financial statements. The derivative liabilities may be reclassified into stockholders’ equity upon conversion or expiration of the shares of Series A Preferred Stock, exercise or expiration of warrants or other events, the timing of which may be outside the Company’s control.

The warrant and the embedded derivative liabilities do not qualify for hedge accounting under FAS 133 and therefore, subsequent changes in fair value are recorded as non-cash valuation adjustments within other income (expense) in the consolidated statements of operations.

Fair Value of Financial Instruments

The Company has financial instruments other than cash, cash equivalents and investment securities, consisting of receivables, accounts payable and due to/from related parties. The fair value of these financial instruments approximates their carrying amount due to their short-term nature.

In July 2003, the Company adopted FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). FAS 150 establishes standards for classification and measurement in the balance sheet of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). Financial instruments within the scope of FAS 150 are initially and subsequently measured at fair value. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

Agreements that consist of a written put option and a purchased call option constitute financial instruments under FAS 150. The Company and Celltrion entered into such financial instruments in 2002. In accordance with APB 29, the Company recorded the financial instruments at fair value in 2002. There were no other-than-temporary declines in value recorded; therefore, the carrying value was not adjusted until the Company’s July 1, 2003 adoption of FAS 150. At that time, the Company determined the financial instruments’ current fair value and, in accordance with FAS 150, accounted for the $0.7 million change in fair value as a cumulative effect of a change in accounting principle. Thereafter, the financial instruments are measured at fair value with changes in fair value recognized in the statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation based upon the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense using the straight-line method over the vesting period of the stock option. The Company has adopted the disclosure requirements of FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s restated net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,

	2003 (Restated)	2002 (Restated)	2001 (Restated)

Net loss applicable to common stockholders	$(21,700)	$(54,702)	$(24,162)

Add: Stock-based employee compensation expense included in
reported net loss	242	501	1,231

Less: Total stock-based employee compensation expense determined
under fair value based method for all awards	(7,665)	(7,442)	(6,056)

Net loss applicable to common stockholders — pro forma	$(29,123)	$(61,643)	$(28,987)

Net loss per share applicable to common stockholders — basic and
diluted, as reported	$(1.15)	$(3.76)	$(1.71)

Net loss per share applicable to common stockholders — basic and
diluted, pro forma	$(1.54)	$(4.23)	$(2.05)

The value of each option grant and employee stock purchase plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no expected dividends):

Stock Option Plans	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	2.5%	3.6%	4.4%
Expected average life	4 years	4 years	4 years
Volatility	104%	90%	93%

Employee Stock Purchase Plan	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	1.1%	1.8%	3.4%
Expected average life	1 year	1 year	1 year
Volatility	137%	84%	91%

The resulting effect on net loss pursuant to FAS 123 is not likely to be representative of the effects on net loss pursuant to FAS 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets in accordance with the provisions of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset; a significant, other-than-temporary change in the manner or extent that an asset is used, including a decision to abandon acquired products, services or technologies; a significant adverse change in operations or business climate affecting the asset; and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. When such an event occurs, management determines whether there has been impairment by comparing the undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value less costs to sell. Fair value is determined based either on discounted cash flows or appraised values, depending on the nature of the asset. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign investee are measured using local currency as the functional currency. Assets and liabilities are translated to their U.S. dollar equivalents using the spot rate at the respective balance sheet dates. Equity in profits or losses of the investee is translated using average exchange rates for the period. Translation adjustments resulting from changes in exchange rates are reported as a component of other comprehensive income. Currently, the Company does not engage in foreign currency hedging activities.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentations.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), replacing Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities no later than the end of the first reporting period that ends after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company’s subsidiary, VCI, is a variable interest entity in which VaxGen is the primary beneficiary pursuant to FIN 46R. FIN 46R requires a variable interest entity to be consolidated by a company if a company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns or both, as a result of ownership, contractual or other financial interest in the entity. Because of the Company’s control over the operations of VCI, the Company’s financial statements already reflect the consolidated results of VaxGen and VCI since the inception of VCI in 2002. All material intercompany accounts and transactions have been eliminated in consolidation. The Company has also evaluated the future period effects of the application of FIN 46R to its investment in Celltrion. Celltrion is a variable interest entity in which VaxGen is the primary beneficiary pursuant to FIN 46R and will therefore be consolidated with the Company as of the quarter ended March 31, 2004. The adoption of FIN 46R will have a material impact upon the Company’s future consolidated financial condition, results of operations and cash flows. Since VaxGen and Celltrion are the only stockholders of VCI, the adoption of FIN 46R will also eliminate the accounting for Celltrion’s investment in VCI as a minority interest. All significant transactions between the Company, Celltrion and VCI will be eliminated in consolidation.

In December 2004, the FASB issued FAS No. 123(R), Share-Based Payment (“FAS 123R”) which is a revision of FAS 123. Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. FAS 123R must be adopted in annual periods beginning after July 1, 2005. The Company plans to begin applying FAS 123R prospectively in the first quarter of 2006. Additionally, in August 2005, the FASB issued FSP FAS 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (“FSP1”). In FSP1, the FASB decided to defer the requirements in FAS 123 that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. In October 2005, the FASB issued FSP FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP2”). In FSP2, the FASB is providing companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in FAS 123R. In November 2005, the FASB issued FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP3”). FSP3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of FAS 123R. In February 2006, the FASB issued FSP FAS 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event  (“FSP4”), which concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. FSP4 is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP1, FSP2, FSP3 and FSP4 will be applied upon the Company’s adoption of FAS 123R. The Company is currently evaluating the impact of adopting the guidance in FSP1, FSP2, FSP3 and FSP4 on the Company’s consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). FAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in FAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is effective with the Company’s first quarter of fiscal 2006. The Company does not expect adoption of FAS 153 will have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2005, the SEC published Staff Accounting Bulletin No. 107 (“SAB 107”). The interpretations in this staff accounting bulletin express the views of the staff regarding the interaction between FAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS 123R, the modification of employee share options prior to adoption of FAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of FAS 123R. The Company will comply with SAB 107 upon its adoption of FAS 123R. The Company is currently evaluating the impact of adopting SAB 107 on the Company’s consolidated financial position, results of operations and cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in FAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company does not expect adoption of this interpretation will have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2005, the FASB issued FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (“FSP FIN 46R-6”). FSP FIN 46R-6 addresses certain major implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether the entity is a variable interest entity or VIE, (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. The effective date and transition requirements prescribed by FSP FIN 46R-6 are complex. For example, an enterprise is required to apply the guidance in the FSP prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred as defined in FIN 46R beginning the first day of the first reporting period beginning after June 15, 2006. Retrospective application is permitted but not required; however, a company that chooses retrospective application must do so no later than the end of the first annual reporting period ending after July 15, 2006. The Company is currently evaluating the impact of adopting FSP FIN 46R-6 on the Company’s consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes (“APB 20”), and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 3”) and changes the requirements for the accounting for, and reporting of, a change in accounting principles. FAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle. Additionally, FAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with the Company’s first quarter of fiscal 2006. The Company adopted the disclosure requirements on January 1, 2006. The Company does not expect the adoption of FAS 154 will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP FAS 150-5, Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FAS 150-5”). FAS 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS 150-5 is effective for the first reporting period beginning after June 30, 2005. Although the Company does have outstanding warrants as of July 1, 2005, the shares issued upon exercise of the warrants are not redeemable; consequently, the Company does not expect the adoption of FAS 150-5 will have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2005, the FASB issued FSP APB 18-1, Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (“FSP APB 18-1”), which provides guidance on how an investor should account for its proportional share of an investee’s equity adjustments for other comprehensive income (“OCI”) upon a loss of significant influence as detailed in paragraph 121 of FAS No. 130, Reporting Comprehensive Income (“FAS 130”). APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”) requires a transaction of an equity method investee of a capital nature be accounted for as if the investee was a consolidated subsidiary, which requires the investor to record its proportionate share of the investee’s adjustments for OCI as increases or decreases to the investment account with corresponding adjustments in equity. FSP APB 18-1 requires that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost and equity method accounting is no longer appropriate. However, to the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in FSP APB 18-1 is effective for the Company on October 1, 2005. The Company is currently evaluating the impact of adopting FSP APB 18-1 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-07”). EITF 05-07 requires that a change in the fair value of a conversion option brought about by modifying the debt agreement be included in analyzing in accordance with EITF consensus on Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), whether a debt instrument is considered extinguished. Under EITF 96-19’s requirements, an issuer who modifies a debt instrument must compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent, the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent, the debt is considered to be modified and is subject to EITF 96-19’s modification accounting. EITF 05-07 requires that in applying the 10 percent test the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. EITF 05-07 also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of the conversion option of a debt instrument that does not result in an extinguishment. EITF 05-07 is effective for modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect the adoption of EITF 05-07 to have material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2005, the EITF reached a consensus on Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-08”). Under EITF 05-08, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments, require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. EITF 05-08 should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-05 and EITF 00-27 for periods beginning after December 15, 2005. The Company does not expect the adoption of EITF 05-08 to have material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”). This FSP nullifies certain requirements of EITF Issue No. 03-01 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The Company is evaluating the impact of adopting the guidance in FSP FAS 115-1 and FAS 124-1on the Company’s consolidated financial position, results of operations and cash flows.

In December 2005, the SEC issued an Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (“SEC Interpretation”), which is effective beginning January 1, 2006. Under the SEC Interpretation, the SEC will not object to revenue recognition from the sale of vaccines and bioterror countermeasures to the Federal government for placement into stockpiles related only to the Vaccines for Children Program or the Strategic National Stockpile. In November 2004, the Office of Public Health Emergency and Preparedness (“OPHEP”) awarded the Company a contract valued at $877.5 million to provide 75 million doses of rPA102 to the U.S. government’s Strategic National Stockpile (“SNS”) for civilian defense (“SNS Contract”). The SNS Contract specifies that the U.S. government will take delivery and physical possession of the anthrax vaccine into the SNS. Accordingly, this SEC Interpretation is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. The Company will, however, continue to monitor the impact for future periods and transactions.

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments (“FAS 155”), which amends FAS 133 and FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 will have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the EITF reached a tentative consensus on Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-03 is effective for periods beginning after December 15, 2006. The Company does not expect the implementation of EITF 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2007. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of adopting FAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

4.	Net Loss per Share

Basic net loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Potential dilutive common stock includes shares issuable upon the exercise of outstanding common stock options and warrants, issuable under the Employee Stock Purchase Plan and convertible from shares of Series A Preferred Stock. For all periods presented, such potential common shares were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

The following is a summary of potentially dilutive securities that were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	December 31,

	2003	2002	2001

Stock options	3,746,689	3,078,572	2,078,252
Warrants	1,021,250	950,261	717,265
Employee Stock Purchase Plan	65,117	245,208	137,755
Series A Preferred Stock	—	268,875	861,383

Total	4,833,056	4,542,916	3,794,655

5.	Balance Sheet Components

Investment Securities

The following is a summary of available-for-sale investment securities at December 31 (in thousands):

	Amortized Cost	Unrealized Gains	Market Value

2003:
Government obligations	$13,564	$7	$13,571
Corporate obligations	1,893	—	1,893

	$15,457	$7	$15,464

2002:
Government obligations	$7,058	$171	$7,229
Corporate obligations	6,215	128	6,343

	$13,273	$299	$13,572

Amortized cost and market value of investment securities at December 31, 2003 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities	Cost	Market Value

	(in thousands)
Due in 1 year or less	$4,056	$4,057
Due between 1 year to 3 years	11,401	11,407

	$15,457	$15,464

Investment income for the years ended December 31, 2003, 2002 and 2001 of $0.4 million, $1.6 million and $2.8 million, respectively, includes interest income and amortization and accretion of discounts and premiums as well as realized gains and losses. Gross realized gains of $0.1 million, $0.5 million and $0.5 million were realized upon the sale of investments during the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized losses of $0.05 million, $0.12 million and $0.01 million were realized upon the sale of investments during the years ended December 31, 2003, 2002 and 2001, respectively.

Property and Equipment

The following is a summary of property and equipment at December 31 (in thousands):

	2003 (Restated)	2002 (Restated)

Furniture and equipment	$5,466	$4,016
Construction in progress	14,347	2,132
Leasehold improvements	3,138	2,495

	22,951	8,643
Less: accumulated depreciation and amortization	(4,434)	(3,214)

	$18,517	$5,429

Depreciation expense, including amortization of capitalized leases, was $1.2 million, $1.0 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Restricted Cash

At December 31, 2003 and 2002, the Company had restricted cash of $1.1 million and $1.0 million, respectively, as compensating balances to support outstanding letters of credit. The letters of credit, which are renewed annually, relate to the Company’s facilities leases and utility services.

Asset Retirement Obligations

All of the Company’s existing asset retirement obligations are associated with commitments to return property subject to operating leases to the original condition upon lease termination. As of the date of adoption of FAS 143, the Company recorded a $0.25 million non-current asset retirement liability and a corresponding increase in leasehold improvements. This amount represented the net present value of the expected future cash flows associated with returning certain of the Company’s leased properties to original condition as of the date of adoption.

As of December 31, 2003, no additional asset retirement obligations had been identified. The net present value of the expected future cash flows referenced above was $0.3 million and is included in other non-current obligations in the consolidated balance sheet as of December 31, 2003. The Company’s accretion expense related to the obligation was $34,000 for the year ended December 31, 2003 and was recorded as rent expense in general and administrative expenses.

Accrued and Other Current Liabilities

The following is a summary of accrued and other current liabilities at December 31 (in thousands):

	2003 (Restated)	2002 (Restated)

Employment and severance benefits	$2,931	$969
Clinical trial expenses	371	2,515
Deferred revenue	201	37
Other	652	1,885

	$4,155	$5,406

6.	Contracts

The Company is developing rPA102, a recombinant Protective Antigen anthrax vaccine candidate, under contracts from the National Institute of Allergy and Infectious Diseases (“NIAID”). In September 2002, the Company was awarded a contract from NIAID (“2002 Anthrax Contract”) to develop a new anthrax vaccine candidate and to create a feasibility plan for how the Company would manufacture an emergency stockpile of 25 million doses of the vaccine. Under the 2002 Anthrax Contract, $20.9 million has been awarded to develop the vaccine candidate initially developed by U.S. Army Medical Research Institute of Infectious Diseases, which combines the safety benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax Protective Antigen.

In September 2003, the Company was awarded a second contract from NIAID valued at $80.3 million (“2003 Anthrax Contract”) for the advanced development of the Company’s anthrax vaccine candidate. The 2003 Anthrax Contract is intended to fund development through manufacturing scale-up and completion of two Phase 2 clinical studies, which will support the filing of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”). The Company believes that additional Phase 2 or Phase 3 studies will be required to support a BLA.

7.	Relationship with Genentech

The Company was founded in 1995 to develop and commercialize an HIV vaccine under a license and supply agreement with Genentech. In 1996, in return for an equity interest (1,150,000 shares or 54% of the then outstanding and subscribed shares) in the Company, rights to maintain 25% ownership of the Company’s common stock (through common stock warrants), a seat on the Board of Directors and certain manufacturing and marketing rights to the HIV vaccine, Genentech granted the Company an exclusive license to certain technology.

Genentech financed the formation of the Company by means of a $1.0 million line of credit. Additionally, Genentech and the Company entered into an agreement whereby Genentech could convert the line of credit plus additional capital totaling $2.0 million into shares of the Company’s common stock. The conversion was made concurrent with an initial private placement in March 1997. The conversion resulted in the issuance of 285,714 shares of common stock. Upon the final closing of the private placement, Genentech exercised its option to retain a 25% common stock ownership interest and thereby acquired an additional 86,640 shares of common stock for cash. Genentech no longer has any rights to maintain its proportionate ownership position. Also in 1996, the Company entered into a license and supply agreement with Genentech wherein Genentech agreed to provide, and the Company agreed to reimburse Genentech for, services primarily related to maintenance of intellectual property rights for the HIV vaccine product candidate.

The license and supply agreement was amended and restated as of May 1, 2002 and, in connection with the amended agreement, the Company is required to achieve the filing of a BLA with the FDA by May 2004, if it is able to meet all of the primary endpoints established in its current Phase 3 clinical trials. If the Company does not meet all of its primary endpoints, the filing requirement date would be extended to May 2006. In addition, the Agreement could be terminated if either party fails to comply with any of its material obligations or in the event of insolvency or bankruptcy of either party. In 2003, the Company announced that it did not meet the primary endpoints of its two Phase 3 clinical trials. In 2003, the Company ceased almost all of its development efforts for AIDSVAX.

The Company, under the amended and restated license and supply agreement, has the right to require Genentech to transfer technology to the Company and Genentech would continue to provide the aforementioned services on an agreed upon basis. The Company incurred expenses under this agreement of $0.1 million, $3.5 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

8.	Redeemable Preferred Stock

On May 23, 2001, the Company entered into a Securities Purchase Agreement and a related Registration Rights Agreement with four investors, whereby the Company received $20.0 million in consideration for the sale of 20,000 shares of the Company’s Series A Preferred Stock and the issuance of common stock purchase warrants (“Series A Warrants”) described below. Expenses related to the transaction were $1.7 million, resulting in net proceeds of $18.3 million. As of December 31, 2003, there were no outstanding shares of Series A Preferred Stock as all such shares had been converted into common stock.

The significant terms of the Series A Preferred Stock financing are as follows:

Redemption

In the event that there had been no earlier conversion, the Company would have been required to redeem the Series A Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends.

The Company accounted for the difference between the carrying amount of Series A Preferred Stock and the redemption amount by increasing the carrying amount using the effective interest rate method for periodic accretion, so that the carrying amount would equal the redemption amount at the scheduled redemption date. The non-cash accretion to the redemption value of the Series A Preferred Stock for the years ended December 31, 2003, 2002 and 2001 was $0.8 million, $6.8 million and $1.8 million, respectively, including a $0.3 million deemed dividend in 2002.

Included in the accretion were amounts related to allocations of proceeds to Series A Preferred Stock issuance costs, embedded derivatives and warrants. Accretion to redemption value in the consolidated statements of operations also includes the non-cash write-off of the unaccreted fair value of the embedded derivatives and warrants upon Series A Preferred Stock conversions for the years ended December 31, 2003, 2002 and 2001 of $0.5 million, $3.7 million and zero, respectively. As all the remaining shares of Series A Preferred Stock were converted into common stock by the end of 2003, there will be no further accretion.

Dividends

Prior to conversion, each share of Series A Preferred Stock was entitled to receive annual dividends of 6% payable on June 30 and December 31, beginning on December 31, 2001. If not paid within five days of either such date, the dividend would accumulate and compound. Payment could be made in cash or in shares of common stock at the Company’s option. If the dividends are paid in common stock, then the number of shares to be issued is determined to be equal to the dollar amount due divided by 95% of the average of the closing price per share of the Company’s common stock over the five consecutive trading days preceding the payment. During 2003, payment was made in cash for $18,000 along with 31,561 shares of common stock that were paid upon conversion for accrued but unpaid dividends. During 2002, payment was made in 114,300 shares of common stock, along with an additional 26,181 shares of common stock that were paid upon conversion for accrued but unpaid dividends. Payment on December 31, 2001 was made in 65,253 shares of common stock. Net loss applicable to common stockholders for the years ended December 31, 2003, 2002 and 2001 included non-cash charges of $0.1 million, $1.1 million and $0.7 million, respectively, for Series A Preferred Stock dividends.

Conversions

Each share of Series A Preferred Stock can be converted at the option of the holder at any time after issuance according to a variable conversion ratio, subject to adjustment for dilution or certain equity adjustments. The initial conversion ratio is determined by dividing the liquidation value ($1,000 per share plus accrued dividends) by the original conversion price of $23.22 per share, and then multiplied by the number of shares to be converted.

In 2002, one of the holders of Series A Preferred Stock exercised a Series A Warrant, which had the effect, under the anti-dilution provisions applicable to the Series A Preferred Stock, of reducing the conversion price of the Series A Preferred Stock to $14.13 per share. The reduction in conversion price resulted in an additional 553,746 shares of common stock issuable upon conversion. During 2002, investors converted 16,200 shares of Series A Preferred Stock in exchange for 1,146,255 shares of common stock. The fair value of these 1,146,255 shares of common stock was $21.0 million based upon the closing price per share of the Company’s common stock on the date of the conversions.

In connection with a private placement financing which closed in the second quarter of 2003, the conversion price of the Series A Preferred Stock was further reduced, from $14.13 to $2.87 per share. This further reduction in conversion price resulted in an additional 1,055,168 shares of common stock issuable upon conversion. During 2003, investors converted the remaining 3,800 shares of Series A Preferred Stock in exchange for 1,324,042 shares of common stock. The fair value of these 1,324,042 shares of common stock was $7.5 million based upon the closing price per share of the Company’s common stock on the date of the conversions.

Change in Control

If there shall have occurred on or prior to the stated maturity of the Series A Preferred Stock a change in control, the holders of the Series A Preferred Stock may require the Company to repurchase any or all of its shares at 115% of their liquidation value. The change in control provision qualifies as an embedded derivative that was not clearly and closely related to the characteristics of the Series A Preferred Stock upon issuance. Since this provision does not qualify for any scope exception under FAS 133, it is required to be accounted for separately from the Series A Preferred Stock and recorded as a derivative financial instrument. This provision was classified as an embedded derivative liability upon issuance and is included in current liabilities in the consolidated balance sheet.

Series A Warrants

The Company issued Series A Warrants initially for the purchase of 297,177 shares of common stock to the Series A Preferred Stock investors. The Series A Warrants, which expire on May 23, 2006, originally had an exercise price of $25.24 per share. If the Company sells its common stock for less than the exercise price, then the then current exercise price shall be reduced in accordance with the terms of the Series A Warrants. On December 9, 2003, the Company sold 4.1 million shares of common stock at below the then current exercise price and accordingly, the exercise price was adjusted to $11.45 per share and the resulting number of shares issuable on exercise of the warrants increased to 655,078.

The Company initially valued the Series A Warrants at $14.99 per share, resulting in a total value of $4.5 million at issuance. This amount was accounted for as a reduction in the initial carrying value of the Series A Preferred Stock and an increase to current liabilities given the redemption provisions of the Series A Warrants. Prior to the final conversion of Series A Preferred Stock outstanding in 2003, the discount was being amortized over three years and accordingly, net loss applicable to common stockholders for the years ended December 31, 2003, 2002 and 2001 reflected non-cash charges of $0.1 million, $1.2 million and $0.8 million, respectively. As a result of the conversions of Series A Preferred Stock in 2003 and 2002, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the Series A Warrants as non-cash deemed dividends to common stockholders of $0.3 million and $2.0 million during the years ended December 31, 2003 and 2002, respectively.

The Series A Warrants, which are subject to certain registration rights described below, provided for liquidated damages and cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company and constitute a warrant derivative liability in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock. For the years ended December 31, 2003, 2002 and 2001, valuation adjustments income (expense) representing changes in the fair value of the warrant derivative liability included in the consolidated statements of operations were $1.4 million, $0.2 million and $1.7 million, respectively. As a result of the conversions of Series A Preferred Stock in 2003 and 2002, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the warrant derivative liability as non-cash deemed dividends to common stockholders of $0.2 million and $1.7 million during the years ended December 31, 2003 and 2002, respectively.

Registration Rights

The Company also entered into a Registration Rights Agreement with the Series A Preferred Stock investors. The registration rights granted under the terms of this agreement generally require that the Company file a resale S-3 registration statement (“S-3”) within 45 days after closing and keep the S-3 effective until all registerable securities have been sold or five years, whichever is earlier. Under certain circumstances, the Company shall be subject to the following penalties: Premium Redemption Price (“PRP”) which is defined as a mandatory redemption at 120% of the liquidation value, and Monthly Delay Payment (“MDP”) which is defined as monthly payments at 1.5% of the aggregate purchase price for the first 30 days, 2% for each month thereafter, with the maximum aggregate MDP payable for multiple breaches being 3% per month. If the S-3 is not effective 120 days from closing, then VaxGen must pay the MDP. If the S-3 is not effective after 270 days from closing, investors may choose to continue receiving MDPs or force redemption at the PRP. The MDP is also payable under the following circumstances: if VaxGen is delisted from Nasdaq, if there are certain blackout periods or if there are insufficient shares of common stock available to effect full conversion. Redemption at PRP is available under the following circumstances: if VaxGen is delisted for more than five consecutive trading days, if there are extended blackout periods, if seven days pass without a cure for insufficient shares of common stock available to effect full conversion, if VaxGen breaches a representation or warranty under the transaction documents, if VaxGen enters bankruptcy proceedings or if VaxGen fails to pay MDP due within 10 days from demand. Through December 31, 2003, no MDP’s have been incurred.

Effect of Beneficial Conversion Feature

The Company’s Series A Preferred Stock was issued with a beneficial conversion feature, which was initially valued at $5.6 million. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as a discount to the Series A Preferred Stock. The beneficial conversion feature discount is being amortized to the stated redemption date in accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”).

In 2002, one of the holders of Series A Preferred Stock exercised a Series A Warrant, which had the effect, under the anti-dilution provisions applicable to the Series A Preferred Stock, of reducing the conversion price of the Series A Preferred Stock to $14.13 per share. The reduction in conversion price resulted in an additional 553,746 shares of common stock issuable upon conversion. The change in the conversion price triggered a contingent beneficial conversion feature in accordance with EITF 00-27. The contingent beneficial conversion feature was measured as the product of the number of shares of common stock issuable upon conversion of outstanding Series A Preferred Stock multiplied by the fair value of the Company’s common stock on the commitment date of May 23, 2001, less the cumulative beneficial conversion feature previously recorded and limited by the proceeds originally allocated to the Series A Preferred Stock. The fair value of the Company’s common stock on the commitment date was $20 per share. Accordingly, the Company recorded a contingent beneficial conversion feature in the amount of $6.1 million, which was recorded as additional paid-in capital and as a discount to the Series A Preferred Stock. The contingent beneficial conversion feature discount was being accreted to the stated redemption date, May 23, 2004.

In connection with a private placement financing which closed in the second quarter of 2003, the conversion price of the Series A Preferred Stock was further reduced, from $14.13 to $2.87. This further reduction in conversion price resulted in an additional 1,055,168 shares of common stock issuable upon conversion. The change in the conversion price triggered a contingent beneficial conversion feature as described above, but as a result of the limitations noted above, the Company did not record a contingent beneficial conversion feature in 2003.

As noted above, investors converted Series A Preferred Stock into common stock during 2003 and 2002. The unamortized discount related to the shares converted in 2003 and 2002 was recorded as a non-cash beneficial conversion charge of $1.1 million and $7.5 million, during the years ended December 31, 2003 and 2002, respectively.

The fair values of the Company’s derivative instruments as of and the ending balance of its Series A Preferred Stock for the years ended December 31 consist of the following (in thousands):

	2003	2002

	(Restated)	(Restated)
Fair Values:
Warrants	$2,876	$6,628
Registration rights derivatives	531	1,978

Derivative liability	$3,407	$8,606

Series A Preferred Stock:
Beginning Balance	$1,232	$7,174
Beneficial conversion feature	—	(6,104)
Accretion to redemption	848	6,546
Beneficial conversion charges	1,623	9,098
Unaccreted fees	97	718
Conversions	(3,800)	(16,200)

Ending balance	$—	$1,232

Valuation of Series A Preferred Stock, Warrants and Derivatives

Multiple features are embedded in the Company’s Series A Preferred Stock and Series A Warrants. These embedded derivatives have been valued using the Monte Carlo fair value methodology. The Company completed the valuation of two put options embedded in the Series A Preferred Stock, one put option embedded in the Series A Warrants and the expected payment of liquidated damages to the Series A Preferred Stock and Series A Warrant holders upon certain triggering events described above. The Monte Carlo methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates.

The inputs for valuation analysis of the derivatives embedded in the Series A Preferred Stock include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the Company’s market capitalization, the conversion rate of the Series A Preferred Stock, the number of outstanding shares of Series A Preferred Stock, the risk free interest rate as well as the credit spread, which represents the Company’s risk premium over the risk free interest rate. The Series A Preferred Stock and these derivatives were no longer outstanding as of December 31, 2003, however, the key inputs for the valuation analysis of these embedded derivatives at December 31, 2002 are summarized as follows:

2002

Volatility	89%
Risk free interest rate	1.43%
Credit spread	0.00%

The inputs for the valuation analysis of the derivatives embedded in the Series A Warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the Series A Warrants and the risk free interest rate. The key inputs for the valuation analysis of these embedded derivatives at December 31 are summarized as follows:

	2003	2002

Volatility	111%	90%
Risk free interest rate	2.05%	2.15%

9.	Relationship with Celltrion

Under the terms of the Celltrion Joint Venture Agreement (“JVA”) dated February 25, 2002, between the Company and Nexol Biotech Co., Ltd. (“Nexol”), Nexol Co., Ltd. (“Nexol Co”), Korea Tobacco & Ginseng Corporation (“KT&G”) and J. Stephen & Company Ventures Ltd. (“JS”, and together, “Korean Investors”), Celltrion was formed to build and operate a mammalian-cell-culture biomanufacturing facility in Incheon, Republic of Korea. Celltrion also provided partial funding for the construction of the Company’s subsidiary, VCI, in California. As of December 31, 2003, Celltrion had received $45.8 million in cash from the Korean Investors, secured a $40.0 million loan from a Republic of Korea bank and received technology and manufacturing know-how from the Company, which Celltrion valued at $41.9 million. As of December 31, 2003, the Company owned 48% of Celltrion and was the largest stockholder. The Company provided mammalian-cell-culture technology and biologics production expertise as its investment in Celltrion.

The Company recorded its initial investment in Celltrion at $36.7 million as a non-current asset in the consolidated balance sheet, based upon APB 29 and EITF Issue 01-02, Interpretations of APB Opinion No. 29  (“EITF 01-02”). Subsequent accounting for this investment is based on the equity method, as the Company has the ability to exercise significant influence over operating and financial policies of Celltrion and holds less than 50% of the voting stock of Celltrion. The Company’s investment is adjusted for contributions, distributions and its proportionate share of the investee’s undistributed earnings or losses. The Company’s proportionate share of the investee’s undistributed losses is recorded as equity in loss of affiliate in the consolidated statements of operations. Celltrion did not pay any dividends during the years ended December 31, 2003 or 2002.

During 2002 in accordance with the JVA, Celltrion issued the Company 7,800,000 shares of common stock valued at 6,224 Korean Won per share (equivalent to $4.71 per share), sold 7,670,000 shares of preferred stock at a price of 5,000 Korean Won per share (equivalent to $3.78 per share), resulting in gross proceeds of $29.0 million and sold 455,000 shares of preferred stock at a price of 22,775 Korean Won per share (equivalent to $18.82 per share), resulting in gross proceeds of $8.6 million. As a result of these transactions, the Company’s ownership interest in Celltrion was decreased from 52% to 49% and its net equity in Celltrion decreased by $1.2 million. Because Celltrion is not yet an operating company, the decrease has been reflected as an equity transaction included in effect of affiliate equity transactions in the consolidated statements of stockholders’ equity for the year ended December 31, 2002.

In January 2003 in accordance with the JVA, Celltrion sold 390,000 shares of preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share), resulting in gross proceeds of $7.3 million. As a result of this transaction, the Company’s ownership interest in Celltrion was decreased from 49% to 48%, but because of the high price per share of this sale, the Company’s net equity in Celltrion increased by $3.0 million. Because Celltrion is not yet an operating company, the increase has been reflected as an equity transaction included in effect of affiliate equity transactions in the consolidated statements of stockholders’ equity for the year ended December 31, 2003.

Celltrion’s financial position and results of operations are measured using local currency as the functional currency. Assets and liabilities are translated to their U.S. dollar equivalents using the spot rate at the respective balance sheet dates and statements of operations are translated using average exchange rates for the period. Translation adjustments resulting from changes in exchange rates are reported as a component of other comprehensive income.

The Company also entered into a consulting services agreement in 2002 with Celltrion, primarily to provide technical assistance related to the design, engineering and construction of the Republic of Korea manufacturing facility. Revenues related to this agreement were $1.1 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. There was no profit or loss associated with these service transactions and accordingly they were disclosed as related party revenue, but not eliminated.

Under the terms of the JVA, Celltrion was managed in 2002 and 2003 by a Board of Directors composed of five individuals. Nexol and VaxGen each hold two seats on the Celltrion Board and together they are entitled to appoint a Representative Director of Celltrion. The Company may continue to hold two Board seats and appoint a Representative Director for as long as the Company retains two-thirds of its initial shareholdings in Celltrion. The laws of the Republic of Korea govern the JVA.

Summarized selected financial information for Celltrion is as follows (in thousands):

	Year Ended December 31, 2003	Period from February 26, 2002 (Inception) through December 31, 2002

Operating expenses	$4,045	$6,404
Impairment of intangible asset	11,672	—

Loss from operations	(15,717)	(6,404)
Other income	1,253	1,390
Loss from equity method investment	(1,974)	(544)
(Provision for) benefit from income taxes	1,492	(1,332)

Net loss	$(14,946)	$(6,890)

	December 31,

	2003	2002

Cash, cash equivalents and investment securities	$9,723	$27,153
Total current assets	11,749	27,851
Property and equipment	54,415	15,981
Intangible assets	30,067	43,632
Total non-current assets	104,110	68,534
Total assets	115,859	96,385
Current liabilities	12,814	5,629
Non-current obligations	32,110	12,514
Total stockholders’ equity	70,935	78,242
Total liabilities and stockholders’ equity	115,859	96,385

10.	VCI Manufacturing Facility

Under the terms of the Celltrion JVA, Celltrion invested $7.0 million to capitalize VCI, in order to design and construct a manufacturing facility, consisting of approximately 20,000 square feet dedicated to U.S. current Good Manufacturing Practices (“cGMP”) manufacturing within the Company’s California facility. The Company leases this facility from third parties. On June 7, 2002, the Company entered into an agreement with Celltrion to specify the terms governing the management and operation of VCI. The Company is responsible for all staffing and operational costs and expenses of the facility, as well as all capital costs in excess of the initial $7.0 million investment by Celltrion. VCI was originally contemplated to be used to facilitate the transfer of cell culture manufacturing technology to Celltrion to conduct on-site training of Celltrion personnel and to expedite commercial licensure and launch of AIDSVAX. In 2003, the Company ceased almost all of its development efforts for AIDSVAX. Under the terms of the VCI joint venture agreement, however, the Company has the right to use the facility, at its expense, for the development and licensure of new products and the Company plans to use the California facility to manufacture its anthrax bulk drug substance.

The Company received additional shares of common stock of VCI for every dollar the Company spent in connection with capital expenditures, validation, operation and licensure of the California manufacturing facility. During the years ended December 31, 2003 and 2002, the Company contributed $10.8 million and $0.6 million, respectively, for funding the operations of VCI in accordance with VCI’s joint venture agreement with Celltrion. As a result of the Company’s influence over the operations of VCI, the financial position and results of operations of VCI are consolidated with the financial statements of the Company since the inception of VCI. Celltrion is the only other stockholder of VCI and its investment is reflected as minority interest in subsidiary on the consolidated balance sheets. Given that the Company expected to incur approximately 70% of the cost of constructing VCI, the Company has accounted for Celltrion’s ownership interest in VCI as a 30% minority interest from the inception of VCI. Accordingly, the consolidated financial statements as of and for the years ended December 31, 2003 and 2002, reflect the results of the Company and 70% of the results of VCI since the inception of VCI. All significant intercompany balances and transactions have been eliminated in consolidation.

At the inception of VCI, the Company obtained the right to purchase all of the shares held by Celltrion in VCI until February 24, 2008 (“Purchased Call Option”) and is required to purchase Celltrion’s ownership interest in VCI if the Company receives approval of the FDA to market any of its products manufactured at the California facility prior to February 24, 2008 (“Written Put Option”), together with the Purchased Call Option, a net purchase option (“Net Purchase Option”). The purchase price for these VCI shares is $7.0 million, plus interest at the prime rate. The Company determined that the fair value of the Net Purchase Option was $3.6 million and recorded it in 2002 as a non-current other asset in the consolidated balance sheet. There were no other-than-temporary declines in value recorded; therefore, the carrying value was not adjusted until the July 1, 2003 adoption of FAS 150. At that time, the Company determined the fair value of the Net Purchase Option to be $4.3 million and, in accordance with FAS 150, accounted for the $0.7 million increase in fair value as a cumulative effect of a change in accounting principle in the consolidated statement of operations. The estimated fair value of the Net Purchase Option was $3.6 million at December 31, 2003. The $0.7 million decrease in fair value from July 1, 2003 through December 31, 2003 is included in the statement of operations as a valuation adjustment other expense.

11.	Obligation to Related Party

The Company performed a valuation of the various elements comprising the Company’s 2002 investment in Celltrion. Based upon the results of the valuation, the Company determined that the fair value of its initial investment in Celltrion was $36.7 million and the fair value of the Net Purchase Option from Celltrion was $3.6 million. In exchange for these assets, the Company licensed to Celltrion, for a 15-year period, its current and future mammalian-cell-culture technology and biologics production expertise which had no net book value on the Company’s consolidated balance sheets. The Company recognized a $38.6 million obligation related to this undelivered technology. As a result of the 15-year term of the license, the undelivered technology obligation will be delivered over 15 years and the obligation is reduced on a straight-line basis over that term. In accordance with the principles of SAB Topic 5H, because Celltrion is in the early stages of its business development, the recognized benefits from the investment have been reflected as equity transactions included in additional paid-in capital in the consolidated statements of stockholders’ equity.

The $1.7 million excess fair value of the assets received in 2002 over the initial value of the obligation, in addition to the $1.9 million reduction in the obligation during 2002, is reflected as a $3.6 million increase in additional paid-in capital (“Benefit from Celltrion Investment”) for the year ended December 31, 2002. The $2.6 million reduction in the obligation during 2003 is reflected as a Benefit from Celltrion Investment for the year ended December 31, 2003.

12.	Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive gains and losses. Other comprehensive gains and losses represent certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s accumulated other comprehensive loss balance at December 31 consists of the following (in thousands):

	2003	2002

	(Restated)	(Restated)

Foreign currency translation adjustments	$3,613	$3,814
Unrealized gains on available-for-sale securities	7	299

Accumulated other comprehensive loss	$3,620	$4,113

13.	Related Party Transactions

In 2000, the Company granted a loan to an officer for $0.9 million. This loan related to payroll taxes paid by the Company on behalf of the officer in connection with compensation incurred as a result of shares issued to the officer. In 2001, in connection with a severance agreement, the outstanding loan balance was reduced by $0.4 million. As of December 31, 2001, the remaining balance of the loan was in default and the Company had recorded an allowance on the loan in the amount of $0.5 million. In June 2003, the loan was written off against the allowance as uncollectible.

In August 2000, an executive received a non-interest bearing loan in the amount of $55,000. This loan was settled by a cash payment in November 2003. In May 2002, another executive officer received a non-interest bearing loan in the amount of $80,000. Per the second executive’s employment agreement, the loan is to be forgiven at the rate of 25% per year for each of the first four full years of the executive’s employment with the Company. As of December 31, 2003, the Company had a loan outstanding to the second executive officer in the amount of $40,000 included in other non-current assets in the consolidated balance sheet. Both loans were made to assist in the purchase of residences in connection with employment-related relocations.

Refer to Notes 9, 10 and 11 for discussions of related party transactions pertaining to Celltrion and VCI.

14.	Common Stock Offerings

The Company completed the following private placements of common stock:

Date	Sales Price	Closing Price	Shares	Net Proceeds (in thousands)

May 16, 2003	$2.87	$3.19	1,742,160	$5,000
June 5, 2003	4.40	5.07	1,591,307	6,685
December 2, 2003	7.00	8.10	4,100,000	26,539

15.	Employee Benefit Plans

(a)	401(k) Plan

The VaxGen 401(k) Retirement Plan (“401(k) Plan”) covers substantially all full-time employees of the Company. Under the 401(k) Plan as amended, the Company must match a portion of employee contributions with Company common stock or cash. A total of 300,000 shares of Company common stock have been reserved for issuance under the 401(k) Plan, of which 120,881 had been issued and 179,119 were available for issuance at December 31, 2003. In 2003, the Company issued 72,752 shares under the 401(k) Plan and recorded expense related to 401(k) matching of $0.4 million. In 2002, the Company issued 36,002 shares under the 401(k) Plan and recorded expense related to 401(k) matching of $0.3 million. In 2001, the Company issued 12,127 shares under the 401(k) Plan and recorded expense related to 401(k) matching of $0.2 million.

(b)	Employee Stock Purchase Plan

In May 2001, the stockholders of the Company approved the VaxGen 2001 Employee Stock Purchase Plan (“2001 Purchase Plan”). As of December 31, 2003, a total of 600,000 shares of Company common stock have been reserved for issuance under the 2001 Purchase Plan, of which 329,623 had been issued and 270,377 were available for issuance at December 31, 2003. All full-time employees are eligible to participate in the 2001 Purchase Plan. The 2001 Purchase Plan is implemented by a series of 24-month offering periods. The initial offering period commenced on July 2, 2001. Additional offering periods have and will commence on the first business day of each subsequent calendar quarter of each year during the term of the 2001 Purchase Plan and end two years later.

The purchase price for shares of common stock purchased at the end of a purchase period in an offering period will be the lesser of 85% of the market price of the Company’s common stock on the commencement date of the offering period, or 85% of the market price of the Company’s common stock on the last business day of the purchase period. If the purchase price for shares of common stock purchased at the end of any purchase period is less than the market price of common stock on the commencement date of the related offering period, all participants in that offering period will be withdrawn from that offering period and enrolled in the offering period commencing on the first business day subsequent to the end of the purchase period.

During any one calendar year, the maximum value of the common stock that may be purchased by a participant is $25,000. In 2003, 270,323 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $2.13 per share. In 2002, 49,325 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $5.55 per share. In 2001, 9,975 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $10.24 per share. The 15% discount from the market price is considered compensation for FAS 123 disclosure purposes only and is included in the FAS 123 disclosure in Note 3.

16.	Stock Options and Warrants

(a)	Stock Options

1996 Stock Option Plan

In May 2002, the stockholders approved amendments to the 1996 Stock Option Plan (“Plan”) which increased the number of shares of common stock reserved for issuance under the Plan from 3,250,000 to 4,750,000 and also added a provision that will automatically increase the number of shares reserved under the Plan by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year, beginning in January 2003 and ending in January 2007. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2003, 3,197,727 options were outstanding and 1,520,034 shares were available for grant under the Plan.

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

In 2002, the Company granted nonqualified options to purchase 220,000 shares of the Company’s common stock under the Plan to certain officers of the Company at exercise prices which were below the fair market value of the Company’s common stock on the dates of grant.

1998 Director Stock Option Plan

In 1998, the Board of Directors approved the 1998 Director Stock Option Plan (“Director Plan”) for non-employee directors. In May 2002, the stockholders of the Company approved an increase in the number of shares of common stock authorized for issuance under the Director Plan to a total of 300,000 shares. As of December 31, 2003, non-employee directors have been granted options to purchase 148,962 shares of the Company’s common stock at exercise prices ranging from $4.57 per share to $20.85 per share and 151,038 shares were available for grant under the Director Plan. Under the Director Plan, new non-employee directors will receive an initial option grant of 20,000 shares at the fair market value of the Company’s common stock on the grant date. Initial option grants shall vest over three years, beginning one year from the date of grant, subject to certain meeting attendance requirements. All options expire no later than 10 years from the date of grant. In addition, non-employee directors who have served on the board for at least six months shall receive annual option grants of 10,000 shares on the date of each annual stockholders’ meeting. The exercise price of each annual option grant under the Director Plan is to be the fair market value of the Company’s common stock on the grant date. Each annual option grant fully vests on the grant date.

Inducement Stock Options

In September 2001, the Company granted 400,000 employment inducement stock options outside the Plan to a newly hired executive without stockholder approval but pursuant to Nasdaq Marketplace Rules. These options, which were granted on terms that are substantially in accordance with the Company’s standard stock option terms for employees, have an exercise price of $14.90 per share. As of December 31, 2003, none of these stock options have been exercised, canceled or repurchased.

Non-cash Compensation Expense

Non-cash compensation expense for the years ended December 31, 2003, 2002 and 2001 was $1.0 million, $0.8 million and $1.8 million, respectively. Such expense was primarily related to deferred compensation for certain stock options issued in 1999 and compensation related to the issuance of Company common stock as matching contributions to participants in the Company’s 401(k) Plan. During 2003, the Company’s Board of Directors approved the acceleration of the vesting of all unvested outstanding stock options previously granted to certain executive officers upon the occurrence of certain circumstances, including the termination of employment of those executive officers. In December 2003, the Company terminated the employment of those executive officers and recorded a non-cash compensation charge of $0.1 million relating to the acceleration of unvested outstanding stock options.

The following is a summary of the Company’s stock option activity (including the inducement stock options), and related information for the years ended December 31:

	2003		2002		2001

	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price

Balance at beginning of year	3,078,572	$12.17	2,078,252	$15.06	1,560,656	$12.47
Granted	1,006,332	5.84	1,322,407	8.61	1,032,267	17.98
Exercised	(97,589)	9.50	(97,817)	9.84	(144,252)	9.06
Forfeited	(240,626)	14.83	(224,270)	18.99	(370,419)	14.61

Balance at end of year	3,746,689	10.37	3,078,572	12.17	2,078,252	15.06

Options exercisable at year end	2,040,317	11.95	1,335,383	13.32	998,957	13.70

The following table summarizes information about stock options granted to employees during the years ended December 31:

	2003		2002		2001

Exercise price on grant date	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price

Equals market price	$4.19	$5.84	$5.58	$8.48	$12.19	$17.98
Is below market price	—	—	7.83	9.26	—	—

During the year ended December 31, 2002, 1,102,407 shares were granted at exercise prices equal to market prices and 220,000 options were granted at an exercise price below market price.

Detailed information on the options outstanding on December 31, 2003 by price range is set forth below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Remaining Shares Exercisable	Weighted Average Exercise Price

$2.34 – $5.50	973,398	9.5	$4.82	217,744	$4.64
$5.74 – $9.25	838,728	7.2	7.15	489,890	7.16
$9.27 – $12.00	735,735	7.2	10.20	492,115	10.10
$12.05 – $14.90	719,573	7.7	14.54	465,060	14.61
$14.99 – $22.50	333,388	7.0	19.95	241,709	20.07
$23.45 – $26.00	145,867	7.1	24.27	133,799	24.26

Total	3,746,689	7.9	10.37	2,040,317	11.95

During 1998, the Board of Directors approved the grant of options to purchase 174,925 shares of the Company’s common stock at an exercise price of $7.00 per share and 302,900 shares at an exercise price of $9.50 per share. Since the grant of such options would have caused the number of shares issuable pursuant to outstanding options to exceed the number of shares reserved for issuance under the Plan, the Company was required to seek the approval of its stockholders for an increase in the number of shares reserved for grant under the Plan. On April 1, 1999, the stockholders of the Company approved an increase in the number of shares reserved for grant under the Plan to 1,750,000 shares. This represents the measurement date for previously awarded but unapproved options. As a result, the Company recorded deferred compensation in the amount of $3.2 million, representing the excess of fair market value of the common shares on April 1, 1999, $13.00 per share, over the exercise price of the options on the date stockholder approval was obtained. The balance of deferred compensation is being amortized to expense over the remaining vesting period of the options. The Company has recorded charges to compensation expense of $0.2 million, $0.5 million and $0.7 million for the portion of the vesting period lapsed during the years ended December 31, 2003, 2002 and 2001, respectively.

(b)	Common Stock Warrants

In connection with the Series A Preferred Stock financing in May 2001, the Company issued Series A Warrants to the Series A Preferred Stock investors.

In 2001 and 2002, the Company issued warrants to purchase a total of 24,000 shares of the Company’s common stock at exercise prices ranging from $11.52 to $20.25 per share to a legal consultant for services performed in 2001. The Company recorded legal expense of $0.4 million in the year ended December 31, 2001 for the fair value of these warrants. The warrants are exercisable for ten years. As of December 31, 2003, warrants for 6,000 shares have been exercised in a cashless exchange resulting in the issuance of 2,340 shares of common stock.

The following warrants were outstanding at December 31, 2003:

Issue Date	Exercise Price	Term (in years)	Shares

May 2001	$11.45	5	655,078
May 1999	7.00	10	140,000
January 2000	11.50	10	28,696
January 1999	13.00	10	79,462
July 1997	7.00	10	100,014
2001 to 2002	11.52 to 20.25	10	18,000

Weighted average / Total	$10.68		1,021,250

17.	Income Taxes

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

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows:

	December 31,

	2003	2002

	(Restated)	(Restated)
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$38,546	$33,044
Research and experimentation credit carryforwards	5,345	5,135
Deferred research expenses	1,447	439
Depreciation	1,818	447
Accrued liabilities	540	544
Other	(669)	172

Total gross deferred tax assets	47,027	39,781
Less: Valuation allowance	(47,027)	(39,781)

Net deferred tax assets	$—	$—

The differences between the U.S. statutory tax rate and the Company’s effective tax rate for the years ended December 31 are as follows:

	2003	2002	2001

	(Restated)	(Restated)	(Restated)
Statutory rate	34.0%	34.0%	34.0%
Gain on technology transfer	—	(34.8)	—
Equity in loss of affiliate	(12.0)	(0.7)	—
Valuation adjustments	8.0	(3.9)	6.7
Research and experimentation credits	0.6	2.3	3.7
Equity-based compensation expense	(1.0)	(0.8)	(1.8)
Other	(0.7)	(0.1)	(0.5)
Change in valuation allowance	(28.9)	4.0	(42.1)

Effective tax rate	0.0%	0.0%	0.0%

At December 31, 2003, the Company had federal and California net operating loss carryforwards of $100 million and $75 million, respectively. The federal net operating loss carryforwards expire from 2010 to 2023 and the California net operating loss carryforwards expire from 2005 to 2013. Additionally, the Company has federal research credits, expiring from 2011 to 2023, of $3.5 million and California research credits, carrying forward indefinitely of $2.8 million. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company.

18.	Commitments and Contingencies

Leases

The Company leases office facilities under non-cancelable operating leases, which expire from 2004 to 2008.

The Company entered into an 88-month laboratory lease commencing January 1, 1999, which required the Company to expend a minimum of $0.5 million in leasehold improvements, in addition to its scheduled lease payments. This lease is for 9,675 square feet, which is used for laboratories and offices. As of December 31, 2003, the Company had fulfilled its obligations with respect to the leasehold improvements.

The Company entered into an 84-month office lease commencing June 2000. This lease is for 20,057 square feet. In connection with this lease agreement, a letter of credit in the amount of $0.5 million was issued to the Company’s landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the consolidated balance sheet as of December 31, 2003 and 2002.

The Company entered into a 30-month laboratory sublease commencing October 2001. This lease is for 10,305 square feet of laboratory and office space.

In August 2002, the Company entered into a 75-month sublease agreement. This lease is for 49,919 square feet, which has been improved as manufacturing, laboratory and office space. In connection with this lease agreement, a letter of credit in the amount of $0.5 million was issued to the Company’s landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the consolidated balance sheet as of December 31, 2003 and 2002.

In addition, the Company has entered into several operating leases for office equipment.

Future minimum annual payments under non-cancelable operating leases are as follows (in thousands):

2004	$2,808
2005	2,787
2006	2,642
2007	1,930
2008	1,236

Total	$11,403

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $2.3 million, $1.6 million and $1.0 million, respectively. The Company recognizes rent expense on a straight-line basis over the expected lease term.

Contingencies

Substantially all of the Company’s revenue is derived from government contracts and grants. Future sales to U.S. government agencies will depend, in part, on the Company’s ability to meet U.S. government agency contract requirements. U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion. The U.S. government may terminate any of its contracts with the Company either for its convenience or if the Company defaults by failing to perform in accordance with the contract schedule and terms.

19.	Legal Proceedings

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased the Company’s securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and the Company’s future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. As of December 31, 2003, the Company believed that it had strong defenses and intended to defend these actions vigorously. See Subsequent Events in Note 20.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of the Company’s stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of December 31, 2003, the Company intended to take appropriate action to protect the interests of the Company with respect to this action. See Subsequent Events in Note 20.

While there can be no assurance as to the ultimate outcome of any litigation involving the Company, the Company does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

20.	Subsequent Events

Series A Warrants

The Company did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, the Company’s registration statement on Form S-3 covering the resale of 655,078 shares of common stock issuable upon exercise of the Series A Warrants was suspended. Pursuant to the suspension of the registration statement, the Series A Warrants became redeemable for cash at the option of the Series A Warrant holders and the Company became liable for monthly cash penalty payments to the Series A Warrant holders. For the period from May 17, 2004 to September 21, 2004, the Company paid $0.8 million in cash penalty payments to the holders of the Series A Warrants. On September 21, 2004, the Company estimated that the fair value of the Series A Warrants and the associated derivative liabilities was $14.4 million due to the increased probability that the Company would be required to settle the Series A Warrants in cash.

On September 21, 2004, the Company completed transactions in which the Series A Warrants were surrendered in exchange for two new series of warrants (“Exchange Warrants”). The Company issued to the holders of the Series A Warrants, Exchange Warrants to purchase a total of 1,146,388 shares of common stock, exercisable until September 21, 2005, at an exercise price of $0.01 per share, and Exchange Warrants to purchase a total of 655,078 shares of common stock, exercisable until September 21, 2007, at an exercise price of $16.00 per share. In connection with the exchange, the agreements governing the Series A Warrants were terminated. The $0.01 per share Exchange Warrants were exercised by the end of January 2005. As a result of the surrender and exchange of the Series A Warrants, the Company is no longer subject to monthly cash penalty payments and the holders of the Exchange Warrants do not have cash redemption rights related to the Exchange Warrants.

Delisting from Nasdaq

As a result of the Company’s inability to timely file financial statements, the Company was delisted from Nasdaq on August 9, 2004. Since that time, the Company’s common stock has traded over the counter, or OTC, and has been quoted on the Pink Sheets LLC as VXGN.PK.

SNS Contract

In November 2004, the Office of Public Health Emergency and Preparedness (“OPHEP”) awarded the Company a contract valued at $877.5 million to provide 75 million doses of rPA102 to the U.S. government’s Strategic National Stockpile (“SNS”) for civilian defense (“SNS Contract”). The SNS Contract calls for the Company to provide 25 million doses of its rPA anthrax vaccine to the SNS within two years of the award and a total of 75 million doses within three years. The SNS Contract also includes up to an additional $69 million in cost-plus-fixed-fee task orders, which may be awarded at the government’s discretion. Prior to commencement of deliveries, the Company is required to generate certain data intended to permit the use of the product in response to an emergency. The Company recovers only a portion of the development costs associated with this work from the NIAID Contracts. After the Company begins deliveries of the vaccine, the SNS Contract requires that the Company pursue FDA licensure and, therefore, that it incur certain additional development costs that are not covered by the NIAID Contracts, including a large-scale Phase 3 safety study and that may include additional non-clinical and clinical trials. For the remainder of the 5-year contract, the Company is required to maintain active manufacturing operations and provide stockpile-related services.

In May 2006, the Company received a unilateral contract modification from the Department of Health and Human Services (“HHS”) related to the SNS Contract. The contract modification extends the deadlines by which the Company is required to complete various milestones and imposes additional requirements for certain clinical and non-clinical studies to be completed prior to the initiation of vaccine deliveries to the SNS. The Company is also required, under the modified contract, to initiate deliveries no later than November 2008. The modification’s new requirements and the resulting delivery delays will increase the Company’s cost of contract performance and postpone revenue recognition and cash collections, which will be triggered by delivery of the vaccine to the stockpile. The Company is pursuing remedies to provide appropriate compensation for the new requirements under the SNS Contract.

Need for Additional Capital

As of December 31, 2003, the Company does not have financing sufficient for continued operations. The Company plans to review alternatives to obtain additional financing and to increase revenues by procuring future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers. The Reaudits, the resulting restatement of previously filed SEC reports and the delisting of the Company’s common stock may have an adverse impact on whether financing will be available or whether it will be available on terms that the Company will accept.

Equity Financings

In November 2004, the Company completed a private placement of 3 million shares of common stock at $13.25 per share to a group of institutional investors raising net proceeds of $37.5 million. In February 2006, the Company completed a private placement of 3.5 million shares of common stock at $7.70 per share to a group of institutional investors raising net proceeds of $25.3 million. VaxGen also issued to the investors five-year warrants initially exercisable to purchase 0.7 million shares of common stock at an exercise price of $9.24 per share. Additional shares may be issuable upon the exercise of the warrants, subject to performance milestones related to the Company’s ability to file its delinquent periodic reports under the Securities Exchange Act of 1934. As part of the February 2006 private placement, the Company agreed to register for resale both the shares and the shares of common stock issuable upon exercise of the warrants. The Company is required to file a registration statement with the SEC within 30 days of becoming current in its reporting requirements under the Exchange Act. The Company may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares and shares issuable upon exercise of the warrants (a) if the registration statement is not filed on or prior to 30 days of the Company becoming current in its reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations.

2003 Anthrax Contract

In December 2004, NIAID notified the Company of its intent to terminate, for its convenience, a portion of the 2003 Anthrax Contract and redirect the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities the Company had subcontracted to a fill/finish service provider. In March 2006, the Company agreed to pay this service provider for costs relating to the termination of the subcontract, which are not reimbursable under the terms of the Company’s contract with NIAID. The Company estimates its net liability with respect to this agreement to be approximately $1.5 million.

Investment in Celltrion

On December 30, 2004, the Company amended its Joint Venture Agreement (“JVA”) with the Korean Investors. Under the terms of the JVA, as amended on December 30, 2004, between the Company and the Korean Investors (“Revised JVA”), Celltrion is managed by a Board of Directors composed of six individuals of which Nexol Biotech Co. Ltd. and the Company are each entitled to hold two seats and together are entitled to appoint a Representative Director of Celltrion. The Revised JVA entitles the Company to hold two Board seats and appoint a Representative Director for as long as it retains two-thirds of its initial shareholdings in Celltrion. The Revised JVA also provides for future capitalization of Celltrion, including the possible sale of additional stock to new investors. The laws of the Republic of Korea govern the JVA and the Revised JVA.

On December 30, 2004, the Company exercised its right to acquire all of Celltrion’s shares in VCI for $7.7 million, making the Company the sole stockholder in VCI. At that time, the Company entered into various transactions pertaining to its ownership of Celltrion and its contractual obligations to Celltrion, including:

•	a Termination Agreement by and between VaxGen and Celltrion;

•	a Surrender Agreement by and between VaxGen and the Korean Investors (“Surrender Agreement”); and

•	a Technical Support and Services Agreement by and between VaxGen and Celltrion.

The Termination Agreement provided for the termination of the Supply Agreement, the License Agreement and the Sub-License Agreement, dated March 25, 2002, by and between Celltrion and VaxGen. As a result of the Termination Agreement, the Company has no future obligation to transfer technology to Celltrion or to provide additional technical support to Celltrion. The Surrender Agreement provided for the return by the Company of 2 million shares of common stock of Celltrion, out of the 7.8 million shares originally issued to the Company. As a result, the Company reduced its ownership in Celltrion to 35%. Pursuant to the Technical Support and Services Agreement, Celltrion has the right to continue to use certain technology previously transferred to it by the Company and may purchase future technical support and certain services from the Company.

In June 2005, Celltrion entered into several agreements to manufacture biologic products being developed by Bristol-Myers Squibb Company (“BMS”).

Celltrion and the Company entered into a Technical Support and Services Sub-Agreement (“Sub-Agreement”) effective in June 2005. The Sub-Agreement provides for the Company to assist Celltrion with services required under their agreement with BMS. The Sub-Agreement initially extends through November 2006 and may be extended via good faith negotiations. Under the Sub-Agreement, the Company will be paid for out-of-pocket expenses and services rendered.

In July 2005, the Company participated in a round of fund-raising with the Korean Investors and Celltrion and purchased from Celltrion 0.2 million shares of common stock for $1.2 million. In September 2005, the Company entered into agreements to raise approximately $15.1 million in gross proceeds through the sale of 1.2 million of its shares in Celltrion to a group of Korean investors. The agreements are denominated in Korean Won. In 2005, the Company received $12.4 million of the gross proceeds from the transaction. In the first quarter of 2006, the Company collected the remaining amounts due from this sale.

In October 2005, Celltrion issued a one-year bond for 20,000 million Korean Won (equivalent to $19.2 million at the exchange rate on October 31, 2005) to Shinhan Bank at a variable interest rate, equal to the 91-day CD rate plus 2.05%. Subsequent to the issuance of the bond, Celltrion entered into certain hedging transactions with respect to the bond.

In February 2006, Celltrion and the Company entered into an agreement whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, the Company agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, the Company will compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on February 28, 2006) per year and shall be subject to the Company’s approval.

In the first quarter of 2006, Celltrion entered into a Land Purchase Agreement with Incheon Metropolitan City at a stated price of 32,931 million Korean Won (equivalent to $33.9 million at the exchange rate on March 31, 2006) and made a 10% advance principal payment. Celltrion is obligated to pay for the land in five annual installments, plus interest at 4.0%, beginning in March 2007.

In June 2006, Celltrion obtained collateralized long-term financing of 20,000 million Korean Won (equivalent to $21.1 million at the exchange rate on June 30, 2006) and $20.8 million from Woori Bank and Shinhan Bank, respectively, to be used for construction of a second manufacturing facility adjacent to the current facility. In addition, Celltrion entered into certain hedging transactions with respect to the financing.

In June 2006, the Company entered into agreements regarding the potential sale of all of its shares in Celltrion to Nexol and affiliates of Nexol. In June 2006, the Company received gross proceeds of $79 million from the sale of 3.6 million of its Celltrion shares. During the remainder of 2006, the buyers of these shares have the option to purchase the remainder of the Company’s Celltrion investment of up to 2.2 million shares at 22,000 Korean Won per share, equivalent to approximately $50 million at the exchange rate on June 30, 2006.

As a result of equity capital raised by Celltrion since its inception and these transactions, the Company’s ownership share in Celltrion is 8% as of August 31, 2006. In addition, as a result of the sale of the 3.6 million shares, the Company is no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. If Nexol and the affiliates of Nexol exercise in full their option to purchase the remaining 2.2 million shares of the Company’s Celltrion investment, the Company’s ownership share in Celltrion will decrease to 0%.

In July 2006, Celltrion entered into a Supply Agreement with BMS. Celltrion is planning a 150,000-liter expansion of bioreactor capacity in addition to its existing manufacturing facility. Of the planned expansion of 150,000 liters, Celltrion will designate 60,000 liters of bioreactor capacity to provide BMS with manufacturing services under this Supply Agreement. Construction on this new facility, which is adjacent to the current facility, commenced in July 2006.

In September 2006, the Revised JVA was terminated.

Convertible Senior Subordinated Notes

In April 2005, the Company raised aggregate net proceeds of $31.5 million through a private placement of 5-1/2% Convertible Senior Subordinated Notes (“Notes”) due April 1, 2010. The Notes require semi-annual payments of interest in cash at a rate of 5-1/2%; convert, at the option of the holder, into the Company’s common stock at an initial conversion price of $14.76 per share subject to adjustment; convert, at the Company’s option, into common stock if the Company’s common stock reaches a price of $22.14 per share; will be provisionally redeemable at the Company’s option for a redemption price of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus an interest make-whole payment, under certain circumstances, including among others, that the closing price of the Company’s common stock has exceeded $22.14 per share, subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days; and constitute senior subordinated obligations of the Company. The Company, at its own option, may redeem the Notes for face value plus accrued interest and an interest make-whole payment. If there shall have occurred on or prior to the stated maturity of the Notes a change in control, the holders of the Notes may require the Company to repurchase the Notes and pay a make-whole premium to the holders of the Notes.

Obligation to Register Shares

Pursuant to the Notes, the Company has agreed to register the shares issuable upon conversion of the Notes for resale under the Securities Act of 1933, as amended (“Securities Act”). The Company has agreed to file with the SEC a registration statement (“Registration Statement”) with respect to these shares no later than thirty days following (“Filing Date”) the first date it becomes current in its reporting requirements under the Securities and Exchange Act of 1934 and to use its best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC no later than 90 days after the Filing Date, (2) in the event of a review by the SEC, no later than 120 days after the Filing Date (the earlier of (1) and (2), “Required Effective Date”).

The Company will be liable for liquidated damages under the following circumstances (“Defaults”):

•	if the Registration Statement is not filed on or before the Filing Date;

•	if the Registration Statement is not declared effective by the SEC on or prior to the Required Effective Date;
or
•	if the Registration Statement (after its effectiveness date) ceases to be effective in certain circumstances.

In the event of a Default, the Company shall pay as liquidated damages, for each 30-day period of a Default, an amount in cash equal to 1% of the principal amount until the applicable failure has been cured. The liquidated damages payable under the Stock Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a Registration Default.

Amended Facilities Lease

Between February 2004 and February 2005, the Company amended its lease agreement to expand its office space by approximately 20,000 square feet. On April 14, 2005, the Company entered into an amended lease agreement to secure space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. This space, which totals 105,000 square feet, will be used for manufacturing, quality assurance, quality control, research and development and other functions. The amended lease replaces the Company’s previous sublease for approximately 50,000 square feet and previous leases of approximately 20,000 square feet. It also provides an additional 35,000 square feet of new space. This lease terminates in December 2016; however, the Company has options to renew the lease for two additional five-year periods. In connection with the amended lease agreement, an amended letter of credit in the amount of $2.4 million was issued to the lessors. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. In addition, the amended lease agreement provides for up to $2.2 million in reimbursements for the costs of certain tenant improvements. The Company billed for and received the full $2.2 million in reimbursements. Per the terms of the amended lease agreement, the Company’s future minimum annual payments under operating lease obligations will increase as follows:

	December 31, 2003	Increase due to Amendment	April 14, 2005

2004	$2,808	$—	$2,808
2005	2,787	425	3,212
2006	2,642	1,185	3,827
2007	1,930	1,296	3,226
2008	1,236	1,554	2,790
2009 and beyond	—	31,435	31,435

	$11,403	$35,895	$47,298

Class Action Suit and Derivative Suit

In May 2005, the United States District Court for the Northern District of California dismissed with prejudice the class action lawsuit (No. C03-01129 JSW) filed against the Company in March 2003.

The Company also settled the shareholder’s derivative lawsuit that had been filed following the February 2003 announcement by the Company of clinical trial results relating to its AIDSVAX product. Under the terms of the settlement, the Company agreed to pay $0.5 million to the derivative plaintiffs to cover attorney’s fees, and to make certain changes in its disclosure practices and procedures. The settlement was approved by the court in September 2005.

Other

On May 26, 2004, at the 2004 Annual Meeting of Stockholders, the stockholders of the Company approved an increase in the number of shares authorized for issuance under the VaxGen 2001 Employee Stock Purchase Plan from 0.6 million to 1.0 million shares.

On August 8, 2005, at a special meeting of stockholders, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 40 million shares to 65 million shares.

In September 2005, the Compensation Committee of the Company’s Board of Directors approved a contingent bonus program for employees participating in the Company’s employee stock purchase plan (“ESPP”). Under this program, a bonus would be payable to ESPP participants in the event the ESPP was terminated by the Company. In November 2005, the Company terminated the ESPP and the bonus therefore became payable. Payment of this bonus was contingent upon the successful completion of a financing subsequent to the termination of the ESPP and was available only to individuals who were employees of the Company at the time of the bonus payment. Accordingly, in November 2005, the Company recorded an expense of $3.2 million for the estimated cost of this bonus program. In the first quarter of 2006, the Company paid employees in satisfaction of this bonus program.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

In the course of preparing its financial statements for the quarter ended March 31, 2004, the Company reviewed its revenue recognition policy and the appropriateness of its policy regarding revenue recognition for government contracts. Upon further research, the Company concluded that its revenue recognition policy was inappropriate and that it was necessary to restate previously issued financial statements. The restated financial statements reflect: the Company’s new revenue recognition policy; the Company’s recording of its investment in Celltrion at fair value, the recognition of the Company’s share of Celltrion’s net losses using the equity method of accounting and other adjustments arising from the reaudit of the Company’s consolidated financial statements for 2003, 2002 and 2001.

See Note 2 in the consolidated financial statements for a more complete description of the nature of the adjustments reflected in these tables and Note 3 for more complete descriptions of the Company’s new revenue recognition policy and accounting for its investment in Celltrion.

The tables below present restated and previously reported selected quarterly financial data. The “Previously Reported” quarterly figures shown in the tables are drawn from the “Restated” amounts previously reported in either:

•	The Company’s Quarterly Reports on Form 10-Q for the related interim periods; or

•	The Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 (“Original Filing”).

The Company has amended such financial information as part of this Amendment No. 1 to the Original Filing.

	Three Months Ended December 31, 2003

	Previously Reported	Adjustments	Restated

	(in thousands, except per share data)
Revenues	$4,570	$10,647	$15,217
Net loss	(8,844)	7,044	(1,800)
Net loss applicable to common stockholders	(8,844)	7,044	(1,800)
Net loss per share applicable to common stockholders—basic and diluted	$(0.41)	$0.33	$(0.08)
Weighted average shares used in computing basic and diluted loss per share	21,815	—	21,815

	Three Months Ended September 30, 2003

	Previously Reported	Adjustments	Restated

	(in thousands, except per share data)
Revenues	$5,744	$1,174	$6,918
Net loss before cumulative effect of change in accounting principle	(7,855)	(667)	(8,522)
Cumulative effect of change in accounting principle	—	700	700
Net loss	(7,855)	33	(7,822)
Net loss applicable to common stockholders	(8,178)	87	(8,091)
Basic and diluted net loss per share applicable to common stockholders:
Before cumulative effect of change in accounting principle	$(0.40)	$(0.03)	$(0.43)
Cumulative effect of change in accounting principle	—	0.03	0.03

Net loss per share applicable to common stockholders—basic and diluted	$(0.40)	$0.00	$(0.40)

Weighted average shares used in computing basic and diluted loss per share	20,561	—	20,561

	Three Months Ended June 30, 2003

	Previously Reported	Adjustments	Restated

	(in thousands, except per share data)
Revenues	$2,771	$1,405	$4,176
Net loss	(7,255)	2,136	(5,119)
Net loss applicable to common stockholders	(9,655)	2,667	(6,988)
Net loss per share applicable to common stockholders—basic and diluted	$(0.56)	$0.16	$(0.40)
Weighted average shares used in computing basic and diluted loss per share	17,358	—	17,358

	Three Months Ended March 31, 2003

	Previously Reported	Adjustments	Restated

	(in thousands, except per share data)
Revenues	$1,213	$1,533	$2,746
Net loss	(1,573)	(2,806)	(4,379)
Net loss applicable to common stockholders	(2,037)	(2,784)	(4,821)
Net loss per share applicable to common stockholders—basic and diluted	$(0.13)	$(0.17)	$(0.30)
Weighted average shares used in computing basic and diluted loss per share	15,846	—	15,846

	Three Months Ended December 31, 2002

	Previously Reported	Adjustments	Restated

	(in thousands, except per share data)
Revenues	$1,212	$1,629	$2,841
Net loss	(14,279)	(45)	(14,324)
Net loss applicable to common stockholders	(25,905)	(544)	(26,449)
Net loss per share applicable to common stockholders—basic and diluted	$(1.71)	$(0.04)	$(1.75)
Weighted average shares used in computing basic and diluted loss per share	15,127	—	15,127

	Three Months Ended September 30, 2002

	Previously Reported	Adjustments	Restated

	(in thousands, except per share data)
Revenues	$132	$—	$132
Net loss	(8,704)	(533)	(9,237)
Net loss applicable to common stockholders	(9,531)	(1,342)	(10,873)
Net loss per share applicable to common stockholders—basic and diluted	$(0.66)	$(0.09)	$(0.75)
Weighted average shares used in computing basic and diluted loss per share	14,472	—	14,472

	Three Months Ended June 30, 2002

	Previously Reported	Adjustments	Restated

	(in thousands, except per share data)
Revenues	$220	$—	$220
Net loss	(5,873)	(1,491)	(7,364)
Net loss applicable to common stockholders	(6,670)	(2,458)	(9,128)
Net loss per share applicable to common stockholders—basic and diluted	$(0.47)	$(0.17)	$(0.64)
Weighted average shares used in computing basic and diluted loss per share	14,343	—	14,343

	Three Months Ended March 31, 2002

	Previously Reported	Adjustments	Restated

	(in thousands, except per share data)
Revenues	$18	$—	$18
Net loss	(6,897)	154	(6,743)
Net loss applicable to common stockholders	(7,692)	(560)	(8,252)
Net loss per share applicable to common stockholders—basic and diluted	$(0.54)	$(0.04)	$(0.58)
Weighted average shares used in computing basic and diluted loss per share	14,318	—	14,318

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP (“KPMG”) was our former independent registered public accounting firm. In April of 2004, the Audit Committee dismissed KPMG and selected PricewaterhouseCoopers LLP (“PwC”) as our new independent registered public accounting firm. Information regarding our change in independent registered public accounting firms is found in the Form 8-K/A filed with the Securities and Exchange Commission on November 9, 2004.

Item 9A. Controls and Procedures

In connection with our preparation of the restated consolidated financial statements and the completion of the audit of the 2003, 2002 and 2001 consolidated financial statements, PwC and our management identified deficiencies that existed in the design or operation of our internal control over financial reporting that we consider to be material weaknesses in the effectiveness of our internal control over financial reporting pursuant to standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a reportable condition in which the design or operation of one or more of the specific internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and may not be detected within a timely period by employees in the normal course of performing their assigned functions. PwC advised the Audit Committee of our Board of Directors of the following material weaknesses:

•	Inappropriate revenue recognition for government contracts;

•	Account reconciliations not performed on a timely basis or at all;

•	Inadequate segregation of duties;

•	Insufficient controls over recording of journal entries;

•	Improper accounting for investments in affiliates;

•	Improper accounting for equity securities and identification of associated derivatives;

•	Inadequate controls over accounting for stock based compensation issuances;

•	Inadequate cut-off procedures for accounting periods; and

•	Lack of adequate depth of accounting knowledge.

These material weaknesses resulted in the restatement of the 2003, 2002 and 2001 annual consolidated financial statements and quarterly supplementary financial data. Additionally, these control deficiencies could result in misstatements of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our management and PwC discussed the material weaknesses described above with the Audit Committee. The Audit Committee has taken an active role in overseeing management’s implementation of the remedial measures described below. By implementing these remedial measures, management intends to improve its internal control over financial reporting and to avoid material misstatements in consolidated financial statements prepared for external purposes, in the future. Our management is working under the supervision of the Audit Committee to identify and implement additional corrective actions, where required, to improve the effectiveness of our internal control over financial reporting, including the enhancement of systems and procedures. Since the end of the period covered by this Amendment No. 1, we have implemented or are implementing the following measures:

•	The hiring of key additional accounting staff and financial reporting staff (although we have experienced difficulty in attracting and retaining such staff);

•	The engagement of expert consultants specializing in accounting and financial reporting to augment our accounting staff;

•	The acquisition of accounting and financial reporting research tools for the use of both our staff and our expert consultants;

•	The initiation of an ongoing and comprehensive review of financial controls and procedures to address the issues identified above and to bring us into compliance with the requirements of the Sarbanes-Oxley Act with respect to internal controls and procedures;

•	The selection and implementation of an Enterprise Resource Planning (“ERP”) software program designed to automate and systematize internal controls over financial reporting; and

•	The engagement of the services of an independent internal controls consultant to document, test and develop current and expanded internal controls and procedures.

Management believes that, through implementation of the measures noted above, we have begun to address the conditions identified above as material weaknesses. We are monitoring the effectiveness of these measures, and of our internal control over financial reporting on an ongoing basis. We will take further action, as appropriate, to strengthen our internal control over financial reporting to the greatest extent reasonable and possible.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports which we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this review, due to the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this Amendment No. 1.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Celltrion, Inc. (A Development Stage Enterprise)	Exhibit 99.1

Report of Independent Registered Public Accounting Firm
Balance Sheets – December 31, 2003 and 2002
Statements of Operations – Year ended December 31, 2003 and Periods from February 26, 2002 (Inception) through December 31, 2002 and 2003
Statements of Cash Flows – Year ended December 31, 2003 and Periods from February 26, 2002 (Inception) through December 31, 2002 and 2003
Statements of Stockholders’ Equity and Comprehensive Loss – Period from February 26, 2002 (Inception) through December 31, 2002 and Year ended December 31, 2003

(a)(2) Financial Statement Schedules

SCHEDULE II VaxGen, Inc. VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Note receivable allowance
Year ended December 31 (restated):
2003	$487	$—	$(487)	$—
2002	$487	$—	$—	$487
2001	$—	$487	$—	$487

Separate financial statements for the Company’s investee, Celltrion, Inc., for the period from its inception through December 31, 2003 required to be included, are filed as Exhibit 99.1 to this report. All other financial statement schedules have been omitted because they are not applicable, are not required or the required information is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of	S-8	333-84922	3-26-02	4.1
	Incorporation.

3.2	Amendment to the Amended and Restated	S-8	333-84922	3-26-02	4.3
	Certificate of Incorporation.

3.3	Amended and Restated Bylaws.	S-1	333-78065	6-11-99	3.2

4.1	Reference is made to Exhibits 3.1,
	3.2, 3.3

4.2	Certificate of Designations, Rights	S-8	333-84922	3-26-02	4.2
	and Preferences of Series A 6%
	Cumulative Convertible Preferred
	Stock.

4.3	Securities Purchase Agreement by and	8-K	000-26483	5-24-01	10.1
	among Registrant and Certain
	Stockholders.

4.4	Registrant Rights Agreement by and	8-K	000-26483	5-24-01	10.2
	among Registrant and Certain
	Stockholders.

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

4.6	Specimen Stock Certificate for Common	S-1	333-78065	6-11-99	4.1
	Stock of Registrant.

10.1	Registration Rights Agreement between	S-1	333-78065	5-7-99	10.1
	VaxGen and Genentech, dated as of May
	5, 1997.

10.2	1996 Registration Rights Agreement	S-1	333-78065	5-7-99	10.2
	between VaxGen and certain
	stockholders.

10.3	1998 Registration Rights Agreement	S-1	333-78065	5-7-99	10.3
	between VaxGen and certain
	stockholders.

10.4	VaxGen, Inc. Amended and Restated	S-8	333-85391	8-17-99	99.1
	1996 Stock Option Plan. +

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.9	Amended and Restated Employment.	S-8	333-85391	8-17-99	99.5
	Agreement between VaxGen and Phillip
	W. Berman. +

10.10	Employment Agreement between VaxGen	S-1	333-78065	5-7-99	10.13
	and Carter A. Lee, dated as of April
	1, 1999. +

10.11	License and Supply Agreement with	S-1	333-78065	5-7-99	10.14
	Genentech, dated as of May 1, 1996.

10.12	Letter of Intent for Supply	S-1	333-78065	5-7-99	10.16
	Development Agreement between VaxGen
	and Pasteur Merieux Serums et Vaccins
	(Pasteur Merieux Connaught), dated
	April 10, 1998.

10.12.1	Amendment to Letter of Intent for	S-1	333-78065	5-7-99	10.16.1
	Supply Development Agreement between
	VaxGen and Pasteur Merieux Serums et
	Vaccins (Pasteur Merieux Connaught),
	dated May 3, 1999.

10.13	Form of trial clinic agreement.	S-1	333-78065	5-7-99	10.17

10.14	Lease Agreement between VaxGen and	S-1	333-78065	5-7-99	10.18
	Oyster Point Tech Center LLC, dated
	October 26, 1998.

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.15	Lease Agreement between VaxGen and	S-1	333-78065	5-7-99	10.19
	Spieker Properties, L.P., dated May
	20, 1998.

10.16	Common Stock Purchase Agreement	10- K	000-26483	3-30-00	10.20
	between VaxGen and Vulcan Ventures,
	Inc., dated October 15, 1999.

10.17	Loan and Security Agreement entered	10- K	000-26483	3-30-01	10.22
	into between Donald P. Francis and
	VaxGen, Inc. dated as of December 20,
	2000. +

10.18	Loan and Security Agreement entered	10-K	000-26483	3-30-01	10.24
	into between Phillip W. Berman and
	VaxGen, Inc. dated as of December 20,
	2000. +

10.19	Employment Agreement between VaxGen	10-K	000-26483	3-30-01	10.25
	and William Heyward, dated as of
	January 3, 2000. +

10.20	Employment Agreement between VaxGen	10-K	000-26483	3-30-01	10.26
	and George T. Baxter, dated as of
	September 5, 2000. +

10.21	Subcontract Agreement entered into	10-Q	000-26483	5-03-01	10.27
	between BBI Biotech Research
	Laboratories, Inc. and VaxGen, Inc.
	dated as of May 1, 1999.

10.22	Employment Agreement between VaxGen	10-Q	000-26483	11-01-01	10.28
	and Lance K. Gordon, dated as of
	September 6, 2001. +

10.23	Employment Agreement between VaxGen	10-Q	000-26483	11-01-01	10.29
	and Lance Ignon, dated as of
	September 25, 2001. +

10.24	Joint Venture Agreement between	10-K	000-26483	4-01-02	10.24
	VaxGen and certain investors, dated
	February 25, 2002.

10.25	Land Purchase and Sale Agreement	10-K	000-26483	4-01-02	10.25
	between VaxGen and Incheon
	Metropolitan City, dated February 25,
	2002.

10.26	Contribution Agreement between VaxGen	10-K	000-26483	4-01-02	10.26
	and certain investors, dated February
	25, 2002.

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.27	Employment Agreement between VaxGen	10-K	000-26483	4-01-02	10.27
	and Donald P. Francis, dated as of
	October 2, 2001. +

10.28	Employment Agreement between VaxGen	10-K	000-26483	4-01-02	10.28
	and Marc Gurwith, dated as of October
	28, 2001. +

10.29	Sublease Agreement between VaxGen and	10-K	000-26483	4-01-02	10.29
	TSI Communications, dated as of
	September 21, 2001.

10.30	Stock Option Agreement between VaxGen	10-K	000-26483	4-01-02	10.30
	and Lance K. Gordon, dated September
	6, 2001. +

10.31	Assignment Agreement between VaxGen	10-K	000-26483	4-01-02	10.31
	and Celltrion, Inc., dated March 25,
	2002.

10.32	Employment Agreement between VaxGen	10- Q	000-26483	5-15-02	10.32
	and Carmen M. Betancourt, dated as of
	January 28, 2002. +

10.33	Employment Agreement between VaxGen	10- Q	000-26483	5-15-02	10.33
	and James P. Panek, dated as of
	February 4, 2002. +

10.34	Employment Agreement between VaxGen	10- Q	000-26483	5-15-02	10.34
	and Phillip W. Berman, dated as of
	February 7, 2002. +

10.35	License Agreement between VaxGen and	10- Q	000-26483	5-15-02	10.35
	Celltrion, dated as of March 25, 2002.

10.36	Sub-License Agreement between VaxGen	10- Q	000-26483	5-15-02	10.36
	and Celltrion, dated as of March 25,
	2002.

10.37	Supply Agreement between VaxGen and	10- Q	000-26483	5-15-02	10.37
	Celltrion, dated as of March 25, 2002.

10.38	Amended and Restated License and	8-K	000-26483	7-15-02	99.2
	Supply Agreement between VaxGen,
	Inc., and Genentech, Inc., entered
	into as of May 1, 2002.

10.39	Contract between VaxGen and the	10- Q	000-26483	11-14- 02	10.39
	National Institute of Allergy and
	Infectious Diseases, National
	Institutes of Health, under Contract
	No. N01-AI-25494, dated September 30,
	2002.

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.40	Amendment of contract between VaxGen	10- Q	000-26483	11-14- 02	10.40
	and the National Institutes of
	Health, under Contract No.
	N01-AI-95373, dated September 30,
	2002.

10.41	Employment Agreement between VaxGen	10- Q	000-26483	11-14- 02	10.41
	and Piers C. Whitehead, dated as of
	July 1, 2002. +

10.42	Joint Venture Agreement between	10- Q	000-26483	11-14- 02	10.42
	VaxGen and Celltrion, Inc., dated as
	of June 7, 2002.

10.43	License Agreement between VaxGen and	10- Q	000-26483	11-14- 02	10.43
	VaxGen-Celltrion, Inc., dated June 7,
	2002.

10.44	Sub-License Agreement between VaxGen	10- Q	000-26483	11-14- 02	10.44
	and VaxGen-Celltrion, Inc., dated
	June 7, 2002.

10.45	Consulting Services Agreement between	10- Q	000-26483	11-14- 02	10.45
	VaxGen and VaxGen-Celltrion, Inc.,
	dated June 7, 2002.

10.46	Contract between VaxGen and the	10- Q	000-26483	11-14- 02	10.46
	National Institute of Allergy and
	Infectious Diseases, National
	Institutes of Health, under Contract
	No. N01-AI-95373, dated July 9, 1999.

10.47	Contract between VaxGen and the	10- Q	000-26483	11-19- 03	10.47
	National Institute of Allergy and
	Infectious Diseases, National
	Institutes of Health, under Contract
	No. N01-AI-30053, dated September 30,
	2003.

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21- 03	99.3

10.49	License Agreement between VaxGen and	8-K	000-26483	12-02- 03	99.1
	U.S. Army Medical Research Institute
	of Infectious Diseases, dated as of
	October 7, 2003.

10.50	Office and R&D Sublease, dated August	8-K	000-26483	12-09- 03	99.1
	1, 2002, by and between Cellegy
	Pharmaceuticals, Inc. and VaxGen, Inc.

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.51	Partnership Agreement between VaxGen,	10-K	000-26483	03-30-04	10.51
	Inc. and the Chemo-Sero-Therapeutic
	Research Institute.

21.1	Subsidiaries	10-K	000-26483	03-30-04	21.1

31.1	Certification				31.1	X

31.2	Certification				31.2	X

32.1	Certification				32.1	X

99.1	Celltrion, Inc. Financial Statements				99.1	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VaxGen, Inc.
(Registrant)

By: /s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lance K. Gordon	September 25, 2006
Lance K. Gordon
President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Matthew J. Pfeffer	September 25, 2006
Matthew J. Pfeffer
Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/ Franklin M. Berger	September 25, 2006
Franklin M. Berger
Director

By: /s/ Randall L-W. Caudill	September 25, 2006
Randall L-W. Caudill
Director

By: /s/ Michel Greco	September 25, 2006
Michel Greco
Director

By: /s/ Myron M. Levine	September 25, 2006
Myron M. Levine
Director

By: /s/ Kevin L. Reilly	September 25, 2006
Kevin L. Reilly
Director

By: /s/ Eve E. Slater	September 25, 2006
Eve E. Slater
Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of	S-8	333-84922	3-26-02	4.1
	Incorporation.

3.2	Amendment to the Amended and Restated	S-8	333-84922	3-26-02	4.3
	Certificate of Incorporation.

3.3	Amended and Restated Bylaws.	S-1	333-78065	6-11-99	3.2

4.1	Reference is made to Exhibits 3.1,
	3.2, 3.3

4.2	Certificate of Designations, Rights	S-8	333-84922	3-26-02	4.2
	and Preferences of Series A 6%
	Cumulative Convertible Preferred
	Stock.

4.3	Securities Purchase Agreement by and	8-K	000-26483	5-24-01	10.1
	among Registrant and Certain
	Stockholders.

4.4	Registrant Rights Agreement by and	8-K	000-26483	5-24-01	10.2
	among Registrant and Certain
	Stockholders.

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common	S-1	333-78065	6-11-99	4.1
	Stock of Registrant.

10.1	Registration Rights Agreement between	S-1	333-78065	5-7-99	10.1
	VaxGen and Genentech, dated as of May
	5, 1997.

10.2	1996 Registration Rights Agreement	S-1	333-78065	5-7-99	10.2
	between VaxGen and certain
	stockholders.

10.3	1998 Registration Rights Agreement	S-1	333-78065	5-7-99	10.3
	between VaxGen and certain
	stockholders.

10.4	VaxGen, Inc. Amended and Restated	S-8	333-85391	8-17-99	99.1
	1996 Stock Option Plan. +

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.9	Amended and Restated Employment.	S-8	333-85391	8-17-99	99.5
	Agreement between VaxGen and Phillip
	W. Berman. +

10.10	Employment Agreement between VaxGen	S-1	333-78065	5-7-99	10.13
	and Carter A. Lee, dated as of April
	1, 1999. +

10.11	License and Supply Agreement with	S-1	333-78065	5-7-99	10.14
	Genentech, dated as of May 1, 1996.

10.12	Letter of Intent for Supply	S-1	333-78065	5-7-99	10.16
	Development Agreement between VaxGen
	and Pasteur Merieux Serums et Vaccins
	(Pasteur Merieux Connaught), dated
	April 10, 1998.

10.12.1	Amendment to Letter of Intent for	S-1	333-78065	5-7-99	10.16
	Supply Development Agreement between
	VaxGen and Pasteur Merieux Serums et
	Vaccins (Pasteur Merieux Connaught),
	dated May 3, 1999.

10.13	Form of trial clinic agreement.	S-1	333-78065	5-7-99	10.17

10.14	Lease Agreement between VaxGen and	S-1	333-78065	5-7-99	10.18
	Oyster Point Tech Center LLC, dated
	October 26, 1998.

10.15	Lease Agreement between VaxGen and	S-1	333-78065	5-7-99	10.19
	Spieker Properties, L.P., dated May
	20, 1998.

10.16	Common Stock Purchase Agreement	10- K	000-26483	3-30-00	10.20
	between VaxGen and Vulcan Ventures,
	Inc., dated October 15, 1999.

10.17	Loan and Security Agreement entered	10- K	000-26483	3-30-01	10.22
	into between Donald P. Francis and
	VaxGen, Inc. dated as of December 20,
	2000. +

10.18	Loan and Security Agreement entered	10-K	000-26483	3-30-01	10.24
	into between Phillip W. Berman and
	VaxGen, Inc. dated as of December 20,
	2000. +

10.19	Employment Agreement between VaxGen	10-K	000-26483	3-30-01	10.25
	and William Heyward, dated as of
	January 3, 2000. +

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.20	Employment Agreement between VaxGen	10-K	000-26483	3-30-01	10.26
	and George T. Baxter, dated as of
	September 5, 2000. +

10.21	Subcontract Agreement entered into	10-Q	000-26483	5-03-01	10.27
	between BBI Biotech Research
	Laboratories, Inc. and VaxGen, Inc.
	dated as of May 1, 1999.

10.22	Employment Agreement between VaxGen	10-Q	000-26483	11-01-01	10.28
	and Lance K. Gordon, dated as of
	September 6, 2001. +

10.23	Employment Agreement between VaxGen	10-Q	000-26483	11-01-01	10.29
	and Lance Ignon, dated as of
	September 25, 2001. +

10.24	Joint Venture Agreement between	10-K	000-26483	4-01-02	10.24
	VaxGen and certain investors, dated
	February 25, 2002.

10.25	Land Purchase and Sale Agreement	10-K	000-26483	4-01-02	10.25
	between VaxGen and Incheon
	Metropolitan City, dated February 25,
	2002.

10.26	Contribution Agreement between VaxGen	10-K	000-26483	4-01-02	10.26
	and certain investors, dated February
	25, 2002.

10.27	Employment Agreement between VaxGen	10-K	000-26483	4-01-02	10.27
	and Donald P. Francis, dated as of
	October 2, 2001. +

10.28	Employment Agreement between VaxGen	10-K	000-26483	4-01-02	10.28
	and Marc Gurwith, dated as of October
	28, 2001. +

10.29	Sublease Agreement between VaxGen and	10-K	000-26483	4-01-02	10.29
	TSI Communications, dated as of
	September 21, 2001.

10.30	Stock Option Agreement between VaxGen	10-K	000-26483	4-01-02	10.30
	and Lance K. Gordon, dated September
	6, 2001. +

10.31	Assignment Agreement between VaxGen	10-K	000-26483	4-01-02	10.31
	and Celltrion, Inc., dated March 25,
	2002.

10.32	Employment Agreement between VaxGen	10- Q	000-26483	5-15-02	10.32
	and Carmen M. Betancourt, dated as of
	January 28, 2002. +

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.33	Employment Agreement between VaxGen	10- Q	000-26483	5-15-02	10.33
	and James P. Panek, dated as of
	February 4, 2002. +

10.34	Employment Agreement between VaxGen	10- Q	000-26483	5-15-02	10.34
	and Phillip W. Berman, dated as of
	February 7, 2002. +

10.35	License Agreement between VaxGen and	10- Q	000-26483	5-15-02	10.35
	Celltrion, dated as of March 25, 2002.

10.36	Sub-License Agreement between VaxGen	10- Q	000-26483	5-15-02	10.36
	and Celltrion, dated as of March 25,
	2002.

10.37	Supply Agreement between VaxGen and	10- Q	000-26483	5-15-02	10.37
	Celltrion, dated as of March 25, 2002.

10.38	Amended and Restated License and	8-K	000-26483	7-15-02	99.2
	Supply Agreement between VaxGen,
	Inc., and Genentech, Inc., entered
	into as of May 1, 2002.

10.39	Contract between VaxGen and the	10- Q	000-26483	11-14- 02	10.39
	National Institute of Allergy and
	Infectious Diseases, National
	Institutes of Health, under Contract
	No. N01-AI-25494, dated September 30,
	2002.

10.40	Amendment of contract between VaxGen	10- Q	000-26483	11-14- 02	10.40
	and the National Institutes of
	Health, under Contract No.
	N01-AI-95373, dated September 30,
	2002.

10.41	Employment Agreement between VaxGen	10- Q	000-26483	11-14- 02	10.41
	and Piers C. Whitehead, dated as of
	July 1, 2002. +

10.42	Joint Venture Agreement between	10- Q	000-26483	11-14- 02	10.42
	VaxGen and Celltrion, Inc., dated as
	of June 7, 2002.

10.43	License Agreement between VaxGen and	10- Q	000-26483	11-14- 02	10.43
	VaxGen-Celltrion, Inc., dated June 7,
	2002.

10.44	Sub-License Agreement between VaxGen	10- Q	000-26483	11-14- 02	10.44
	and VaxGen-Celltrion, Inc., dated
	June 7, 2002.

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.45	Consulting Services Agreement between	10- Q	000-26483	11-14- 02	10.45
	VaxGen and VaxGen-Celltrion, Inc.,
	dated June 7, 2002.

10.46	Contract between VaxGen and the	10- Q	000-26483	11-14- 02	10.46
	National Institute of Allergy and
	Infectious Diseases, National
	Institutes of Health, under Contract
	No. N01-AI-95373, dated July 9, 1999.

10.47	Contract between VaxGen and the	10- Q	000-26483	11-19- 03	10.47
	National Institute of Allergy and
	Infectious Diseases, National
	Institutes of Health, under Contract
	No. N01-AI-30053, dated September 30,
	2003.

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21- 03	99.3

10.49	License Agreement between VaxGen and	8-K	000-26483	12-02- 03	99.1
	U.S. Army Medical Research Institute
	of Infectious Diseases, dated as of
	October 7, 2003.

10.50	Office and R&D Sublease, dated August	8-K	000-26483	12-09- 03	99.1
	1, 2002, by and between Cellegy
	Pharmaceuticals, Inc. and VaxGen, Inc.

10.51	Partnership Agreement between VaxGen,	10-K	000-26483	03-30-04	10.51
	Inc. and the Chemo-Sero-Therapeutic
	Research Institute.

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
21.1	Subsidiaries	10-K	000-26483	03-30-04	21.1

31.1	Certification				31.1	X

31.2	Certification				31.2	X

32.1	Certification				32.1	X

99.1	Celltrion, Inc. Financial Statements				99.1	X
- 93 -