Form 10-Q
period 2004-03-31
VAXGEN INC
filed 2007-02-07
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26483

VaxGen, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3236309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Marina Blvd., Suite 200 Brisbane, California	94005
(Address of Principal Administrative Offices)	(Zip Code)

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The issuer has one class of common stock with 33,106,523 shares outstanding as of December 29, 2006.

EXPLANATORY NOTE

On September 26, 2006, we filed an amendment to our Annual Report on Form 10-K for the year ended December 31, 2003 (“Amendment No. 1”) to restate our consolidated balance sheets at December 31, 2003 and 2002, and the statements of operations and of cash flows for each of the three years ended December 31, 2003, as well as the related notes thereto. We have not amended our previously filed Quarterly Reports on Form 10-Q for the interim periods for the year ended December 31, 2003 affected by this restatement. We have amended such financial information as part of Amendment No. 1 and, for the three months ended March 31, 2003, in this report. Therefore, when considering financial information for 2003, you should rely only on Amendment No. 1 and this report. Except as expressly stated herein, this report speaks to the March 31, 2004 date of this report.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in Amendment No. 1. The condensed consolidated financial information as of December 31, 2003 has been derived from audited consolidated financial statements not included herein.

VaxGen, Inc.

Form 10-Q

For the Three Months Ended March 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$5,096	$13,221
Investment securities	19,756	15,464
Accounts receivable	6,294	4,464
Unbilled accounts receivable	271	2,094
Due from related party	—	386
Prepaid expenses and other current assets	2,150	682

Total current assets	33,567	36,311
Investment in affiliate	—	34,561
Property and equipment	84,933	18,517
Restricted cash	9,816	1,092
Other assets	4,538	3,983

Total assets	$132,854	$94,464

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,356	$4,908
Accrued and other current liabilities	5,470	4,155
Derivative liabilities	5,083	3,407
Current portion of obligation to related party	—	2,575
Due to related parties	2,600	210
Current portion of non-current obligations	1,185	—

Total current liabilities	17,694	15,255
Non-current obligations	39,198	—
Obligation to related party, non-current	—	31,540
Other liabilities	716	629

Total liabilities	57,608	47,424

Commitments and contingencies (Note 11)
Minority interest in subsidiary	—	5,818

Minority interest in variable interest entity	23,893	—

Stockholders’ equity:
Common stock	252	250
Additional paid-in capital	202,558	184,032
Deferred stock compensation	(522)	(242)
Accumulated deficit	(154,931)	(146,438)
Accumulated other comprehensive income	3,996	3,620

Total stockholders’ equity	51,353	41,222

Total liabilities, minority interest and stockholders’ equity	$132,854	$94,464

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,

	2004	2003 (Restated)

Revenues:
Research contracts and grants	$3,945	$2,489
Related party services	—	257

Total revenues	3,945	2,746

Operating expenses:
Research and development:
Related party	55	68
Other	6,638	5,640

Total research and development	6,693	5,708
General and administrative	4,858	3,425

Loss from operations	(7,606)	(6,387)

Other income (expense):
Investment income and other	248	204
Valuation adjustments	(1,676)	7,440
Equity in loss of affiliate	—	(5,799)

Total other income (expense)	(1,428)	1,845

Net loss before minority interest	(9,034)	(4,542)
Minority interest in loss of subsidiary	—	163
Minority interest in loss of variable interest entity	541	—

Net loss	(8,493)	(4,379)
Charges related to Series A preferred stock:
Dividends	—	(57)
Accretion to redemption value	—	(160)
Beneficial conversion charges	—	(225)

Net loss applicable to common stockholders	$(8,493)	$(4,821)

Basic and diluted net loss per share applicable to common stockholders	$(0.34)	$(0.30)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	25,048	15,846

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,

	2004	2003 (Restated)

Cash flows from operating activities:
Net loss	$(8,493)	$(4,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of subsidiary	—	(163)
Minority interest in loss of variable interest entity	(541)	—
Depreciation and amortization	338	283
Amortization of premiums and discounts on investment securities	64	(57)
Stock compensation expense	339	79
Valuation adjustments	1,676	(7,440)
Equity in loss of affiliate	—	5,799
Changes in assets and liabilities:
Receivables	(142)	(1,890)
Prepaid expenses and other current assets	614	571
Accounts payable	(1,720)	1,263
Accrued and other current liabilities	858	(136)
Due to related parties	55	(733)
Other liabilities	(15)	25

Net cash used in operating activities	(6,967)	(6,778)

Cash flows from investing activities:
Purchase of investment securities	(7,165)	(410)
Proceeds from sale and maturities of investment securities	2,839	5,055
Purchase of property and equipment	(12,713)	(4,061)
Cash from consolidation of variable interest entity	9,723	—
Deposits and other	(100)	53
Change in restricted cash	(2)	(2)

Net cash provided by (used in) investing activities	(7,418)	635

Cash flows from financing activities:
Proceeds from non-current obligations	5,581	—
Exercise of employee stock options	217	631
Employee stock purchase plan	196	104
Other	7	(580)

Net cash provided by financing activities	6,001	155

Effect of exchange rate changes on cash	259	—

Decrease in cash and cash equivalents	(8,125)	(5,988)
Cash and cash equivalents at beginning of period	13,221	9,360

Cash and cash equivalents at end of period	$5,096	$3,372

Supplemental schedule of non cash investing and financing activities:
Accrued purchases of construction in progress	$(2,795)	$—
Accretion to redemption value of Series A preferred stock	—	160
Amortization of beneficial conversion feature of Series A preferred stock	—	225

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
Notes to Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

The unaudited condensed consolidated financial statements of VaxGen, Inc. (“VaxGen”) and its subsidiaries (collectively “Company”) included herein have been prepared by VaxGen pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of VaxGen, its subsidiary, VaxGen-Celltrion, Inc. (“VCI”) and effective January 1, 2004 a variable interest entity (“VIE”), Celltrion, Inc. (“Celltrion”), a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea. All intercompany accounts and transactions have been eliminated in consolidation.

Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the SEC on September 26, 2006.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

                    Nature of Business Activities

VaxGen is a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. The Company’s business strategy focuses on the development and commercialization of biologic products to counter potential bioterrorism threats, principally vaccines for the long-term prevention of anthrax and smallpox.

VaxGen was incorporated on November 27, 1995 and was formed to develop a vaccine (“AIDSVAX”) intended to prevent human immunodeficiency virus (“HIV”). In 2002, the Company broadened its product development portfolio to also include biodefense vaccines. From inception through September 30, 2003, VaxGen was a development stage enterprise and its financial statements during that period were prepared in conformity with GAAP governing development stage enterprises.

The Company’s activities involve inherent risks. These risks include, but are not limited to, the possibility that internal controls are not or will not be adequate to ensure timely and reliable financial information, the risk that the Company may not be able to raise additional capital, the risk that the Company may fail to obtain any future government biodefense contracts, the risk that the Company may fail to perform under any existing or future contracts and the risk that the Company may be unable to commercialize its vaccine product candidates.

VaxGen’s principal source of revenue is the U.S. government, principally the National Institutes of Health (“NIH”) and related entities.

                    Basis of Presentation and Change in Accounting Principle

Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was originally issued by the Financial Accounting Standards Board (“FASB”) in January 2003 and was revised in December 2003 (as revised, “FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to certain VIEs in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. If two or more related parties hold variable interests in the same variable interest entity, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the party, within the related party group, that is most closely associated with the variable interest entity is the primary beneficiary. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. FIN 46R applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, no later than the end of the first reporting period after March 15, 2004.

In February 2002, Celltrion was formed by VaxGen together with Nexol Biotech Co., Ltd (“Nexol”), Nexol Co., Ltd. (“Nexol Co”), Korea Tobacco & Ginseng Corp. (“KT&G”) and J. Stephen & Company Ventures Ltd. (“JS”, collectively “Korean Investors”) to build and operate a mammalian cell culture biomanufacturing facility in Incheon, Republic of Korea, and to provide partial funding for the construction of VCI, a manufacturing facility under VaxGen control in South San Francisco, California.

During 2004, VaxGen adopted the provisions of FIN 46R and determined that both Celltrion and VCI were VIEs and that VaxGen is their primary beneficiary. Accordingly, in accordance with FIN 46R, the unaudited condensed consolidated financial statements for the three months ended March 31, 2004 include the results of Celltrion as a VIE. VCI has been consolidated by VaxGen since its inception in the third quarter of 2002. As VaxGen and Celltrion are the only stockholders of VCI, the adoption of FIN 46R eliminated the Company’s accounting for Celltrion’s minority interest in VCI. Prior to implementing the consolidation provisions within FIN 46R, VaxGen had reflected Celltrion in its financial statements using the equity method.

The liabilities recognized as a result of consolidating Celltrion do not represent additional claims on VaxGen’s or VCI’s assets. Rather, they represent claims against the specific assets of Celltrion. Conversely, the assets recognized as a result of consolidating Celltrion do not represent additional assets that could be used to satisfy claims against VaxGen’s or VCI’s assets. The general creditors of VaxGen and VCI have no recourse to the general credit of Celltrion. The general creditors of Celltrion have no recourse to the general credit of VaxGen and VCI.

At March 31, 2004, the following significant assets and liabilities of Celltrion are included in the unaudited condensed consolidated balance sheet (in thousands):

March 31, 2004

Cash and cash equivalents	$3,977
Property and equipment	65,588
Non-current obligations	39,198
Net assets	72,370

In addition, as a result of the adoption of FIN 46R and the resulting consolidation of Celltrion, all intercompany 2002 and 2003 transactions between VaxGen, VCI and Celltrion have been eliminated as of January 1, 2004. Also, certain Celltrion transactions have been adjusted to conform to VaxGen’s accounting policies as if Celltrion had been consolidated from inception. As of January 1, 2004, the cumulative effect of the change in accounting principle resulting from the consolidation of Celltrion and the elimination of these transactions resulted in increased additional paid-in capital of $17.6 million and increased deferred stock compensation of $0.2 million.

The results of operations of Celltrion included in the unaudited condensed consolidated statements of operations were as follows (in thousands):

Three Months Ended March 31, 2004

Operating expenses:
Research and development	$351
General and administrative	530

Loss from operations	(881)
Other income	157
Minority interest	541

Net loss	$(183)

2. Restatement

On September 26, 2006, the Company filed an amendment to its Annual Report on Form 10-K for the year ended December 31, 2003 (“Amendment No. 1”) primarily to restate its consolidated balance sheets at December 31, 2003 and 2002, and the results of operations and of cash flows for each of the three years ended December 31, 2003, as well as the related notes thereto. The Company did not amend its previously filed quarterly reports on Form 10-Q for the interim periods for the year ended December 31, 2003 affected by this restatement. The Company amended such financial information as part of Amendment No. 1 and for the three months ended March 31, 2003, in this report.

The following condensed consolidated statement of operations and condensed consolidated statement of cash flows reflect restatements for various adjustments that are included in one or more of the categories below:

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

–

Investments in affiliates. The non-cash investment in Celltrion is recorded at fair value and the Company’s share of Celltrion’s net losses is reflected using the equity method of accounting. Translation adjustments resulting from changes in foreign currency exchange rates relating to Celltrion are reported as a component of other comprehensive income. In addition, the effects of Celltrion’s equity transactions are reflected in additional paid-in capital. Previously, the Company disclosed its non-cash investment in Celltrion in the notes to its consolidated financial statements, but did not record its initial investment in or activities relating to Celltrion in the consolidated balance sheets, statements of operations or statements of changes in stockholders’ equity. In addition, because the Company effectively controlled the operations of VCI, the consolidated financial statements now include the Company’s accounts and those of VCI from its inception in June 2002 and reflect Celltrion’s minority interest ownership in VCI. Previously, the Company accounted for VCI under the equity method from June 2002 through the first quarter of 2003 after which it began to consolidate VCI. The Company also entered into financial instruments with Celltrion by which Celltrion provided the Company with a purchase option to purchase their ownership interest in VCI. The purchase option is included in other assets. Previously, the Company did not record an asset relating to the purchase option.

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

–

Stock-based compensation. Adjustments were made to reflect the recognition of certain non-cash stock-based compensation resulting from 2003 option grants issued to newly hired executives on their respective hire dates in accordance with their employment agreements, were not formally approved by the Company’s Board of Directors until the next Board meeting following hire, which resulted in a different measurement date for the options than what had been previously used.

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

–

Reclassifications. The Company reclassified a number of items in the restated results for 2003. For example, certain overhead costs have been reclassified from general and administrative expense to research and development expense.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31, 2003

	Previously Reported	Adjustments	Restated

Revenues:
Research contracts and grants	$1,112	$1,377	$2,489
Related party services	101	156	257

Total revenues	1,213	1,533	2,746

Operating expenses:
Research and development:
Related party	360	(292)	68
Other	3,665	1,975	5,640

Total research and development	4,025	1,683	5,708
General and administrative	3,909	(484)	3,425

Loss from operations	(6,721)	334	(6,387)

Other income (expense):
Investment income and other	201	3	204
Valuation adjustments	5,075	2,365	7,440
Equity in loss of affiliate	(128)	(5,671)	(5,799)

Total other income (expense)	5,148	(3,303)	1,845

Net loss before minority interest	(1,573)	(2,969)	(4,542)
Minority interest in loss of subsidiary	—	163	163

Net loss	(1,573)	(2,806)	(4,379)
Charges related to Series A preferred stock:
Dividends	(57)	—	(57)
Accretion to redemption value	(80)	(80)	(160)
Beneficial conversion charges	(327)	102	(225)

Net loss applicable to common stockholders	$(2,037)	$(2,784)	$(4,821)

Basic and diluted net loss per share applicable to common stockholders	$(0.13)	$(0.17)	$(0.30)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	15,846	—	15,846

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, 2003

	Previously Reported	Adjustments	Restated

Cash provided by (used in):
Operating activities	$(6,321)	$(457)	$(6,778)
Investing activities	2,411	(1,776)	635
Financing activities	733	(578)	155

Increase in cash and cash equivalents	(3,177)	(2,811)	(5,988)
Cash and cash equivalents at beginning of period	4,449	4,911	9,360

Cash and cash equivalents at end of period	$1,272	$2,100	$3,372

The following table reflects restatements of other comprehensive loss for various adjustments that are included in one or more of the categories discussed above (in thousands):

	Three Months Ended March 31, 2003

	Previously Reported	Adjustments	Restated

Net loss	$(1,573)	$(2,806)	$(4,379)

Other comprehensive loss:
Translation adjustment	—	(1,776)	(1,776)
Unrealized loss	(112)	(1)	(113)

Total other comprehensive loss	(112)	(1,777)	(1,889)

Comprehensive loss	$(1,685)	$(4,583)	$(6,268)

3. Summary of Significant Accounting Policies

                    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Construction in progress primarily represents costs incurred for the design, construction and validation of the Company’s manufacturing facilities in the Republic of Korea and California. No depreciation is recognized for construction in progress until the related assets are operational. At March 31, 2004, the Korean and California manufacturing facilities were not yet operational and therefore, no depreciation had been recognized for these facilities. Equipment, consisting of laboratory equipment, computers and other office furniture and equipment, is depreciated using the straight-line method over the assets’ estimated useful lives of five to six years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease.

Significant additions and improvements are capitalized, while repairs and maintenance costs are charged to expenses as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed. Interest incurred during construction of facilities is capitalized and amortized over the life of the related asset. Interest capitalization ceases when a project or construction activities are substantially completed. Annual bank guarantee fees incurred during construction are also capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period recognized.

                    Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the fair value per share of the common stock on the grant date. In the event that stock options are granted with an exercise price below the fair value of the common stock at the grant date, the difference between the fair value of the common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense using the straight-line method over the vesting period of the stock option.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and Statement of FAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Celltrion grants employees stock options with approval by its Board of Directors and stockholders. Stock options are granted to Celltrion employees upon completion of one year of service. Shares under option vest 40% upon completion of the third year of service from the grant date. The remainder vests 30% each for the fourth and fifth year of service from the grant date. All Celltrion stock option grants expire no later than 9 years from the date of grant, unless cancelled earlier due to termination of employment or other events defined in the option agreement, such as the holder assigning or pledging their stock options or Celltrion being unable to comply with the exercise of the stock option due to bankruptcy or liquidation. Celltrion option grants for 51,900 preferred shares, 104,300 preferred shares and 123,250 preferred shares were granted to employees on March 24, 2004, February 22, 2003 and July 19, 2002, respectively. Celltrion stock options outstanding at March 31, 2004 had a weighted-average exercise price of 8,334 Korean Won ($7.27 equivalent). The Celltrion stock option agreement has an anti-dilution provision that is triggered by the issuance of new shares or warrants at prices which are lower than the option’s exercise price. No such events occurred prior to March 31, 2004. These stock options are subject to variable accounting. Accordingly, subsequent changes in the value of Celltrion’s stock will result in increases or decreases in compensation expense until the options are exercised, cancelled or expire unexercised.

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,

	2004	2003 (Restated)

Net loss applicable to common stockholders – as reported	$(8,493)	$(4,821)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	69	68
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(1,717)	(1,837)

Net loss applicable to common stockholders – pro forma	$(10,141)	$(6,590)

Net loss per share applicable to common stockholders – basic and diluted, as reported	$(0.34)	$(0.30)

Net loss per share applicable to common stockholders – basic and diluted, pro forma	$(0.40)	$(0.42)

The value of each option grant and Employee Stock Purchase Plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no expected dividends):

	Three Months Ended March 31,

	2004	2003

VaxGen Stock Option Plans
Risk-free interest rate	3.08%	2.63%
Expected life in years	5.0	4.0
Volatility	101%	101%

Celltrion Stock Option Plan
Risk-free interest rate	4.88%	n/a
Expected life in years	6.0	n/a
Volatility	73.1%	n/a

Employee Stock Purchase Plan
Risk-free interest rate	0.95%	1.17%
Expected life in years	1.0	1.0
Volatility	101%	126%

                    New Accounting Pronouncements

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

In December 2004, the FASB issued FAS No. 123(R), Share-Based Payment (“FAS 123R”) which is a revision of FAS 123. Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. FAS 123R must be adopted in annual periods beginning after July 1, 2005. The Company plans to begin applying FAS 123R prospectively in the first quarter of 2006. Additionally, in August 2005, the FASB issued FASB Staff Position (“FSP”) FSP FAS 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (“FSP1”). In FSP1, the FASB decided to defer the requirements in FAS 123 that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. In October 2005, the FASB issued FSP FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP2”). In FSP2, the FASB is providing companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in FAS 123R. In November 2005, the FASB issued FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP3”). FSP3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of FAS 123R. In February 2006, the FASB issued FSP FAS 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (“FSP4”), which concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. FSP4 is applicable only for options or similar instruments issued as part of employee compensation arrangements. In October 2006, the FASB issued FSP FAS 123R-5, Amendment of FASB Staff Position FAS 123(R)-1 (“FSP5”), which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP1. The provisions in FSP5 are effective for the first reporting period beginning after October 10, 2006. Also, in October 2006, the FASB issued FSP FAS 123R-6, Technical Corrections of FASB Statement No. 123 (revised 2004) (“FSP6”), which addresses certain technical corrections of FAS 123R. The provisions in FSP6 are effective for the first reporting period beginning after October 20, 2006. The guidance in FSP1, FSP2, FSP3, FSP4, FSP5 and FSP6 will be applied upon the Company’s adoption of FAS 123R. The Company is currently evaluating the impact of adopting the guidance in FAS 123R, FSP1, FSP2, FSP3, FSP4, FSP5 and FSP6 on the Company’s consolidated financial position, results of operations and cash flows.

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

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles. FAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle. Additionally, FAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with the Company’s first quarter of fiscal 2006. The Company does not expect the adoption of FAS 154 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-7”). EITF 05-7 requires that a change in the fair value of a conversion option brought about by modifying the debt agreement be included in analyzing in accordance with EITF consensus on Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), whether a debt instrument is considered extinguished. Under EITF 96-19’s requirements, an issuer who modifies a debt instrument must compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent, the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent, the debt is considered to be modified and is subject to EITF 96-19’s modification accounting. EITF 05-7 requires that in applying the 10 percent test the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. EITF 05-7 also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature (“BCF”) or reassess an existing BCF upon modification of the conversion option of a debt instrument that does not result in an extinguishment. EITF 05-7 is effective for modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect the adoption of EITF 05-7 to have material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2005, the EITF reached a consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”). Under EITF 05-8, the issuance of convertible debt with a BCF results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments, require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a BCF. A BCF is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the BCF’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. EITF 05-8 should be applied retrospectively to all instruments with a BCF accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The Company does not expect the adoption of EITF 05-8 to have material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”). This FSP nullifies certain requirements of EITF Issue No. 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The Company is evaluating the impact of adopting the guidance in FSP FAS 115-1 and FAS 124-1on the Company’s consolidated financial position, results of operations and cash flows.

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

In March 2006, the EITF reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company does not expect the implementation of EITF 06-3 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff’s views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements — Materiality (“SAB 99”). Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with the Company’s year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Accordingly, if the use of the dual approach results in a larger, material misstatement, the Company will have to adjust its financial statements. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-6, Application of EITF Issue No. 05-7, ‘Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues’ (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19. The Company does not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company does not expect the adoption of EITF 06-7 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Early adoption of FSP 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company began applying EITF 00-19-2 prospectively in the first quarter of 2004.

4. Net Loss per Share

Basic net loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding VaxGen stock options, warrants, Employee Stock Purchase Plan and Series A Preferred Stock, which are listed below.

For all periods presented, such potential common shares were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

	March 31,

	2004	2003

Potentially dilutive securities:
Options to purchase common stock	3,754,834	3,079,229
Warrants to purchase common stock	1,021,250	943,407
Employee Stock Purchase Plan	81,505	334,502
Series A Preferred Stock	—	268,875

Total	4,857,589	4,626,013

5. Balance Sheet Components

                    Restricted Cash

At March 31, 2004 and December 31, 2003, VaxGen had restricted cash of $1.1 million as compensating balances to support outstanding letters of credit. The letters of credit, which are renewed annually, relate to VaxGen’s leases and utility services. At March 31, 2004, Celltrion had restricted cash of 10,000 million Korean Won ($8.7 million equivalent) on deposit with its lending bank, representing a minimum deposit required to secure a loan.

                    Property and Equipment

The following is a summary of property and equipment (in thousands):

	March 31, 2004	December 31, 2003

Construction in progress	$66,897	$14,347
Land	13,112	—
Leasehold improvements	3,168	3,138
Machinery, furniture and equipment	6,633	5,466

Sub-total	89,810	22,951
Less: accumulated depreciation and amortization	(4,877)	(4,434)

Total	$84,933	$18,517

                    Accrued and Other Current Liabilities

Accrued and other current liabilities at March 31, 2004 and December 31, 2003 included employment and severance benefit accruals of $2.2 million and $2.9 million, respectively.

6. Non-current Obligations

In April 2002, Celltrion purchased land from Incheon Metropolitan City for 14,501 million Korean Won (equivalent to $11.0 million) (“Land Purchase Agreement”). Of this amount, 13,051 million Korean Won (equivalent to $9.9 million) was financed through Incheon Metropolitan City over a period of 10 years. Interest accrues at 4% annually and is payable together with five principal payments, which are scheduled to be paid every two years starting on April 1, 2004. Interest is capitalized as part of construction in progress during construction of the facility and other buildings.

In January 2003, Celltrion obtained secured long-term financing of 52,000 million Korean Won (equivalent to $44.2 million) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan are to be used for construction of the Incheon administration buildings and manufacturing facility. As construction progresses, the bank funds 60% of the progress payments (up to 52,000 million Korean Won), while Celltrion pays the remaining 40%. Celltrion’s land and construction in progress represent collateral for the outstanding Loan balance. There are no significant financial covenants in the Loan agreements. As of March 31, 2004, the carrying amounts for land and construction in progress were 15,033 million Korean Won and 59,463 million Korean Won (equivalent to $13.1 million and $51.8 million), respectively. At March 31, 2004, Celltrion had unused commitments related to the Loan of 17,605 million Korean Won (equivalent to $15.4 million). Only interest payments are due monthly for the first four years of the Loan term, and principal and interest payments are due monthly for the remaining five years of the Loan term. Interest is adjusted quarterly, based on a 3-month Korean certificate of deposit rate plus 1.5% (interest rate of 5.7% at March 31, 2004). Cash outlays for interest on borrowings related to this loan totaled $0.4 million for the three months ended March 31, 2004.

The following is a summary of non-current obligations (in thousands, presented at March 31, 2004 exchange rates):

March 31, 2004

Land purchase obligation	$10,292
Less: current portion	(1,185)

Non-current land purchase obligation	9,107
Construction loan	30,000

Sub-total	39,107
Accrued long-term interest	91

Non-current obligations	$39,198

In addition, the Korean bank from which Celltrion obtained the Loan guarantees Celltrion’s outstanding balance under the Land Purchase Agreement. As a result, Celltrion pays the bank an annual guarantee fee of 1% of the outstanding land purchase balance.

For all non-current obligations, interest of $0.5 million was capitalized for the three months ended March 31, 2004. All capitalized interest is included in the cost basis of the buildings during construction. No significant interest has been expensed by Celltrion since its inception.

Principal payments due for current and non-current obligations as of March 31, 2004 are as follows (in thousands, presented at March 31, 2004 exchange rates):

2004	$1,185
2005	—
2006	3,277
2007	6,000
2008	8,276
2009 and beyond	21,554

Total	$40,292

7. Minority Interest in Variable Interest Entity

In order to build and operate the Incheon manufacturing facility, Celltrion received an in-kind investment by VaxGen of cell culture technology and production support. In 2002, Celltrion entered into a License Agreement, an AIDSVAX Supply Agreement and a Consulting Agreement with VaxGen. In addition, at the inception of Celltrion, VaxGen received 7.8 million shares of Celltrion’s common stock valued at 6,224 Korean Won per share (equivalent to $4.71 per share).

During 2002, Celltrion sold 7,670,000 shares of preferred stock at a price of 5,000 Korean Won per share (equivalent to $3.78 per share), resulting in gross proceeds of $29.0 million and sold 455,000 shares of preferred stock at a price of 22,775 Korean Won per share (equivalent to $18.82 per share), resulting in gross proceeds of $8.6 million. During 2003, Celltrion sold 390,000 shares of preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share), resulting in gross proceeds of $7.3 million. As of March 31, 2004, VaxGen owned 7.8 million shares of Celltrion common stock, representing a 48% voting interest.

Celltrion’s preferred stock gives the preferred stockholders the right to 100% cumulative dividends from potential profits from the production of AIDSVAX. Preferred shares are required to convert into Celltrion common shares at a ratio of 1:1 upon the cancellation of the Supply Agreement between VaxGen and Celltrion or the thirteenth year of the joint venture. The Supply Agreement can be cancelled by VaxGen with 30 days’ written notice or by either party in the event of a material breach of the contract.

Under the Korean Commercial Code, in order for a corporation to be able to pay dividends, it must have distributable profits. Celltrion did not accrue any preferred stock dividends during the period from its inception through March 31, 2004 as it incurred losses and did not have distributable profits. In the event that there are distributable profits, holders of the preferred stock shall be entitled to a dividend preference on a cumulative basis so that any preferred dividend not paid in a given year will be forwarded to succeeding years as an outstanding obligation of Celltrion until paid off. All Celltrion preferred and common shares have equal voting rights.

As a result of consolidating Celltrion, the Company has a minority interest balance of $23.9 million in the unaudited condensed consolidated balance sheet at March 31, 2004, which represents the equity interests of Celltrion’s preferred stockholders based on voting interest. This amount is less than the carrying cost of the preferred stockholder’s investment by $21.0 million at March 31, 2004 because VaxGen’s investment in Celltrion was a non-monetary transaction which was eliminated upon the consolidation of VaxGen and Celltrion.

8. Related Party Transactions

In December 2002, Celltrion engaged Daewoo Engineering and Construction Co., Ltd. (“Daewoo”) to manage the construction of the Incheon manufacturing facility and administration buildings. In January 2003, Daewoo purchased 260,000 shares of Celltrion’s preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share). At the time of this purchase, Nexol’s and Celltrion’s Chief Executive Officer, who are the same person, entered into a purchase agreement with Daewoo. Per the terms of this purchase agreement, upon the completion of the construction of Celltrion’s facility, Daewoo would sell these shares to Nexol at the original purchase price. Celltrion’s Chief Executive Officer guaranteed this agreement. At March 31, 2004, 3,507 million Korean Won (equivalent to $3.1 million) is included in other non-current assets representing the remaining balance of advance payments made to Daewoo. Additionally, Celltrion had outstanding construction accruals due to Daewoo of $2.3 million as of March 31, 2004. During the three months ended March 31, 2004, Celltrion paid Daewoo $9.3 million related to the construction of the Incheon facilities. Celltrion was not consolidated with VaxGen as of December 31, 2003.

9. Income Taxes

The Company has reported no income tax benefits due to limitations on the recognition of deferred tax assets for financial reporting purposes. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the entire deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on net deferred tax assets. The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	March 31, 2004	December 31, 2003

Deferred tax assets:
Net operating loss carryforwards	$41,303	$38,546
Research and other credit carryforwards	6,739	5,345
Deferred research expenses	1,345	1,447
Depreciation	2,066	1,818
Accrued liabilities	614	540
Other	(1,022)	(669)

Total gross deferred tax assets	51,045	47,027
Less: Valuation allowance	(51,045)	(47,027)

Net deferred tax assets	$—	$—

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	Three Months Ended March 31,

	2004	2003 (Restated)

Statutory rate	34.0%	34.0%
Equity in loss of affiliate	0.0	(45.0)
Valuation adjustments	(7.0)	57.8
Equity-based compensation expense	(0.3)	(0.8)
Research and other credits	9.4	0.7
Exemption for foreign ownership	(2.5)	—
Change in foreign tax rates	(0.8)	—
Foreign tax rates less than statutory rate	(0.2)	—
Other	0.4	(2.0)
Change in valuation allowance	(33.0)	(44.7)

Effective tax rate	0.0%	0.0%

At March 31, 2004, VaxGen had U.S. federal and California net operating loss carryforwards of $106 million and $82 million, respectively. The U.S. federal and California net operating loss carryforwards expire from 2015 through 2024 and 2005 through 2014, respectively. Additionally, as of March 31, 2004, VaxGen has federal research credits, expiring from 2015 through 2024, of $3.5 million and State of California research credits, carrying forward indefinitely of $2.8 million. These carryforwards could be subject to certain limitations in the event there is a change in control of VaxGen.

As of March 31, 2004, Celltrion had net operating losses for Korean tax purposes of 4,864 million Korean Won (equivalent to $4.2 million). The carryforwards expire from 2007 to 2009. Additionally, Celltrion has various tax credit carryforwards, expiring from 2007 to 2010, totaling 1,559 million Korean Won (equivalent to $1.4 million) at March 31, 2004. These carryforwards could be subject to certain limitations in the event there is a change in control of Celltrion.

Celltrion is exempt from paying the annual property tax on 100% of the share of its building and land related to foreign investment through 2007 and 50% of the share of foreign investment for three years thereafter. In addition, Celltrion will receive tax holidays related to the share of income tax related to foreign investment, once it begins earning income or 5 years after the Company was granted the tax holiday, whichever occurs first. The tax holiday will equal 100% of VaxGen’s foreign investment share of Celltrion’s income taxes from 2002 through 2009, and 50% of the foreign investment share for three years thereafter. Benefits received based upon foreign investment shares are subject to change based upon subsequent changes in the foreign investment as a percentage of total ownership.

10. Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended March 31,

	2004	2003 (Restated)

Net loss	$(8,493)	$(4,379)

Other comprehensive income (loss):
Foreign currency translation adjustments	346	(1,776)
Unrealized gains on available-for-sale securities	30	(113)

Other comprehensive income (loss)	376	(1,889)

Comprehensive loss	$(8,117)	$(6,268)

The Company’s accumulated other comprehensive income balance consists of the following (in thousands):

	March 31, 2004	December 31, 2003

Foreign currency translation adjustments	$3,959	$3,613
Unrealized gains on available-for-sale securities	37	7

Accumulated other comprehensive income	$3,996	$3,620

11. Commitments and Contingencies

In December 2002, Celltrion entered into an engineering, procurement and construction agreement (“Construction Agreement”) with Daewoo pursuant to which Daewoo agreed to engineer and construct Celltrion’s Incheon facility. The cost under the Construction Agreement is estimated to be 47,400 million Korean Won plus 25.7 million Swiss francs, which in the aggregate was the equivalent of $56.8 million in December 2002, subject to certain exceptions for change orders and changed circumstances such as force majeure and changes in law. Celltrion may terminate the Construction Agreement and pay only for services rendered. Amounts due under the Construction Agreement are paid by Celltrion based on monthly invoicing and achievement of specified milestone events.

In July 2003, Celltrion obtained a letter of credit amounting to $7.0 million for the construction of facilities from the National Agricultural Cooperative Federation. Celltrion had an unused commitment related to the letter of credit of $6.3 million as of March 31, 2004.

In January 2004, Celltrion entered into a consulting agreement with a third party for business development services (“Consulting Agreement”) totaling $1.0 million. Thirty percent of the fee is due upon the successful execution of a Letter of Intent with a prospective biopharmaceutical client. An additional 30% of the fee is payable within one month following the successful execution of a definitive agreement with the biopharmaceutical client, and the remaining 40% of the fee is payable within two months following the successful execution of such an agreement.

Substantially all of the Company’s revenue is derived from government contracts and grants. Future sales to U.S. government agencies will depend, in part, on the Company’s ability to meet U.S. government agency contract requirements. U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion. The U.S. government may terminate any of its contracts with the Company either for its convenience or if the Company defaults by failing to perform in accordance with the contract schedule and terms. If the U.S. government terminates any of its contracts, the Company may be liable to the U.S. government for damages or to sub-contractors, service providers or vendors for goods and services that may no longer be reimbursable by the U.S. government. See Subsequent Events in Note 14.

12. Legal Proceedings

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased the Company’s securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and the Company’s future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. As of March 31, 2004, the Company believed that it had strong defenses and intended to defend these actions vigorously. See Subsequent Events in Note 14.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of the Company’s stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of March 31, 2004, the Company has provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in Note 14.

The Company is subject to a wide variety of laws and regulations relating to land use and development and to environmental compliance and permitting obligations, including those related to the use, storage, discharge, emission and disposal of hazardous materials. Certain claims, suits and complaints in the ordinary course of business are pending or may arise. While there can be no assurance as to the ultimate outcome of any litigation involving the Company, the Company does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

13. Segment Information

The Company’s segment information has been prepared in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Accounting policies of the segments are the same. Upon consolidation, all intercompany accounts and transactions are eliminated. Prior to January 1, 2004, the Company operated in one business segment. As a result of the consolidation of Celltrion, effective January 1, 2004, the Company operates in two business segments. VaxGen operates in one business segment, the development of vaccines that immunize against infectious disease, and Celltrion operates in another, mammalian cell culture biomanufacturing. Each segment has discrete financial information and its own management structure.

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from the U.S. Department of Health and Human Services, the National Institutes of Health and related entities. From its inception through March 31, 2004, Celltrion had not been operational or earned any revenues. All of VaxGen’s operating assets are located in the United States of America. Celltrion’s operating assets are located in the Republic of Korea.

Information regarding the segments is stated below (in thousands):

	Three Months Ended March 31,

Revenues	2004	2003

VaxGen	$4,080	$2,746
Celltrion	—	n/a
Eliminations	(135)	n/a

Total	$3,945	$2,746

	Three Months Ended March 31,

Depreciation and Amortization	2004	2003

VaxGen	$304	$283
Celltrion	437	n/a
Eliminations	(403)	n/a

Total	$338	$283

	Three Months Ended March 31,

Equity in Loss of Affiliate	2004	2003

VaxGen (in Celltrion)	$(652)	$(5,799)
Celltrion (in VCI)	(382)	n/a
Eliminations	1,034	n/a

Total	$—	$(5,799)

	Three Months Ended March 31,

Net Loss	2004	2003

VaxGen	$(8,426)	$(4,379)
Celltrion	(1,408)	n/a
Eliminations	1,341	n/a

Total	$(8,493)	$(4,379)

Property, Plant and Equipment, net	March 31, 2004	December 31, 2003

VaxGen	$19,344	$18,517
Celltrion	65,654	n/a
Eliminations	(65)	n/a

Total	$84,933	$18,517

Investment in Affiliate	March 31, 2004	December 31, 2003

VaxGen (in Celltrion)	$33,909	$34,561
Celltrion (in VCI)	5,293	n/a
Eliminations	(39,202)	n/a

Total	$—	$34,561

Total Assets	March 31, 2004	December 31, 2003

VaxGen	$87,125	$94,464
Celltrion	120,083	n/a
Eliminations	(74,354)	n/a

Total	$132,854	$94,464

	Three Months Ended March 31,

Purchases of Property and Equipment	2004	2003

VaxGen	$(1,131)	$(4,061)
Celltrion	(11,582)	n/a
Eliminations	—	n/a

Total	$(12,713)	$(4,061)

14. Subsequent Events

                    Series A Warrants

The Company did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, the Company’s registration statement on Form S-3 covering the resale of 655,078 shares of common stock issuable upon exercise of the Company’s warrants, issued in conjunction with the 2001 Series A Mandatorily Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), (“Series A Warrants”) was suspended. Pursuant to the suspension of the registration statement, the Series A Warrants became redeemable for cash at the option of the Series A Warrant holders and the Company became liable for monthly cash penalty payments to the Series A Warrant holders. For the period from May 17, 2004 to September 21, 2004, the Company paid $0.8 million in cash penalty payments to the holders of the Series A Warrants.

On September 21, 2004, the Company completed transactions in which the Series A Warrants were surrendered in exchange for two new series of warrants (“Exchange Warrants”). The Company issued to the holders of the Series A Warrants, Exchange Warrants to purchase a total of 1,146,388 shares of common stock, exercisable until September 21, 2005, at an exercise price of $0.01 per share, and Exchange Warrants to purchase a total of 655,078 shares of common stock, exercisable until September 21, 2007, at an exercise price of $16.00 per share (“$16.00 Warrants”). In connection with the exchange, the agreements governing the Series A Warrants were terminated. The $0.01 per share Exchange Warrants were exercised by the end of January 2005. As a result of the surrender and exchange of the Series A Warrants, the Company is no longer subject to monthly cash penalty payments and the holders of the Exchange Warrants do not have cash redemption rights related to the Exchange Warrants.

In December 2006, the Company entered into an addendum (“Addendum”) with the holders of the $16.00 Warrants under which the term of these warrants was extended by three additional years. The $16.00 Warrants, as amended, will expire September 21, 2010 instead of September 21, 2007. No other terms of the $16.00 Warrants were amended. In connection with entering into the Addendum, the Company received releases from the holders of the $16.00 Warrants regarding potential claims related to these warrants.

                    Delisting from Nasdaq

As a result of the Company’s inability to timely file financial statements, the Company was delisted from Nasdaq on August 9, 2004. Since that time, the Company’s common stock has traded over the counter, or OTC, and has been quoted on the Pink Sheets LLC as VXGN.PK.

                    SNS Contract

In November 2004, the Office of Public Health Emergency and Preparedness (“OPHEP”) awarded VaxGen a contract valued at $877.5 million to provide 75 million doses of rPA102 to the U.S. government’s Strategic National Stockpile (“SNS”) for civilian defense (“SNS Contract”). The SNS Contract called for VaxGen to provide 25 million doses of its rPA anthrax vaccine to the SNS within two years of the award and a total of 75 million doses within three years.

In November 2006, VaxGen received a clinical hold notification from the FDA that postponed the initiation of the second Phase 2 trial for its investigational anthrax vaccine, rPA102. In December 2006, HHS terminated for default the SNS Contract. HHS based the decision on its determination that VaxGen “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required VaxGen to initiate a clinical trial of the vaccine candidate by December 18, 2006.

Under the terms of the SNS Contract, and as is typical in government contracting, HHS reserved its right to hold VaxGen liable for any excess costs of procuring an anthrax vaccine. HHS has given VaxGen no indication of whether it will exercise this right. According to the Federal Acquisition Regulation, the government could be entitled to recover excess costs if HHS procured the same or similar anthrax vaccine from another contractor; however, the Company does not believe such an amount is estimable. VaxGen is actively exploring its strategic and legal alternatives. VaxGen has the right to appeal the termination and any government claim for excess costs associated with the procurement of an alternative anthrax vaccine.

                    Restructuring

In January 2007, the Company restructured operations to significantly reduce operating costs and announced it is actively pursuing avenues to enhance stockholder value through a strategic transaction. The Company incurred restructuring costs associated with this plan, including employee termination benefits and costs associated with consolidation of its facilities in California. Estimated costs of the related termination benefits are $3.0 million to $3.5 million; estimated facilities-related costs are $0.7 million to $1.2 million.

                    Equity Financings

In November 2004, VaxGen raised net proceeds of $37.5 million through the private placement of 3 million shares of common stock at $13.25 per share to a group of accredited institutional investors. In February 2006, VaxGen raised net proceeds of $25.3 million through a private placement of 3.5 million shares of common stock at $7.70 per share to a group of accredited institutional investors. In connection with the February 2006 financing, VaxGen also issued to the investors five-year warrants initially exercisable to purchase 700,000 shares of common stock at an exercise price of $9.24 per share. Because VaxGen did not file all of its delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 700,000 shares of common stock, at a price of $9.24 per share.

As part of the November 2004 and February 2006 private placements, the Company agreed to file a registration statement on Form S-1 no later than 30 days after the first day that the Company becomes current with its reporting requirements under the Exchange Act of 1934. The registration for resale applies to the common stock issued in both transactions as well as the stock issuable upon exercise of the warrants from the February 2006 transaction. The Company may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares and shares issuable upon exercise of the warrants (a) if the registration statement is not filed on or prior to 30 days of the Company becoming current in its reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations.

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

In the event of a Default, the Company shall pay as liquidated damages, for each 30-day period of a Default, an amount in cash equal to 1% of the principal amount of the Notes until the applicable failure has been cured. The liquidated damages payable under the Stock Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a Default.

                    Amended Facilities Lease

Between February 2004 and February 2005, VaxGen amended its lease agreement to expand its office space by approximately 20,000 square feet. On April 14, 2005, VaxGen entered into an amended lease agreement to secure space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. This space, which totals 105,000 square feet, will be used for manufacturing, quality assurance, quality control, research and development and other functions. The amended lease replaces VaxGen’s previous sublease for approximately 50,000 square feet and previous leases of approximately 20,000 square feet. It also provides an additional 35,000 square feet of new space. This lease terminates in December 2016; however, VaxGen has options to renew the lease for two additional five-year periods. In connection with the amended lease agreement, an amended letter of credit in the amount of $2.4 million was issued to the lessors. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. In addition, the amended lease agreement provides for up to $2.2 million in reimbursements for the costs of certain tenant improvements. VaxGen billed for and received the full $2.2 million in reimbursements.

Per the terms of the amended lease agreement, VaxGen’s future minimum annual payments under operating lease obligations will increase as follows:

	March 31, 2004	Increase due to Amendment	Adjusted Payments

2004	$2,079	$—	$2,079
2005	2,847	425	3,272
2006	2,687	1,185	3,872
2007	1,930	1,296	3,226
2008	1,236	1,554	2,790
2009 and beyond	—	31,435	31,435

Total	$10,779	$35,895	$46,674

                    Resolution of Class Action Suit and Derivative Suit

In May 2005, the United States District Court for the Northern District of California dismissed with prejudice the class action lawsuit (No. C03-01129 JSW) filed against the Company in March 2003.

The Company also settled the shareholder’s derivative lawsuit that had been filed following the February 2003 announcement by the Company of clinical trial results relating to its AIDSVAX product. Under the terms of the settlement, the Company paid $0.5 million to the derivative plaintiffs to cover attorney’s fees and agreed to make certain changes in its disclosure practices and procedures. The court approved the settlement in September 2005.

                    2003 Anthrax Contract

In December 2004, NIAID notified the Company of its intent to terminate, for its convenience, a portion of the 2003 Anthrax Contract and redirect the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities the Company had subcontracted to a fill/finish service provider. In March 2006, the Company agreed to pay this service provider $1.5 million for costs relating to the termination of the subcontract, which are not reimbursable under the terms of the Company’s contract with NIAID.

In 2006, the Company completed the manufacturing scale-up and one Phase 2 trial and process validation in connection with the 2003 Anthrax Contract.

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

                    Agreements between VaxGen and Celltrion

The Celltrion joint venture agreement (“JVA”) was amended by VaxGen and the Korean Investors (“Revised JVA”) on December 30, 2004. Under the terms of the Revised JVA, Celltrion is managed by a Board of Directors comprised of six individuals. VaxGen and Nexol both hold two seats on the Celltrion Board and are entitled to appoint a senior executive officer (“Representative Director”) of Celltrion. VaxGen may continue to hold these two seats on the Board and appoint a Representative Director so long as it retains 66-2/3% of its initial shareholdings in Celltrion. The laws of the Republic of Korea govern the Revised JVA.

On December 30, 2004, VaxGen and the Korean Investors also executed a Termination Agreement, which provided for the termination of the Supply Agreement, the License Agreement and the Sub-License Agreement. Celltrion has the right to continue to use certain technology previously transferred to it by VaxGen and may purchase future technical support and certain services from VaxGen under a Technical Support and Services Agreement, which was also executed on December 30, 2004.

In addition, per the terms of the Revised JVA and as a result of termination of the Supply Agreement, all outstanding Celltrion preferred stock converted into Celltrion common stock; however, since there were insufficient shares of authorized Celltrion common stock available at the time, the conversion did not become effective until 2005 when Celltrion’s stockholders approved an increase in the number of authorized shares. No dividends were paid to the holders of Celltrion preferred stock.

Also on December 30, 2004, VaxGen and the Korean Investors executed the Surrender Agreement. This agreement, which was amended on March 7, 2005, provides for the return to Celltrion of two million shares of Celltrion common stock held by VaxGen and 281,005 shares held by one of the Korean Investors. This agreement was approved by Celltrion’s stockholders in March 2005 and became effective in May 2005.

In addition, and also on December 30, 2004, VaxGen exercised its right to acquire all of Celltrion’s shares in VCI for $7.7 million, making VaxGen the sole stockholder in VCI.

VaxGen and Celltrion entered into a Technical Support and Services Sub-Agreement (“Sub-Agreement”) effective in June 2005. The Sub-Agreement provides for VaxGen to assist Celltrion with services required under the Bristol-Myers Squibb Company agreement discussed below. Under the Sub-Agreement, VaxGen will be paid for out-of-pocket expenses and services rendered.

In July 2005, VaxGen participated in a round of fund-raising with the Korean Investors and purchased from Celltrion 239,068 shares of common stock for $1.2 million.

In September 2005, VaxGen entered into an agreement to raise $15.1 million in gross proceeds through the sale of 1.2 million of its shares in Celltrion to a group of Korean investors. In 2005, VaxGen received $12.4 million of the gross proceeds from the transaction. VaxGen received the remaining proceeds in the first quarter of 2006. Nexol Co purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its related parties became the largest stockholder of Celltrion. As a result, as of September 2005, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion will be deconsolidated from VaxGen; and, thereafter, VaxGen’s investment in Celltrion will be accounted for under the equity method.

In February 2006, VaxGen and Celltrion entered into an agreement whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by the independent auditors. In addition, VaxGen will compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed 300 million Korean Won ($0.3 million equivalent) per year and shall be subject to approval in advance by VaxGen.

During 2006, VaxGen received gross proceeds of $130 million from the sale of most of its Celltrion common stock to Nexol and affiliates of Nexol. As a result, as of June 2006, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. In September 2006, the Revised JVA was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of November 2006, VaxGen’s investment in Celltrion will be accounted for under the cost method in accordance with APB 29. As of December 31, 2006, VaxGen’s remaining shares of Celltrion common stock represent less than a 1% ownership interest and VaxGen no longer has a representative on the Celltrion Board of Directors.

                    Celltrion Agreements

In June 2005, Celltrion entered into several agreements to manufacture biologic products being developed by Bristol-Myers Squibb Company (“BMS”). Technology transfer activities began immediately upon the execution of the BMS agreements. Production of product, which will be manufactured according to U.S. cGMP standards, is expected to utilize a significant portion of Celltrion’s 50,000 liters of bioreactor capacity and began in 2006. In July 2006, Celltrion entered into a Supply Agreement with BMS. Construction on the new facility, which is adjacent to the current facility, commenced in July 2006. The new facility will have 60,000 liters of bioreactor capacity.

In July 2005, Celltrion and Aphton Corporation’s wholly-owned subsidiary (“Igeneon”) signed a licensing and commercialization agreement and a product development and manufacturing agreement related to the manufacturing, marketing and distribution of Igeneon’s clinical product candidate IGN311. Under the agreements, Igeneon granted Celltrion a license to commercialize IGN311 in certain Asian countries, including Japan. In return, Igeneon will receive from Celltrion milestone payments totaling $6.0 million. In addition, Celltrion will provide development and manufacturing services related to the optimization and upscaling of IGN311 and will produce material for further clinical development.

In April 2006, Celltrion entered into several agreements with A&G Pharmaceutical, Inc. (“A&G”) to manufacture and supply clinical and commercial material of GP88Ab as well as to develop and commercialize a partner for GP88Ab. Under the agreements, A&G granted or will grant to Celltrion a first right of negotiation to manufacture and supply the clinical materials for Phase 3 clinical trials as well as the commercial materials. Also, A&G granted Celltrion an exclusive license and sublicense to develop and have developed, make, use, offer for sale, sell and have sold products in the certain territory and additionally the right to give a sublicense to third parties with the approval of A&G. In return, A&G will receive from Celltrion milestone payments totaling $2.0 million upon completion of various phases to reach the Phase 2 clinical trials. In consideration for the commercialization license, Celltrion shall pay to A&G a royalty equal to a certain percentage of the net sales of Celltrion. Separately, on July 14, 2006, Celltrion purchased 769,230 shares of A&G common stock for $2.0 million.

                    Financing for Facility Construction and Expansion

In October 2005, Celltrion issued a one-year bond for 20,000 million Korean Won ($19.2 million equivalent) to Shinhan Bank at a variable interest rate, equal to the 91-day CD rate plus 2.05%. Subsequent to the issuance of the bond, Celltrion entered into an interest rate swap agreement with the bank at a fixed interest rate of 6.63%.

During 2005 and 2006, Celltrion modified the construction design and work scope for the production of generic and specific products in its construction agreement with Daewoo. As a result of this modification, the total construction cost increased to 67,551 million Korean Won plus 26.9 million Swiss francs (equivalent to $93.1 million) from the original construction agreement in January 2003 which was for 47,400 million Korean Won plus 25.7 million Swiss francs.

In February 2006, Celltrion entered into a Land Purchase Agreement with Incheon Metropolitan City at a stated price of 24,700 million Korean Won ($25.5 million equivalent) and made an advance principal payment of 2,470 million Korean Won ($2.5 million equivalent). In March 2006, Celltrion and Incheon Metropolitan City entered into an amended agreement, which reduced the original discount received and increased the stated price of the land to 32,931 million Korean Won ($33.9 million equivalent). As a result, Celltrion made an additional advance payment of 823 million Korean Won ($0.8 million equivalent). Celltrion is obligated to pay for the land in five annual installments of 5,928 million Korean Won ($6.1 million equivalent), plus interest at 4.0%, beginning in March 2007.

In June 2006, Celltrion obtained collateralized long-term financing of 20,000 million Korean Won (equivalent to $21.1 million at the exchange rate on June 30, 2006) and $20.8 million from Woori Bank and Shinhan Bank, respectively, to be used for construction of a second manufacturing facility adjacent to the current facility. In addition, Celltrion entered into an interest rate swap agreement with Shinhan Bank in order to hedge the variable interest rate. Celltrion also entered into a currency swap agreement with Shinhan Bank to convert the U.S. dollar-denominated borrowing into Korean Won-denominated borrowing.

In September 2006, Celltrion obtained additional U.S. dollar-denominated collateralized long-term financing of $3.8 million from Shinhan Bank to be used for construction of a second manufacturing facility adjacent to the current facility. In addition, Celltrion entered into an interest rate swap agreement with Shinhan Bank in order to hedge the variable interest rate. Celltrion also entered into a currency swap agreement with Shinhan Bank to convert the U.S. dollar-denominated borrowing into Korean Won-denominated borrowing. .

In October 2006, Celltrion borrowed 20,000 million Korean Won ($21.0 million equivalent) from Shinhan Bank with a variable interest rate and a maturity of two years. In connection to the borrowing, Celltrion entered into an interest rate swap agreement with Shinhan Bank in order to hedge the exposure to the variable interest rate.

In November 2006, Celltrion issued a collateralized three-year bond for 20,000 million Korean Won ($21.4 million equivalent) to Woori Bank at a variable interest rate, equal to the bank’s 91-day CD rate plus 1.4% (aggregate rate of 6.1% in November 2006).

In December 2006, Celltrion entered into a land purchase agreement for 783 million Korean Won ($0.8 million equivalent) which is required to be paid within 6 months.

In December 2006, Celltrion obtained short-term borrowing amounting to 10,000 million Korean Won ($10.8 million equivalent) from Woori Bank. Celltrion also obtained a commitment for a letter of credit of $10.0 million from Shinhan Bank in December 2006 and $20.0 million from Woori Bank in November and December 2006.

In December 2006, Celltrion obtained additional collateralized long-term financing of $2.0 million from Shinhan Bank. In addition, in connection to the financing, Celltrion entered into a currency swap agreement with Shinhan Bank in order to hedge the exposure to foreign currency.

                    Celltrion Stock, Options and Warrants

On April 13, 2004 and July 14, 2004, Celltrion granted warrants to all of its existing stockholders to acquire 4.0 million and 2.0 million shares, respectively, of its convertible preferred stock. The exercise price was 5,000 Korean Won ($4.34 equivalent) per preferred share. The exercise period was April 13, 2004 to December 31, 2004 for the April 13, 2004 warrants (“First Tranche”) and January 1, 2005 to December 31, 2005 for the July 14, 2004 warrants (“Second Tranche”). On July 14, 2004, VaxGen and the Korean Investors amended the JVA that formed Celltrion (“Amended JVA”). Pursuant to the Amended JVA, Celltrion’s Board of Directors approved the First Tranche and the Second Tranche (collectively, “Warrants”).

Under the terms of the First Tranche, if the then-existing stockholders of Celltrion did not subscribe for all of the shares in the First Tranche (“Unsubscribed Shares”), the Celltrion Board of Directors would dispose of the Unsubscribed Shares as follows: (a) stockholder JS could purchase the same percent of the Unsubscribed Shares as JS’s percentage ownership in Celltrion as of April 13, 2004; and (b) stockholders Nexol or Nexol Co would then be allowed to subscribe for any remaining Unsubscribed Shares. Under the terms of the First Tranche, stockholders were required to notify Celltrion by May 30, 2004 stating that they would exercise their Warrants before the December 31, 2004 expiration date. Otherwise, the Warrants granted were forfeited and under the terms of the First Tranche, such Unsubscribed Shares would be made available to the other stockholders for purchase prior to December 31, 2004. As a result of the notices, all of the Unsubscribed Shares were allocated to Nexol and Nexol Co. On December 30, 2004, Celltrion’s Board of Directors agreed to extend Nexol and Nexol Co.’s Warrant expiration date from December 31, 2004 to March 31, 2005 (“Extended First Tranche”).

Under the terms of the Second Tranche, if the then-existing stockholders of Celltrion did not subscribe for all of the shares in the Second Tranche, such Unsubscribed Shares would be sold to Nexol or Nexol Co. VaxGen, KT&G and JS were given a priority right over Nexol to purchase the Unsubscribed Shares. However, they each agreed on December 30, 2004 that they would not exercise their right to the Unsubscribed Shares in the Second Tranche provided that Nexol or Nexol Co purchased all of the Unsubscribed Shares in the First Tranche.

In May 2004, Celltrion issued 693,500 shares of its preferred stock under the First Tranche at a price of 5,000 Korean Won ($4.28 equivalent) per share, resulting in net proceeds of 3,447 million Korean Won ($3.0 million equivalent). Daewoo purchased 63,745 of these shares and another vendor purchased 16,083 shares.

In December 2004, Celltrion issued 1,356,800 shares of its preferred stock under the First Tranche at a price of 5,000 Korean Won ($4.56 equivalent) per share, resulting in net proceeds of 6,751 million Korean Won ($6.2 million equivalent).

On March 29, 2005 and March 24, 2006, Celltrion awarded stock option grants to employees for 302,900 and 267,950 common shares, respectively, at exercise prices of 7,675 Korean Won per share ($7.49 equivalent) and 7,047 Korean Won ($7.20 equivalent) per share, respectively. These grants and the stock option grants issued in 2002, 2003 and 2004 contain an anti-dilution provision. Accordingly, in 2005 and 2006, all Celltrion stock option grants’ exercise prices and the number of shares granted were modified, per the terms of the original stock option agreements.

In March 2005, Celltrion issued 1,949,700 shares under the First Tranche at a price of 5,000 Korean Won ($4.99 equivalent) per share, resulting in proceeds of 9,749 million Korean Won ($9.7 million equivalent). This sale completed Nexol and Nexol Co’s purchases under their Warrants and remaining Unsubscribed Shares in the First Tranche. In March 2005, Celltrion also converted all 12,515,000 preferred shares (including the 1,949,700 shares) into common stock upon approval at their stockholders’ meeting. A BCF of 9,749 million Korean Won ($9.7 million equivalent) was recognized as a deemed dividend in March 2005 associated with the exercise of the Warrant and the conversion of the preferred stock.

In May 2005, Celltrion issued 2,872,840 shares of common stock to existing stockholders in a proportionate stock dividend.

In July 2005, Celltrion sold 3 million shares of its common stock to the existing stockholders and others at a price of 5,000 Korean Won ($4.80 equivalent) per share, resulting in proceeds of 15,000 million Korean Won ($14.4 million equivalent). Celltrion’s non-VaxGen Co-CEO and his affiliates purchased an aggregate of 711,837 of these shares, two members of Celltrion’s Board of Directors purchased an aggregate of 756,321 of these shares, VaxGen purchased 239,068 shares, employees purchased an aggregate of 20,230 shares and two vendors purchased an aggregate of 24,554 shares.

In August 2005, Celltrion issued 1,986,301 shares of its common stock under the Second Tranche at a price of 5,000 Korean Won ($4.92 equivalent) per share, resulting in proceeds of 9,932 million Korean Won ($9.8 million equivalent). A BCF of 9,932 million Korean Won ($9.8 million equivalent) was recognized as a deemed dividend in August 2005 associated with the exercise of the Warrant and the immediate conversion of the preferred stock on the exercise date. Also in August 2005, Celltrion issued 33,924 shares of its common stock to JS at a price of 22,500 Korean Won ($22.16 equivalent) per share, resulting in proceeds of 763 million Korean Won ($0.8 million equivalent). Celltrion’s stockholder holding the reallocation Warrants allowed the following parties to purchase a portion of its reallocation shares, consistent with the terms of the reallocation Warrants: a member of Celltrion’s Board of Directors purchased 79,149 of these shares, an employee purchased 924 shares and a vendor purchased 8,041 shares. Prior to becoming a member of Celltrion’s Board of Directors, this individual purchased 158,298 shares of Celltrion’s preferred stock in 2004 under the First Tranche at a price of 5,000 Korean Won ($4.92 equivalent) per share.

In August 2005, Nexol purchased 260,000 shares of Celltrion’s common stock from Daewoo.

In September 2005, Nexol Co purchased all of the outstanding common shares of JS. In October 2005, JS became an affiliate of Nexol. In connection with its acquisition by Nexol, its name was changed to Nexol Venture Capital Co., Ltd.

In January 2006, Celltrion issued 1,136,360 shares of its common stock to institutional investors at a price of 22,000 Korean Won ($22.28 equivalent) per share, resulting in proceeds of 25,000 million Korean Won ($25.3 million equivalent).

                    Restricted Cash

In September 2004, Celltrion was released from the requirement to maintain a 10,000 million Korean Won ($8.8 million equivalent) deposit to secure a loan for the construction of Celltrion’s facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2003, filed on September 26, 2006, and our unaudited condensed consolidated financial statements and related notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q. In addition to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part II – Item 1A herein when evaluating an investment in our common stock. This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives of management for future operations, any statements regarding future operations, any statements concerning proposed new products or services, any statements regarding pending or future mergers or acquisitions, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue” or the negative thereof or other comparable terminology.

There can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our forward-looking statements are subject to inherent risks and uncertainties including, but not limited to, the risk factors set forth in this Quarterly Report. Factors that could cause or contribute to such differences include, but are not limited to, our limited cash resources, our ability to finance our research, our significant corporate and SEC-related expenses and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation and the risks discussed in our other SEC filings.

All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

When used in the report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen.

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

Celltrion

During 2004, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (as revised, “FIN 46R”), and determined that Celltrion, Inc. (“Celltrion”), our equity method investee as of the date of adoption, constituted a variable interest entity (“VIE”) and that we are its primary beneficiary. Accordingly, in accordance with FIN 46R, our consolidated financial statements in this report include the accounts of our VIE effective January 1, 2004, as if Celltrion has been consolidated since its inception.

Celltrion is a development stage bio-manufacturing company incorporated on February 26, 2002 and since that date its principal activities have consisted of design and construction of a manufacturing facility in Incheon, Republic of Korea, and partially funding the construction of our U.S. biopharmaceutical manufacturing facility, as well as raising capital and recruiting scientific and management personnel.

As a part of the initial capitalization of Celltrion, we made an in-kind contribution to Celltrion of the license and sub-license of certain cell culture technology used for the manufacture of pharmaceutical products. We received 7.8 million shares of Celltrion’s common stock for this contribution, representing approximately half of the then outstanding shares. In March 2002, we entered into a Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion. At March 31, 2004, we owned 48% of Celltrion and were the largest stockholder.

Celltrion’s development activities involve inherent risks. These risks include, among others, dependence on key personnel and the ongoing need to finance its operations prior to commencement of manufacturing operations. Successful future operations will depend on Celltrion’s ability to secure contract manufacturing agreements for biopharmaceutical products. In addition, Celltrion is dependent on us to provide certain technical support.

Subsequent Events

On August 6, 2004, we announced that we had received notification from the Nasdaq Panel that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. The Nasdaq Panel’s decision to delist our stock was based on our filing delinquency and our determination that previously filed financial statements for the years ended December 31, 2003, 2002 and 2001 should not be relied upon. On September 26, 2006, we filed our amended Annual Report on Form 10-K/A for the years ended December 31, 2003, 2002 and 2001 with the SEC. We intend to apply for relisting on Nasdaq or the American Stock Exchange upon filing our remaining delinquent reports. Our common stock is currently quoted on the OTC Pink Sheets as VXGN.PK.

In January 2007, we restructured operations to significantly reduce operating costs and announced we were actively pursuing avenues to enhance stockholder value through a strategic transaction. As a result of the restructuring, our monthly net cash expenditures will be reduced to approximately $3.0 million. We expect to incur restructuring costs associated with this plan, including employee termination benefits and costs associated with consolidation of our California facilities. Estimated costs of the related termination benefits are approximately $3.0 million to $3.5 million; estimated facilities-related costs are approximately $0.7 million to $1.2 million.

See Subsequent Events in Note 14 to the unaudited condensed financial statements for more information regarding events occurring after March 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference should be made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, filed with the SEC on September 26, 2006, for a description of our critical accounting policies. The following policy on Variable Interest Entities reflects an additional critical accounting policy that was not included in our Form 10-K/A for 2003 because Celltrion was not being consolidated prior to the adoption of FIN 46R during 2004. There have been no other significant changes to our policies since we filed that report.

                    Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46. The FASB issued a revised FIN 46 (“FIN 46R”) in December 2003 which modifies and clarifies various aspects of the original interpretations. Variable interest entities are entities controlled by another entity through means other than voting rights. FIN 46R provides guidance on determining whether and how a business enterprise should consolidate a variable interest entity. As a result of the adoption of FIN 46R and the resulting consolidation of Celltrion, all intercompany 2002 and 2003 transactions between VaxGen, VCI and Celltrion have been eliminated as of January 1, 2004. Also, certain Celltrion transactions have been adjusted to conform to VaxGen’s accounting policies as if Celltrion had been consolidated from inception. As of January 1, 2004, the cumulative effect of the change in accounting principle resulting from the consolidation of Celltrion and the elimination of these transactions resulted in increased additional paid-in capital of $17.6 million and an increase in deferred stock compensation of $0.2 million.

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters Ended March 31, 2004 and 2003

                    Revenues

	Three months ended March 31,
			Percent change 2004/2003
	2004	2003 (Restated)

	(in thousands)
Research contracts and grants	$3,945	$2,489	58%
Related party services	—	257	(100%)

Total revenues	$3, 945	$2,746	44%

Total revenues increased by $1.2 million to $3.9 million in the three months ended March 31, 2004 over the comparable period in 2003 due primarily to an increase in activities related to our NIAID Contracts slightly offset by a decrease in related party services and consisted principally of:

•	Contract revenues of $3.7 million recognized on our NIAID Contracts primarily reflecting work performed under the 2003 Anthrax Contract;

•	Grant revenues of $0.2 million from two NIAID-funded SBIR grants; and

•	Grant revenues of $0.1 million from SAIC-Frederick, Inc. to complete certain residual activities related to the completion of the AIDSVAX clinical trials.

Revenues for the three months ended March 31, 2003 primarily consisted of:

•	Contract revenues of $2.3 million recognized on work performed under the 2002 Anthrax Contract;

•	Related party services revenues of $0.3 million earned as part of a consulting agreement with Celltrion; and

•	Grant revenues of $0.2 million from two NIAID-funded SBIR grants.

Celltrion did not earn any revenues during these periods.

Revenues earned in one period are not indicative of revenues to be earned in future periods. We expect future years’ revenues to be progressively less, as efforts shift from work done under the advanced development contracts to work under the SNS contract, from which no revenues are earned until shipments commence. Related party services revenues for 2004 were eliminated due to the consolidation of Celltrion.

                    Research and development expenses

	Three months ended March 31,
			Percent change 2004/2003
	2004	2003 (Restated)

	(in thousands)
Related party	$55	$68	(19%)
Other	6,638	5,640	18%

Total research and development	$6,693	$5,708	17%

Research expenses include costs associated with research and testing of our product candidates and include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. Product development expenses include costs of preclinical development and conducting clinical trials, costs of internal personnel, drug supply costs, research fees charged by outside contractors, allocated overhead and co-development costs.

The following table details research and development expenses by major project:

	Three months ended March 31,		Percent change 2004/2003

	2004	2003 (Restated)

	(in thousands)
Direct Costs:
NIAID Contracts	$2,024	$1,142	77%
AIDSVAX	191	1,636	(88%)
Smallpox	541	190	185%
VCI	1,183	391	202%

Total direct costs	3,939	3,359	17%
Indirect and other costs	2,754	2,349	17%

Research and development expenses	$6,693	$5,708	17%

The increase of $1.0 million in research and development expenses in the three months ended March 31, 2004 over the comparable period in 2003 was primarily due to:

•	Clinical trial expenses, which decreased by $1.5 million as the AIDSVAX Phase 3 clinical trials were completed in 2003 and expenses relating to those trials in 2004 were minimal;

•

Direct costs associated with our NIAID Contracts, which increased by $0.9 million primarily due to increased development work associated with the 2003 Anthrax Contract, relative to work on the 2002 Anthrax Contract in the comparable period in 2003;

•	Direct costs associated with supporting VCI, which increased by $0.8 million due to the expansion of the facility;

•	Direct costs associated with our smallpox program, consisting primarily of labor costs, which increased by $0.4 million; and

•	Indirect research and development expenses, which increased by $0.4 million, consisting primarily of:

-

Celltrion’s research and development expenses in the three months ended March 31, 2004 were $0.3 million; prior to January 1, 2004, Celltrion’s operations were not included in our consolidated results; and

	-	Other development costs, which increased by $0.1 million due to expanded operations.

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

We expect research and development expenses, including those of Celltrion, to increase substantially during the remainder of 2004 and in 2005 as we advance development of our product candidates and expand Celltrion’s manufacturing facilities.

                    General and administrative expenses

	Three months ended March 31,
			Percent change 2004/2003
	2004	2003 (Restated)

	(in thousands)
General and administrative expenses	$4,858	$3,425	42%

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The increase of $1.4 million in general and administrative expenses in the three months ended March 31, 2004 over the comparable period of 2003 was primarily due to:

•

Celltrion’s general and administrative expenses in the three months ended March 31, 2004 were $0.5 million; prior to January 1, 2004, Celltrion’s operations were not included in our consolidated results;

•	During the three months ended March 31, 2004, we provided $0.5 million for the settlement of derivative lawsuits;

•

Professional services, which increased by $0.3 million principally reflecting higher fees for accounting and auditing services and other professional fees and expenses associated with our efforts to comply with various reporting and regulatory requirements; and

•	Recruiting fees, which increased by $0.1 million principally for certain senior management positions.

We expect that general and administrative expenses, including those of Celltrion, will exceed historical levels during the remainder of 2004 and in 2005 and will reflect substantial additional resources required to support our increased research and development activities, operations and public reporting requirements.

                    Other income (expense)

	Three Months Ended March 31,		Percent change 2004/2003

	2004	2003 (Restated)

	(in thousands)
Investment income	$248	$204	22%
Valuation adjustments	(1,676)	7,440	(123%)
Equity in loss of affiliate	—	(5,799)	(100%)

Other income (expense)	$(1,428)	$1,845	(177%)

The change to other expense of $1.4 million in the three months ended March 31, 2004 from other income of $1.8 million in the comparable period in 2003 was primarily due to:

•	Mark-to-market valuation adjustments related to the our derivatives, which changed primarily due to changes in the fair value of our common stock; and

•	Our share of Celltrion’s losses, which were $5.8 million in 2003 compared to zero in 2004 as a result of the consolidation of Celltrion effective as of January 1, 2004.

We expect future mark-to-market adjustments relating to the valuation of derivatives will fluctuate, as the valuation calculation is sensitive to, and directly related to, the market price of our common stock on any given measurement date. Also, we anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalents and investments balances. In addition, we anticipate a significant increase in Celltrion’s interest expense in 2005 due to increased borrowings to finance its construction activities and the completion of certain phases of its construction activities for which interest was previously capitalized.

                    Minority interest in loss of subsidiary

	Three Months Ended March 31,		Percent change 2004/2003

	2004	2003 (Restated)

	(in thousands)
Minority interest in loss of subsidiary	$—	$163	(100%)

Minority interest in loss of subsidiary for the three months ended March 31, 2003 reflects Celltrion’s share of the net loss of VCI. As of January 1, 2004, Celltrion was included in our consolidated results and accordingly, its share in the losses of VCI was eliminated in the consolidation of VaxGen, VCI and Celltrion.

                    Minority interest in loss of variable interest entity

	Three Months Ended March 31,		Percent change 2004/2003

	2004	2003

	(in thousands)
Minority interest in loss of variable interest entity	$541	$—	*

* Calculation not meaningful

Minority interest in loss of variable interest entity for the three months ended March 31, 2004 reflects the interests of Celltrion’s other stockholders in the net loss of Celltrion. Prior to January 1, 2004, Celltrion was not included in our consolidated results and accordingly, the other stockholders’ share of Celltrion’s losses was not reflected in our consolidated results.

                    Charges related to Series A preferred stock

	Three Months Ended March 31,		Percent change 2004/2003

	2004	2003 (Restated)

	(in thousands)
Charges related to Series A preferred stock	$—	$(442)	(100%)

There were no charges related to Series A preferred stock for the three months ended March 31, 2004 as all outstanding shares of Series A Preferred Stock were converted into common stock by December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

	2004	2003 (Restated)

	(in thousands)
As of March 31:
Cash, cash equivalents and investment securities	$24,852	$12,244
Working capital	15,873	5,154

Three months ended March 31:
Cash provided by (used in):
Operating activities	(6,967)	(6,778)
Investing activities	(7,418)	635
Financing activities	6,001	155
Effect of exchange rate changes on cash	259	—
Capital expenditures (included in investing activities above)	(12,713)	(4,061)

Our primary financing requirements are for funding our day-to-day working capital requirements and capital equipment expenditures related to the manufacturing facilities in the Republic of Korea and California. As of March 31, 2004, we had $15.4 million in unused commitments to fund construction of the facilities in the Republic of Korea. The liabilities recognized as a result of consolidating Celltrion do not represent additional claims on VaxGen’s or VCI’s assets. Rather, they represent claims against the specific assets of Celltrion. Conversely, the assets recognized as a result of consolidating Celltrion do not represent additional assets that could be used to satisfy claims against VaxGen’s or VCI’s assets. The general creditors of VaxGen and VCI have no recourse to the general credit of Celltrion. The general creditors of Celltrion have no recourse to the general credit of VaxGen and VCI.

Through March 31, 2004, we financed our operations primarily through sales of our common stock, sales of Celltrion preferred stock, the issuance of Series A Preferred Stock as well as through revenues from research contracts and grants and debt to finance the purchase of land and construction of facilities in the Republic of Korea. Our future capital requirements will depend on several factors, including:

•	Our ability to negotiate government contracts or grants, particularly our ability to win contracts to continue to develop or to sell our vaccine candidates;

•	The timing of collection of accounts receivable from our government contracts and grants;

•	Progress of internal research and development projects;

•	Levels and timing of capital expenditures on the manufacturing facilities in the Republic of Korea and California; and

•	Our ability to identify and exploit business development opportunities.

Net cash used in operating activities of $7.0 million and $6.8 million for the three months ended March 31, 2004 and 2003, respectively, was primarily attributable to our net losses although the effect of non-cash charges upon net cash used in operating activities was significant in both 2003 and 2004. For example,

•

A non-cash expense of $1.7 million and income of $7.4 million in the three months ended March 31, 2004, and 2003, respectively, reflecting changes in the fair value of outstanding derivatives. These changes in fair value primarily resulted from the changes in the fair value of our common stock during those periods and the 2003 conversion of the outstanding Series A Preferred Stock associated with the derivatives; and

•

Non-cash charges for our equity in loss of affiliate of $5.8 million for our share of Celltrion’s net losses for the three months ended March 31, 2003. Due to the consolidation of Celltrion in 2004 there was no similar charge in the same period of 2004.

Net cash provided by (used in) investing activities consisted primarily of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in the three months ended March 31, 2004 were made in connection with the expansion of the Korean manufacturing facility ($11.6 million) and research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities ($1.1 million). Capital expenditures in the three months ended March 31, 2003 were made in connection with the expansion of research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities. We expect capital expenditures during the remainder of 2004 to increase substantially due to the ongoing expansion of the Korean and Californian manufacturing facilities. Net cash used in investing activities in 2004 also included $9.7 million from the consolidation of Celltrion as a variable interest entity effective January 1, 2004.

Net cash provided by our financing activities increased $5.8 million to $6.0 million in 2004 from $0.2 million in 2003 and primarily consisted of the proceeds from Celltrion’s construction borrowings.

At March 31, 2004, $24.9 million, or 19%, of our assets consisted of cash, cash equivalents and short-term investments. Working capital was $15.9 million at March 31, 2004, compared to working capital of $5.2 million at March 31, 2003. This $10.7 million increase in working capital is due, in large part, to the following:

•	Investment securities increased $10.9 million due to three rounds of financing after March 31, 2003;

•	Cash increased by $4.0 million related to the consolidation of Celltrion in 2004; and

•

Derivative liabilities increased by $3.9 million in fair value as a result of an increased likelihood of potential payments being due under the registration rights agreement associated with the Series A warrants.

We continually review alternatives to obtain additional financing and to increase revenues by procuring future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers. Some of our alternatives to obtain additional financing include the sale of our common stock, obtaining additional debt and the sale of some or all of our investment in Celltrion. There can be no assurances that we will be successful in these efforts. The cancellation of the SNS Contract, the reaudit of our financial statements for the three years ended December 31, 2003, the resulting restatement of reports previously filed with the Securities and Exchange Commission, the lapsing of our registration statements and the delisting of our common stock may have an adverse impact on whether financing will be available or that it will be available on terms that we will accept. See Subsequent Events in Note 14.

As a result of the adoption of FIN 46R and the resulting consolidation of Celltrion, the following significant intercompany balances included in the Company’s consolidated balance sheet at December 31, 2003 have been eliminated as of March 31, 2004 (in thousands):

December 31, 2003

Due from related party	$386
Investment in affiliate	34,561
Other assets (1)	3,600
Current portion of obligation to related party	2,575
Obligation to related party, non-current	31,540

(1) An amount of $0.4 million included in the reported balance of $4.0 million of other assets at December 31, 2003 is not related to the consolidation of Celltrion.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	2004	2005-06	2007-08	2009 and beyond

	(in thousands)
Operating lease obligations (1)	$10,779	$2,079	$5,534	$3,166	$—
Celltrion obligations (2)	50,289	3,071	6,858	16,999	23,361
Purchase obligations (3)	444	244	50	20	130

Total contractual obligations	$61,512	$5,394	$12,442	$20,185	$23,491

(1)	Operating lease obligations include office and laboratory facilities under non-cancelable operating leases.

(2)	Celltrion obligations reflect principal and interest payments due on Celltrion’s construction loans and land financing as translated on March 31, 2004.

(3)	Purchase obligations include service agreements, contracts related to manufacturing and research operations and license agreements.

Off-Balance Sheet Arrangements

As of March 31, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 123(R), Share-Based Payment (“FAS 123R”) which is a revision of FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. FAS 123R must be adopted in annual periods beginning after July 1, 2005. We began applying FAS 123R prospectively in the first quarter of 2006. Additionally, in August 2005, the FASB issued FASB Staff Position (“FSP”) FSP FAS 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (“FSP1”). In FSP1, the FASB decided to defer the requirements in FAS 123 that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. In October 2005, the FASB issued FSP FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP2”). In FSP2, the FASB is providing companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in FAS 123R. In November 2005, the FASB issued FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP3”). FSP3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of FAS 123R. In February 2006, the FASB issued FSP FAS 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (“FSP4”), which concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. FSP4 is applicable only for options or similar instruments issued as part of employee compensation arrangements. In October 2006, the FASB issued FSP FAS 123R-5, Amendment of FASB Staff Position FAS 123(R)-1 (“FSP5”), which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP1. The provisions in FSP5 are effective for the first reporting period beginning after October 10, 2006. Also, in October 2006, the FASB issued FSP FAS 123R-6, Technical Corrections of FASB Statement No. 123 (revised 2004) (“FSP6”), which addresses certain technical corrections of FAS 123R. The provisions in FSP6 are effective for the first reporting period beginning after October 20, 2006. The guidance in FSP1, FSP2, FSP3, FSP4, FSP5 and FSP6 will be applied upon our adoption of FAS 123R. We are currently evaluating the impact of adopting the guidance in FAS 123R, FSP1, FSP2, FSP3, FSP4, FSP5 and FSP6 on our consolidated financial position, results of operations and cash flows.

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

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles. FAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle. Additionally, FAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of fiscal 2006. We are currently evaluating the impact of adopting FAS 154 on our consolidated financial position, results of operations and cash flows.

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

In September 2005, the EITF reached a consensus on Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-7”). EITF 05-7 requires that a change in the fair value of a conversion option brought about by modifying the debt agreement be included in analyzing in accordance with EITF consensus on Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), whether a debt instrument is considered extinguished. Under EITF 96-19’s requirements, an issuer who modifies a debt instrument must compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent, the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent, the debt is considered to be modified and is subject to EITF 96-19’s modification accounting. EITF 05-7 requires that in applying the 10 percent test the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. EITF 05-7 also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature (“BCF”) or reassess an existing BCF upon modification of the conversion option of a debt instrument that does not result in an extinguishment. EITF 05-7 is effective for modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect the adoption of EITF 05-7 to have material impact on our consolidated financial position, results of operations or cash flows.

In September 2005, the EITF reached a consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”). Under EITF 05-8, the issuance of convertible debt with a BCF results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a BCF. A BCF is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. EITF 05-8 should be applied retrospectively to all instruments with a BCF accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. We do not expect the adoption of EITF 05-8 to have material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”). This FSP nullifies certain requirements of EITF Issue No. 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. We are evaluating the impact of adopting the guidance in FSP FAS 115-1 and FAS 124-1on our consolidated financial position, results of operations and cash flows.

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

In March 2006, the EITF reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. We do not expect the implementation of EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff’s views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements — Materiality (“SAB 99”). Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with our year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Accordingly, if the use of the dual approach results in a larger, material misstatement, we will have to adjust its financial statements. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. We do not expect the adoption of EITF 06-7 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Early adoption of FSP 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. We began applying EITF 00-19-2 prospectively in the first quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations and cash flows are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and to foreign currency exchange rates.

                    Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At March 31, 2004, we held available-for-sale securities in the principal amount of $19.8 million. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2004, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

                    Indebtedness

In January 2003, Celltrion obtained collateralized long-term financing of 52,000 million Korean Won ($44.2 million equivalent) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan are to be used for construction of the administration buildings and manufacturing facility. As construction progresses, the bank funds 60% of the progress payments (up to 52,000 million Korean Won), while Celltrion pays the remaining 40%. Celltrion’s land and construction in progress represent collateral for the outstanding Loan balance. Only interest payments are due monthly for the first four years of the Loan term, and principal and interest payments are due monthly for the remaining five years of the Loan term. Interest is adjusted quarterly, based on a 3-month Korean certificate of deposit rate plus 1.5% (an aggregate rate of 5.7% at March 31, 2004). At March 31, 2004, Celltrion owed 34,395 million Korean Won ($30.0 million equivalent) related to the Loan. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2004, the increase in interest payments due under the Loan would increase by an immaterial amount, and would not have a significant effect on our operations or cash flows. As of March 31, 2004, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

                    Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion. Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially affected by changes in these or other factors. We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiary are translated from Korean Won into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. If market foreign currency exchange rates were to change immediately and uniformly by 10% from levels at March 31, 2004, the change would not have a significant effect on our operations or cash flows. As of March 31, 2004, we did not invest in derivative financial instruments, currency swaps or other investments that alter foreign currency exposure.

                    Derivative Valuation Risk

The terms of our 2001 Series A Preferred Stock offering include registration rights and put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $3.9 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other expense of $0.1 million and other income of $1.5 million for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, the embedded derivative liability was valued at $0.7 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions.

The inputs for the valuation analysis of the derivatives embedded in the Series A Warrants include the probabilities of certain triggering events, which we believed to be very unlikely as of March 31, 2004. Had our assessment of these probabilities been that the triggering events were likely to occur, the fair value of this derivative at March 31, 2004 could have been as high as $8 to $12 million. For a discussion of events in May and September of 2004, see Subsequent Events in Note 14 to the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with our preparation of the restated consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 and in connection with the preparation of our quarterly consolidated financial information, control deficiencies were identified that existed in the design or operation of our internal control over financial reporting that we consider to be material weaknesses in the effectiveness of our internal control over financial reporting as of March 31, 2004.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We consider the following control deficiencies that existed in the design or operation of our internal control over financial reporting to be material weaknesses in the effectiveness of our internal control over financial reporting:

1.

We did not maintain an effective control environment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the financial reporting organizational structure was not adequate to support the size, complexity or activities of the Company. In addition, certain key finance positions were staffed with individuals who did not possess the level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency affects substantially all financial statement accounts that could result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.

We did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, inadequate segregation of duties led to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective supervision and reviews. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The material weaknesses described above contributed to the existence of the material weaknesses discussed in items 3 through 9 below.

3.

We did not maintain effective controls over the accounting for revenue related to government contracts. Specifically, our controls over revenue were not adequate to ensure that all revenue transactions were completely and accurately recorded in the interim and annual consolidated financial statements which impacted revenue, deferred revenue and deferred costs. In particular, the following revenue control deficiencies are, in aggregate, considered a material weakness: (i) failure to properly recognize revenue for governmental contracts under cost-plus-fixed-fee arrangements; (ii) failure to properly apply cut-off procedures over billable expenses and the timing of revenue recognition; and (iii) failure to properly review the invoiced reimbursement costs. These control deficiencies resulted in the restatement of the Company’s 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, these control deficiencies could result in a misstatement of revenue, deferred revenue and deferred costs that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies in aggregate constitute a material weakness.

4.

We did not maintain effective controls over the completeness and accuracy of account reconciliations. Specifically, account reconciliations and supporting schedules were not consistently documented, reviewed and approved in a timely manner. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5.

We did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

6.

We did not maintain effective controls over the completeness and accuracy of accounting for investments in affiliates. Specifically, the Company’s accounting for their investments in Celltrion, Inc. and VaxGen-Celltrion, Inc. were not in accordance with GAAP. This control deficiency resulted in the restatement of the Company’s 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of investments, current and long-term liabilities and stockholders’ equity that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

7.

We did not maintain effective controls over the completeness and accuracy of accounting for issuance of preferred stock, warrants and embedded derivatives. Specifically, the Company’s accounting for their Series A redeemable convertible preferred stock, along with the common stock warrants and other embedded derivatives were not in accordance with GAAP. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of current and long-term liabilities, stockholders’ equity and non-operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

8.

We did not maintain effective controls over the completeness and accuracy of accounting for awards under our various stock compensation plans. Specifically, the timing of authorization for issuances of and modifications to stock compensation arrangements were not communicated to the appropriate accounting personnel responsible to accurately and timely account for these transactions in the Company’s consolidated financial statements. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of deferred stock compensation and the related stock compensation expense that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

9.

We did not maintain effective controls to ensure that operating expenses were recorded in the appropriate period. Specifically, the Company’s controls over completeness and accuracy for operating expenses were insufficient to ensure clinical trial expenses, consulting fees and other operating expenses were completely and accurately recorded in the proper periods. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued expenses and the related operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses resulted in the restatement of the 2003, 2002 and 2001 consolidated financial statements and in material adjustments to our quarterly balances during 2004. Additionally, these control deficiencies could result in misstatements of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As required by SEC Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports which we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this review and due to the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts

The Audit Committee has taken an active role in overseeing management’s implementation of the remedial measures described below. By implementing these remedial measures, management intends to improve our internal control over financial reporting and to avoid material misstatements in consolidated financial statements prepared for external purposes, in the future. Our management is working under the supervision of the Audit Committee to identify and implement additional corrective actions, where required, to improve the effectiveness of our internal control over financial reporting, including the enhancement of systems and procedures.

We have implemented or are implementing the following measures, which have materially affected, or are reasonably likely to materially affect our internal control over financial reporting:

•	The hiring of key additional accounting and financial reporting staff (although we have experienced difficulty in attracting and retaining such staff);

•	The engagement of expert consultants specializing in accounting and financial reporting to augment our accounting staff;

•	The acquisition of accounting and financial reporting research tools for the use of both our staff and our expert consultants;

•

The initiation of an ongoing and comprehensive review of financial controls and procedures to address the issues identified above and to bring us into compliance with the requirements of the Sarbanes-Oxley Act with respect to internal controls and procedures;

•	The selection and implementation of an Enterprise Resource Planning (“ERP”) software program designed to automate and systematize internal control over financial reporting; and

•	The engagement of the services of an independent internal controls consultant to document, test and develop current and expanded internal controls and procedures.

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

Inherent Limitations on Effectiveness of Controls

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased our securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and our future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. See Subsequent Events in Note 14 to the unaudited condensed financial statements.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of our stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of March 31, 2004, we have provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in Note 14 to the unaudited condensed financial statements.

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2004, there has been no significant change to the identified risk factors filed in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 26, 2006, other than the addition of risk factors associated with our newly consolidated VIE, Celltrion which are discussed below.

You should carefully consider the following risk factors as well as other information in our filings under the Exchange Act before making any investment decisions regarding our common stock.The risks and uncertainties described herein are not the only ones we face. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If events corresponding to any of these risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. In that case, the trading price of our common stock could decline. When used in the report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen.

Risks Relating to Our Business

Our internal controls may not be sufficient to ensure timely and reliable financial information.

In response to a letter the Audit Committee of the Board of Directors received from our independent auditors regarding material weaknesses in the effectiveness of our internal controls, we believe we need to correct deficiencies in our internal controls and procedures for financial reporting. These deficiencies include insufficient staffing, inadequate controls and procedures relating to revenue recognition for government contracts, account reconciliations, segregation of duties, journal entries and depth of accounting knowledge.

Failure to address these deficiencies in a timely manner might increase the risk of future financial reporting misstatements and may prevent us from being able to meet our filing deadlines. Under the supervision of our Audit Committee, we are continuing the process of identifying and implementing corrective actions where required to improve the design and effectiveness of our internal controls, including the enhancement of systems and procedures. Significant additional resources will be required to establish and maintain appropriate controls and procedures and to prepare the required financial and other information during this process.

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

The U.S. government has undertaken commitments to help secure improved countermeasures against bioterrorism, including the stockpiling of vaccines for anthrax and smallpox. On September 30, 2003, VaxGen and Avecia were awarded cost-reimbursement plus fixed fee contracts to advance development of their respective anthrax vaccines and to each supply an inventory of three million doses of their anthrax vaccines to the U.S. government. These contracts have estimated values of $80.3 million and $71.3 million, respectively. Under the then current version of Project BioShield, the U.S. government expected to purchase a total of 60 million doses of an rPA anthrax vaccine over a 10-year period. On March 11, 2004, the government issued a request for proposal, which increased the size of the intended stockpile from 60 million doses to 75 million doses. The process of obtaining government contracts is lengthy and uncertain and we must compete for each contract. Moreover, the award of one government contract does not necessarily secure the award of future contracts covering the same vaccine. Accordingly, we cannot be certain that we will be awarded any future contracts to supply a government stockpile of anthrax vaccine. It is possible that future awards to provide the U.S. government with emergency stockpiles of anthrax vaccine will be granted solely to Avecia or another supplier. If the U.S. government makes significant future contract awards for the supply of its emergency stockpile to our competitors, such as Avecia, our business will be harmed and it is unlikely that we will be able to ultimately commercialize that particular vaccine.

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

Vaccine candidates are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. Our vaccine candidates are in the pre-clinical and clinical stages of development and have not received required regulatory approval from the FDA to be commercially marketed and sold. With the exception of LC16m8, which is licensed and sold in Japan, our vaccine candidates have not received required regulatory approval from foreign regulatory agencies to be commercially marketed and sold. The process of obtaining and complying with FDA, other governmental and foreign regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense exerted, regulatory approval is never guaranteed.

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

Celltrion has not yet completed its full capitalization and we have not completed the transfer of our technology to Celltrion. Two of the existing investors in Celltrion have failed to meet a total of $6.3 million in funding obligations. Celltrion will be unable to validate and operate the manufacturing facility in the Republic of Korea if Celltrion is unable to secure or raise the necessary funding or does not receive the necessary technology for the manufacture of mammalian cell culture or other biopharmaceutical products.

Even if Celltrion successfully completes the construction of its South Korean manufacturing facility, we cannot be certain that the facility will pass domestic or foreign regulatory approvals or be able to manufacture mammalian cell culture products in commercial quantities on a cost-effective basis or at all. In addition, as of March 31, 2004, Celltrion has not secured any agreements under which products would be produced at this facility, and it is uncertain whether there will be sufficient demand for mammalian cell culture biomanufacturing to make this facility profitable.

In addition, the political, social and economic situation in the Republic of Korea, and the stability of the Korean peninsula as a whole, may not provide an environment in which Celltrion would be able to manufacture products cost-efficiently or at all. The Korean government may impose regulations or restrictions that would make it difficult, impractical or impossible, whether economically, legally or otherwise, for Celltrion to conduct its business there. Celltrion’s manufacturing operations may expose our business to numerous risks inherent in international operations including:

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

VaxGen’s corporate and manufacturing facilities are primarily located in the San Francisco Bay area. In addition to office and research facilities, through our ownership position in both Celltrion and VCI, we have a significant investment in VCI’s biomanufacturing facilities in California, which contain sensitive and expensive bioreactor equipment. The San Francisco Bay area is in close proximity to known earthquake fault zones. As a result, our corporate, research and manufacturing facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although VaxGen maintains general business insurance against fires and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

Celltrion’s manufacturing facilities are located in the Republic of Korea.These facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although Celltrion maintains general business insurance against fires and some general business interruptions, there can be no assurance that the scope or amount of coverage will be adequate in any particular case.

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

On May 23, 2001, we completed a private placement in which we issued 20,000 shares of our Series A Preferred Stock and warrants, or the Series A Warrants, to purchase common stock for aggregate proceeds of $20.0 million. As of March 31, 2004, there were no shares of Series A Preferred Stock outstanding; however, there remain Series A Warrants to purchase 655,078 shares of common stock outstanding. As of March 31, 2004, only one share of common stock had been issued upon the exercise of Series A Warrants.

The terms of the Series A Warrants give the holders a contractual right to require us to redeem all of the common stock issued upon exercise of the Series A Warrants or the Series A Warrants at a 20% premium to the gain that holders may receive upon conversion of the Series A Warrants under certain circumstances including:

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

Other Risks

We are involved in litigation concerning the results of our AIDSVAX Phase 3 clinical trial.

Since the announcement of the results of the North American/European Phase 3 clinical trial for AIDSVAX, we have been named in several securities class action lawsuits and a shareholder derivative lawsuit relating to how those results were disclosed. We are engaged in defending against these class actions, which, if decided against us, could adversely affect our financial position. The derivative action is purportedly being brought on our behalf, but we are subject to certain obligations to indemnify the individual defendants in connection with their defense of the claims asserted against them. Furthermore, these actions are not likely to be resolved in less than a year. The costs incurred in connection with these lawsuits could be significant and may not be covered by our insurance policies. These lawsuits could also result in continued diversion of our time and attention away from business operations, which could harm our business.

Our stockholders could experience substantial dilution as result of the issuance of additional preferred stock.

Our board of directors has the authority to establish the designation of 20 million additional shares of preferred stock that are convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. The issuance and conversion of any such preferred stock would further dilute the percentage ownership of our stockholders.

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

Fluctuations in foreign exchange rates may adversely affect our financial position and results of operations.

The operations of Celltrion expose us to currency fluctuations and exchange rate risks. Celltrion, which is incorporated in the Republic of Korea, records its transactions in Korean Won. Celltrion’s results, however, are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Korean Won. During a period in which the U.S. dollar weakens against the Korean Won, our reported consolidated net losses will increase because our share of Celltrion’s net losses in Korean Won will translate into relatively more U.S. dollars. In addition, Celltrion’s purchases of engineering and construction services in Swiss francs are translated into Korean Won at the time of payment.

The assets and liabilities of Celltrion that are denominated in foreign currencies are reflected in their balance sheet in Korean Won and translated at the spot rate at the balance sheet date. The operating expenses of Celltrion that are denominated in foreign currencies are reflected in their statement of operations in Korean Won and translated at the average exchange rates for the reporting period. The resulting foreign currency translation adjustments are recorded in our stockholders’ equity as accumulated other comprehensive income or loss.

We have, in the past, not protected ourselves from the potential negative effects of exchange rate fluctuations resulting from Celltrion’s operations. We do not expect to enter into such hedging transactions or other forms of currency protection in the form of forward exchange contracts, options or similar agreements. Accordingly, changes in exchange rates will cause fluctuations in our net loss and stockholders’ equity. These factors could increase our net losses and could have a material adverse effect on our financial condition and results of operations.

On an ongoing basis, we are required to have current GAAP financial statements for Celltrion and until we receive this information, we may not be able to evaluate our financial condition or operating results on a timely basis.

Effective January 1, 2004, we are required to consolidate Celltrion’s financial statements into our own. Celltrion maintains its records in accordance with Korean accounting principles; however, we require financial statements that are prepared in accordance with GAAP and which have been audited in conformity with U.S. Auditing Standards. Celltrion’s internal controls over financial reporting may not be sufficient to enable them to report their interim GAAP financial results to us on a timely basis. In addition, their independent auditors could conclude that Celltrion’s internal controls over financial reporting are not sufficient to enable the auditors to complete their required annual audit of Celltrion’s GAAP financial statements in a timely fashion, if at all.

If we do not receive adequate timely financial reporting from Celltrion, we could be delinquent in our filings required under Section 13 of the Exchange Act and we might not be able to maintain or file registration statements relating to shares of our common stock. If we are relisted and are unable to timely file periodic reports on account of Celltrion, we could again be delisted from Nasdaq. In addition, Celltrion’s failure to achieve and maintain an effective internal control environment for GAAP periodic financial reporting may also cause our investors to lose confidence in our filed financial statements, which could have a material adverse effect on the market price of our common stock.

Celltrion subcontractors may fail to perform, or may be delayed in performing, certain tasks related to the construction of the Incheon manufacturing facility.

Celltrion relies on subcontractors to perform certain tasks related to the construction of their manufacturing facility. Any significant delays in performing these tasks by subcontractors, or a failure to perform them in compliance with applicable governmental regulations, could cause Celltrion to fail to complete their facility in a timely manner, if at all, which may cause them to be in breach under their customer contracts and cause those contracts to be terminated.We cannot assure you that one or more of these subcontractors will not be delayed in performing, or fail to perform their obligations under these contracts in compliance with applicable legal requirements.

Celltrion’s suppliers may fail to provide, or may be delayed in providing, Celltrion with the necessary materials to produce their products.

When Celltrion begins production at their manufacturing facility, they will be relying on suppliers to provide them with the necessary materials to produce their products. Any significant delays in obtaining any of these materials from suppliers or other failure by suppliers to perform as agreed may cause Celltrion to fail to perform under their contracts, which may cause Celltrion to be in breach under those contracts and cause those contracts to be terminated.We cannot assure you that Celltrion will not face shortages from one or more of these suppliers in the future. We cannot ensure that if a shortage of materials occurs, that Celltrion will be able to obtain suppliers that will agree to provide them to us at terms favorable to us or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

(Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.53	Transition and separation agreement between VaxGen and Phillip W. Berman dated as of February 13, 2004. + *					X

10.54	Transition and separation agreement between VaxGen and Donald P. Francis dated as of February 13, 2004. + *					X

10.55	Transition and separation agreement between VaxGen and William Heyward dated as of February 13, 2004. + *					X

10.56	Transition and separation agreement between VaxGen and Carter A. Lee dated as of February 13, 2004. + *					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Section 1350 Certification					X

* Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.

Dated: February 6, 2007	By: /s/ James P. Panek

James P. Panek
Chief Executive Officer (Principal Executive Officer)

Dated: February 6, 2007	By: /s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Chief Financial Officer (Principal Financial Officer)