Form 10-Q
period 2004-06-30
VAXGEN INC
filed 2007-02-07
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

EXPLANATORY NOTE

On September 26, 2006, we filed an amendment to our Annual Report on Form 10-K for the year ended December 31, 2003 (“Amendment No. 1”) to restate our consolidated balance sheets at December 31, 2003 and 2002, and the statements of operations and of cash flows for each of the three years ended December 31, 2003, as well as the related notes thereto. We have not amended our previously filed quarterly reports on Form 10-Q for the interim periods for the year ended December 31, 2003 affected by this restatement. We have amended such financial information as part of the following:

–	Amendment No. 1;

–	For the three months ended March 31, 2003 in our Form 10-Q for the three months ended March 31, 2004; and

–	For the three and six months ended June 30, 2003, in this report.

Therefore, when considering financial information for 2003, you should rely only on Amendment No. 1, our Form 10-Q for the three months ended March 31, 2004 and this report. Except as expressly stated herein, this report speaks to the June 30, 2004 date of this report.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in Amendment No. 1. The condensed consolidated financial information as of December 31, 2003 has been derived from audited consolidated financial statements not included herein.

VaxGen, Inc.

Form 10-Q

For the Quarter Ended June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$1,973	$13,221
Investment securities	16,267	15,464
Accounts receivable	7,497	4,464
Unbilled accounts receivable	1,251	2,094
Due from related party	—	386
Prepaid expenses and other current assets	2,251	682

Total current assets	29,239	36,311
Investment in affiliate	—	34,561
Property and equipment	97,189	18,517
Restricted cash	9,924	1,092
Other assets	3,692	3,983

Total assets	$140,044	$94,464

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,138	$4,908
Accrued and other current liabilities	7,791	4,155
Derivative liabilities	16,829	3,407
Current portion of obligation to related party	—	2,575
Due to related parties	5,719	210

Total current liabilities	35,477	15,255
Non-current obligations	43,095	—
Obligation to related party, non-current	—	31,540
Other liabilities	768	629

Total liabilities	79,340	47,424

Commitments and contingencies (Note 13)
Minority interest in subsidiary	—	5,818

Minority interest in variable interest entity	25,733	—

Stockholders’ equity:
Common stock	253	250
Additional paid-in capital	205,442	184,032
Deferred stock compensation	(1,802)	(242)
Accumulated deficit	(172,529)	(146,438)
Accumulated other comprehensive income	3,607	3,620

Total stockholders’ equity	34,971	41,222

Total liabilities, minority interest and stockholders’ equity	$140,044	$94,464

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 (Restated)	2004	2003 (Restated)

Revenues:
Research contracts and grants	$11,109	$3,861	$15,054	$6,350
Related party services	—	315	—	572

Total revenues	11,109	4,176	15,054	6,922

Operating expenses:
Research and development:
Related party	—	30	55	98
Other	11,738	5,170	18,376	10,809

Total research and development	11,738	5,200	18,431	10,907
General and administrative	5,675	2,966	10,533	6,391

Loss from operations	(6,304)	(3,990)	(13,910)	(10,376)

Other income (expense):
Investment income and other	168	177	416	380
Valuation adjustments	(12,046)	(1,197)	(13,722)	6,243
Equity in loss of affiliate	—	(201)	—	(6,000)

Total other income (expense)	(11,878)	(1,221)	(13,306)	623

Net loss before minority interest	(18,182)	(5,211)	(27,216)	(9,753)
Minority interest in loss of subsidiary	—	92	—	255
Minority interest in loss of variable interest entity	584	—	1,125	—

Net loss	(17,598)	(5,119)	(26,091)	(9,498)
Charges related to Series A preferred stock:
Dividends	—	(46)	—	(103)
Accretion to redemption value	—	(602)	—	(762)
Beneficial conversion charges	—	(1,221)	—	(1,446)

Net loss applicable to common stockholders	$(17,598)	$(6,988)	$(26,091)	$(11,809)

Basic and diluted loss per share applicable to common stockholders	$(0.70)	$(0.40)	$(1.04)	$(0.71)

Weighted average shares used in computing basic and diluted loss per share applicable to common stockholders	25,221	17,358	25,135	16,606

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2004	2003 (Restated)

Cash flows from operating activities:
Net loss	$(26,091)	$(9,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of subsidiary	—	(255)
Minority interest in loss of variable interest entity	(1,125)	—
Depreciation and amortization	818	593
Amortization of premiums and discounts on investment securities	145	(154)
Stock compensation expense	846	349
Valuation adjustments	13,420	(6,243)
Equity in loss of affiliate	—	6,000
Changes in assets and liabilities:
Receivables	(2,457)	(242)
Prepaid expenses and other current assets	504	1,111
Accounts payable	39	478
Accrued and other current liabilities	3,146	(2,617)
Due to related parties	(62)	(703)
Other liabilities	(50)	51

Net cash used in operating activities	(10,867)	(11,130)

Cash flows from investing activities:
Purchase of investment securities	(9,132)	(4,614)
Proceeds from sale and maturities of investment securities	7,237	11,390
Purchase of property and equipment	(20,759)	(9,100)
Cash from consolidation of variable interest entity	9,723	—
Deposits and other	(117)	42
Change in restricted cash	(177)	(6)

Net cash used in investing activities	(13,225)	(2,288)

Cash flows from financing activities:
Stock issued in private placements, net	2,965	11,685
Proceeds from non-current obligations	9,759	—
Payments on non-current obligations	(1,169)	—
Exercise of employee stock options	546	630
Employee stock purchase plan	447	235
Other	87	(598)

Net cash provided by financing activities	12,635	11,952

Effect of exchange rate changes on cash	209	—

Decrease in cash and cash equivalents	(11,248)	(1,466)
Cash and cash equivalents at beginning of period	13,221	9,360

Cash and cash equivalents at end of period	$1,973	$7,894

Supplemental schedule of non cash investing and financing activities:
Accrued purchases of construction in progress	$2,468	$—
Accretion to redemption value of Series A preferred stock	—	762
Amortization of beneficial conversion feature of Series A preferred stock	—	1,446

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

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

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

During 2004, VaxGen adopted the provisions of FIN 46R and determined that both Celltrion and VCI were VIEs and that VaxGen is their primary beneficiary. Accordingly, in accordance with FIN 46R, the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2004 include the results of Celltrion as a VIE. VCI has been consolidated by VaxGen since its inception in the third quarter of 2002. As VaxGen and Celltrion are the only stockholders of VCI, the adoption of FIN 46R eliminated the Company’s accounting for Celltrion’s minority interest in VCI. Prior to implementing the consolidation provisions within FIN 46R, VaxGen had reflected Celltrion in its financial statements using the equity method.

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

At June 30, 2004, the following significant assets and liabilities of Celltrion are included in the unaudited condensed consolidated balance sheet (in thousands):

June 30, 2004

Cash and cash equivalents	$918
Property and equipment	77,118
Restricted cash	8,827
Non-current obligations	43,095
Net assets	73,325

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

The results of operations of Celltrion included in the unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Operating expenses:
Research and development	$338	$689
General and administrative	717	1,247

Loss from operations	(1,055)	(1,936)
Other income	101	258
Minority interest	584	1,125

Net loss	$(370)	$(553)

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

The Company amended such financial information as part of the following:

–	Amendment No. 1;

–	For the three months ended March 31, 2003 in Form 10-Q for the three months ended March 31, 2004; and

–	For the three and six months ended June 30, 2003, in this report.

The following condensed consolidated statements of operations and condensed consolidated statement of cash flows reflect restatements for various adjustments that are included in one or more of the categories below:

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30, 2003

	Previously Reported	Adjustments	Restated

Revenues:
Research contracts and grants	$2,565	$1,296	$3,861
Related party services	206	109	315

Total revenues	2,771	1,405	4,176

Operating expenses:
Research and development:
Related party	692	(662)	30
Other	4,644	526	5,170

Total research and development	5,336	(136)	5,200
General and administrative	4,010	(1,044)	2,966

Loss from operations	(6,575)	2,585	(3,990)

Other income (expense):
Investment income and other	176	1	177
Valuation adjustments	(1,024)	(173)	(1,197)
Equity in loss of affiliate	—	(201)	(201)

Total other income (expense)	(848)	(373)	(1,221)

Net loss before minority interest	(7,423)	2,212	(5,211)
Minority interest in loss of subsidiary	168	(76)	92

Net loss	(7,255)	2,136	(5,119)
Charges related to Series A preferred stock:
Dividends	(46)	—	(46)
Accretion to redemption value	(222)	(380)	(602)
Beneficial conversion charges	(2,132)	911	(1,221)

Net loss applicable to common stockholders	$(9,655)	$2,667	$(6,988)

Basic and diluted net loss per share applicable to common stockholders	$(0.56)	$0.16	$(0.40)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	17,358	—	17,358

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Six Months Ended June 30, 2003

	Previously Reported	Adjustments	Restated

Revenues:
Research contracts and grants	$3,677	$2,673	$6,350
Related party services	307	265	572

Total revenues	3,984	2,938	6,922

Operating expenses:
Research and development:
Related party	1,052	(954)	98
Other	8,309	2,500	10,809

Total research and development	9,361	1,546	10,907
General and administrative	8,465	(2,074)	6,391

Loss from operations	(13,842)	3,466	(10,376)

Other income (expense):
Investment income and other	379	1	380
Valuation adjustments	4,051	2,192	6,243
Equity in loss of affiliate	—	(6,000)	(6,000)

Total other income (expense)	4,430	(3,807)	623

Net loss before minority interest	(9,412)	(341)	(9,753)
Minority interest in loss of subsidiary	584	(329)	255

Net loss	(8,828)	(670)	(9,498)
Charges related to Series A preferred stock:
Dividends	(103)	—	(103)
Accretion to redemption value	(302)	(460)	(762)
Beneficial conversion charges	(2,459)	1,013	(1,446)

Net loss applicable to common stockholders	$(11,692)	$(117)	$(11,809)

Basic and diluted net loss per share applicable to common stockholders	$(0.70)	$(0.01)	$(0.71)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	16,606	—	16,606

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, 2003

	Previously Reported	Adjustments	Restated

Cash provided by (used in):
Operating activities	$(11,507)	$377	$(11,130)
Investing activities	2,425	(4,713)	(2,288)
Financing activities	12,527	(575)	11,952

Increase in cash and cash equivalents	3,445	(4,911)	(1,466)
Cash and cash equivalents at beginning of period	4,449	4,911	9,360

Cash and cash equivalents at end of period	$7,894	$—	$7,894

The following tables reflect restatements of other comprehensive loss for various adjustments that are included in one or more of the categories discussed above (in thousands):

	Three Months Ended June 30, 2003

	Previously Reported	Adjustments	Restated

Net loss	$(7,255)	$2,136	$(5,119)

Other comprehensive income (loss):
Translation adjustment	—	1,552	1,552
Unrealized gain (loss)	(134)	1	(133)

Total other comprehensive income (loss)	(134)	1,553	1,419

Comprehensive loss	$(7,389)	$3,689	$(3,700)

	Six Months Ended June 30, 2003

	Previously Reported	Adjustments	Restated

Net loss	$(8,828)	$(670)	$(9,498)

Other comprehensive loss:
Translation adjustment	—	(224)	(224)
Unrealized gain (loss)	(246)	—	(246)

Total other comprehensive income (loss)	(246)	(224)	(470)

Comprehensive loss	$(9,074)	$(894)	$(9,968)

3. Summary of Significant Accounting Policies

                    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Construction in progress primarily represents costs incurred for the design, construction and validation of the Company’s manufacturing facilities in the Republic of Korea and California. No depreciation is recognized for construction in progress until the related assets are operational. At June 30, 2004, the Korean and California manufacturing facilities were not yet operational and therefore, no depreciation had been recognized for these facilities. Equipment, consisting of laboratory equipment, computers and other office furniture and equipment, is depreciated using the straight-line method over the assets’ estimated useful lives of five to six years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease.

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

Celltrion grants employees stock options with approval by its Board of Directors and stockholders. Stock options are granted to Celltrion employees upon completion of one year of service. Shares under option vest 40% upon completion of the third year of service from the grant date. The remainder vests 30% each for the fourth and fifth year of service from the grant date. All Celltrion stock option grants expire no later than 9 years from the date of grant, unless cancelled earlier due to termination of employment or other events defined in the option agreement, such as the holder assigning or pledging their stock options or Celltrion being unable to comply with the exercise of the stock option due to bankruptcy or liquidation. Celltrion option grants for 51,900 preferred shares, 104,300 preferred shares and 123,250 preferred shares were granted to employees on March 24, 2004, February 22, 2003 and July 19, 2002, respectively. Celltrion stock options outstanding at June 30, 2004 had a weighted-average exercise price of 8,198 Korean Won ($7.09 equivalent). The Celltrion stock option agreement has an anti-dilution provision that is triggered by the issuance of new shares or warrants at prices which are lower than the option’s exercise price. In May 2004, based upon these anti-dilution provisions, the exercise price and number of shares granted for all outstanding options was changed due to the issuance of new shares at prices lower than the exercise price. These stock options are subject to variable accounting. Accordingly, subsequent changes in the value of Celltrion’s stock will result in increases or decreases in compensation expense until the options are exercised, cancelled or expire unexercised.

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

		2003		2003
	2004	(Restated)	2004	(Restated)

Net loss applicable to common stockholders – as reported	$(17,598)	$(6,988)	$(26,091)	$(11,809)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	147	51	216	119
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(2,246)	(1,908)	(3,962)	(3,745)

Net loss applicable to common stockholders – pro forma	$(19,697)	$(8,845)	$(29,837)	$(15,435)

Net loss per share applicable to common stockholders – basic and diluted, as reported	$(0.70)	$(0.40)	$(1.04)	$(0.71)
Net loss per share applicable to common stockholders – basic and diluted, pro forma	$(0.78)	$(0.51)	$(1.19)	$(0.93)

The value of each option grant and Employee Stock Purchase Plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no expected dividends):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

VaxGen Stock Option Plans
Risk-free interest rate	3.85%	2.36%	3.78%	2.55%
Expected life in years	5.0	4.0	5.0	4.0
Volatility	99%	104%	100%	102%

Celltrion Stock Option Plan
Risk-free interest rate	4.88%	n/a	4.88%	n/a
Expected life in years	6.0	n/a	6.0	n/a
Volatility	71%	n/a	72%	n/a

Employee Stock Purchase Plan
Risk-free interest rate	1.70%	1.06%	1.36%	1.10%
Expected life in years	1.0	1.0	1.0	1.0
Volatility	78%	141%	88%	135%

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

In September 2005, the EITF reached a consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”). Under EITF 05-08, the issuance of convertible debt with a BCF results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a BCF. A BCF is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. EITF 05-8 should be applied retrospectively to all instruments with a BCF accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The Company does not expect the adoption of EITF 05-8 to have material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

	June 30,

	2004	2003

Potentially dilutive securities:
Options to purchase common stock	4,536,116	3,052,874
Warrants to purchase common stock	985,831	1,021,302
Employee Stock Purchase Plan	—	279,262
Series A Preferred Stock	—	203,833

Total	5,521,947	4,557,271

5. Balance Sheet Components

                    Restricted Cash

At June 30, 2004 and December 31, 2003, VaxGen had restricted cash of $1.1 million as compensating balances to support outstanding letters of credit. The letters of credit, which are renewed annually, relate to VaxGen’s leases and utility services. At June 30, 2004, Celltrion had restricted cash of 10,000 million Korean Won ($8.7 million equivalent) on deposit with its lending bank, representing a minimum deposit required to secure a loan.

                    Property and Equipment

The following is a summary of property and equipment (in thousands):

	June 30, 2004	December 31, 2003

Construction in progress	$79,019	$14,347
Land	13,010	—
Leasehold improvements	3,201	3,138
Machinery, furniture and equipment	7,320	5,466

Sub-total	102,550	22,951
Less: accumulated depreciation and amortization	(5,361)	(4,434)

Total	$97,189	$18,517

                    Accrued and Other Current Liabilities

Accrued and other current liabilities at June 30, 2004 and December 31, 2003 included employment and severance benefit accruals of $2.3 million and $2.9 million, respectively.

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

In January 2003, Celltrion obtained secured long-term financing of 52,000 million Korean Won (equivalent to $44.2 million) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan are to be used for construction of the Incheon administration buildings and manufacturing facility. As construction progresses, the bank funds 60% of the progress payments (up to 52,000 million Korean Won), while Celltrion pays the remaining 40%. Celltrion’s land and construction in progress represent collateral for the outstanding Loan balance. There are no significant financial covenants in the Loan agreements. As of June 30, 2004, the carrying amounts for land and construction in progress were 15,033 million Korean Won and 73,384 million Korean Won (equivalent to $13.0 million and $63.4 million), respectively. At June 30, 2004, Celltrion had unused commitments related to the Loan of 12,749 million Korean Won (equivalent to $11.0 million). Only interest payments are due monthly for the first four years of the Loan term, and principal and interest payments are due monthly for the remaining five years of the Loan term. Interest is adjusted quarterly, based on a 3-month Korean certificate of deposit rate plus 1.5% (interest rate of 5.4% at June 30, 2004). Cash outlays for interest on borrowings related to this loan totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2004, respectively.

The following is a summary of non-current obligations (in thousands, presented at June 30, 2004 exchange rates):

June 30, 2004

Land purchase obligation	$9,036
Less: current portion	—

Non-current land purchase obligation	9,036
Construction loan	33,969

Sub-total	43,005
Accrued long-term interest	90

Non-current obligations	$43,095

In addition, the Korean bank from which Celltrion obtained the Loan guarantees Celltrion’s outstanding balance under the Land Purchase Agreement. As a result, Celltrion pays the bank an annual guarantee fee of 1% of the outstanding land purchase balance.

For all non-current obligations, interest of $0.5million and $1.0 million was capitalized for the three and six months ended June 30, 2004, respectively. All capitalized interest is included in the cost basis of the buildings during construction. No significant interest has been expensed by Celltrion since its inception.

Principal payments due for current and non-current obligations as of June 30, 2004 are as follows (in thousands, presented at June 30, 2004 exchange rates):

2004	$—
2005	2,259
2006	2,831
2007	9,052
2008	6,794
2009 and beyond	22,069

Total	$43,005

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

During 2002, Celltrion sold 7,670,000 shares of preferred stock at a price of 5,000 Korean Won per share (equivalent to $3.78 per share), resulting in gross proceeds of $29.0 million and sold 455,000 shares of preferred stock at a price of 22,775 Korean Won per share (equivalent to $18.82 per share), resulting in gross proceeds of $8.6 million. During 2003, Celltrion sold 390,000 shares of preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share), resulting in gross proceeds of $7.3 million. As of June 30, 2004, VaxGen owned 7.8 million shares of Celltrion common stock, representing a 46% voting interest.

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

Under the Korean Commercial Code, in order for a corporation to be able to pay dividends, it must have distributable profits. Celltrion did not accrue any preferred stock dividends during the period from its inception through June 30, 2004 as it incurred losses and did not have distributable profits. In the event that there are distributable profits, holders of the preferred stock shall be entitled to a dividend preference on a cumulative basis so that any preferred dividend not paid in a given year will be forwarded to succeeding years as an outstanding obligation of Celltrion until paid off. All Celltrion preferred and common shares have equal voting rights.

As a result of consolidating Celltrion, the Company has a minority interest balance of $25.7 million in the unaudited condensed consolidated balance sheet at June 30, 2004, which represents the equity interests of Celltrion’s preferred stockholders based on voting interest. This amount is less than the carrying cost of the preferred stockholder’s investment by $22.1 million at June 30, 2004 because VaxGen’s investment in Celltrion was a non-monetary transaction which was eliminated upon the consolidation of VaxGen and Celltrion.

8. Equity Transactions

                    Warrants Issued By Celltrion

On April 13, 2004, Celltrion granted warrants to all of its existing stockholders to acquire a total of 4.0 million shares of its convertible preferred stock. The exercise price was 5,000 Korean Won ($4.38 equivalent) per preferred share. The exercise period was April 13, 2004 to December 31, 2004 (“First Tranche” or “Celltrion Warrants”).

Under the terms of the First Tranche, if the then-existing stockholders of Celltrion did not subscribe for all of the shares in the First Tranche (“Unsubscribed Shares”), the Celltrion Board of Directors would dispose of the Unsubscribed Shares as follows: (a) stockholder JS could purchase the same percent of the Unsubscribed Shares as JS’s percentage ownership in Celltrion as of April 13, 2004 ; and (b) stockholders Nexol or Nexol Co would then be allowed to subscribe for any remaining Unsubscribed Shares. Under the terms of the First Tranche, stockholders were required to notify Celltrion by May 30, 2004 stating that they would exercise their Celltrion Warrants before the December 31, 2004 expiration date. Otherwise, the Celltrion Warrants granted were forfeited and under the terms of the First Tranche, such Unsubscribed Shares would be made available to the other stockholders for purchase prior to December 31, 2004. As a result of the notices, all of the Unsubscribed Shares were allocated to Nexol and Nexol Co. In accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Celltrion recorded the Celltrion Warrants as a deemed dividend with offsetting charges to additional paid-in capital for their fair value as determined using the Black-Scholes Model. Using the Black-Scholes Model, the fair value of the Celltrion Warrants was determined to be $25.5 million.

To determine the fair value of the Celltrion Warrants at the date of grant, Celltrion utilized the following assumptions:

Risk-free interest rate	4.88%
Expected average life	0.72 year
Expected volatility	41.92%
Expected dividend yield	0.00%

The following is a summary of Celltrion Warrants outstanding at June 30, 2004:

	Exercise Price	Term (in months)	Shares

First Tranche, April 13, 2004	5,000 Korean Won
	($4.33 equivalent)	7.5	3,306,500

                    Celltrion Preferred Stock

In May 2004, Celltrion issued 693,500 shares of its convertible preferred stock under the First Tranche at a price of 5,000 Korean Won ($4.28 equivalent) per share, resulting in net proceeds of 3,447 million Korean Won($3.0 million equivalent). Daewoo purchased 63,745 of these shares and another vendor purchased 16,083 shares.

Celltrion’s preferred stock gives the preferred stockholders the right to 100% cumulative dividends from Celltrion’s potential profits from the production of AIDSVAX. Celltrion preferred shares are convertible into Celltrion common shares at a ratio of 1:1, upon the earlier of the cancellation of the Supply Agreement between VaxGen and Celltrion or the thirteenth year of the JVA. No dividends were paid by Celltrion through June 30, 2004. The Supply Agreement can be cancelled by VaxGen with 30 days’ written notice or by either party in the event of a material breach of the contract that is unresolved. All Celltrion preferred and common shares have equal voting rights.

                    Beneficial Conversion Features

At the date of issuance of the 2004 Celltrion preferred stock, Celltrion recorded a BCF for the fair value of the underlying Celltrion common stock in excess of the Celltrion preferred stock purchase price (equivalent to conversion price) with the maximum ceiling of the cash proceeds received for the preferred stock issuance. Celltrion applied the intrinsic value method in measuring the BCF in the conversion option in accordance with EITF 00-27. The 10,252 million Korean Won ($9.0 million equivalent) BCF is being amortized over the period from issuance to the 13th year of the JVA. Celltrion’s accounting for its preferred stock and BCF is reflected as changes in the minority interest in variable interest entity in the accompanying condensed consolidated balance sheet.

9. Series A Warrants

The terms of the 2001 Series A Mandatorily Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) and warrants (“Series A Warrants”) include registration rights and put features not under the Company’s control. These features are considered to be an embedded derivative liability and the Company determined the fair value of this derivative to be $3.9 million on the date of issuance. The Company did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, the Company’s registration statement on Form S-3 covering the resale of 655,078 shares of common stock issuable upon exercise of the Series A Warrants was suspended. Pursuant to the suspension of the registration statement, the Series A Warrants became redeemable for cash at the option of the Series A Warrant holders and the Company became liable for monthly cash penalty payments to the Series A Warrant holders. For the period from May 17, 2004 to June 30, 2004, the Company paid $0.3 million in cash penalty payments to the holders of the Series A Warrants. At June 30, 2004, the embedded derivative liability was valued at $11.1 million. Due to the quarterly revaluation of the embedded derivative liability, the Company recorded in the statements of operations other expense of $10.4 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively; and other expense of $10.5 million and other income of $1.1 million for the six months ended June 30, 2004 and 2003, respectively.

10. Related Party Transactions

In December 2002, Celltrion engaged Daewoo Engineering and Construction Co., Ltd. (“Daewoo”) to manage the construction of the Incheon manufacturing facility and administration buildings. In January 2003, Daewoo purchased 260,000 shares of Celltrion’s preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share). At the time of this purchase, Nexol’s and Celltrion’s Chief Executive Officer, who are the same person, entered into a purchase agreement with Daewoo. Per the terms of this purchase agreement, upon the completion of the construction of Celltrion’s facility, Daewoo would sell these shares to Nexol at the original purchase price. Celltrion’s Chief Executive Officer guaranteed this agreement. At June 30, 2004, 1,405 million Korean Won (equivalent to $1.2 million) is included in other non-current assets representing the remaining balance of advance payments made to Daewoo. Additionally, Celltrion had outstanding construction accruals due to Daewoo of $5.6 million as of June 30, 2004. During the three and six months ended June 30, 2004, Celltrion paid Daewoo $4.3 million and $13.6 million, respectively, related to the construction of the Incheon facilities. Celltrion was not consolidated with VaxGen as of or during the year ended December 31, 2003.

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

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	June 30, 2004	December 31, 2003

Deferred tax assets:
Net operating loss carryforwards	$43,325	$38,546
Research and other credit carryforwards	7,502	5,345
Deferred research expenses	1,243	1,447
Depreciation	2,314	1,818
Accrued liabilities	827	540
Other	(1,122)	(669)

Total gross deferred tax assets	54,089	47,027
Less: Valuation allowance	(54,089)	(47,027)

Net deferred tax assets	$—	$—

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 (Restated)	2004	2003 (Restated)

Statutory rate	34.0%	34.0%	34.0%	34.0%
Equity in loss of affiliate	0.0	(1.3)	0.0	(21.5)
Valuation adjustments	(22.8)	(8.0)	(17.7)	22.3
Equity-based compensation expense	(0.2)	(0.6)	(0.2)	(0.7)
Research and other credits	4.6	0.6	6.1	0.7
Exemption for foreign ownership	(1.4)	—	(1.7)	—
Change in foreign tax rates	—	—	(0.2)	—
Foreign tax rates less than statutory rate	(0.7)	—	(0.6)	—
Other	2.0	(0.3)	1.5	(1.1)
Change in valuation allowance	(15.5)	(24.4)	(21.2)	(33.7)

Effective tax rate	0.0%	0.0%	0.0%	0.0%

At June 30, 2004, VaxGen had U.S. federal and California net operating loss carryforwards of $110 million and $88 million, respectively. The U.S. federal and California net operating loss carryforwards expire by from 2015 through 2024 and 2005 through 2014, respectively. Additionally, as of June 30, 2004, VaxGen has federal research credits, expiring from 2015 through 2024, of $3.6 million and State of California research credits, carrying forward indefinitely, of $2.8 million. These carryforwards could be subject to certain limitations in the event there is a change in control of VaxGen.

As of June 30, 2004, Celltrion had net operating losses for Korean tax purposes of 5,760 million Korean Won (equivalent to $5.0 million). The carryforwards expire from 2007 to 2009. Additionally, Celltrion has various tax credit carryforwards, expiring from 2007 to 2010, totaling 2,413 million Korean Won (equivalent to $2.1 million) at June 30, 2004. These carryforwards could be subject to certain limitations in the event there is a change in control of Celltrion.

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

12. Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 (Restated)	2004	2003 (Restated)

Net loss	$(17,598)	$(5,119)	$(26,091)	$(9,498)

Other comprehensive income (loss):
Foreign currency translation adjustments	(272)	1,552	74	(224)
Unrealized gains on available-for-sale securities	(117)	(133)	(87)	(246)

Other comprehensive income (loss)	(389)	1,419	(13)	(470)

Comprehensive loss	$(17,987)	$(3,700)	$(26,104)	$(9,968)

The Company’s accumulated other comprehensive income balance consists of the following (in thousands):

	June 30, 2004	December 31, 2003

Foreign currency translation adjustments	$3,687	$3,613
Unrealized gains on available-for-sale securities	(80)	7

Accumulated other comprehensive income	$3,607	$3,620

13. Commitments and Contingencies

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

In July 2003, Celltrion obtained a letter of credit amounting to $7.0 million for the construction of facilities from the National Agricultural Cooperative Federation. Celltrion had an unused commitment related to the letter of credit of $5.7 million as of June 30, 2004.

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

Substantially all of the Company’s revenue is derived from government contracts and grants. Future sales to U.S. government agencies will depend, in part, on the Company’s ability to meet U.S. government agency contract requirements. U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion. The U.S. government may terminate any of its contracts with the Company either for its convenience or if the Company defaults by failing to perform in accordance with the contract schedule and terms. If the U.S. government terminates any of its contracts, the Company may be liable to the U.S. government for damages or to sub-contractors, service providers or vendors for goods and services that may no longer be reimbursable by the U.S. government. See Subsequent Events in Note 16.

14. Legal Proceedings

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased the Company’s securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and the Company’s future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. As of June 30, 2004, the Company believed that it had strong defenses and intended to defend these actions vigorously. See Subsequent Events in Note 16.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of the Company’s stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of June 30, 2004, the Company has provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in Note 16.

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

15. Segment Information

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

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from the U.S. Department of Health and Human Services, the National Institutes of Health and related entities. From its inception through June 30, 2004, Celltrion had not been operational or earned any revenues. All of VaxGen’s operating assets are located in the United States of America. Celltrion’s operating assets are located in the Republic of Korea.

Information regarding the segments is stated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

Revenues	2004	2003	2004	2003

VaxGen	$11,241	$4,176	$15,321	$6,922
Celltrion	—	n/a	—	n/a
Eliminations	(132)	n/a	(267)	n/a

Total	$11,109	$4,176	$15,054	$6,922

	Three Months Ended June 30,		Six Months Ended June 30,

Depreciation and Amortization	2004	2003	2004	2003

VaxGen	$442	$310	$746	$593
Celltrion	445	n/a	882	n/a
Eliminations	(407)	n/a	(810)	n/a

Total	$480	$310	$818	$593

	Three Months Ended June 30,		Six Months Ended June 30,

Equity in Loss of Affiliate	2004	2003	2004	2003

VaxGen (in Celltrion)	$(780)	$(201)	$(1,432)	$(6,000)
Celltrion (in VCI)	(144)	n/a	(527)	n/a
Eliminations	924	n/a	1,959	n/a

Total	$—	$(201)	$—	$(6,000)

	Three Months Ended June 30,		Six Months Ended June 30,

Net Loss	2004	2003	2004	2003

VaxGen	$(17,551)	$(5,119)	$(25,977)	$(9,498)
Celltrion	(1,643)	n/a	(3,051)	n/a
Eliminations	1,596	n/a	2,937	n/a

Total	$(17,598)	$(5,119)	$(26,091)	$(9,498)

Property, Plant and Equipment, net	June 30, 2004	December 31, 2003

VaxGen	$20,071	$18,517
Celltrion	77,252	n/a
Eliminations	(134)	n/a

Total	$97,189	$18,517

Investment in Affiliate	June 30, 2004	December 31, 2003

VaxGen (in Celltrion)	$33,129	$34,561
Celltrion (in VCI)	5,232	n/a
Eliminations	(38,361)	n/a

Total	$—	$34,561

Total Assets	June 30, 2004	December 31, 2003

VaxGen	$85,956	$94,464
Celltrion	127,358	n/a
Eliminations	(73,270)	n/a

Total	$140,044	$94,464

	Three Months Ended June 30,		Six Months Ended June 30,

Purchases of Property and Equipment	2004	2003	2004	2003

VaxGen	$(1,169)	$(5,039)	$(2,300)	$(9,100)
Celltrion	(6,877)	n/a	(18,459)	n/a
Eliminations	—	n/a	—	n/a

Total	$(8,046)	$(5,039)	$(20,759)	$(9,100)

16. Subsequent Events

                    Series A Warrants

For the period from July 1, 2004 to September 21, 2004, the Company paid $0.5 million in cash penalty payments to the holders of the Series A Warrants.

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

Per the terms of the amended lease agreement, VaxGen’s future minimum annual payments under operating lease obligations will increase as follows:

	June 30, 2004	Increase due to Amendment	Adjusted Payments

2004	$1,402	$—	$1,402
2005	2,847	425	3,272
2006	2,687	1,185	3,872
2007	1,930	1,296	3,226
2008	1,236	1,554	2,790
2009 and beyond	—	31,435	31,435

Total	$10,102	$35,895	$45,997

                    Resolution of Class Action Suit and Derivative Suit

In May 2005, the United States District Court for the Northern District of California dismissed with prejudice the class action lawsuit (No. C03-1129 JSW) filed against the Company in March 2003.

The Company settled the shareholder’s derivative lawsuit that had been filed following the February 2003 announcement by the Company of clinical trial results relating to its AIDSVAX product. Under the terms of the settlement, the Company paid $0.5 million to the derivative plaintiffs to cover attorney’s fees and agreed to make certain changes in its disclosure practices and procedures. The court approved the settlement in September 2005.

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

In addition, and also on December 30, 2004, VaxGen exercised its right to acquire all of Celltrion’s shares of VCI for $7.7 million, making VaxGen the sole stockholder in VCI.

VaxGen and Celltrion entered into a Technical Support and Services Sub-Agreement (“Sub-Agreement”) effective in June 2005. The Sub-Agreement provides for VaxGen to assist Celltrion with services required under the Bristol-Myers Squibb Company agreement discussed below. Under the Sub-Agreement, VaxGen will be paid for out-of-pocket expenses and services rendered.

In July 2005, VaxGen participated in a round of fund-raising with the Korean Investors and Celltrion and purchased from Celltrion 239,068 shares of common stock for $1.2 million.

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

In April 2006, Celltrion entered into several agreements with A&G Pharmaceutical, Inc. (“A&G”) to manufacture and supply clinical and commercial material of GP88Ab as well as to develop and commercialize a partner for GP88Ab. Under the agreements, A&G granted or will grant to Celltrion a first right of negotiation to manufacture and supply the clinical materials for Phase 3 clinical trials as well as the commercial materials. Also, A&G granted Celltrion an exclusive license and sublicense to develop and have developed, make, use, offer for sale, sell and have sold products in the certain territory and additionally the right to give a sublicense to third parties with the approval of A&G. In return, A&G will receive from Celltrion milestone payments totaling $2 million upon completion of various phases to reach the Phase 2 clinical trials. In consideration for the commercialization license, Celltrion shall pay to A&G a royalty equal to a certain percentage of the net sales of Celltrion. Separately, on July 14, 2006, Celltrion purchased 769,230 shares of A&G common stock for $2 million.

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

In October 2006, Celltrion borrowed 20,000 million Korean Won ($21.0 million equivalent) from Shinhan Bank with a variable interest rate and a maturity of two-years. In connection to the borrowing, Celltrion entered into an interest rate swap agreement with Shinhan Bank in order to hedge the exposure to the variable interest rate.

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

                    Celltrion Stock, Options and Warrants

On July 14, 2004, Celltrion granted warrants to all of its existing stockholders to acquire 2.0 million shares, of its convertible preferred stock. The exercise price was 5,000 Korean Won ($4.34 equivalent) per preferred share. The exercise period was January 1, 2005 to December 31, 2005 (“Second Tranche”). On July 14, 2004, VaxGen and the Korean Investors amended the JVA that formed Celltrion (“Amended JVA”). Pursuant to the Amended JVA, Celltrion’s Board of Directors approved the First Tranche and the Second Tranche (collectively, “Warrants”).

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

In December 2004, Celltrion issued 1,356,800 shares of its preferred stock under the First Tranche at a price of 5,000 Korean Won ($4.56 equivalent) per share, resulting in net proceeds of 6,751 million Korean Won ($6.2 million equivalent). On December 30, 2004, Celltrion’s Board of Directors agreed to extend Nexol and Nexol Co.’s Warrant expiration date from December 31, 2004 to June 30, 2005 (“Extended First Tranche”).

On March 29, 2005 and March 24, 2006, Celltrion awarded stock option grants to employees for 302,900 and 267,950 common shares, respectively, at exercise prices of 7,675 Korean Won per share ($7.49 equivalent) and 7,047 Korean Won per share ($7.20 equivalent), respectively. These grants and the stock option grants issued in 2002, 2003 and 2004 contain an anti-dilution provision. Accordingly, in 2005 and 2006, all Celltrion stock option grants’ exercise prices and the number of shares granted were modified, per the terms of the original stock option agreements.

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

As a part of the initial capitalization of Celltrion, we made an in-kind contribution to Celltrion of the license and sub-license of certain cell culture technology used for the manufacture of pharmaceutical products. We received 7.8 million shares of Celltrion’s common stock for this contribution, representing approximately half of the then outstanding shares. In March 2002, we entered into a Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion. At June 30, 2004, we owned 46% of Celltrion and were the largest stockholder.

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

See Subsequent Events in Note 16 to the unaudited condensed financial statements for more information regarding events occurring after June 30, 2004.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters Ended June 30, 2004 and 2003

                    Revenues

	Three Months Ended June 30,		Percent change 2004/2003	Six Months Ended June 30,		Percent change 2004/2003

	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Research contracts and grants	$11,109	$3,861	188%	$15,054	$6,350	137%
Related party services	—	315	(100%)	—	572	(100%)

Total revenues	$11,109	$4,176	166%	$15,054	$6,922	117%

Total revenues increased by $6.9 million to $11.1 million in the three months ended June 30, 2004 over the comparable period in 2003 due primarily to an increase in activities related to our NIAID Contracts partially offset by a substantial decrease in revenues from AIDSVAX–related activities and a decrease in related party services and consisted principally of:

•	Contract revenues of $10.1 million recognized on our NIAID Contracts primarily reflecting work performed under the 2003 Anthrax Contract;

•	Grant revenues of $0.8 million from SAIC-Frederick, Inc. to complete certain residual activities related to the completion of the AIDSVAX clinical trials; and

•	Grant revenues of $0.2 million from two NIAID-funded SBIR grants.

Revenues in the three months ended June 30, 2003 primarily consisted of:

•	Contract revenues of $3.4 million recognized on the completion of work performed under the 2002 Anthrax Contract;

•	Grant revenues of $0.5 million from two NIAID-funded SBIR grants; and

•	Related party services revenues of $0.3 million earned as part of a consulting agreement with Celltrion.

Celltrion did not earn any revenues during these periods.

Total revenues increased by $8.1 million to $15.1 million in the six months ended June 30, 2004 over the comparable period in 2003 due primarily to an increase in activities related to our NIAID Contracts offset by a decrease in revenues from AIDSVAX–related activities and a decrease in related party services and consisted principally of:

•	Contract revenues of $13.7 million recognized on our NIAID Contracts primarily reflecting work performed under the 2003 Anthrax Contract;

•	Grant revenues of $0.9 million from SAIC-Frederick, Inc. to complete certain residual activities related to the completion of the AIDSVAX clinical trials; and

•	Grant revenues of $0.5 million from two NIAID-funded SBIR grants.

Revenues in the six months ended June 30, 2003 primarily consisted of:

•	Contract revenues of $5.7 million recognized on work performed under the 2002 Anthrax Contract;

•	Grant revenues of $0.6 million from two NIAID-funded SBIR grants; and

•	Related party services revenues of $0.6 million earned as part of a consulting agreement with Celltrion.

Celltrion did not earn any revenues during these periods.

Revenues earned in one period are not indicative of revenues to be earned in future periods. We expect future years’ revenues to be progressively less, as efforts shift from work done under the advanced development contracts to work under the SNS contract, from which no revenues will be earned until shipments commence. Related party services revenues for 2004 were eliminated due to the consolidation of Celltrion.

          Research and development expenses

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2004	2003 (Restated)	change 2004/2003	2004	2003 (Restated)	change 2004/2003

	(in thousands)			(in thousands)
Related party	$—	$30	(100%)	$55	$98	(44%)
Other	11,738	5,170	127%	18,376	10,809	70%

Total research and development	$11,738	$5,200	126%	$18,431	$10,907	69%

Research expenses include costs associated with research and testing of our product candidates prior to reaching the development stage and include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. Product development expenses include costs of preclinical development and conducting clinical trials, costs of internal personnel, drug supply costs, research fees charged by outside contractors, allocated overhead and co-development costs.

The following table details research and development expenses by major project:

	Three Months Ended June 30,		Percent change 2004/2003	Six Months Ended June 30,		Percent change 2004/2003

	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Direct Costs:
NIAID Contracts	$6,845	$1,813	277%	$8,869	$2,955	200%
AIDSVAX	187	1,399	(87%)	378	3,035	(88%)
Smallpox	754	228	231%	1,295	418	210%
VCI	721	170	323%	1,904	561	239%

Total direct costs	8,507	3,610	136%	12,446	6,969	79%
Indirect and other costs	3,231	1,590	103%	5,985	3,938	52%

Research and development expenses	$11,738	$5,200	126%	$18,431	$10,907	69%

The increase of $6.5 million in research and development expenses in the three months ended June 30, 2004 over the comparable period in 2003 was primarily due to:

•	Indirect research and development costs, which increased by $1.6 million, consisting primarily of:

	-	Other development costs, which increased by $0.9 million due to expanded operations;

-

Celltrion’s research and development expenses in the three months ended June 30, 2004 were $0.4 million; prior to January 1, 2004, Celltrion’s operations were not included in our consolidated results; and

	-	Increased facilities overhead costs of $0.3 million due to the expansion of the VCI facility.

•	Clinical trial expenses, which decreased by $1.1 million as the AIDSVAX Phase 3 clinical trials were completed in 2003 and expenses relating to those trials in 2004 were minimal.

•

Direct costs associated with our NIAID Contracts, which increased by $5.0 million primarily due to increased development work associated with the 2003 Anthrax Contract, relative to work on the 2002 Anthrax Contract in the comparable period in 2003;

•	Direct costs associated with our smallpox program, consisting primarily of labor costs, which increased by $0.5 million; and

•	Direct costs associated with supporting VCI, which increased by $0.5 million due to the expansion of the facility.

The increase of $7.5 million in research and development expenses in the six months ended June 30, 2004 over the comparable period in 2003 was primarily due to:

•

Direct costs associated with our NIAID Contracts, which increased by $5.9 million primarily due to increased development work associated with the 2003 Anthrax Contract, relative to work on the 2002 Anthrax Contract in the comparable period in 2003;

•	Clinical trial expenses, which decreased by $2.6 million as the AIDSVAX Phase 3 clinical trials were completed in 2003 and expenses relating to those trials in 2004 were minimal;

•	Indirect research and development costs, which increased by $2.0 million, consisting primarily of:

	-	Other development costs, which increased by $1.0 million due to expanded operations;

-

Celltrion’s research and development expenses in the six months ended June 30, 2004 were $0.7 million; prior to January 1, 2004, Celltrion’s operations were not included in our consolidated results; and

	-	Facilities overhead costs, which increased by $0.3 million.

•	Direct costs associated with supporting VCI, which increased by $1.3 million due to the expansion of the facility; and

•	Direct costs associated with our smallpox program, consisting primarily of labor costs, which increased by $0.9 million.

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

                    General and administrative expenses

	Three Months Ended June 30,		Percent change 2004/2003	Six Months Ended June 30,		Percent change 2004/2003

	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
General and administrative expenses	$5,675	$2,966	91%	$10,533	$6,391	65%

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The increase of $2.7 million in general and administrative expenses in the three months ended June 30, 2004 over the comparable period of 2003 was primarily due to:

•

Professional services, which increased by $1.0 million principally reflecting higher fees for accounting and auditing services and other professional fees associated with the beginning of new audits and the restatement of our prior years’ financial statements by our new auditors in April 2004, other fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002 (“SOX”);

•

Celltrion’s general and administrative expenses in the three months ended June 30, 2004 were $0.8 million; prior to January 1, 2004, Celltrion’s operations were not included in our consolidated results;

•	Personnel costs, which increased $0.7 million due to increased headcount to support our expanding operations;

•	Other miscellaneous expenses, which increased by $0.1 million; and

•	Recruiting fees, which increased by $0.1 million for certain senior management positions.

The increase of $4.1 million in general and administrative expenses in the six months ended June 30, 2004 over the comparable period of 2003 was primarily due to:

•

Professional services, which increased by $1.1 million principally reflecting higher fees for accounting and auditing services and other professional fees associated with the beginning of new audits and the restatement of our prior years’ financial statements by our new auditors in April 2004, other fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002 (“SOX”);

•	Celltrion’s general and administrative expenses in the six months ended June 30, 2004 were $1.3 million; prior to January 1, 2004, Celltrion operations were not included in our consolidated results;

•	Personnel costs, which increased $0.9 million due to increased headcount to support our expanding operations;

•	During the six months ended June 30, 2004, we provided $0.5 million for the settlement of derivative lawsuits;

•	Recruiting fees, which increased by $0.2 million for certain senior management positions; and

•	Other miscellaneous expenses, which increased by $0.1 million.

We expect that general and administrative expenses, including those of Celltrion, will exceed historical levels during the remainder of 2004 and in 2005 and will reflect substantial additional resources required to support our increased research and development activities, operations and public reporting requirements.

                    Other income (expense)

	Three Months Ended June 30,		Percent change 2004/2003	Six Months Ended June 30,		Percent change 2004/2003

	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Investment income	$168	$177	(5%)	$416	$380	9%
Valuation adjustments	(12,046)	(1,197)	906%	(13,722)	6,243	(320%)
Equity in loss of affiliate	—	(201)	(100%)	—	(6,000)	(100%)

Other income (expense)	$(11,878)	$(1,221)	873%	$(13,306)	$623	*

* Calculation not meaningful

The increase in other expense of $10.7 million in the three months ended June 30, 2004 from the comparable period in 2003 was primarily due to:

•

Mark-to-market valuation adjustments related to the our derivatives, which were other expense of $12.0 million in the three months ended June 30, 2004 and $1.2 million in the comparable period in 2003 primarily due to the May 2004 suspension of our SEC registration statement which caused the Series A Warrants to become redeemable for cash at the option of the Series A Warrant holders and due to changes in the fair value of our common stock; and

•	Our share of Celltrion’s losses, which were $0.2 million in 2003 compared to zero in 2004 as a result of the consolidation of Celltrion effective as of January 1, 2004.

The change to other expense of $13.3 million in the six months ended June 30, 2004 from other income of $0.6 million in the comparable period in 2003 was primarily due to:

•

Mark-to-market valuation adjustments related to the our derivatives, which were other expense of $13.7 million in the six months ended June 30, 2004 and other income of $6.2 million in the comparable period in 2003 primarily due to the May 2004 suspension of our SEC registration statement which caused the Series A Warrants to become redeemable for cash at the option of the Series A Warrant holders and due to changes in the fair value of our common stock; and

•	Our share of Celltrion’s losses, which were $6.0 million in 2003 compared to zero in 2004 as a result of the consolidation of Celltrion effective as of January 1, 2004.

We expect future mark-to-market adjustments relating to the valuation of derivatives will fluctuate, as the valuation calculation is sensitive to, and directly related to, the likelihood of derivative instrument triggering events occurring and the market price of our common stock on any given measurement date. Also, we anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalents and investments balances. In addition, we anticipate a significant increase in Celltrion’s interest expense in 2005 due to increased borrowings to finance its construction activities and the completion of certain phases of its construction activities for which interest was previously capitalized.

                    Minority interest in loss of subsidiary

	Three Months Ended June 30,		Percent change 2004/2003	Six Months Ended June 30,		Percent change 2004/2003

	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Minority interest in loss of subsidiary	$—	$92	(100%)	$ —	$ 255	(100%)

Minority interest in loss of subsidiary for the three months and six months ended June 30, 2003 reflects Celltrion’s share of the net loss of VCI. As of January 1, 2004, Celltrion was included in our consolidated results and accordingly, its share in the losses of VCI was eliminated in the consolidation of VaxGen, VCI and Celltrion.

                    Minority interest in loss of variable interest entity

	Three Months Ended June 30,		Percent change 2004/2003	Six Months Ended June 30,		Percent change 2004/2003

	2004	2003		2004	2003

	(in thousands)			(in thousands)
Minority interest in loss of variable interest entity	$584	$—	*	$1,125	$—	*

* Calculation not meaningful

Minority interest in loss of variable interest entity for the three months and six months ended June 30, 2004 reflects the interests of Celltrion’s other stockholders in the net loss of Celltrion. Prior to January 1, 2004, Celltrion was not included in our consolidated results and accordingly, the other stockholders’ share of Celltrion’s losses was not reflected in our consolidated results.

                    Charges related to Series A preferred stock

	Three Months Ended June 30,		Percent change 2004/2003	Six Months Ended June 30,		Percent change 2004/2003

	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Charges related to Series A preferred stock	$—	$(1,869)	(100%)	$—	$(2,311)	(100%)

There were no charges related to Series A preferred stock for the three or six months ended June 30, 2004 as all outstanding shares of Series A Preferred Stock were converted into common stock by December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

	2004	2003 (Restated)

	(in thousands)
As of June 30:
Cash, cash equivalents and investment securities	$18,240	$14,599
Working capital (deficit)	(6,238)	7,317

Six months ended June 30:
Cash provided by (used in):
Operating activities	(10,867)	(11,130)
Investing activities	(13,225)	(2,288)
Financing activities	12,635	11,952
Effect of exchange rate changes on cash	209	—
Capital expenditures (included in investing activities above)	(20,759)	(9,100)

Our primary financing requirements are for funding our day-to-day working capital requirements and capital equipment expenditures related to the manufacturing facilities in the Republic of Korea and California. As of June 30, 2004, we had $11.0 million in unused commitments to fund construction of the facilities in the Republic of Korea. The liabilities recognized as a result of consolidating Celltrion do not represent additional claims on VaxGen’s or VCI’s assets. Rather, they represent claims against the specific assets of Celltrion. Conversely, the assets recognized as a result of consolidating Celltrion do not represent additional assets that could be used to satisfy claims against VaxGen’s or VCI’s assets. The general creditors of VaxGen and VCI have no recourse to the general credit of Celltrion. The general creditors of Celltrion have no recourse to the general credit of VaxGen and VCI.

Through June 30, 2004, we financed our operations primarily through sales of our common stock, sales of Celltrion preferred stock, the issuance of Series A Preferred Stock as well as through revenues from research contracts and grants and debt to finance the purchase of land and construction of facilities in the Republic of Korea. Our future capital requirements will depend on several factors, including:

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

Net cash used in operating activities of $10.9 million and $11.1 million for the six months ended June 30, 2004 and 2003, respectively, was primarily attributable to our net losses although the effect of non-cash charges upon net cash used in operating activities was significant in both 2003 and 2004. For example,

•

A non-cash expense of $13.4 million and income of $6.2 million in the six months ended June 30, 2004 and 2003, respectively, reflecting changes in the fair value of outstanding derivatives. These changes in fair value primarily resulted from the May 2004 suspension of our SEC registration statement which caused the Series A Warrants to become redeemable for cash at the option of the Series A Warrant holders and due to changes in the fair value of our common stock;

•

Non-cash charges for our equity in loss of affiliate of $6.0 million for our share of Celltrion’s net losses for the six months ended June 30, 2003. Due to the consolidation of Celltrion in 2004 there was no similar charge in the same period of 2004;

•	Non-cash charges for depreciation and amortization of $0.8 million and $0.6 million for the six months ended June 30, 2004, and 2003, respectively; and

•

Non-cash charges for stock compensation of $0.8 million and $0.3 million for the six months ended June 30, 2004, and 2003, respectively. The increase in these charges in 2004 reflects $0.5 million from the consolidation of Celltrion.

Net cash used in investing activities consisted primarily of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in the six months ended June 30, 2004 were made in connection with the expansion of the Korean manufacturing facility ($18.5 million) and research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities ($2.3 million). Capital expenditures in the six months ended June 30, 2003 were made in connection with the expansion of research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities. We expect capital expenditures during the remainder of 2004 to increase substantially due to the ongoing expansion of the Korean and Californian manufacturing facilities. Net cash used in investing activities in 2004 also included $9.7 million from the consolidation of Celltrion as a variable interest entity effective January 1, 2004.

Net cash provided by our financing activities increased $0.7 million to $12.6 million in 2004 from $11.9 million in 2003 and primarily consisted of the proceeds from private placements and from Celltrion’s construction borrowings.

At June 30, 2004, $18.2 million, or 13%, of our assets consisted of cash, cash equivalents and short-term investments. We had a working capital deficit of $6.2 million at June 30, 2004, compared to working capital of $7.3 million at June 30, 2003. This $13.5 million decrease in working capital is primarily due to our derivative liabilities which increased by $14.4 million in fair value as a result of the May 2004 suspension of our SEC registration statement which caused the Series A Warrants to become redeemable for cash at the option of the Series A Warrant holders and due to changes in the fair value of our common stock.

We continually review alternatives to obtain additional financing and to increase revenues by procuring future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers. There can be no assurances that we will be successful in these efforts. The cancellation of the SNS Contract, the reaudit of our financial statements for the three years ended December 31, 2003, the resulting restatement of reports previously filed with the Securities and Exchange Commission, the lapsing of our registration statements and the delisting of our common stock may have an adverse impact on whether financing will be available or that it will be available on terms that we will accept. See Subsequent Events in Note 16.

As a result of the adoption of FIN 46R and the resulting consolidation of Celltrion, the following significant intercompany balances included in the Company’s consolidated balance sheet at December 31, 2003 have been eliminated as of June 30, 2004 (in thousands):

December 31, 2003

Due from related party	$386
Investment in affiliate	34,561
Other assets (1)	3,600
Current portion of obligation to related party	2,575
Obligation to related party, non-current	31,540

(1) An amount of $0.4 million included in the reported balance of $4.0 million of other assets at December 31, 2003 is not related to the consolidation of Celltrion.

Contractual Obligations

In June 2004, we engaged a sub-contractor to provide component materials for the NIAID project. The total commitment was for $6.8 million. If NIAID terminates the related parts of its contracts with us, we may have a financial liability to this sub-contractor and such amounts, if any, may not be reimbursable by NIAID. There were no other significant changes in our contractual obligations during the six months ended June 30, 2004.

The following table summarizes our significant contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	2004	2005-06	2007-08	2009 and beyond

			(in thousands)
Operating lease obligations (1)	$10,102	$1,402	$5,534	$3,166	$—
Celltrion obligations (2)	53,623	2,043	8,947	18,642	23,991
Purchase obligations (3)	362	162	50	20	130

Total contractual obligations	$64,087	$3,607	$14,531	$21,828	$24,121

(1)	Operating lease obligations include office and laboratory facilities under non-cancelable operating leases.

(2)	Celltrion obligations reflect principal and interest payments due on Celltrion’s construction loans and land financing as translated on June 30, 2004.

(3)	Purchase obligations include service agreements, contracts related to manufacturing and research operations and license agreements.

Off-Balance Sheet Arrangements

As of June 30, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In September 2005, the EITF reached a consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a beneficial conversion feature (“EITF 05-8”). Under EITF 05-08, the issuance of convertible debt with a BCF results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a BCF. A BCF is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. EITF 05-8 should be applied retrospectively to all instruments with a BCF accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. We do not expect the adoption of EITF 05-8 to have material impact on our consolidated financial position, results of operations or cash flows.

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

                    Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At June 30, 2004, we held available-for-sale securities in the principal amount of $16.3 million. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

                    Indebtedness

In January 2003, Celltrion obtained collateralized long-term financing of 52,000 million Korean Won ($44.2 million equivalent) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan are to be used for construction of the administration buildings and manufacturing facility. As construction progresses, the bank funds 60% of the progress payments (up to 52,000 million Korean Won), while Celltrion pays the remaining 40%. Celltrion’s land and construction in progress represent collateral for the outstanding Loan balance. Only interest payments are due monthly for the first four years of the Loan term, and principal and interest payments are due monthly for the remaining five years of the Loan term. Interest is adjusted quarterly, based on a 3-month Korean certificate of deposit rate plus 1.5% (an aggregate rate of 5.4% at June 30, 2004). At June 30, 2004, Celltrion owed 39,251 million Korean Won ($34.0 million equivalent) related to the Loan. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, the increase in interest payments due under the Loan would increase by an immaterial amount, and would not have a significant effect on our operations or cash flows. As of June 30, 2004, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

                    Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion. Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially affected by changes in these or other factors. We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiary are translated from Korean Won into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. If market foreign currency exchange rates were to change immediately and uniformly by 10% from levels at June 30, 2004, the change would not have a significant effect on our operations or cash flows. As of June 30, 2004, we did not invest in derivative financial instruments, currency swaps or other investments that alter foreign currency exposure.

                    Derivative Valuation Risk

The terms of our 2001 Series A Preferred Stock offering include registration rights and put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $3.9 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other expense of $10.4 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively; and other expense of $10.5 million and other income of $1.1 million for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, the embedded derivative liability was valued at $11.1 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions.

The inputs for the valuation analysis of the derivatives embedded in the Series A Warrants include the probabilities of certain triggering events, which we believed to be likely as of June 30, 2004. We did not file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, our registration statement on Form S-3 covering the resale of 655,078 shares of common stock issuable upon exercise of our warrants, issued in conjunction with the Series A Preferred Stock was suspended. Pursuant to the suspension of the registration statement, the Series A Warrants became redeemable for cash at the option of the Series A Warrant holders and we became liable for monthly cash penalty payments to the Series A Warrant holders. For the period from May 17, 2004 to June 30, 2004, we paid $0.3 million in cash penalty payments to the holders of the Series A Warrants. For a discussion of events in September of 2004, see Subsequent Events in Note 16 to the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports which we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation and identification of the material weaknesses in internal control over financial reporting as disclosed in Item 4 of our Form 10-Q for the quarter ended March 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased our securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and our future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. See Subsequent Events in Note 16 to the unaudited condensed financial statements.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of our stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of June 30, 2004, we have provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in Note 16 to the unaudited condensed financial statements.

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2004, there has been no significant change to the identified risk factors filed in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 26, 2006, other than the addition of risk factors associated with our newly consolidated VIE, Celltrion, and the “Risks Related to the Issuance of Series A 6% Cumulative Redeemable Convertible Preferred Stock (Series A Preferred Stock) and Warrants” which are discussed below.

You should carefully consider the following risk factors as well as other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described herein are not the only ones we face. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If events corresponding to any of these risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. In that case, the trading price of our common stock could decline. When used in the report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen.

Risks Related to the Issuance of Series A 6% Cumulative Redeemable Convertible Preferred Stock (Series A Preferred Stock) and Warrants

We may be obligated to redeem the common stock issued on exercise of the warrants and/or the warrants at a premium to the purchase or exercise price.

On May 23, 2001, we completed a private placement in which we issued 20,000 shares of our Series A Preferred Stock and warrants, or the Series A Warrants, to purchase common stock for aggregate proceeds of $20.0 million. As of June 30, 2004, there were no shares of Series A Preferred Stock outstanding; however, there remain Series A Warrants to purchase 655,078 shares of common stock outstanding. As of June 30, 2004, only one share of common stock had been issued upon the exercise of Series A Warrants. The terms of the Series A Warrants give the holders a contractual right to require us to redeem all of the common stock issued upon exercise of the Series A Warrants or the Series A Warrants at a 20% premium to the gain that holders may receive upon conversion of the Series A Warrants under certain circumstances including:

•	if we breach certain of our obligations under the purchase agreements between us and the holders;

•	if our stock is delisted or not quoted on an approved stock exchange or the Nasdaq National Market or Small Cap Market for five consecutive days; or

•	if we are insolvent or certain actions are taken as part of a bankruptcy proceeding.

We did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, our registration statement on Form S-3 covering the resale of 655,078 shares of common stock issuable upon exercise of our warrants, issued in conjunction with the Series A Preferred Stock was suspended. Pursuant to the suspension of the registration statement, the Series A Warrants became redeemable for cash at the option of the Series A Warrant holders and we became liable for monthly cash penalty payments to the Series A Warrant holders. For the period from May 17, 2004 to June 30, 2004, we paid $0.3 million in cash penalty payments to the holders of the Series A Warrants. For a discussion of events in September of 2004, see Subsequent Events in Note 16 to the condensed consolidated financial statements.

Continued penalty payments or the redemption of the Series A Warrants would require the expenditure of a significant amount of cash and, consequently, could harm our business.

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

Celltrion has not yet completed its full capitalization and we have not completed the transfer of our technology to Celltrion. Two of the existing investors in Celltrion have failed to meet a total of $6.3 million in funding obligations. Celltrion will be unable to validate and operate the manufacturing facility in Korea if Celltrion is unable to secure or raise the necessary funding or does not receive the necessary technology for the manufacture of mammalian cell culture or other biopharmaceutical products.

Even if Celltrion successfully completes the construction of its South Korean manufacturing facility, we cannot be certain that the facility will pass domestic or foreign regulatory approvals or be able to manufacture mammalian cell culture products in commercial quantities on a cost-effective basis or at all. In addition, as of June 30, 2004, Celltrion has not secured any agreements under which products would be produced at this facility, and it is uncertain whether there will be sufficient demand for mammalian cell culture biomanufacturing to make this facility profitable.

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

Celltrion’s manufacturing facilities are located in the Republic of Korea. These facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although Celltrion maintains general business insurance against fires and some general business interruptions, there can be no assurance that the scope or amount of coverage will be adequate in any particular case.

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

Other Risks

We are involved in litigation concerning the results of our AIDSVAX Phase III clinical trial.

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

Celltrion relies on subcontractors to perform certain tasks related to the construction of their manufacturing facility. Any significant delays in performing these tasks by subcontractors, or a failure to perform them in compliance with applicable governmental regulations, could cause Celltrion to fail to complete their facility in a timely manner, if at all, which may cause them to be in breach under their customer contracts and cause those contracts to be terminated. We cannot assure you that one or more of these subcontractors will not be delayed in performing, or fail to perform their obligations under these contracts in compliance with applicable legal requirements.

Celltrion’s suppliers may fail to provide, or may be delayed in providing, Celltrion with the necessary materials to produce their products.

When Celltrion begins production at their manufacturing facility, they will be relying on suppliers to provide them with the necessary materials to produce their products. Any significant delays in obtaining any of these materials from suppliers or other failure by suppliers to perform as agreed may cause Celltrion to fail to perform under their contracts, which may cause Celltrion to be in breach under those contracts and cause those contracts to be terminated. We cannot assure you that Celltrion will not face shortages from one or more of these suppliers in the future. We cannot ensure that if a shortage of materials occurs, that Celltrion will be able to obtain suppliers that will agree to provide them to us at terms favorable to us or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, at the 2004 Annual Meeting of Stockholders, the stockholders of the Company were asked to vote on the following items:

1.

To elect five directors, Lance K. Gordon, Franklin Berger, Randall L-W. Caudill, Michel Greco and William D. Young to serve until the Company’s 2005 Annual Meeting of Stockholders or until their earlier retirement, resignation or removal;

2.

To approve the amendment to the Company’s 2001 Employee Stock Purchase Plan (the “Plan”), to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 400,000 shares;

3.	To approve the amendment and restatement of the Company’s Bylaws; and

4.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

The results of the matters presented at the annual meeting, were as follows:

1.	Lance K. Gordon, Franklin Berger, Randall L-W. Caudill, Michel Greco and William D. Young were elected as directors of the Company to serve until the 2005 Annual Meeting of Stockholders as follows:

Name	For	Withheld

Lance K. Gordon	22,966,423	80,590
Franklin Berger	22,954,288	92,725
Randall L-W. Caudill	22,589,311	457,702
Michel Greco	22,968,838	78,175
William D. Young	20,142,740	2,904,273

2.	The approval of the amendment to the Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 400,000 shares was approved as follows:

For	Against	Abstain

9,346,365	313,641	37,218

3.	The approval of the amendment and restatement of the Company’s Bylaws was approved as follows:

For	Against	Abstain

20,022,425	2,972,174	52,414

4.	The ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors for the 2004 fiscal year was approved as follows:

For	Against	Abstain

22,982,922	41,673	22,418

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

(Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.4	Amended and Restated Bylaws, dated as of May 26, 2004.					X

10.57	Executive Employment Agreement between VaxGen and James M. Cunha, dated May 20, 2004. +	8-K	000-26483	6-06-05	10.2

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Section 1350 Certification					X

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