Form 10-Q
period 2004-09-30
VAXGEN INC
filed 2007-02-07
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

–	Amendment No. 1;

–	For the three months ended March 31, 2003 in our Form 10-Q for the three months ended March 31, 2004;

–	For the three and six months ended June 30, 2003 in our Form 10-Q for the three and six months ended June 30, 2004; and

–	For the three and nine months ended September 30, 2003, in this report.

Therefore, when considering financial information for 2003, you should rely only on Amendment No. 1, our Form 10-Q’s for the three months ended March 31 and June 30, 2004 and this report. Except as expressly stated herein, this report speaks to the September 30, 2004 date of this report.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in Amendment No. 1. The condensed consolidated financial information as of December 31, 2003 has been derived from audited consolidated financial statements not included herein.

VaxGen, Inc.

Form 10-Q

For the Quarter Ended September 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$6,715	$13,221
Investment securities	9,146	15,464
Accounts receivable	5,218	4,464
Unbilled accounts receivable	608	2,094
Due from related party	—	386
Prepaid expenses and other current assets	2,576	682

Total current assets	24,263	36,311
Investment in affiliate	—	34,561
Property and equipment	108,155	18,517
Restricted cash	1,274	1,092
Other assets	3,723	3,983

Total assets	$137,415	$94,464

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,315	$4,908
Accrued and other current liabilities	7,820	4,155
Derivative liabilities	—	3,407
Current portion of obligation to related party	—	2,575
Due to related parties	6,945	210

Total current liabilities	21,080	15,255
Non-current obligations	46,868	—
Obligation to related party, non-current	—	31,540
Other liabilities	809	629

Total liabilities	68,757	47,424

Commitments and contingencies (Note 13)
Minority interest in subsidiary	—	5,818

Minority interest in variable interest entity	25,139	—

Stockholders’ equity:
Common stock	256	250
Additional paid-in capital	224,674	184,032
Deferred stock compensation	(1,716)	(242)
Accumulated deficit	(183,361)	(146,438)
Accumulated other comprehensive income	3,666	3,620

Total stockholders’ equity	43,519	41,222

Total liabilities, minority interest and stockholders’ equity	$137,415	$94,464

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 (Restated)	2004	2003 (Restated)

Revenues:
Research contracts and grants	$7,254	$6,585	$22,308	$12,935
Related party services	—	333	—	905

Total revenues	7,254	6,918	22,308	13,840

Operating expenses:
Research and development:
Related party	—	22	55	119
Other	10,431	8,312	28,807	19,121

Total research and development	10,431	8,334	28,862	19,240
General and administrative	6,101	3,379	16,633	9,770

Loss from operations	(9,278)	(4,795)	(23,187)	(15,170)

Other income (expense):
Investment income and other	88	48	503	427
Valuation adjustments	(2,461)	(3,544)	(16,183)	2,699
Equity in loss of affiliate	—	(510)	—	(6,510)

Total other income (expense)	(2,373)	(4,006)	(15,680)	(3,384)

Net loss before minority interest	(11,651)	(8,801)	(38,867)	(18,554)
Minority interest in loss of subsidiary	—	279	—	534
Minority interest in loss of variable interest entity	819	—	1,944	—

Loss before cumulative effect of change in accounting principle	(10,832)	(8,522)	(36,923)	(18,020)

Cumulative effect of change in accounting principle	—	700	—	700

Net loss	(10,832)	(7,822)	(36,923)	(17,320)
Charges related to Series A preferred stock:
Dividends	—	(6)	—	(109)
Accretion to redemption value	—	(86)	—	(848)
Beneficial conversion charges	—	(177)	—	(1,623)

Net loss applicable to common stockholders	$(10,832)	$(8,091)	$(36,923)	$(19,900)

Basic and diluted loss per share applicable to common stockholders	$(0.43)	$(0.40)	$(1.46)	$(1.11)

Weighted average shares used in computing basic and diluted loss per share applicable to common stockholders	25,371	20,561	25,214	17,939

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2004	2003 (Restated)

Cash flows from operating activities:
Net loss	$(36,923)	$(17,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of subsidiary	—	(534)
Minority interest in loss of variable interest entity	(1,944)	—
Depreciation and amortization	1,271	857
Amortization of premiums and discounts on investment securities	232	(137)
Stock compensation expense	1,394	508
Valuation adjustments	15,402	(1,699)
Cumulative effect of change in accounting principle	—	(700)
Equity in loss of affiliate	—	6,510
Changes in assets and liabilities:
Receivables	373	(1,581)
Prepaid expenses and other current assets	105	(1,329)
Accounts payable	3	3,810
Accrued and other current liabilities	3,130	(2,775)
Due to related parties	(210)	(681)
Other liabilities	(71)	57

Net cash used in operating activities	(17,238)	(15,014)

Cash flows from investing activities:
Purchase of investment securities	(15,975)	(4,614)
Proceeds from sale and maturities of investment securities	21,163	11,913
Purchase of property and equipment	(28,667)	(12,169)
Cash from consolidation of variable interest entity	9,723	—
Deposits and other	(399)	(918)
Change in restricted cash	8,481	(55)

Net cash used in investing activities	(5,674)	(5,843)

Cash flows from financing activities:
Stock issued in private placements, net	2,965	11,685
Proceeds from non-current obligations	13,267	—
Payments on non-current obligations	(1,169)	—
Exercise of employee stock options	575	693
Employee stock purchase plan	447	400
Other	93	(598)

Net cash provided by financing activities	16,178	12,180

Effect of exchange rate changes on cash	228	—

Decrease in cash and cash equivalents	(6,506)	(8,677)
Cash and cash equivalents at beginning of period	13,221	9,360

Cash and cash equivalents at end of period	$6,715	$683

Supplemental schedule of non cash investing and financing activities:
Accrued purchases of construction in progress	$5,652	$—
Accretion to redemption value of Series A preferred stock	—	848
Amortization of beneficial conversion feature of Series A preferred stock	—	1,623

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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

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

                    Basis of Presentation and Changes in Accounting Principles

In July 2003, the Company adopted FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). FAS 150 establishes standards for classification and measurement in the balance sheet of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). Financial instruments within the scope of FAS 150 are initially and subsequently measured at fair value. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003 and, otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.

Agreements that consist of a written put option and a purchased call option constitute financial instruments under FAS 150. VaxGen and Celltrion entered into such financial instruments in 2002. In accordance with APB 29, VaxGen recorded the financial instruments at fair value in 2002. There were no other-than-temporary declines in value recorded; therefore, the carrying value was not adjusted until VaxGen’s July 1, 2003 adoption of FAS 150. At that time, VaxGen determined the financial instruments’ current fair value and, in accordance with FAS 150, accounted for the $0.7 million change in fair value as a cumulative effect of a change in accounting principle.

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

During 2004, VaxGen adopted the provisions of FIN 46R and determined that both Celltrion and VCI were VIEs and that VaxGen is their primary beneficiary. Accordingly, in accordance with FIN 46R, the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2004 include the results of Celltrion as a VIE. VCI has been consolidated by VaxGen since its inception in the third quarter of 2002. As VaxGen and Celltrion are the only stockholders of VCI, the adoption of FIN 46R eliminated the Company’s accounting for Celltrion’s minority interest in VCI. Prior to implementing the consolidation provisions within FIN 46R, VaxGen had reflected Celltrion in its financial statements using the equity method.

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

At September 30, 2004, the following significant assets and liabilities of Celltrion are included in the unaudited condensed consolidated balance sheet (in thousands):

September 30, 2004

Cash and cash equivalents	$5,700
Property and equipment	86,855
Non-current obligations	46,868
Net assets	73,008

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

The results of operations of Celltrion included in the unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Operating expenses:
Research and development	$333	$1,022
General and administrative	1,135	2,382

Loss from operations	(1,468)	(3,404)
Other income	69	327
Minority interest	819	1,944

Net loss	$(580)	$(1,133)

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

The Company amended such financial information as part of the following:

–	Amendment No. 1;

–	For the three months ended March 31, 2003 in Form 10-Q for the three months ended March 31, 2004;

–	For the three and six months ended June 30, 2003 in Form 10-Q for the three and six months ended June 30, 2004; and

–	For the three and nine months ended September 30, 2003, in this report.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30, 2003

	Previously Reported	Adjustments	Restated

Revenues:
Research contracts and grants	$5,612	$973	$6,585
Related party services	132	201	333

Total revenues	5,744	1,174	6,918

Operating expenses:
Research and development:
Related party	249	(227)	22
Other	5,660	2,652	8,312

Total research and development	5,909	2,425	8,334
General and administrative	5,187	(1,808)	3,379

Loss from operations	(5,352)	557	(4,795)

Other income (expense):
Investment income and other	49	(1)	48
Valuation adjustments	(2,980)	(564)	(3,544)
Equity in loss of affiliate	—	(510)	(510)

Total other income (expense)	(2,931)	(1,075)	(4,006)

Net loss before minority interest	(8,283)	(518)	(8,801)
Minority interest in loss of subsidiary	428	(149)	279

Loss before cumulative effect of change in accounting principle	(7,855)	(667)	(8,522)
Cumulative effect of change in accounting principle	—	700	700

Net loss	(7,855)	33	(7,822)
Charges related to Series A preferred stock:
Dividends	(6)	—	(6)
Accretion to redemption value	(29)	(57)	(86)
Beneficial conversion charges	(288)	111	(177)

Net loss applicable to common stockholders	$(8,178)	$87	$(8,091)

Basic and diluted net loss per share applicable to common stockholders	$(0.40)	$—	$(0.40)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	20,561	—	20,561

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Nine Months Ended September 30, 2003

	Previously Reported	Adjustments	Restated

Revenues:
Research contracts and grants	$9,289	$3,646	$12,935
Related party services	439	466	905

Total revenues	9,728	4,112	13,840

Operating expenses:
Research and development:
Related party	1,301	(1,182)	119
Other	13,969	5,152	19,121

Total research and development	15,270	3,970	19,240
General and administrative	13,652	(3,882)	9,770

Loss from operations	(19,194)	4,024	(15,170)

Other income (expense):
Investment income and other	428	(1)	427
Valuation adjustments	1,071	1,628	2,699
Equity in loss of affiliate	—	(6,510)	(6,510)

Total other income (expense)	1,499	(4,883)	(3,384)

Net loss before minority interest	(17,695)	(859)	(18,554)
Minority interest in loss of subsidiary	1,012	(478)	534

Loss before cumulative effect of change in accounting principle	(16,683)	(1,337)	(18,020)
Cumulative effect of change in accounting principle	—	700	700

Net loss	(16,683)	(637)	(17,320)
Charges related to Series A preferred stock:
Dividends	(109)	—	(109)
Accretion to redemption value	(331)	(517)	(848)
Beneficial conversion charges	(2,747)	1,124	(1,623)

Net loss applicable to common stockholders	$(19,870)	$(30)	$(19,900)

Basic and diluted net loss per share applicable to common stockholders	$(1.11)	$—	$(1.11)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	17,939	—	17,939

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30, 2003

	Previously Reported	Adjustments	Restated

Cash provided by (used in):
Operating activities	$(15,654)	$640	$(15,014)
Investing activities	(869)	(4,974)	(5,843)
Financing activities	12,757	(577)	12,180

Increase in cash and cash equivalents	(3,766)	(4,911)	(8,677)
Cash and cash equivalents at beginning of period	4,449	4,911	9,360

Cash and cash equivalents at end of period	$683	$—	$683

The following tables reflect restatements of other comprehensive loss for various adjustments that are included in one or more of the categories discussed above (in thousands):

	Three Months Ended September 30, 2003

	Previously Reported	Adjustments	Restated

Net loss	$(7,855)	$33	$(7,822)

Other comprehensive income (loss):
Translation adjustment	—	1,203	1,203
Unrealized gain (loss)	(21)	—	(21)

Total other comprehensive income (loss)	(21)	1,203	1,182

Comprehensive loss	$(7,876)	$1,236	$(6,640)

	Nine Months Ended September 30, 2003

	Previously Reported	Adjustments	Restated

Net loss	$(16,683)	$(637)	$(17,320)

Other comprehensive loss:
Translation adjustment	—	979	979
Unrealized gain (loss)	(267)	—	(267)

Total other comprehensive income (loss)	(267)	979	712

Comprehensive loss	$(16,950)	$342	$(16,608)

3. Summary of Significant Accounting Policies

                    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Construction in progress primarily represents costs incurred for the design, construction and validation of the Company’s manufacturing facilities in the Republic of Korea and California. No depreciation is recognized for construction in progress until the related assets are operational. At September 30, 2004, the Korean and California manufacturing facilities were not yet operational and therefore, no depreciation had been recognized for these facilities. Equipment, consisting of laboratory equipment, computers and other office furniture and equipment, is depreciated using the straight-line method over the assets’ estimated useful lives of five to six years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease.

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

Celltrion grants employees stock options with approval by its Board of Directors and stockholders. Stock options are granted to Celltrion employees upon completion of one year of service. Shares under option vest 40% upon completion of the third year of service from the grant date. The remainder vests 30% each for the fourth and fifth year of service from the grant date. All Celltrion stock option grants expire no later than 9 years from the date of grant, unless cancelled earlier due to termination of employment or other events defined in the option agreement, such as the holder assigning or pledging their stock options or Celltrion being unable to comply with the exercise of the stock option due to bankruptcy or liquidation. Celltrion option grants for 51,900 preferred shares, 104,300 preferred shares and 123,250 preferred shares were granted to employees on March 24, 2004, February 22, 2003 and July 19, 2002, respectively. Celltrion stock options outstanding at September 30, 2004 had a weighted-average exercise price of 8,198 Korean Won ($7.12 equivalent). The Celltrion stock option agreement has an anti-dilution provision that is triggered by the issuance of new shares or warrants at prices which are lower than the option’s exercise price. In May 2004, based upon these anti-dilution provisions, the exercise price and number of shares granted for all outstanding options was changed due to the issuance of new shares at prices lower than the exercise price. These stock options are subject to variable accounting. Accordingly, subsequent changes in the value of Celltrion’s stock will result in increases or decreases in compensation expense until the options are exercised, cancelled or expire unexercised.

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share as restated would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 (Restated)	2004	2003 (Restated)

Net loss applicable to common stockholders – as reported	$(10,832)	$(8,091)	$(36,923)	$(19,900)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	192	40	408	159
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(1,784)	(2,005)	(5,746)	(5,750)

Net loss applicable to common stockholders – pro forma	$(12,424)	$(10,056)	$(42,261)	$(25,491)

Net loss per share applicable to common stockholders – basic and diluted, as reported	$(0.43)	$(0.40)	$(1.46)	$(1.11)
Net loss per share applicable to common stockholders – basic and diluted, pro forma	$(0.49)	$(0.49)	$(1.68)	$(1.42)

The value of each option grant and Employee Stock Purchase Plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no expected dividends):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

VaxGen Stock Option Plans
Risk-free .	3.61%	2.27%	3.77%	2.30%
Expected life in years	5.0	4.0	5.0	4.0
Volatility	102%	106%	100%	105%

Celltrion Stock Option Plan
Risk-free interest rate	4.88%	n/a	4.88%	n/a
Expected life in years	6.0	n/a	6.0	n/a
Volatility	71%	n/a	72%	n/a

Employee Stock Purchase Plan
Risk-free interest rate	1.86%	0.91%	1.36%	1.02%
Expected life in years	1.0	1.0	1.0	1.0
Volatility	84%	146%	88%	140%

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

In June 2005, the FASB issued FSP FAS 150-5, Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FAS 150-5”). FAS 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS 150-5 is effective for the first reporting period beginning after September 30, 2005. Although the Company does have outstanding warrants as of July 1, 2005, the shares issued upon exercise of the warrants are not redeemable; consequently, the Company does not expect the adoption of FAS 150-5 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

4. Net Loss per Share

Basic net loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding VaxGen stock options, warrants and Employee Stock Purchase Plan, which are listed below. For all periods presented, such potential common shares were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

	September 30,

	2004	2003

Potentially dilutive securities:
Options to purchase common stock	4,559,895	3,758,058
Warrants to purchase common stock	1,845,620	985,159
Employee Stock Purchase Plan	—	197,759

Total	6,405,515	4,940,976

5. Balance Sheet Components

                    Restricted Cash

At September 30, 2004 and December 31, 2003, VaxGen had restricted cash of $1.1 million as compensating balances to support outstanding letters of credit. The letters of credit, which are renewed annually, relate to VaxGen’s leases and utility services. At September 30, 2004, Celltrion had restricted cash of 200 million Korean Won ($0.2 million equivalent). At January 1, 2004, Celltrion maintained a restricted cash deposit of 10,000 million Korean Won with its lending bank, representing a minimum deposit required to secure a loan. The restriction on this restricted cash was lifted during September 2004.

                    Property and Equipment

The following is a summary of property and equipment (in thousands):

	September 30, 2004	December 31, 2003

Construction in progress	$89,200	$14,347
Land	13,060	—
Leasehold improvements	3,228	3,138
Machinery, furniture and equipment	8,483	5,466

Sub-total	113,971	22,951
Less: accumulated depreciation and amortization	(5,816)	(4,434)

Total	$108,155	$18,517

                    Accrued and Other Current Liabilities

Accrued and other current liabilities at September 30, 2004 and December 31, 2003 included employment and severance benefit accruals of $2.5 million and $2.9 million, respectively, and customer deposits of $1.4 million and zero, respectively.

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

In January 2003, Celltrion obtained secured long-term financing of 52,000 million Korean Won (equivalent to $44.2 million) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan are to be used for construction of the Incheon administration buildings and manufacturing facility. As construction progresses, the bank funds 60% of the progress payments (up to 52,000 million Korean Won), while Celltrion pays the remaining 40%. Celltrion’s land and construction in progress represent collateral for the outstanding Loan balance. There are no significant financial covenants in the Loan agreements. As of September 30, 2004, the carrying amounts for land and construction in progress were 15,033 million Korean Won and 84,146 million Korean Won (equivalent to $13.1 million and $73.0 million), respectively. At September 30, 2004, Celltrion had unused commitments related to the Loan of 8,699 million Korean Won (equivalent to $7.6 million). Only interest payments are due monthly for the first four years of the Loan term, and principal and interest payments are due monthly for the remaining five years of the Loan term. Interest is adjusted quarterly, based on a 3-month Korean certificate of deposit rate plus 1.5% (interest rate of 5.4% at September 30, 2004). Cash outlays for interest on borrowings related to this loan totaled $0.5 million and $1.3 million for the three and nine months ended September 30, 2004, respectively.

The following is a U. S. dollar summary of non-current obligations (in thousands, presented at September 30, 2004 exchange rates):

September 30, 2004

Land purchase obligation	$9,070
Less: current portion	—

Non-current land purchase obligation	9,070
Construction loan	37,618

Sub-total	46,688
Accrued long-term interest	180

Non-current obligations	$46,868

In addition, the Korean bank from which Celltrion obtained the Loan guarantees Celltrion’s outstanding balance under the Land Purchase Agreement. As a result, Celltrion pays the bank an annual guarantee fee of 1% of the outstanding land purchase balance.

For all non-current obligations, interest of $0.7 million and $1.7 million was capitalized for the three and nine months ended September 30, 2004, respectively. All capitalized interest is included in the cost basis of the buildings during construction. No significant interest has been expensed by Celltrion since its inception.

Principal payments due for current and non-current obligations as of September 30, 2004 are as follows (in thousands, presented at September 30, 2004 exchange rates):

2004	$—
2005	2,267
2006	5,015
2007	9,791
2008	7,523
2009 and beyond	22,092

Total	$46,688

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

During 2002, Celltrion sold 7,670,000 shares of preferred stock at a price of 5,000 Korean Won per share (equivalent to $3.78 per share), resulting in gross proceeds of $29.0 million and sold 455,000 shares of preferred stock at a price of 22,775 Korean Won per share (equivalent to $18.82 per share), resulting in gross proceeds of $8.6 million. During 2003, Celltrion sold 390,000 shares of preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share), resulting in gross proceeds of $7.3 million. As of September 30, 2004, VaxGen owned 7.8 million shares of Celltrion common stock, representing a 46% voting interest.

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

Under the Korean Commercial Code, in order for a corporation to be able to pay dividends, it must have distributable profits. Celltrion did not accrue any preferred stock dividends during the period from its inception through September 30, 2004 as it incurred losses and did not have distributable profits. In the event that there are distributable profits, holders of the preferred stock shall be entitled to a dividend preference on a cumulative basis so that any preferred dividend not paid in a given year will be forwarded to succeeding years as an outstanding obligation of Celltrion until paid off. All Celltrion preferred and common shares have equal voting rights.

As a result of consolidating Celltrion, the Company has a minority interest balance of $25.1 million in the unaudited condensed consolidated balance sheet at September 30, 2004, which represents the equity interests of Celltrion’s preferred stockholders based on voting interest. This amount is less than the carrying cost of the preferred stockholder’s investment by $22.7 million at September 30, 2004 because VaxGen’s investment in Celltrion was a non-monetary transaction which was eliminated upon the consolidation of VaxGen and Celltrion.

8. Equity Transactions

                    Warrants Issued By Celltrion

On April 13, 2004, Celltrion granted warrants to all of its existing stockholders to acquire a total of 4.0 million shares of its convertible preferred stock. The exercise price was 5,000 Korean Won ($4.38 equivalent) per preferred share. The exercise period was April 13, 2004 to December 31, 2004 (“First Tranche”).

Under the terms of the First Tranche, if the then-existing stockholders of Celltrion did not subscribe for all of the shares in the First Tranche (“Unsubscribed Shares”), the Celltrion Board of Directors would dispose of the Unsubscribed Shares as follows: (a) stockholder JS could purchase the same percent of the Unsubscribed Shares as JS’s percentage ownership in Celltrion as of April 13, 2004; and (b) stockholders Nexol or Nexol Co would then be allowed to subscribe for any remaining Unsubscribed Shares. Under the terms of the First Tranche, stockholders were required to notify Celltrion by May 30, 2004 stating that they would exercise their Celltrion Warrants before the December 31, 2004 expiration date. Otherwise, the First Tranche was forfeited and under the terms of the First Tranche, such Unsubscribed Shares would be made available to the other stockholders for purchase prior to December 31, 2004. As a result of the notices, all of the Unsubscribed Shares were allocated to Nexol and Nexol Co.

On July 14, 2004, Celltrion granted warrants to all of its existing stockholders to acquire a total of 2.0 million shares, of its convertible preferred stock. The exercise price was 5,000 Korean Won ($4.34 equivalent) per preferred share. The exercise period was January 1, 2005 to December 31, 2005 (“Second Tranche”).

On July 14, 2004, VaxGen and the Korean Investors amended the JVA that formed Celltrion (“Amended JVA”). Pursuant to the Amended JVA, Celltrion’s Board of Directors approved the First Tranche and the Second Tranche (collectively, “Celltrion Warrants”). Under the terms of the Second Tranche, if the then-existing stockholders of Celltrion did not subscribe for all of the shares in the Second Tranche, such Unsubscribed Shares would be sold to Nexol or Nexol Co. VaxGen, KT&G and JS were given a priority right over Nexol to purchase the Unsubscribed Shares.

In accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Celltrion recorded the Celltrion Warrants as a deemed dividend with offsetting charges to additional paid-in capital for their fair value as determined using the Black-Scholes Model. Using the Black-Scholes Model, the fair value of the First Tranche was determined to be $25.5 million and the fair value of the Second Tranche was determined to be $13.8 million.

To determine the fair value of the Celltrion Warrants at the date of grant, Celltrion utilized the following assumptions (no expected dividends):

	First Tranche	Second Tranche

Risk-free interest rate	4.88%	4.47%
Expected average life	0.72 year	1.47 year
Expected volatility	41.92%	43.27%

The following is a summary of Celltrion Warrants outstanding at September 30, 2004:

	Exercise Price	Term (in months)	Shares

First Tranche, April 13, 2004	5,000 Korean Won ($4.34 equivalent)	7.5	3,306,500
Second Tranche, July 14, 2004	5,000 Korean Won ($4.34 equivalent)	17.5	2,000,000

                    Celltrion Preferred Stock

In May 2004, Celltrion issued 693,500 shares of its convertible preferred stock under the First Tranche at a price of 5,000 Korean Won ($4.28 equivalent) per share, resulting in net proceeds of 3,447 million Korean Won($3.0 million equivalent). Daewoo purchased 63,745 of these shares and another vendor purchased 16,083 shares.

Celltrion’s preferred stock gives the preferred stockholders the right to 100 % cumulative dividends from Celltrion’s potential profits from the production of AIDSVAX. Celltrion preferred shares are convertible into Celltrion common shares at a ratio of 1:1, upon the earlier of the cancellation of the Supply Agreement between VaxGen and Celltrion or the thirteenth year of the JVA. No dividends were paid by Celltrion through September 30, 2004. The Supply Agreement can be cancelled by VaxGen with 30 days’ written notice or by either party in the event of a material breach of the contract that is unresolved. All Celltrion preferred and common shares have equal voting rights.

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

9. Series A Warrants

The terms of the 2001 Series A Mandatorily Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) and warrants (“Series A Warrants”) include registration rights and put features not under the Company’s control. These features are considered to be an embedded derivative liability and the Company determined the fair value of this derivative to be $3.9 million on the date of issuance. The Company did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, the Company’s registration statement on Form S-3 covering the resale of 655,078 shares of common stock issuable upon exercise of the Series A Warrants was suspended. Pursuant to the suspension of the registration statement, the Series A Warrants became redeemable for cash at the option of the Series A Warrant holders and the Company became liable for monthly cash penalty payments to the Series A Warrant holders. During the three and nine months ended September 30, 2004, the Company paid $0.5 million and $0.8 million, respectively, in cash penalty payments to the holders of the Series A Warrants.

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

The key inputs for the valuation analysis of these embedded derivatives at the date of the exchange for the Exchange Warrants were volatility of 121% and a risk free interest rate of 2.37%. The key inputs for the valuation analysis of the $0.01 per share Exchange Warrants were volatility of 90% and a risk free interest rate of 1.80%. The key inputs for the valuation analysis of the $16.00 Exchange Warrants were volatility of 109% and a risk free interest rate of 2.82%.

The valuation of the embedded derivatives associated with the Series A Warrants at the date of the exchange for the Exchange Warrants was $14.4 million and the valuation of the Exchange Warrants was $18.8 million. The $4.4 million difference in value is included as other expense in the statement of operations for the three and nine months ended September 30, 2004 and the $18.8 million value of the Exchange Warrants was recorded as an increase in additional paid-in capital.

Due to the quarterly revaluation of the embedded derivative liability, the Company recorded in the statements of operations other income of $1.7 million and other expense of $0.8 million for the three months ended September 30, 2004 and 2003, respectively; and other expense of $8.8 million and other income of $0.3 million for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004, the embedded derivative liability was valued at zero due to the issuance of the Exchange Warrants and the conversion of all of the outstanding Series A Preferred stock.

10. Related Party Transactions

In December 2002, Celltrion engaged Daewoo Engineering and Construction Co., Ltd. (“Daewoo”) to manage the construction of the Incheon manufacturing facility and administration buildings. In January 2003, Daewoo purchased 260,000 shares of Celltrion’s preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share). At the time of this purchase, Nexol’s and Celltrion’s Chief Executive Officer, who are the same person, entered into a purchase agreement with Daewoo. Per the terms of this purchase agreement, upon the completion of the construction of Celltrion’s facility, Daewoo would sell these shares to Nexol at the original purchase price. Celltrion’s Chief Executive Officer guaranteed this agreement. At September 30, 2004, 1,007 million Korean Won (equivalent to $0.9 million) is included in other non-current assets representing the remaining balance of advance payments made to Daewoo. Additionally, Celltrion had outstanding accounts payable due to Daewoo of $6.9 million as of September 30, 2004. During the three and nine months ended September 30, 2004, Celltrion paid Daewoo $2.9 million $16.5 million, respectively, related to the construction of the Incheon facilities. Celltrion was not consolidated with VaxGen as of or during the year ended December 31, 2003.

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

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	September 30, 2004	December 31, 2003

Deferred tax assets:
Net operating loss carryforwards	$46,585	$38,546
Research and other credit carryforwards	8,492	5,345
Deferred research expenses	1,142	1,447
Depreciation	2,560	1,818
Accrued liabilities	735	540
Other	(1,500)	(669)

Total gross deferred tax assets	58,014	47,027
Less: Valuation allowance	(58,014)	(47,027)

Net deferred tax assets	$—	$—

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 (Restated)	2004	2003 (Restated)

Statutory rate	34.0%	34.0%	34.0%	34.0%
Equity in loss of affiliate	0.0	(2.2)	0.0	(12.8)
Valuation adjustments	(11.2)	(15.4)	(15.8)	5.3
Equity-based compensation expense	(0.4)	(0.5)	(0.3)	(0.6)
Research and other credits	7.5	0.4	6.5	0.5
Exemption for foreign ownership	(0.6)	—	(1.4)	—
Change in foreign tax rates	—	—	(0.2)	—
Foreign tax rates less than statutory rate	(0.1)	—	(0.4)	—
Other	1.9	(0.2)	1.7	(0.7)
Change in valuation allowance	(31.1)	(16.1)	(24.1)	(25.7)

Effective tax rate	0.0%	0.0%	0.0%	0.0%

At September 30, 2004, VaxGen had U.S. federal and California net operating loss carryforwards of $118 million and $97 million, respectively. The U.S. federal and California net operating loss carryforwards expire from 2015 through 2024 and from 2005 through 2014, respectively. Additionally, as of September 30, 2004, VaxGen has federal research credits, expiring from 2015 through 2024, of $3.7 million and State of California research credits, carrying forward indefinitely, of $3.0 million. These carryforwards could be subject to certain limitations in the event there is a change in control of VaxGen.

As of September 30, 2004, Celltrion had net operating losses for Korean tax purposes of 6,821 million Korean Won (equivalent to $5.9 million). The carryforwards expire from 2007 to 2009. Additionally, Celltrion has various tax credit carryforwards, expiring from 2007 to 2010, totaling 3,266 million Korean Won (equivalent to $2.8 million) at September 30, 2004. These carryforwards could be subject to certain limitations in the event there is a change in control of Celltrion. Celltrion is exempt from paying the annual property tax on 100% of the share of its building and land related to foreign investment through 2007 and 50% of the share of foreign investment for three years thereafter. In addition, Celltrion will receive tax holidays related to the share of income tax related to foreign investment, once it begins earning income or 5 years after Celltrion was granted the tax holiday, whichever occurs first. The tax holiday will equal 100% of VaxGen’s foreign investment share of Celltrion’s income taxes from 2002 through 2009, and 50% of the foreign investment share for three years thereafter. Benefits received based upon foreign investment shares are subject to change based upon subsequent changes in the foreign investment as a percentage of total ownership.

12. Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 (Restated)	2004	2003 (Restated)

Net loss	$(10,832)	$(7,822)	$(36,923)	$(17,320)

Other comprehensive income (loss):
Foreign currency translation adjustments	10	1,203	84	979
Unrealized gains on available-for-sale securities	49	(21)	(38)	(267)

Other comprehensive income (loss)	59	1,182	46	712

Comprehensive loss	$(10,773)	$(6,640)	$(36,877)	$(16,608)

The Company’s accumulated other comprehensive income balance consists of the following (in thousands):

	September 30, 2004	December 31, 2003

Foreign currency translation adjustments	$3,697	$3,613
Unrealized gains on available-for-sale securities	(31)	7

Accumulated other comprehensive income	$3,666	$3,620

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

In July 2003, Celltrion obtained a letter of credit amounting to $7.0 million for the construction of facilities from the National Agricultural Cooperative Federation. During the three months ended September 30, 2004, this letter of credit was reduced to $5.0 million. Celltrion had an unused commitment related to the letter of credit of $3.7 million as of September 30, 2004.

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

14. Legal Proceedings

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased the Company’s securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and the Company’s future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. As of September 30, 2004, the Company believed that it had strong defenses and intended to defend these actions vigorously. See Resolution of Class Action Suit and Derivative Suit in Subsequent Events in Note 16.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of the Company’s stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of September 30, 2004, the Company has provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in Note 16.

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

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from the U.S. Department of Health and Human Services, the National Institutes of Health and related entities. From its inception through September 30, 2004, Celltrion had not been operational or earned any revenues. All of VaxGen’s operating assets are located in the United States of America. Celltrion’s operating assets are located in the Republic of Korea.

Information regarding the segments is stated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

Revenues	2004	2003	2004	2003

VaxGen	$7,346	$6,918	$22,666	$13,840
Celltrion	—	n/a	—	n/a
Eliminations	(92)	n/a	(358)	n/a

Total	$7,254	$6,918	$22,308	$13,840

	Three Months Ended September 30,		Nine Months Ended September 30,

Depreciation and Amortization	2004	2003	2004	2003

VaxGen	$404	$264	$1,150	$857
Celltrion	456	n/a	1,338	n/a
Eliminations	(407)	n/a	(1,217)	n/a

Total	$453	$264	$1,271	$857

	Three Months Ended September 30,		Nine Months Ended September 30,

Equity in Loss of Affiliate	2004	2003	2004	2003

VaxGen (in Celltrion)	$(191)	$510	$(1,623)	$(6,510)
Celltrion (in VCI)	(130)	n/a	(657)	n/a
Eliminations	321	n/a	2,280	n/a

Total	$—	$510	$—	$(6,510)

	Three Months Ended September 30,		Nine Months Ended September 30,

Net Loss	2004	2003	2004	2003

VaxGen	$(11,333)	$(7,822)	$(37,310)	$(17,320)
Celltrion	(713)	n/a	(3,764)	n/a
Eliminations	1,214	n/a	4,151	n/a

Total	$(10,832)	$(7,822)	$(36,923)	$(17,320)

Property, Plant and Equipment, net	September 30, 2004	December 31, 2003

VaxGen	$21,299	$18,517
Celltrion	87,001	n/a
Eliminations	(145)	n/a

Total	$108,155	$18,517

Investment in Affiliate	September 30, 2004	December 31, 2003

VaxGen (in Celltrion)	$32,938	$34,561
Celltrion (in VCI)	5,190	n/a
Eliminations	(38,128)	n/a

Total	$—	$34,561

Total Assets	September 30, 2004	December 31, 2003

VaxGen	$76,362	$94,464
Celltrion	132,798	n/a
Eliminations	(71,745)	n/a

Total	$137,415	$94,464

	Three Months Ended September 30,		Nine Months Ended September 30,

Purchases of Property and Equipment	2004	2003	2004	2003

VaxGen	$(1,632)	$(3,069)	$(3,932)	$(12,169)
Celltrion	(6,276)	n/a	(24,735)	n/a
Eliminations	—	n/a	—	n/a

Total	$(7,908)	$(3,069)	$(28,667)	$(12,169)

16. Subsequent Events

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

                    Exchange Warrants

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

Per the terms of the amended lease agreement, VaxGen’s future minimum annual payments under operating lease obligations will increase as follows:

	September 30, 2004	Increase due to Amendment	Adjusted Payments

2004	$725	$—	$725
2005	2,847	425	3,272
2006	2,687	1,185	3,872
2007	1,930	1,296	3,226
2008	1,236	1,554	2,790
2009 and beyond	—	31,435	31,435

Total	$9,425	$35,895	$45,320

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

During 2005 and 2006, Celltrion modified the construction design and work scope for the production of generic and specific products in its construction agreement with Daewoo. As a result of this modification, the total construction cost increased to 67,551 million Korean Won plus 26.9 million Swiss francs (equivalent to $93.1 million) from the original construction agreement in January 2003.

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

In June 2006, Celltrion obtained collateralized long-term financing of 20,000 million Korean Won (equivalent to $21.1 million at the exchange rate on September 30, 2006) and $20.8 million from Woori Bank and Shinhan Bank, respectively, to be used for construction of a second manufacturing facility adjacent to the current facility. In addition, Celltrion entered into an interest rate swap agreement with Shinhan Bank in order to hedge the variable interest rate. Celltrion also entered into a currency swap agreement with Shinhan Bank to convert the U.S. dollar-denominated borrowing into Korean Won-denominated borrowing.

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

                    Celltrion Stock, Options and Warrants

Under the terms of the Second Tranche, the then-existing stockholders of Celltrion agreed on December 30, 2004 that they would not exercise their right to the Unsubscribed Shares in the Second Tranche provided that Nexol or Nexol Co purchased all of the Unsubscribed Shares in the First Tranche.

In December 2004, Celltrion issued 1,356,800 shares of its preferred stock under the First Tranche at a price of 5,000 Korean Won ($4.56 equivalent) per share, resulting in net proceeds of 6,751 million Korean Won ($6.2 million equivalent). On December 30, 2004, Celltrion’s Board of Directors agreed to extend Nexol and Nexol Co.’s Warrant expiration date from December 31, 2004 to September 30, 2005 (“Extended First Tranche”).

On March 29, 2005 and March 24, 2006, Celltrion awarded stock option grants to employees for 302,900 and 267,950, common shares, respectively, at exercise prices of 7,675 Korean Won ($7.49 equivalent) per share and 7,047 Korean Won ($7.20 equivalent) per share, respectively. These grants and the stock option grants issued in 2002, 2003 and 2004 contain an anti-dilution provision. Accordingly, in 2005 and 2006, all Celltrion stock option grants’ exercise prices and the number of shares granted were modified, per the terms of the original stock option agreements.

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

As a part of the initial capitalization of Celltrion, we made an in-kind contribution to Celltrion of the license and sub-license of certain cell culture technology used for the manufacture of pharmaceutical products. We received 7.8 million shares of Celltrion’s common stock for this contribution, representing approximately half of the then outstanding shares. In March 2002, we entered into a Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion. At September 30, 2004, we owned 46% of Celltrion and were the largest stockholder.

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

Subsequent Events

On September 26, 2006, we filed our amended Annual Report on Form 10-K/A for the years ended December 31, 2003, 2002 and 2001 with the SEC. We intend to apply for relisting on Nasdaq or American Stock Exchange upon filing our remaining delinquent reports. Our common stock is currently quoted on the OTC Pink Sheets as VXGN.PK.

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

See Subsequent Events in Note 16 to the unaudited condensed financial statements for more information regarding events occurring after September 30, 2004.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters Ended September 30, 2004 and 2003

                    Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent change 2004/2003			Percent change 2004/2003
	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Research contracts and grants	$7,254	$6,585	10%	$22,308	$12,935	72%
Related party services	—	333	(100%)	—	905	(100%)

Total revenues	$7,254	$6,918	5%	$22,308	$13,840	61%

Total revenues increased by $0.3 million to $7.3 million in the three months ended September 30, 2004 over the comparable period in 2003 as revenues recognized on our NIAID Contracts increased modestly and were partially offset by a decrease in revenues from AIDSVAX–related activities and a decrease in related party services and consisted principally of:

•	Contract revenues of $7.0 million recognized on our NIAID Contracts primarily reflecting work performed under the 2003 Anthrax Contract and the 2002 Contract;

•	Grant revenues of $0.2 million from two NIAID-funded SBIR grants; and

•	Grant revenues of $0.1 million from SAIC-Frederick, Inc. to complete certain residual activities related to the completion of the AIDSVAX clinical trials.

Revenues in the three months ended September 30, 2003 primarily consisted of:

•	Contract revenues of $6.0 million recognized on work performed under the 2002 Anthrax Contract;

•	Grant revenues of $0.3 million from two NIAID-funded SBIR grants;

•	Revenues of $0.3 million from the Walter Reed Army Institute of Research (“WRAIR”) under a new 2003 grant; and

•	Related party services revenues of $0.3 million earned as part of a consulting agreement with Celltrion.

Celltrion did not earn any revenues during these periods.

Total revenues increased by $8.5 million to $22.3 million in the nine months ended September 30, 2004 over the comparable period in 2003 due primarily to an increase in activities related to our NIAID Contracts offset by a decrease in revenues from AIDSVAX–related activities and a decrease in related party services and consisted principally of:

•	Contract revenues of $20.7 million recognized on our NIAID Contracts primarily reflecting work performed under the 2003 Anthrax Contract;

•	Grant revenues of $1.0 million from SAIC-Frederick, Inc. to complete certain residual activities related to the completion of the AIDSVAX clinical trials; and

•	Grant revenues of $0.6 million from two NIAID-funded SBIR grants.

Revenues in the nine months ended September 30, 2003 primarily consisted of:

•	Contract revenues of $11.7 million recognized on work performed under the 2002 Anthrax Contract;

•	Grant revenues of $0.9 million from two NIAID-funded SBIR grants;

•	Revenues of $0.3 million from the Walter Reed Army Institute of Research (“WRAIR”) under a new 2003 grant; and

•	Related party services revenues of $0.9 million earned as part of a consulting agreement with Celltrion.

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

                    Research and development expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent change 2004/2003			Percent change 2004/2003
	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Related party	$—	$22	(100%)	$55	$119	(54%)
Other	10,431	8,312	25%	28,807	19,121	51%

Total research and development	$10,431	$8,334	25%	$28,862	$19,240	50%

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

The following table details research and development expenses by major project:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent change 2004/2003			Percent change 2004/2003
	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Direct Costs:
NIAID Contracts	$4,964	$3,999	24%	$13,834	$6,954	99%
AIDSVAX	197	941	(79%)	576	3,976	(86%)
Smallpox	858	520	65%	2,154	937	130%
VCI	1,381	776	78%	3,284	1,337	146%

Total direct costs	7,400	6,236	19%	19,848	13,204	50%
Indirect and other costs	3,031	2,098	44%	9,014	6,036	49%

Research and development expenses	$10,431	$8,334	25%	$28,862	$19,240	50%

The increase of $2.1 million in research and development expenses in the three months ended September 30, 2004 over the comparable period in 2003 was primarily due to:

•

Direct costs associated with our NIAID Contracts, which increased by $1.0 million primarily due to increased development work associated with the 2003 Anthrax Contract, relative to substantial work on the 2002 Anthrax Contract in the comparable period in 2003;

•	Indirect research and development costs, which increased by $0.9 million, consisting primarily of:

	-	Other development costs, which increased by $0.4 million due to expanded operations;

-

Celltrion’s research and development expenses in the three months ended September 30, 2004 were $0.3 million; prior to January 1, 2004, Celltrion’s operations were not included in our consolidated results; and

	-	Increased facilities overhead costs of $0.2 million due to the expansion of the VCI facility.

•	Direct costs associated with supporting VCI, which increased by $0.6 million due to the expansion of the facility;

•	Clinical trial expenses, which decreased by $0.7 million as the AIDSVAX Phase 3 clinical trials were completed in 2003 and expenses relating to those trials in 2004 were minimal; and

•	Direct costs associated with our smallpox program, consisting primarily of labor costs, which increased by $0.3 million.

The increase of $9.6 million in research and development expenses in the nine months ended September 30, 2004 over the comparable period in 2003 was primarily due to:

•

Direct costs associated with our NIAID Contracts, which increased by $6.9 million primarily due to increased development work associated with the 2003 Anthrax Contract, relative to work on the 2002 Anthrax Contract in the comparable period in 2003;

•	Clinical trial expenses, which decreased by $3.4 million as the AIDSVAX Phase 3 clinical trials were completed in 2003 and expenses relating to those trials in 2004 were minimal;

•	Indirect research and development costs, which increased by $3.0 million, consisting primarily of:

	–	Other development costs, which increased by $1.4 million due to expanded operations;

–

Celltrion’s research and development expenses in the nine months ended September 30, 2004 were $1.0 million; prior to January 1, 2004, Celltrion’s operations were not included in our consolidated results; and

	–	Increased facilities overhead costs of $0.6 million.

•	Direct costs associated with supporting VCI, which increased by $1.9 million due to expansion of the VCI facility; and

•	Direct costs associated with our smallpox program, consisting primarily of labor costs, which increased by $1.2 million.

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

                    General and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent change 2004/2003			Percent change 2004/2003
	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
General and administrative expenses	$6,101	$3,379	81%	$16,633	$9,770	70%

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The increase of $2.7 million in general and administrative expenses in the three months ended September 30, 2004 over the comparable period of 2003 was primarily due to:

•	Personnel costs, which increased $0.9 million due to increased headcount to support our expanding operations;

•

Celltrion’s general and administrative expenses in the three months ended September 30, 2004 were $1.1 million; prior to January 1, 2004, Celltrion operations were not included in our consolidated results;

•

Professional services, which increased by $0.5 million principally reflecting higher fees for accounting and auditing services and other professional fees associated with the beginning of new audits and the restatement of our prior years’ financial statements by our new auditors in April 2004, other fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002 (“SOX”); and

•	Recruiting fees, which increased by $0.2 million for certain senior management positions.

The increase of $6.9 million in general and administrative expenses in the nine months ended September 30, 2004 over the comparable period of 2003 was primarily due to:

•

Celltrion’s general and administrative expenses in the nine months ended September 30, 2004 were $2.4 million; prior to January 1, 2004, Celltrion operations were not included in our consolidated results;

•

Professional services, which increased by $1.5 million principally reflecting higher fees for accounting and auditing services and other professional fees associated with the beginning of new audits and the restatement of our prior years’ financial statements by our new auditors in April 2004, other fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002 (“SOX”);

•	Personnel costs, which increased $1.7 million due to increased headcount to support our expanding operations;

•	During the nine months ended September 30, 2004, we provided $0.5 million for the settlement of derivative lawsuits;

•	Recruiting fees, which increased by $0.4 million for certain senior management positions; and

•	Other miscellaneous expenses, which increased by $0.4 million.

We expect that general and administrative expenses, including those of Celltrion, will exceed historical levels during the remainder of 2004 and in 2005 and will reflect substantial additional resources required to support our increased research and development activities, operations and public reporting requirements.

                    Other income (expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent change 2004/2003			Percent change 2004/2003
	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Investment income	$88	$48	83%	$503	$427	18%
Valuation adjustments	(2,461)	(3,544)	(31%)	(16,183)	2,699	(700%)
Equity in loss of affiliate	—	(510)	(100%)	—	(6,510)	(100%)

Other income (expense)	$(2,373)	$(4,006)	(41%)	$(15,680)	$(3,384)	363%

The decrease in other expense of $1.6 million in the three months ended September 30, 2004 from the comparable period in 2003 was primarily due to:

•	Mark-to-market valuation adjustments related to the our derivatives, which decreased by $1.1 million primarily due to changes in the fair value of our common stock; and

•	Our share of Celltrion’s losses, which were $0.5 million in 2003 compared to zero in 2004 as a result of the consolidation of Celltrion effective as of January 1, 2004.

The increase in other expense of $12.3 million in the nine months ended September 30, 2004 from the comparable period in 2003 was primarily due to:

•

Mark-to-market valuation adjustments related to the our derivatives, which changed to other expense of $16.2 million from other income of $2.7 million primarily due to the May 2004 suspension of our SEC registration statement which caused the Series A Warrants to become redeemable for cash at the option of the Series A Warrant holders and due to changes in the fair value of our common stock; and

•	Our share of Celltrion’s losses, which were $6.5 million in 2003 compared to zero in 2004 as a result of the consolidation of Celltrion effective as of January 1, 2004.

We do not expect future mark-to-market adjustments relating to the valuation of our derivatives because as of September 30, 2004 all of the underlying instruments were converted or exchanged for new instruments that do not include derivative features. Also, we anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalents and investments balances. In addition, we anticipate a significant increase in Celltrion’s interest expense in 2005 due to increased borrowings to finance its construction activities and the completion of certain phases of its construction activities for which interest was previously capitalized.

                    Minority interest in loss of subsidiary

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent change 2004/2003			Percent change 2004/2003
	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Minority interest in loss of subsidiary	$—	$279	(100%)	$—	$534	(100%)

Minority interest in loss of subsidiary for the three months and nine months ended September 30, 2003 reflects Celltrion’s share of the net loss of VCI. As of January 1, 2004, Celltrion was included in our consolidated results and accordingly, its share in the losses of VCI was eliminated.

                    Minority interest in loss of variable interest entity

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent change 2004/2003			Percent change 2004/2003
	2004	2003		2004	2003

	(in thousands)			(in thousands)
Minority interest in loss of variable interest entity	$819	$—	*	$1,944	$—	*

* Calculation not meaningful

Minority interest in loss of variable interest entity for the three months and nine months ended September 30, 2004 reflects the interests of Celltrion’s other stockholders in the net loss of Celltrion. Prior to January 1, 2004, Celltrion was not included in our consolidated results and accordingly, the other stockholders’ share of Celltrion’s losses was not reflected in our consolidated results.

                    Cumulative effect of change in accounting principle

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent change 2004/2003			Percent change 2004/2003
	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Cumulative effect of change in accounting principle	$—	$700	(100%)	$—	$700	(100%)

Cumulative effect of change in accounting principle for the three months and nine months ended December 31, 2003 relates to our adoption of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). From the inception of VCI in 2002 to our adoption of FAS 150, the fair value of the VCI Purchase Option increased by $0.7 million. This increase was accounted for in accordance with FAS 150 as a cumulative effect of change in accounting principle.

                    Charges related to Series A preferred stock

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent change 2004/2003			Percent change 2004/2003
	2004	2003 (Restated)		2004	2003 (Restated)

	(in thousands)			(in thousands)
Charges related to Series A preferred stock	$—	$(269)	(100%)	$—	$(2,580)	(100%)

There were no charges related to Series A preferred stock for the three or nine months ended September 30, 2004 as all outstanding shares of Series A Preferred Stock were converted into common stock by December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

	2004	2003 (Restated)

	(in thousands)
As of September 30:
Cash, cash equivalents and investment securities	$15,861	$6,828
Working capital (deficit)	3,183	(3,728)

Nine months ended September 30:
Cash provided by (used in):
Operating activities	(17,238)	(15,014)
Investing activities	(5,674)	(5,843)
Financing activities	16,178	12,180
Effect of exchange rate changes on cash	228	—
Capital expenditures (included in investing activities above)	(28,667)	(12,169)

Our primary financing requirements are for funding our day-to-day working capital requirements and capital equipment expenditures related to the manufacturing facilities in the Republic of Korea and California. As of September 30, 2004, we had $7.6 million in unused commitments to fund construction of the facilities in the Republic of Korea. The liabilities recognized as a result of consolidating Celltrion do not represent additional claims on VaxGen’s or VCI’s assets. Rather, they represent claims against the specific assets of Celltrion. Conversely, the assets recognized as a result of consolidating Celltrion do not represent additional assets that could be used to satisfy claims against VaxGen’s or VCI’s assets. The general creditors of VaxGen and VCI have no recourse to the general credit of Celltrion. The general creditors of Celltrion have no recourse to the general credit of VaxGen and VCI.

Through September 30, 2004, we financed our operations primarily through sales of our common stock, sales of Celltrion preferred stock, the issuance of Series A Preferred Stock as well as through revenues from research contracts and grants and debt to finance the purchase of land and construction of facilities in the Republic of Korea. Our future capital requirements will depend on several factors, including:

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

Net cash used in operating activities of $17.2 million and $15.0 million for the nine months ended September 30, 2004 and 2003, respectively, was primarily attributable to our net losses although the effect of non-cash charges upon net cash used in operating activities was significant in both 2003 and 2004. For example,

•

A non-cash expense of $15.4 million and income of $1.7 million in the nine months ended September 30, 2004 and 2003, respectively, reflecting changes in the fair value of outstanding warrants and derivatives. These changes in fair value primarily resulted from the May 2004 suspension of our SEC registration statement which caused the Series A Warrants to become redeemable for cash at the option of the Series A Warrant holders and due to changes in the fair value of our common stock;

•

Non-cash charges for our equity in loss of affiliate of $6.5 million for our share of Celltrion’s net losses for the nine months ended September 30, 2003. Due to the consolidation of Celltrion in 2004 there was no similar charge in the same period of 2004;

•

Non-cash charges for stock compensation of $1.4 million and $0.5 million for the nine months ended September 30, 2004, and 2003, respectively. The increase in these charges in 2004 reflects $0.7 million from the consolidation of Celltrion; and

•	Non-cash charges for depreciation and amortization of $1.3 million and $0.9 million for the nine months ended September 30, 2004, and 2003, respectively.

Net cash used in investing activities consisted primarily of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in the nine months ended September 30, 2004 were made in connection with the expansion of the Korean manufacturing facility ($24.7 million) and research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities ($3.9 million). Capital expenditures in the nine months ended September 30, 2003 were made in connection with the expansion of research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities. We expect capital expenditures during the remainder of 2004 to increase substantially due to the ongoing expansion of the Korean and Californian manufacturing facilities.

Net cash provided by our financing activities increased $4.0 million to $16.2 million in 2004 from $12.2 million in 2003 and primarily consisted of the proceeds from private placements and construction borrowings by Celltrion.

At September 30, 2004, $15.9 million, or 12%, of our assets consisted of cash, cash equivalents and short-term investments. We had working capital of $3.2 million at September 30, 2004, compared to a working capital deficit of $3.7 million at September 30, 2003. This $6.9 million increase in working capital is primarily due to our derivative liabilities which decreased to zero at September 30, 2004 from $6.2 million in fair value at September 30, 2003 as a result of the exchange of the Series A Warrants and the conversion of the Series A Preferred Stock.

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

As a result of the adoption of FIN 46R and the resulting consolidation of Celltrion, the following significant intercompany balances included in the Company’s consolidated balance sheet at December 31, 2003 have been eliminated as of September 30, 2004 (in thousands):

December 31, 2003

Due from related party	$386
Investment in affiliate	34,561
Other assets (1)	3,600
Current portion of obligation to related party	2,575
Obligation to related party, non-current	31,540

(1) An amount of $0.4 million included in the reported balance of $4.0 million of other assets at December 31, 2003 is not related to the consolidation of Celltrion.

Contractual Obligations

In June 2004, the Company engaged a sub-contractor to provide component materials for the NIAID project. The remaining commitment as of September 30, 2004 was for $5.8 million. If NIAID terminates the related parts of its contracts with the Company, the Company may have a financial liability to this sub-contractor and such amounts, if any, may not be reimbursable by NIAID. There were no other material changes in our contractual obligations during the nine months ended September 30, 2004.

The following table summarizes our significant contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	2004	2005-06	2007-08	2009 and beyond

	(in thousands)
Operating lease obligations (1)	$9,425	$725	$5,534	$3,166	$—
Celltrion obligations (2)	57,852	2,218	11,437	20,181	24,016
Purchase obligations (3)	281	81	50	20	130

Total contractual obligations	$67,558	$3,024	$17,021	$23,367	$24,146

(1) Operating lease obligations include office and laboratory facilities under non-cancelable operating leases.

(2) Celltrion obligations reflect principal and interest payments due on Celltrion’s construction loans and land financing as translated on September 30, 2004.

(3) Purchase obligations include service agreements, contracts related to manufacturing and research operations and license agreements.

Off-Balance Sheet Arrangements

As of September 30, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In June 2005, the FASB issued FSP FAS 150-5, Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FAS 150-5”). FAS 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS 150-5 is effective for the first reporting period beginning after September 30, 2005. Although we had outstanding warrants as of July 1, 2005, the shares issued upon exercise of the warrants are not redeemable; consequently, we do not expect the adoption of FAS 150-5 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

                    Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At September 30, 2004, we held available-for-sale securities in the principal amount of $9.1 million. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

                    Indebtedness

In January 2003, Celltrion obtained collateralized long-term financing of 52,000 million Korean Won ($44.2 million equivalent) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan are to be used for construction of the administration buildings and manufacturing facility. As construction progresses, the bank funds 60% of the progress payments (up to 52,000 million Korean Won), while Celltrion pays the remaining 40%. Celltrion’s land and construction in progress represent collateral for the outstanding Loan balance. Only interest payments are due monthly for the first four years of the Loan term, and principal and interest payments are due monthly for the remaining five years of the Loan term. Interest is adjusted quarterly, based on a 3-month Korean certificate of deposit rate plus 1.5% (an aggregate rate of 5.4% at September 30, 2004). If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, the increase in interest payments due under the Loan would increase by an immaterial amount, and would not have a significant effect on our operations or cash flows. At September 30, 2004, Celltrion owed 43,301 million Korean Won ($37.6 million equivalent) related to the Loan.

As of September 30, 2004, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

                    Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion. Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially affected by changes in these or other factors. We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiary are translated from Korean Won into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. If market foreign currency exchange rates were to change immediately and uniformly by 10% from levels at September 30, 2004, the change would not have a significant effect on our operations or cash flows. As of September 30, 2004, we did not invest in derivative financial instruments, currency swaps or other investments that alter foreign currency exposure.

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

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of our stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of September 30, 2004, we have provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in Note 16 to the unaudited condensed financial statements.

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2004, there has been no significant change to the identified risk factors filed in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 26, 2006, other than the addition of risk factors associated with our newly consolidated VIE, Celltrion, and the removal of “Risks Related to the Issuance of Series A 6% Cumulative Redeemable Convertible Preferred Stock (Series A Preferred Stock) and Warrants” because the Series A Preferred Stock and associated warrants are no longer outstanding as of September 30, 2004.

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

Risks Relating to Our Business

We do not have current financial statements and therefore you are not able to evaluate our current financial condition or operating history and results.

We are in the process of restating certain historical financial statements and engaged our new independent registered public accounting firm to reaudit those financial statements. In July 2004, we announced that we were reauditing and restating our financial statements for the fiscal years ended December 31, 2003 and 2002, because we determined that we should recognize revenue from certain government contracts as costs are incurred, instead of after completing contract milestones. In October 2004, we announced that we would also be reauditing and restating our financial statements for the fiscal year ended December 31, 2001. In connection with the restatement of our financial statements for the fiscal year ended December 31, 2001, we also made adjustments to our balance sheet as of December 31, 2000.

Effective January 1, 2004, we are required to consolidate Celltrion’s financial statements into our own. Celltrion maintains its records in accordance with Korean accounting principles; however, we require financial statements that are prepared in accordance with GAAP and which have been audited in conformity with U.S. Auditing Standards. Celltrion’s internal controls over financial reporting may not be sufficient to enable them to report their interim GAAP financial results to us on a timely basis. In addition, their independent registered public accounting firm could conclude that Celltrion’s internal controls over financial reporting are not sufficient to enable the registered public accounting firm to complete their required annual audit of Celltrion’s GAAP financial statements in a timely fashion, if at all.

If we do not receive adequate timely financial reporting from Celltrion, we could be delinquent in our filings required under Section 13 of the Exchange Act and we might not be able to maintain or file registration statements relating to shares of our common stock. If we are relisted and are unable to timely file periodic reports, we could again be delisted from Nasdaq. In addition, Celltrion’s failure to achieve and maintain an effective internal control environment for GAAP periodic financial reporting may also cause our investors to lose confidence in our filed financial statements, which could have a material adverse effect on the market price of our common stock.

We are not currently listed on a national exchange or on the Nasdaq National Market or Nasdaq SmallCap Market, and cannot assure you we will ever be listed.

As a result of our failure to have current financial statements for the fiscal years ended December 31, 2003, 2002 and 2001, we have been delisted from the Nasdaq, and our common stock is not currently listed on any national stock exchange or on Nasdaq or the Nasdaq SmallCap Market. Until we complete all necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, we will not be able to apply for our common stock to be re-listed on Nasdaq or for our common stock to be listed on a national exchange or the Nasdaq SmallCap Market. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting. In order to be eligible for relisting we must meet Nasdaq’s initial listing criteria, and we believe we will need to be in compliance with Sections 13 and 15(d) of the Exchange Act. Our common stock is currently traded on the Pink Sheets, LLC.

We are currently not eligible to register securities with the SEC, and may never regain compliance.

Until we have filed current financial statements and made all the necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, we will not be able to register any securities for re-sale. Until we are able to register securities with the SEC for resale, any purchasers who purchase our common stock or other securities directly from us, will have to rely on an exemption from the federal and state securities laws in order to resell their securities. We cannot estimate when, if ever, we will have, completed the restatement of our 2001 through 2003 financial statements, filed amended and outstanding reports and regained compliance with Sections 13 and 15(d) of the Exchange Act.

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

Even if Celltrion successfully completes the construction of its South Korean manufacturing facility, we cannot be certain that the facility will pass domestic or foreign regulatory approvals or be able to manufacture mammalian cell culture products in commercial quantities on a cost-effective basis or at all. In addition, as of September 30, 2004, Celltrion has not secured any agreements under which products would be produced at this facility, and it is uncertain whether there will be sufficient demand for mammalian cell culture biomanufacturing to make this facility profitable.

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

Celltrion’s manufacturing facilities are located in the Republic of Korea. These facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events.Although Celltrion maintains general business insurance against fires and some general business interruptions, there can be no assurance that the scope or amount of coverage will be adequate in any particular case.

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

Celltrion relies on subcontractors to perform certain tasks related to the construction of their manufacturing facility.Any significant delays in performing these tasks by subcontractors, or a failure to perform them in compliance with applicable governmental regulations, could cause Celltrion to fail to complete their facility in a timely manner, if at all, which may cause them to be in breach under their customer contracts and cause those contracts to be terminated.We cannot assure you that one or more of these subcontractors will not be delayed in performing, or fail to perform their obligations under these contracts in compliance with applicable legal requirements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

(Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.					X

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.61	Employment Agreement between VaxGen and Dr. Kathrin Jansen, dated September 30, 2004. +	8-K	000-26483	10-21-04	10.56

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Section 1350 Certification					X

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