Form 10-K
period 2004-12-31
VAXGEN INC
filed 2007-02-07
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Title of Each Class

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

Yes ☐    No ☒

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant on June 30, 2004 was $329.0 million.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of December 29, 2006 was 33,106,523.

EXPLANATORY NOTE

Pursuant to Rule 12b-10 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we are filing this Annual Report on Form 10-K for the year ended December 31, 2004 on the most current Form 10-K prescribed as of the date of this filing. Except as expressly stated herein, this Annual Report speaks to the December 31, 2004 date of this report. For a more current description of our Business and Risk Factors, you should refer to our Current Report on Form 8-K filed on February 16, 2006 and any subsequent filings we make with the Securities and Exchange Commission (“SEC”) under Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act.

Significant events occurring through the date of filing of this report are described in Note 22, Subsequent Events, which are included in the notes to our consolidated financial statements in Part II – Item 8 herein.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in Item 1A. – Risk Factors herein. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments. When used in this report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen.

Item 1.	Business

The Company

We are a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. We develop vaccines against inhalation anthrax and smallpox for the purpose of biodefense. In 2002 and 2003, we were awarded contracts with an aggregate of up to $101.2 million for the development of our anthrax vaccine (“NIAID Contracts”). On November 4, 2004, we were awarded a contract for $877.5 million to provide 75 million doses of our recombinant anthrax vaccine to the U.S. government Strategic National Stockpile (“SNS”) for civilian defense (“SNS Contract”). The SNS Contract also includes up to an additional $69 million in cost-plus fixed-fee task orders, which may be awarded at the government’s discretion. We expect to receive payment under the SNS contract when we deliver our anthrax vaccine and it is accepted by the U.S. government into the SNS.

We also are developing, for use in the United States and internationally, an attenuated smallpox vaccine that has already been licensed in Japan. The vaccine is being developed as an alternative to unattenuated smallpox vaccines already in the SNS. We initiated a Phase 1/2 trial for our smallpox vaccine candidate in October 2004, and the preliminary results from the trial showed no serious adverse events. We expect that the U.S. government will invite bids on one or more contracts for attenuated smallpox vaccine in 2005, and we expect to bid on any such contracts for smallpox vaccines to be used in the general population.

We intend to build a portfolio of biologic products by leveraging the income we expect to generate from our biodefense products and our capabilities in biopharmaceutical product development and biopharmaceutical manufacturing. Although we expect biodefense products to be an important component of our product portfolio for the foreseeable future, we intend to extend our business activities into non-biodefense products.

We were incorporated in 1995 to complete the development of an investigational recombinant protein vaccine designed to prevent infection by human immunodeficiency virus (“HIV”). Beginning in late 2001, we expanded our research and development to additional disease targets including the initiation of research on our anthrax and smallpox vaccine candidates. In 2002, we participated in the formation of Celltrion, Inc. (“Celltrion”).

                 Celltrion

Celltrion is a development stage biologics manufacturing company incorporated on February 26, 2002. Since that date its principal activities have consisted of design and construction of a manufacturing facility in Incheon, Republic of Korea, and partially funding the construction of our U.S. biopharmaceutical manufacturing facility, as well as raising capital and recruiting scientific and management personnel.

As a part of the initial capitalization of Celltrion and as part of the joint venture agreement (“JVA”), we made an in-kind contribution to Celltrion of the license and sub-license of certain cell-culture technology used for the manufacture of pharmaceutical products. We received 7.8 million shares of Celltrion’s common stock for this contribution, representing approximately 48% of the then outstanding shares. In March 2002, we entered into a

Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion. At December 31, 2004, we owned 36% of Celltrion and were the largest stockholder.

During 2004, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (as revised, “FIN 46R”), and determined that Celltrion was a variable interest entity (“VIE”) from its inception in the first quarter of 2002 and that we were its primary beneficiary. Accordingly, our consolidated financial statements include the results of Celltrion as a VIE effective January 1, 2004.

                 Why Biodefense Vaccines

Vaccination has long been recognized as one of the most cost-effective forms of disease control. Many newly introduced vaccine products enjoy market exclusivity due to high clinical and regulatory barriers to entry, complex development and manufacturing processes and patent protection. Vaccines are particularly suited to address epidemics and the threat of infection by deadly pathogens, such as anthrax, smallpox, botulinum toxin, plague and Ebola, for a number of reasons, including the following:

•	Only vaccines have the potential for widespread prevention in advance of exposure to these pathogens;

•	Only vaccines provide long lasting protection against infection; and

•	The availability of vaccines may deter the use of a specific pathogen as a bioterrorism weapon.

The terrorist attacks of September through November 2001 in the United States changed political and budgetary attitudes towards bioterrorism threats. The U.S. government has since recognized that it must provide incentives for private industry to develop and manufacture biodefense products.

                 Our Strategy

Our goal is to be a leading commercial-stage biotechnology company focused on the treatment and prevention of infectious diseases. Key elements of our strategy include:

•

Complete our obligations under the SNS Contract. We were recently awarded an $877.5 million contract for the large-scale production of our recombinant anthrax vaccine. Our obligations include manufacturing 75 million doses of vaccine, which we expect to produce in 2006 and 2007. We intend to complete our obligations under this contract, to achieve substantial cash flows, and to build substantial manufacturing infrastructure and expertise at VaxGen;

•

Win a large-scale contract for the production of smallpox vaccine. We are preparing to bid on what we expect will be a large-scale contract from the federal government for the production of attenuated smallpox vaccine. We expect that this contract will be of similar size and scope to the SNS Contract for anthrax vaccine. We intend to compete vigorously for this contract if eligible, and to fulfill our obligations if it is awarded to us;

•

Leverage our products and manufacturing capacity. Under current federal regulations, we are able to sell our anthrax and smallpox vaccine candidates domestically to the military and private individuals, if and when licensed by the Food and Drug Administration (“FDA”), as well as to other allied governments, such as the U.K. government. We believe this provides us with the opportunity for substantial additional revenues from our vaccines. We intend to pursue these opportunities aggressively; and

•

Build our pipeline of product candidates for infectious disease. We currently own rights to an anthrax vaccine candidate and a smallpox vaccine candidate. Our expertise is in infectious disease, vaccines and manufacturing recombinant proteins. We intend to broaden our product pipeline through the acquisition or licensing of additional product candidates which fall within our expertise.

                 rPA102 Anthrax Vaccine

We are developing rPA102, a recombinant Protective Antigen anthrax vaccine candidate, with the assistance of funding through our NIAID Contracts. rPA102 is made using technology initially developed by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) and refined by VaxGen. rPA102 is designed to combine the benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax Protective Antigen (“PA”).

                 About Anthrax

Anthrax spores occur naturally occurring in soil samples throughout the world. Anthrax infections are most commonly acquired through cutaneous contact with infected animals and animal products or, less frequently, by inhalation or ingestion of spores. Cutaneous anthrax is caused when anthrax spores enter the body through a cut or abrasion. The incubation period following infection can be anywhere from one to 12 days. In contrast, the incubation period for inhalation anthrax is generally shorter, usually one to seven days. With inhalation anthrax, once symptoms appear, fatality rates are high even with the initiation of antibiotic and supportive therapy. Further, a portion of the anthrax spores, once inhaled, may remain dormant in the lung for several months and germinate causing disease well after the discontinuation of antibiotic therapy. Vaccine immunity is persistent and protects against the potential of such late onset disease.

In the fall of 2001, when anthrax-contaminated mail was deliberately sent through the U.S. Postal Service to government officials and members of the media, five people died and more became sick. These attacks heightened the urgency to develop a safe and effective recombinant anthrax vaccine for use in the general population.

Anthrax secretes three proteins, Protective Antigen (“PA”), Lethal Factor (“LF”) and Edema Factor (“EF”), which combine on the surface of human cells. Once LF or EF bind to PA in the proper configuration, they become active toxins, which fuse and enter through the human cell membrane and can cause serious illness and death. Scientists believe that anthrax infection cannot cause illness or death in otherwise healthy individuals if these three proteins are unable to combine.

rPA102 contains a recombinant version of PA grown in a genetically altered, non-pathogenic anthrax bacterium. The production strain lacks the genetic information necessary to produce the EF and LF proteins and is incapable of either capsule or spore formation. The vaccine candidate is designed to train the human immune system to produce antibodies to PA. In the event of infection with anthrax, these antibodies coat the surface of PA and prevent it from attaching to the cell membrane or combining with LF or EF.

                 The Anthrax Vaccine Market Opportunity

The U.S. government has recognized a need to devise appropriate and effective measures to protect its citizens from the harmful effects of anthrax spores used as instruments of terror. The only anthrax vaccine currently approved by the FDA is Anthrax Vaccine Absorbed (“AVA”). This product requires six injections over 18 months, has limited availability and distribution, and is indicated only for high risk individuals. NIAID has been funding development of recombinant anthrax vaccines designed for use in the general population with the goals of demonstrating safety and immunogenicity in humans, efficacy against inhalation anthrax in animal challenge studies and limiting the number of vaccine injections to no more than three.

We were awarded our first NIAID anthrax vaccine development contract (“2002 Anthrax Contract”) in the fall of 2002. Under the original terms of this contract, NIAID agreed to pay us $13.6 million to fund the manufacture of 2,000 vaccine doses, conduct animal challenge studies and a Phase 1 clinical trial and produce an initial feasibility plan for how we would manufacture an emergency stockpile of at least 25 million doses. As most recently amended on September 30, 2003, the value of this contract was increased to $20.9 million. The increase in the contract value reflects additional costs required to complete the contract and a revised allowance for overhead expenses.

In February, June, July and December of 2003, we received official notification from NIAID indicating that we had met the program requirements associated with milestones 1, 2, 3 and 5 of the 2002 Anthrax Contract, respectively. Milestone 4 pertains to the conduct and completion of a Phase 1 clinical trial. We announced the principal results of such trial on March 2, 2004, which were that the rPA102 vaccine candidate had comparable immune responses to that of AVA. Completion of milestone 4 includes following the subjects of the trial for one year after vaccination, which was completed at the end of October 2004, and submitting a final study report to the FDA. In December 2004, we received official notification from NIAID indicating that we had substantially met the program requirements associated with all milestones under the 2002 Anthrax Contract.

On September 30, 2003, we were awarded a cost-reimbursement plus fixed-fee contract valued at $80.3 million from NIAID for the advanced development of our anthrax vaccine candidate (“2003 Anthrax Contract”). This is the second anthrax vaccine development contract awarded to us by NIAID, and it is intended to partially fund development through manufacturing scale-up and completion of two Phase 2 clinical studies that we believe will, in addition to Phase 3 studies, support a Biologics License Application (“BLA”) with the FDA. On October 7, 2003, we entered into a license agreement with USAMRIID that, subject to certain rights retained by the U.S. government, provides us with an exclusive, worldwide license under USAMRIID’s patented technology used in the development, manufacture, use and commercialization of the rPA102 vaccine candidate. Additional steps required to support a BLA filing not covered by the 2003 Anthrax Contract include a large-scale safety study and may include other clinical trials.

On November 4, 2004, we entered into the SNS Contract to provide up to 75 million doses of an rPA anthrax vaccine to the SNS. The SNS is a national repository of medical products maintained by the Centers for Disease Control and Prevention (“CDC”). The SNS Contract was awarded to us by the Office of the Assistant Secretary for Public Health Emergency Preparedness (“OPHEP”) within the Department of Health and Human Services (“HHS”).

The SNS Contract, the first of its kind under Project BioShield, is intended to provide enough vaccine to vaccinate 25 million Americans in a multiple-dose regimen against inhalational anthrax, the most deadly form of the disease. The contract calls for us to provide 25 million doses of our recombinant PA anthrax vaccine to the SNS within two years of the award and a total of 75 million doses within three years. For the remainder of the 5-year contract, we are required to maintain active manufacturing operations and provide stockpile-related services. All 75 million doses may be accepted into the SNS prior to FDA licensure. We expect to recognize revenue from the supply contract upon acceptance of the vaccine by the U.S. government and delivery to the SNS. We intend to work closely with the government to deliver the vaccine beginning in 2006.

Under the authority of the Project BioShield Act of 2004, the U.S. government intends to begin taking delivery of the vaccine before it is licensed for use by the FDA. Vaccine purchased prior to FDA approval could be used in an emergency if authorized by the Secretary of Health and Human Services. Under the terms of the contract, we are required to continue developing the vaccine with the goal of receiving FDA licensure for use of the vaccine both before and after exposure to anthrax. The vaccine has already received Fast-Track designation, meaning that the FDA will take actions that are appropriate to expedite the development and review of a license application for the vaccine, when and if it is submitted to the FDA. While this designation may assist in expediting the FDA’s review of our potential license application, it does not guarantee that the anthrax vaccine candidate will be approved more quickly, or at all.

The majority of the supply contract’s value, $754.5 million, relates to a discounted payment at a fixed base price for delivery of the vaccine in advance of FDA approval. Payment is contingent upon delivery of useable product, defined as having the regulatory data permitting emergency use under Investigational New Drug (“IND”) status and manufactured under current Good Manufacturing Practices (“cGMP”) conditions. Supplemental milestone payments to the fixed base price, valued at an additional $123 million, are payable after the completion of two regulatory and one product development milestones. The two regulatory milestones are FDA licensure of the vaccine for use before and after exposure to anthrax. The product development milestone requires demonstration of a shelf-life of the vaccine of at least 18 months.

Above the base fee and milestone amounts of $877.5 million, the contract also includes task orders, valued at up to $69 million, which can be awarded at the government’s sole discretion. These tasks, which would be funded under cost-plus fixed-fee arrangements, include testing the vaccine in children and the elderly, maintaining manufacturing operations for the vaccine and post-marketing studies.

Development costs required to license the vaccine, over and above those covered by our two previous contracts with the NIAID, are being borne by us. We expect these remaining development costs, which include the costs of Phase 3 safety trials, will be recovered through sale of the vaccine under the SNS Contract.

In addition to the $877.5 million contract we received on November 4, 2004, we believe that the HHS may order additional supplies of our anthrax vaccine to replenish the SNS. According to a Congressional Budget Office (“CBO”) report from May 2003, the U.S. government expected to spend $700 million to acquire the initial stockpile, and an additional $700 million to acquire replacement doses as inventory reached its expiration date or was used. At the time the stockpile was expected to be composed of 60 million doses of product in vials. We also intend to market the vaccine to approved foreign governments prior to FDA approval and to the U.S. military, state and local governments, and consumers if and when the vaccine candidate receives FDA approval.

As part of our strategy, we have been and will continue to be dependent upon contracts from U.S. government agencies. Currently, substantially all of our revenues are obtained from these contracts. These contracts generally contain provisions which allow the U.S. government to terminate the contract either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. For a further discussion please see the section titled “Risk Factors—U.S. government agencies have special contracting requirements, which create additional risks.”

                 License from USAMRIID

We have entered into a license agreement with USAMRIID under which USAMRIID granted us, subject to certain rights retained by the U.S. government, an exclusive, worldwide license (with the right to sublicense) under its patents pertaining to the method of making an anthrax vaccine incorporating recombinant Protective Antigen and to a proprietary expression system to develop, make and commercialize vaccine products for the prevention or treatment of anthrax infection. The U.S. government has retained a non-exclusive, irrevocable, worldwide license to practice and have practiced on behalf of the United States and/or any foreign government or international organization pursuant to any treaty or agreement with the United States, the inventions claimed in the licensed patents or any improvements to those inventions. In addition, we have granted to the U.S. government a royalty-free license of the same scope to any patented invention that we create under the agreement. Pursuant to the terms of the license agreement, we are obligated to pay USAMRIID an execution fee, patent maintenance fees, anniversary fees, milestones and royalties. The agreement continues until the later of the last to expire patent in the licensed patent technology or the last abandonment of a patent application in the licensed patent technology. USAMRIID can terminate the agreement if we:

•	fail to diligently develop a vaccine product in accordance with the development plan described in the agreement;

•	materially breach the agreement;

•	make a materially false statement (or fail to provide required information) in a plan or report required under the agreement;

•	fail to make payments required under the agreement; or

•	file for bankruptcy.

In addition, USAMRIID may terminate the license agreement if it determines that such action is necessary to meet requirements for public use specified by government regulations issued after the effective date of the agreement and we do not satisfy such requirements. The license agreement also provides that USAMRIID reserves the right to require us and our affiliates to grant a nonexclusive, partially exclusive or exclusive license in any field of use to a responsible applicant, upon terms that are reasonable under the circumstances and under applicable law, to fulfill public health or safety needs.

                 Human Clinical Trials

The FDA has published guidelines for the approval of new drugs or biologics for potentially fatal diseases where human studies to demonstrate disease prevention cannot be conducted ethically or practically. Unlike the development of most vaccines, which require large, Phase 3 effectiveness trials in patients with the disease or condition being targeted, FDA guidelines for anthrax vaccine allow for evaluation and approval by the FDA on the basis of human clinical studies demonstrating safety and immune response, supported by animal studies to show effectiveness. The nature and level of immunity achieved in humans is correlated with that necessary to reliably protect in animals, but there is no assurance that the FDA will approve our vaccines on this basis. rPA vaccine candidates were under development for more than a decade by USAMRIID prior to the license to us, and their effectiveness and safety has previously been documented in animals, including non-human primates. We have demonstrated the effectiveness of rPA102 in similar preclinical studies of product manufactured under our contracts with NIAID. Preclinical studies will continue to be used to evaluate rPA102’s safety and effectiveness as we optimize the vaccine formulation and immunization schedule. Approximately 600 human study volunteers have participated in our clinical studies of rPA102 to date, with additional clinical studies planned. No human study volunteers will be exposed to anthrax.

We launched a Phase 1 randomized, single-blind, placebo-controlled, dose-ranging clinical trial of rPA102 in June 2003. The trial was conducted at four leading U.S. medical centers under funding from the 2002 Anthrax Contract. The trial was designed to evaluate rPA102’s safety and its ability to stimulate an immune response at four different dose levels of rPA102 over a 12-month period, with a control group receiving BioThrax, the currently licensed anthrax vaccine. All immunizations were completed in September 2003. Preliminary results from the trial were submitted to NIAID and were used to establish our eligibility for the advanced development contract awarded to us on September 30, 2003. A total of approximately 100 healthy volunteers 18 to 40 years of age received a three-dose course of rPA102 immunization at 0, 4 and 8 weeks. Volunteers were assessed for safety at 30 minutes, 60 minutes and three days following immunization, after each of the three injections. Blood samples were collected and immune responses assessed by standard laboratory methods 12 times over a 48-week period.

In March 2004, we announced the results of the Phase 1 clinical trial, which demonstrated that the recombinant anthrax vaccine candidate was well tolerated, with no safety or reactogenicity issues. In addition, we believe there was a clear dose response relationship between antigen concentration and immune response.

In April 2004, we initiated the first of two Phase 2 clinical trials funded under the 2003 Anthrax Contract. The 13-month trial is being conducted at up to 12 medical centers in the United States and is intended to evaluate the safety and immunogenicity of different formulations of rPA102 among 480 healthy volunteers. Each formulation contains varying concentrations of recombinant Protective Antigen (“rPA”) and aluminum hydroxide, an adjuvant designed to enhance the immune response. The goal of the study is to determine the optimal combination of rPA and the adjuvant required to induce the most robust immune response.

We intend to initiate a second Phase 2 clinical trial in mid-2005, also funded by the 2003 Anthrax Contract, to finalize the amount of aluminum hydroxide adjuvant required for the vaccine. Preliminary results from the first Phase 2 clinical trial indicated that the rPA102 vaccine may induce higher immune responses with less adjuvant. This result, which was unexpected, is also currently being examined in preclinical studies. The second Phase 2 clinical trial will also be designed to compare different dosing regimens to determine a vaccine administration schedule to optimize the speed and magnitude of the immune response. Based on the results of the Phase 2 trials, we intend to conduct Phase 3 safety trials of the rPA102 in a broad and diverse population of human volunteers, which we expect to use to support the filing of a BLA with the FDA in 2007. The vaccine is being developed for use in people either before or after they have been exposed to anthrax spores. When used after exposure, speed of the immune response will be critical, while when used in those who might be exposed to anthrax spores at some time in the future, duration of immunity is of utmost importance.

                 Competition

We believe our most significant competitors in the anthrax vaccine market include companies employing rPA-based vaccines similar to our own. In September 2002, Avecia Biotechnology (“Avecia”) of Great Britain received an rPA development contract, and in September 2003, Avecia also received a $71.3 million advanced development contract from NIAID. Avecia submitted a competing proposal to supply the SNS which was not accepted by the HHS. No other companies have received contracts from NIAID to develop an rPA anthrax vaccine.

The DynPort Vaccine Company LLC, a subsidiary of Computer Sciences Corp., was developing an rPA-based anthrax vaccine candidate, although it has not received contracts from NIAID to develop such a vaccine or from the HHS for the SNS.

A number of other companies, including BioPort Corp., Vical Incorporated, Microscience Ltd. and AVANT Immunotherapeutics, Inc., are working on alternative anthrax vaccine candidates. We believe that these programs do not meet the goals stated by the U.S. government to acquire an anthrax recombinant protective antigen protein vaccine.

A number of companies, including Alexion Pharmaceuticals, Inc., Medarex, Inc., Human Genome Sciences, Inc. and AVANIR Pharmaceuticals, are developing monoclonal antibody therapies to treat and prevent anthrax infection. Monoclonal antibodies may provide a therapeutic benefit to patients infected with anthrax, and preclinical studies suggest that pre-exposure administration may provide protection from infection. The duration of this protection is typically weeks, versus years for most vaccines. Also, the cost per dose of monoclonal antibody therapeutics is generally much higher than a vaccine.

                 LC16m8 Smallpox Vaccine

In collaboration with Chemo-Sero Therapeutic Research Institute of Japan (“Kaketsuken”), we are developing LC16m8, an attenuated live virus smallpox vaccine candidate, for use in the United States and potentially other markets. LC16m8 has already been licensed by the Japanese regulatory authorities for the prevention of smallpox in humans. The vaccine meets all Japanese requirements for effectiveness and improved safety versus conventional smallpox vaccines. Side effects were shown to be less frequent and of shorter duration than those following conventional smallpox vaccines. LC16m8 was administered to approximately 50,000 Japanese children in clinical studies prior to its approval in Japan and to Japanese adults post approval. Based on human clinical data and animal experiments, we believe LC16m8 stimulates levels of protective immunity similar to conventional smallpox vaccines while being substantially safer than vaccines currently available in the United States and elsewhere. We will be required to demonstrate safety and effectiveness in additional clinical trials and preclinical studies in the United States in order to obtain FDA approval.

In December 2003, we and Kaketsuken entered into a license agreement, pursuant to which we licensed from Kaketsuken the exclusive commercial rights to use, develop and sell the LC16m8 smallpox vaccine in the United States (“LC16m8 Agreement”). The LC16m8 Agreement also provides us with a right of first refusal for the exclusive development and commercialization rights to LC16m8 in Europe and certain rights of negotiation for the co-commercialization of LC16m8 with Kaketsuken in any territory other than the United States, Europe and Asia.

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

Pursuant to the terms of the LC16m8 Agreement, Kaketsuken is providing us with LC16m8 in bulk form, and we will be responsible for creating the finished product with such formulation, packaging and labeling as is required by the FDA. In addition, Kaketsuken has provided us with certain amounts of bulk vaccine and finished product to be used in our non-clinical studies and clinical trials free of charge. For commercial purposes, Kaketsuken will sell us bulk vaccine at a formula-based price, and Kaketsuken and we will share the profits from the sale of finished product pursuant to an agreed-upon formula. We do not have the right to manufacture bulk vaccine, except under certain limited circumstances where Kaketsuken is unable to supply us with bulk vaccine in sufficient quantity or as we may otherwise agree.

We are responsible for funding and conducting all clinical trials and non-clinical studies with respect to seeking and obtaining regulatory approval of LC16m8 in the United States. However, Kaketsuken must consent to all clinical trials and non-clinical studies with respect to LC16m8. In addition, Kaketsuken is obligated to make certain efforts to support our regulatory approval efforts.

Kaketsuken can terminate the LC16m8 Agreement in whole or in part:

•	on 60 days’ notice if the FDA does not approve LC16m8 for commercial sale in the United States within four years of the effective date of the LC16m8 Agreement;

•	on 30 days’ written notice if we fail to make payments to Kaketsuken under the LC16m8 Agreement; or

•	on 60 days’ written notice if we do not share certain information required to be shared under the LC16m8 Agreement.

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

                 About Smallpox

Smallpox is a serious, contagious and often fatal infectious disease. There is no specific treatment for smallpox disease, and the only effective prevention following exposure is vaccination. There are two clinical forms of smallpox. Variola major is the more severe and more common form of smallpox, inducing a more extensive rash and higher fever than variola minor. Historically, variola major has had an overall fatality rate of about 30%. Variola minor is the less common form of smallpox and a much less severe disease, with death rates historically of 1% or less.

Generally, direct and fairly prolonged face-to-face contact is required to transmit smallpox from one person to another. Smallpox also can be spread through direct contact with contaminated objects such as bedding or clothing, and, in rare instances, by virus carried in the air in enclosed settings such as buildings, airplanes, buses and trains.

Smallpox outbreaks have occurred from time to time for thousands of years; however, except for virus produced in laboratories, the disease was eradicated after a successful worldwide vaccination program. The last reported case of smallpox in the United States was in 1949. The last reported naturally-occurring case in the world was in Somalia in 1977. After the disease was eliminated from the world, routine vaccination against smallpox among the general public was stopped because it was no longer necessary for prevention.

Although smallpox was officially eradicated in the 1970s, small quantities of the virus still exist in a few research laboratories worldwide. Furthermore, the former Soviet Union had an active program to weaponize smallpox. We believe that increasing concerns about the use of biological agents, including smallpox, in acts of terrorism or war have caused United States government officials to re-evaluate the importance of widespread smallpox vaccination in order to protect U.S. citizens from potential attacks. As a result, President Bush initiated a program that, among other goals, sought to vaccinate “first responders,” such as people working in hospital emergency rooms and other public health environments, and police and fire departments, with the currently available vaccine, DryVax®.

It is estimated that between one and seven deaths from encephalitis, or inflammation of the brain, will occur for every one million DryVax immunizations. Despite DryVax’s poor safety profile, the U.S. government moved forward with the vaccination program in January 2003 due to the perceived imminent threat of bioterrorism. However, only approximately 38,000 civilians have been vaccinated, with minimal ongoing vaccination due to safety concerns. Clinicians discovered a probable link between the DryVax vaccine and myopericarditis, a rare, previously unassociated heart condition implicated in up to three deaths of DryVax recipients in 2003. Conventional smallpox vaccine has also been recently linked to a less severe heart condition, pericarditis, which occurred at a rate of approximately 1 in 10,000 in recently immunized, healthy military personnel receiving smallpox vaccine. We believe that the emergence of possible heart-related complications has led to greater urgency to develop and stockpile a safer smallpox vaccine.

                 Smallpox Vaccine Development Status

We began animal efficacy studies of our smallpox vaccine candidate in the fourth quarter of 2003 and initiated a Phase 1/2 clinical study in 2004. On May 24, 2004, we presented results from two preclinical studies of the effectiveness of our attenuated smallpox vaccine candidate, LC16m8. In both rabbits and mice, a single dose of LC16m8 protected all animals against a lethal poxvirus challenge, and demonstrated efficacy equivalent to DryVax.

Detailed results from these studies were presented at the Seventh Annual Conference on Vaccine Research sponsored by the National Foundation for Infectious Diseases (“NFID”) in Arlington, Virginia. In a study titled “The Attenuated Vaccinia-Lister Vaccine LC16m8 Protects Mice from Severe Ectromelia Aerosol Challenge,” three groups of mice were vaccinated with LC16m8 (2 x 105 PFU), DryVax (2 x 105 PFU) or saline solution. They were subsequently challenged with aerosolized ectromelia, a mouse orthopoxvirus. All of the placebo mice became ill, with nine of the 10 placebo mice dying. In contrast, all mice that received LC16m8 or DryVax survived. After vaccination but before challenge, animals vaccinated with LC16m8 had higher antibody titers compared to those vaccinated with DryVax, and the difference was statistically significant (geometric mean titers of 3,020 versus 1,454 as measured by ELISA, p< 0.001). This study was funded by the NIAID.

A separate study, titled “The Attenuated Vaccinia-Lister Vaccine LC16m8 Protects Rabbits from Lethal Rabbitpox Challenge,” was funded by us and conducted by scientists at VaxGen, University of Florida, University of Pennsylvania and Vanderbilt University. In this study, three groups of 20 rabbits each were vaccinated with LC16m8, DryVax or a placebo. Rabbits in each group were subsequently challenged with lethal doses (200 PFU or 1,000 PFU) of intradermal rabbitpox. All of the rabbits vaccinated with LC16m8 or DryVax survived, while all except one of the placebo recipients died. Levels of neutralizing antibodies present in the rabbits following vaccination with LC16m8 or DryVax were also measured. In two of the three assays, the ELISA and IMV Neutralizing Assay, LC16m8 recipients had higher levels of neutralizing antibodies compared to DryVax recipients, and these differences were statistically significant (p< 0.001). In the third assay, EEV Neutralization, antibody levels were equivalent in DryVax and LC16m8 recipients (47% versus 45% neutralization at day 28, p=0.756). Neutralizing antibodies are considered to be a measure of a vaccine’s ability to confer protection.

On October 20, 2004, we announced that we had initiated a Phase1/2 clinical trial to evaluate the safety and immune response of LC16m8. Sponsored by us, the clinical trial is expected to enroll approximately 150 people at four clinical sites: the University of Kentucky School of Medicine, Saint Louis University Health Sciences Center, Stanford University and Vanderbilt University Medical Center. The volunteers will be randomized 4:1, with 120 receiving LC16m8 and 30 receiving DryVax. Study volunteers will be screened carefully for safety risk factors prior to enrollment. The screening process includes a physician’s assessment of the volunteer’s medical history, a physical exam, and a panel of cardiac and laboratory tests. All study volunteers will continue to be evaluated for safety in the clinic after vaccination and will return for regular safety assessments throughout the study. No one will be exposed to smallpox as a part of the clinical study. Interim results from the trial showed no serious adverse events related to the vaccines. The analysis looked at pooled, blinded data from 50 trial participants and was presented in an abstract published by the ASM Biodefense Conference in March 2005. We believe the results of this study will advance the understanding of attenuated smallpox vaccines and help the U.S. government and other potential purchasers determine the most appropriate attenuated smallpox vaccine for use in the general population.

We have also advised and assisted Kaketsuken in improving its manufacturing processes. Under the LC16m8 Agreement, Kaketsuken has provided us with vaccine for animal effectiveness studies, bulk product to support our fill/finish process development, and one million doses for our clinical use in the United States free of charge. As of the end of March 2004, we completed the filling of approximately 700,000 doses of vaccine from the bulk product provided by Kaketsuken through a contract filling organization in the United States.

                 Smallpox Vaccine Market Opportunity

According to a CBO report in May of 2003 and updated in other documents, the U.S. government expects to spend $1.9 billion for the purchase, replenishment and maintenance of an attenuated smallpox vaccine over a 10-year period. Of this amount, $900 million is estimated for the purchase of 60 million doses during the first three years of the program. The report indicates the U.S. government expects to spend another $1.0 billion during the remaining seven years of the program to manage and replenish the vaccine stockpile as its shelf-life expires.

We believe HHS may begin purchasing an emergency stockpile of attenuated vaccinia smallpox vaccine, such as LC16m8, before it has been approved by the FDA for commercial use. The actual purchase price for each dose of attenuated vaccinia smallpox vaccine would be subject to negotiation with the U.S. government. We intend to pursue sales of LC16m8 to the U.S. government, and, if we receive necessary regulatory approvals for LC16m8, we plan to pursue sales to commercial markets in the United States, possibly to certain foreign allied governments and to certain foreign commercial markets as allowed by U.S. law pursuant to our rights under the LC16m8 Agreement.

                 Competition

We are aware of two categories of products competing to meet the demand for a smallpox vaccine—unattenuated and attenuated strains of vaccinia. “Attenuated” refers to a strain of vaccine genetically altered to enhance its safety, as compared to the conventional, or unattenuated, strains.

The first category of potentially competitive products is principally based on the traditional (unattenuated) New York City Board of Health (“NYCBH”) and Lister/Elstree strains of the vaccinia virus. These vaccinia strains were produced in live animals, typically calves, and used widely during the period when smallpox was an endemic disease. With heightened concerns over the use of smallpox as a bioterror weapon, a number of companies, including Acambis plc, Chiron Corporation, Aventis Pasteur MSD Ltd. and Bavarian Nordic A/S, have undertaken programs to produce vaccines based on these unattenuated strains in modern cell line production systems. Many countries, including the United States, are currently stockpiling such smallpox vaccines, although none is yet approved by the FDA for marketing. Since these cell culture-derived vaccines are produced using the established unattenuated strains of vaccinia, we believe that the side effect profile will be similar to that experienced with DryVax, a NYCBH strain. Earlier in 2004, Acambis announced that they were suspending clinical trials of their unattenuated NYCBH strain cell-culture vaccine when interim results of their clinical studies showed rates of myopericarditis of 1 in 145 persons vaccinated, similar to DryVax. We are not aware of any clinical trials of either of the NYCBH or Lister/Elstree strain vaccines in children. As a consequence, we believe that LC16m8 possesses a superior safety profile, where the genetic basis of attenuation is known and preclinical and clinical (including pediatric) data supports its enhanced safety. Further, the $1.9 billion of purchases of new smallpox vaccines included in a CBO report from May 2003 is specifically targeted to attenuated vaccines.

The second category of potentially competitive products is based on attenuated strains of vaccinia. A number of experimental vaccines were under development in the 1970s in response to safety concerns with traditional smallpox vaccines as the risk-benefit profile changed with the decreasing prevalence of smallpox. With the eradication of smallpox, most of these development programs were terminated, and only two such products were licensed and used in the countries where they were developed: LC16m8 and Modified Vaccinia Ankara (“MVA”). While LC16m8 was licensed for the prevention of smallpox in Japan, MVA was licensed in Germany only for pre-vaccination to be followed some weeks later by immunization with a conventional unattenuated smallpox vaccine. The purpose of pre-vaccination with MVA was to induce a low level of immunity and thus reduce the rate of adverse events caused by traditional unattenuated vaccine.

We are aware of two companies are developing MVA as a stand-alone smallpox vaccine candidate for use in individuals at elevated risk of adverse events from unattenuated smallpox vaccines. The objective of these studies is to determine if higher doses of MVA, administered in a single or multiple dose schedule as opposed to the single dose of unattenuated vaccines or LC16m8, could give a level of immunity associated with protection. In February 2003, the NIH awarded two contracts to support such development to Bavarian Nordic A/S and Acambis plc. Clinical trials of the Bavarian Nordic MVA product are under way in the United States, and the Bavarian Nordic MVA product has also been purchased by certain European governments.

While both LC16m8 and MVA are attenuated products, the degree and effect of the attenuation differs. LC16m8 was designed to replicate on the skin, but not at the higher temperatures in the blood stream or deep tissues of the human body. In contrast, MVA does not replicate well, if at all, in humans, either on the skin or in the deep tissues. We believe that using a virus that does not replicate may confer some safety advantage, but also carries certain potential disadvantages. MVA, unlike LC16m8, does not create a “pock,” or a small, round scar at the site of injection, which is generally recognized as evidence of successful smallpox immunization. The lack of a pock makes it difficult to evaluate quickly whether vaccination has been successful. LC16m8 is administered as a single dose and does produce a pock. Based on published peer-reviewed preclinical studies and clinical trials, multiple intramuscular injections of MVA are necessary to stimulate a significant immune response. In addition, higher doses are required compared to a vaccine that is known to replicate, such as LC16m8. In February 2005, Bavarian Nordic announced that it had protected mice against a “lethal dose of vaccinia” within three days of vaccination with one dose of MVA. However, to our knowledge, these results have not been published, peer reviewed, presented at an open scientific meeting or independently verified, and Bavarian Nordic has not presented any detailed specifications about how the challenge study was designed and conducted. We also believe that supplying MVA in large quantities may present challenges, due to the potential of higher dose requirement and the fact that manufacturing viruses that are unable to replicate effectively in humans is difficult.

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

Manufacturing

                 Celltrion

In February 2002, we formed a joint venture with Nexol Biotech Co., Ltd., Nexol Co., Ltd. (“Nexol”), Korea Tobacco & Ginseng Corporation and J. Stephen & Company Ventures Ltd. (collectively “Korean Investors”) to build and operate a mammalian cell culture biomanufacturing facility in Incheon, Republic of Korea, and to provide partial funding for the construction of a manufacturing facility under our management control in California. The joint venture, Celltrion, has received approximately $45.8 million in cash from the Korean investors, secured a $44.2 million loan from a Korean bank and received technology and manufacturing know-how from us, which Celltrion valued at $41.9 million. As our part of the investment in the joint venture, we provided mammalian cell culture technology and biologics production expertise. At December 31, 2004, we owned approximately 36% of Celltrion and were the largest stockholder.

As of March 18, 2005, we had completed more than 12 manufacturing runs of recombinant PA, which represents well in excess of 5 million bulk doses of rPA102 and which have been produced for clinical and developmental purposes. We expect to begin manufacturing bulk vaccine for the SNS in the third quarter of 2005 and believe we remain on schedule to provide the 75 million doses rPA102 within the requirements of the SNS Contract.

                 Korean Manufacturing Facility

The manufacturing facility in Incheon, Republic of Korea, which is operated and financed by Celltrion, is planned to include 50,000 liters of bioreactor capacity on approximately 23 acres of land. The Incheon facility is expected to engage in mammalian cell culture biomanufacturing, which is used to make many of the pharmaceutical products developed by the biotechnology industry, including monoclonal antibodies and therapeutic proteins. Depending on demand, the plant’s capacity can be expanded to approximately 180,000 liters. Celltrion has not secured any agreements under which products would be produced at this facility, although it is in advanced discussions with one potential customer. However, it is uncertain whether there will be sufficient demand for mammalian cell culture manufacturing to make this facility profitable. The initial build-out is currently under construction and is expected to be completed in 2005. The Korean Investors and bankers are providing the funding necessary to design, construct, validate and operate the Incheon facility; however, Celltrion will need to raise additional capital to fund the operation of this facility. Celltrion currently has no commitments for the investment of additional funds, and we are not obligated to provide such funding.

                 The Celltrion Joint Venture Agreement

Under the terms of the JVA, dated February 25, 2002, Celltrion is managed by a board of directors composed of five individuals. We hold two seats on the Celltrion Board, including the representative director who presides over meetings of the Board and is also charged with the administration of Celltrion’s daily business affairs. So long as we retain 66-2/3% of our initial shareholdings in Celltrion, we will be entitled to nominate two of the directors, including the representative director. The laws of the Republic of Korea govern the JVA.

The JVA may be terminated if:

•	any party commits a material breach of any of its obligations that is not cured within 60 days from the date of written notice of breach;

•	any party becomes incapable for a period of six months of performing any of its obligations under the Celltrion joint venture agreement because of a force majeure;

•	any party files for liquidation, bankruptcy or a similar transaction or event; or

•	the license agreement, which specifies the terms and conditions of the use of the technology we contributed to Celltrion, is terminated by us for certain reasons described in the license agreement.

                 Land Purchase and Sale Agreement

On February 25, 2002, we entered into a land purchase and sale agreement with the City of Incheon, Republic of Korea providing for the purchase of the land for Celltrion’s Korean manufacturing facilities over a 10-year period. As part of Celltrion’s initial formation and as contemplated by the land purchase and sale agreement, we and Celltrion entered into an assignment agreement on March 26, 2002 under which we assigned Celltrion our rights, liabilities and obligations, including the purchase price payment obligations, under the land purchase and sale agreement. Until the transfer of legal title to the land to Celltrion, which is currently anticipated to occur in 2012, Celltrion may use the land for construction and operation of the manufacturing facilities. Once all of Celltrion’s payment obligations under the land purchase and sale agreement are satisfied, the City of Incheon will transfer legal title to the land to Celltrion.

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

                 VaxGen’s California Manufacturing Facility

Under the terms of the JVA, Celltrion invested $7.0 million to capitalize VaxGen-Celltrion, Inc. (“VCI”), in order to design and construct a manufacturing facility within our California facility. On June 7, 2002, VaxGen entered into an agreement with Celltrion to specify the terms governing the management and operation of VCI. VaxGen is responsible for all staffing and operational costs and expenses of the facility, as well as all capital costs in excess of the initial $7.0 million investment by Celltrion. We occupy an approximately 65,000 square foot manufacturing facility, approximately 20,000 square feet of which is dedicated to cGMP manufacture. The remainder of the space is used for quality control laboratories, quality assurance offices, general office and expansion space. We lease the space occupied by the manufacturing facility from third parties and own the leasehold improvements and capital equipment in the facility.

Our manufacturing facility was originally contemplated to be used to facilitate the transfer of cell culture manufacturing technology to Celltrion, to conduct on-site training of Celltrion personnel and to expedite commercial licensure and launch of AIDSVAX, a vaccine candidate designed to prevent infection by HIV. As of November 2003, we ceased our development efforts for AIDSVAX. We began using the facility in the first quarter of 2004 to manufacture the three million-dose inventory required by our 2003 Anthrax Contract with NIAID. We intend to use the facility to manufacture the vaccine to fulfill the requirements under the SNS Contract.

We believe that our facility, which completed validation in February 2004, will be capable of manufacturing all of the rPA102 anthrax vaccine required by the SNS Contact plus an additional supply of the vaccine and could be expanded to meet additional demand, if needed. The facility was designed for the flexible manufacture of biopharmaceutical products including those grown in bacteria, such as rPA102, as well as products produced in mammalian cell culture, such as monoclonal antibody therapeutic products. In addition to using the facility to produce our anthrax vaccine, we plan to use the facility for the manufacture of future products, both for clinical purposes and commercial sale.

                 Agreements Entered into in Connection with Acquisition of VCI

At the inception of VCI, VaxGen obtained the right to purchase all of the shares held by Celltrion in VCI. On December 30, 2004, VaxGen exercised its right to acquire all of Celltrion’s shares in VCI for $7.7 million, making VaxGen the sole stockholder in VCI. In connection with our acquisition of Celltrion’s interest in VCI we entered into agreements pertaining to our ownership of Celltrion and our contractual obligations to Celltrion. We entered into a Termination Agreement, dated December 30, 2004, by and between us and Celltrion, a Revised Joint Venture Agreement, dated December 30, 2004 (“Revised JVA”), by and between us and the Korean Investors, an Agreement, dated December 30, 2004, by and between us and the Korean investors (“Surrender Agreement”) and a Technical Support and Services Agreement, dated December 30, 2004, by and between us and Celltrion. In connection with these agreements, we reduced our ownership in Celltrion from 48% at December 31, 2003 to 36% at December 31, 2004. At December 31, 2004, we are still the single largest shareholder in Celltrion. In exchange for reducing our ownership in Celltrion, we have no future obligation to transfer our technology to Celltrion or to provide additional technical support to Celltrion. Celltrion has the right to continue to use certain technology previously transferred to it by us and may obtain future technical support and certain services from us.

The Revised JVA provides for future capitalization of Celltrion, including the possible sale of additional stock to new investors, and provides for the management of Celltrion by increasing the number of directors of Celltrion from five to six. Furthermore, the Revised JVA provides that VaxGen and Nexol together will appoint the representative director of Celltrion.

The Termination Agreement provides for the termination of the Supply Agreement, dated March 25, 2002, by and between us and Celltrion, the termination of the License Agreement, dated March 25, 2002, by and between us and Celltrion, and the termination of the Sub-License Agreement, dated March 25, 2002 by and between us and Celltrion.

The Surrender Agreement provides for the return by us of 2.0 million shares of common stock of Celltrion, out of the 7.8 million shares originally granted to us, in exchange for the termination of certain of our obligations to continue to transfer technical know-how to Celltrion. The Surrender Agreement also provides for the surrender of shares of Preferred Stock in Celltrion held by J. Stephen & Company Ventures Ltd. (“JS”), in exchange for the termination of the obligation of JS to further invest in Celltrion.

The Technical Support and Services Agreement provides for the license to Celltrion of technology owned or licensed by us. The Technical Support and Services Agreement also provides the terms by which Celltrion may obtain technical assistance from us in the future.

Raw Materials

We have primary and secondary relationships with vendors who provide us with the necessary materials to produce our rPA102 anthrax vaccine candidate. Although to date, we have not experienced any significant delays in obtaining any of these materials from our suppliers, we cannot assure you that we will not face shortages from one or more of them in the future.

Government Regulation

The products we are developing, including our vaccine candidates for anthrax and smallpox, and our manufacturing efforts are subject to federal regulation in the United States, principally by the FDA under the Public Health Service Act and Federal Food, Drug, and Cosmetic Act (“FFDCA”), and by state and local governments, as well as regulatory and other authorities in foreign governments. Such regulations govern or influence, among other things, the testing, manufacture, safety and efficacy requirements, labeling, storage, recordkeeping, licensing, advertising, promotion, distribution and export of products, manufacturing and the manufacturing process. In many foreign countries, such regulations also govern the prices charged for products under their respective national social security systems and availability to consumers.

The FDA classifies our anthrax and smallpox vaccine candidates as biological drug products (“Biologics”). Biologics are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries.

The steps ordinarily required by the FDA before a biological drug product may be marketed in the United States are similar to steps required in most other countries and include but are not limited to:

•	completion of preclinical laboratory tests, preclinical animal testing and formulation studies;

•	submission to the FDA of an IND, which must become effective before clinical trials may commence;

•	performance of adequate and well controlled clinical trials to establish the safety, effectiveness, purity and potency of the biologic and to characterize how it behaves in the human body;

•	completion of comparability studies, if necessary;

•	submission to the FDA of a BLA that includes preclinical data, clinical trial data and manufacturing information;

•	FDA review of the BLA;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities; and

•	FDA approval of the BLA, including approval of all product labeling.

Preclinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety, purity and potency of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices (“GLPs”). The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND by placing the study on clinical hold, the IND will become effective 30 days following its receipt by the FDA. The FDA may suspend clinical trials or authorize trials only on specified terms at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA does place the study on clinical hold, the sponsor must resolve all of the FDA’s concerns before the study may proceed. The IND application process may become extremely costly and substantially delay development of products. Similar restrictive requirements also apply in other countries. Additionally, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

Clinical trials involve the administration of the investigational product to humans under the supervision of qualified principal investigators. Our clinical trials must be conducted in accordance with Good Clinical Practices (“GCPs”) under protocols submitted to the FDA as part of an IND. In addition, each clinical trial is approved and conducted under the auspices of an institutional review board (“IRB”) and with the patients’ informed consent. The IRB considers, among other things, ethical factors, the safety of human subjects and the possibility of liability of the institutions conducting the trial. The IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for a variety of reasons, including a belief that the test subjects are being exposed to an unacceptable health risk. Clinical trials for vaccines are typically conducted in three sequential phases that may overlap. The goal of a Phase 1 clinical trial is to establish initial data about safety and dosage tolerance of the biological agent in humans. In Phase 2 clinical trials, evidence is sought about the desired immune response of a biological agent in a limited number of patients. Additional safety data, including the identification of possible adverse effects, dosage tolerance and optimum dosage and the effectiveness of the drug in specific, targeted indications, are also gathered from these studies. Phase 3 clinical trials consist of expanded, large-scale, multi-center studies of persons who are susceptible to the targeted disease. The goal of a Phase 3 trial is to obtain sufficient evidence of the safety, effectiveness, purity and potency of the proposed product within a diverse patient population at geographically dispersed clinical study sites.

In 2002, the FDA amended its requirements applicable to BLAs to permit the approval of certain Biologics that are intended to reduce or prevent serious or life-threatening conditions based on evidence of effectiveness from appropriate animal studies when Phase 3 human efficacy studies are not ethical or feasible (“Animal Rule”). Under these requirements, Biologics used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Products evaluated for effectiveness under this rule are evaluated for safety under preexisting requirements for establishing the safety of new drug and biological products, including Phase 1 through Phase 2 clinical trials. We intend to pursue FDA review of our anthrax and smallpox vaccine candidates under these new requirements. These procedures, however, may not be available in most foreign countries.

All data obtained from the preclinical studies and clinical trials, in addition to detailed information on the manufacture and composition of the product, would be submitted in a BLA to the FDA for review and approval for the manufacture, marketing and commercial shipments of any of our products. FDA approval of the BLA is required before marketing for sales other than for the SNS may begin in the United States. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria if the FDA determines that the preclinical or clinical data or the manufacturing information does not adequately establish the safety and effectiveness of the drug. The FDA also may, at any time, require the submission of product samples and testing protocols for lot-by-lot confirmatory testing by the FDA prior to commercial distribution. This means a specific lot of vaccine cannot be released for commercial distribution until the FDA has authorized such release. Similar types of regulatory processes will be encountered as efforts are made to market any vaccine internationally.

Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil and criminal penalties, suspend or delay issuance of approvals, seize or recall products and withdraw approvals.

Facilities used to manufacture biologic products are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA’s cGMP regulations and the FDA’s general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or effectiveness of the product occur following approval. With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote Biologics, which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. The FDA has very broad enforcement authority under the FFDCA, and failure to abide by these regulations can result in penalties including the issuance of a Warning Letter directing correction of deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions. Foreign regulatory bodies also strictly enforce these and other regulatory requirements.

Recent Financial and Accounting Developments

                 Reaudit Process

We have been unable to file all required financial statements with the Securities and Exchange Commission (“SEC”) since March 2004. Certain information contained in our previously filed Annual Reports on Form 10-K for the years ended December 31, 2003, 2002 and 2001, including our financial statements contained therein, is not accurate, should not be relied upon and has been superseded by our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2003 (“Amendment No. 1”) which we filed with the SEC on September 26, 2006. We believe there has not been any misconduct associated with our failure to file financial statements in a timely manner. We believe that the actions of our management and directors in this regard have been dictated solely by our desire to file financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

On August 6, 2004, we announced that we had received notification from the Nasdaq Listing Qualifications Panel (“Nasdaq Panel”) that our stock would discontinue trading on the Nasdaq National Market, now the Nasdaq Global Market (“Nasdaq”), effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004. The Nasdaq Panel’s decision to delist our stock was based on our filing delinquency and our determination that previously filed financial statements for the years ended December 31, 2003, 2002 and 2001 should not be relied upon.

We filed Amendment No. 1 primarily to restate our consolidated balance sheets at December 31, 2003 and 2002 and the results of operations and of cash flows for each of the three years ended December 31, 2003. We have since filed our quarterly reports on Form 10-Q for the first three quarters of the year ended December 31, 2004. We intend to apply for relisting on Nasdaq or the American Stock Exchange upon filing our remaining, outstanding and delinquent reports. Our common stock is currently quoted on the over the counter (“OTC”) Pink Sheets as VXGN.PK. We cannot give any assurance, however, that we will be able to file a relisting application in a timely manner, or that Nasdaq or the American Stock Exchange will approve our relisting application in a timely manner, if at all, when filed. To be eligible for relisting we must meet Nasdaq’s or the American Stock Exchange’s initial listing criteria, and we believe we will need to be in compliance with Section 13 of the Exchange Act. We are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and may not be able to satisfy the requirements thereof. If the SEC determines that we failed to comply with Section 404 of SOX, we may be deemed to be in violation of Section 13 of the Exchange Act, which could delay our ability to get relisted.

Research and Development Expenses

We incurred research and development expenses of $42.7 million, $32.2 million and $27.2 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Employees

As of December 31, 2004, we had 210 employees: 26 were clinical staff, 43 were research and development staff, 43 were management/administration staff, 55 were regulatory and quality services staff and 43 were manufacturing staff. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Segment Information

See Note 20, Segment Information, included in the consolidated financial statements in Part II – Item 8 of this Annual Report on Form 10-K.

Other Information

We were incorporated in Delaware in November 1995. Our principal executive offices are located at 1000 Marina Boulevard, Suite 200, Brisbane, California 94005, and our telephone number is (650) 624-1000. Our website is http://www.vaxgen.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available, free of charge, on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

As described above, under “Recent Financial and Accounting Developments,” we have been unable to file timely quarterly and annual reports with the SEC since March 2004, and certain information contained in our previously filed Annual Reports on Form 10-K, including our financial statements, is not accurate, should not be relied upon and has been superseded by our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2003, which we filed with the SEC on September 26, 2006. We have also recently filed our 2004 Quarterly Reports on Form 10-Q with the SEC. Our 2005 and 2006 Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005 are outstanding.

Our code of ethics for the chief executive officer and senior financial officers of the Company is available, free of charge, on our web site, www.vaxgen.com, or by written request to VaxGen’s Corporate Secretary, 1000 Marina Boulevard, Suite 200, Brisbane, California 94005.

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our website address is included in this document as an inactive textual reference only and the information contained on our website is not incorporated into this Annual Report on Form 10-K.

Item 1A.	Risk Factors

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

We are not compliant with Section 404 under the Sarbanes-Oxley Act of 2002.

Section 404 under the Sarbanes-Oxley Act of 2002 requires that we perform an assessment of our internal controls over financial reporting, and engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting. We were required to complete the assessment as to the adequacy of our internal control reporting as of December 31, 2004.

We did not allow sufficient time for us and our independent registered public accounting firm to complete our and their respective responsibilities before December 31, 2004. Our independent registered public accounting firm concluded that we failed to complete the required assessment as to the effectiveness of our internal controls over financial reporting, and they were unable to complete their required audit of internal control over financial reporting. Accordingly, they disclaimed an opinion as to the effectiveness of our internal control over financial reporting.

We do not believe that the SEC has provided guidance as to the effect of such a disclaimer. Having received such a disclaimer, our Annual Report on Form 10-K for the year ended December 31, 2004, may be deemed to be deficient by the SEC. If our 2004 10-K were deemed to be deficient, the SEC may conclude that we are in violation of Sections 13 and 15(d) of the Exchange Act.

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

In response to a letter the Audit Committee of our Board of Directors received from our current independent registered public accounting firm regarding material weaknesses in the effectiveness of our internal control over financial reporting, we believe we need to correct deficiencies in our internal controls and procedures for financial reporting. These deficiencies include inadequate controls and procedures relating to revenue recognition for government contracts, account reconciliations, segregation of duties, journal entries, accounting for investments in affiliates, accounting for equity securities and derivatives, accounting for stock-based compensation, cut-off procedures and depth of accounting knowledge.

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

We will need to amend our Amended and Restated Certificate of Incorporation in order to increase the amount of our authorized common stock.

As of February 28, 2005, we had 29,606,523 shares of common stock outstanding, and outstanding options and warrants exercisable for 5,701,855 shares of common stock, and 472,356 shares of our common stock reserved for future issuance under our 2001 Employee Stock Purchase Plan. We will have only 4,219,266 shares of common stock authorized and available for issuance under our Amended and Restated Certificate of Incorporation (“Restated Certificate”). We will need to increase the amount of shares of common stock available for issuance pursuant to our Restated Certificate. In order to amend and restate our Restated Certificate, we will be required to receive the approval of our stockholders, which we intend to seek at our next annual meeting of stockholders. In order to hold our annual meeting of stockholders we must have a quorum of the voting power of our outstanding common stock either present at the meeting, or through proxy. However, we cannot solicit proxies from our stockholders for an annual meeting because we are delinquent in our periodic filing requirements under the Exchange Act. We will be delayed in holding our annual meeting of stockholders because we would not likely be able to have a quorum of the voting power of our outstanding common stock attend our annual meeting of stockholders in person. Once we hold our next annual meeting or a special meeting of stockholders, if our stockholders do not approve the amendment of the Restated Certificate, we will be limited in our ability to pursue equity financing in the future. If our stockholders approve an increase to the amount of common stock authorized for issuance, and we do issue additional shares of common stock, our stockholders equity will be diluted.

We may fail to fulfill our obligations under our contract to supply the Strategic National Stockpile (“SNS”) of anthrax vaccines to the U.S. government, and we may be unable to commercialize our vaccine candidates.

The U.S. government has undertaken commitments to help secure improved countermeasures against bioterrorism, including the stockpiling of vaccines for anthrax and smallpox. On November 4, 2004, we were awarded the SNS Contract to supply the U.S. government with up to 75 million doses of our anthrax vaccine candidate over five years. We expect to substantially increase our employee base to fulfill certain obligations under the SNS Contract. There is no guarantee that we will be able to find and hire suitable employees or that we will be able to integrate them into our operation properly so as to enable us to fulfill the obligations under the SNS Contract. If we fail to fulfill certain obligations under the SNS Contract, the government may terminate the SNS Contract with us. In addition, the U.S. government may terminate any government contract awarded to us for its convenience at any time.

The government’s determination to award the SNS Contract to us may be challenged by an interested party, such as another bidder, at the General Accounting Office or in federal court.

The laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract. Given the high dollar value of the SNS Contract, such protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the General Accounting Office or the applicable federal court, thus potentially delaying delivery of and payment for the vaccines. In addition, we may be forced to expend considerable funds to defend the award. If a protest is successful, the government may be ordered to terminate our contract for its convenience and resolicit bids. The government could even be directed to award the contract to one of the other bidders. The loss of the SNS Contract would make it difficult for us to generate sufficient revenue to continue operations or commercialize our anthrax vaccine.

The U.S. Congress may instigate an investigation into the award of the SNS Contract to us.

Senator Charles Grassley, Chairman of the U.S. Senate Finance Committee, sent a letter to the Department of Health and Human Services (“HHS”) on January 28, 2005 requesting information about the SNS Contract and its award to us. The letter alleges that HHS may have acted prematurely in awarding the SNS Contract to us. There can be no assurance that Senator Grassley or the U.S. Senate Finance Committee or other Congressional committees will not pursue an inquiry into the award of the SNS Contract. Such an inquiry, if it were initiated, could include public hearings that could lead to negative publicity, a change to the SNS Contract, and an adverse effect on the value of our common stock.

The award of the SNS Contract does not mean there will be any future contracts awarded.

The award of one government contract does not necessarily secure the award of future contracts covering the same vaccine. By law, the U.S. government must usually seek competition when procuring goods and services. In addition, if we do not perform in accordance with the terms of the SNS Contract, we may receive a poor performance report which would be considered in making any future awards, thus making it more difficult for us to win the award of such future contracts. Accordingly, we cannot be certain that we will be awarded any future contracts to supply a government stockpile of anthrax vaccine. It is possible that future awards to provide the U.S. government with emergency stockpiles of anthrax vaccine will be granted solely to another supplier. If the U.S. government makes significant future contract awards for the supply of its emergency stockpile to our competitors, such as Avecia, our business will be harmed and it is unlikely that we will be able to ultimately commercialize that particular vaccine. In addition, the determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the Food and Drug Administration (“FDA”), the National Institutes of Health (“NIH”), the Centers for Disease Control (“CDC”) and the Department of Homeland Security. President Bush has proposed, and Congress is considering, measures to accelerate the development of biodefense products through NIH funding, the review process by the FDA and the final government procurement contracting authority. While this may help speed the approval of our vaccine candidates, it may also encourage competitors to develop their own vaccine candidates. If competitive vaccine candidates gain approval, we could face severe competition, which could harm our business.

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

We have experienced a period of rapid change in our business as a result of increased emphasis on biodefense opportunities. In addition, we expect to experience substantial growth in 2005 in manufacturing, quality systems, clinical and regulatory functions associated with our SNS Contract. This change and growth in our business has strained and may continue to strain our administrative, financial and operational functions. We will need to, among other things, expand our staff and improve our systems and procedures to manage our expected growth and to maintain an adequate system of internal controls. Furthermore we will have to increase our capital expenditures in order to fulfill certain obligations under the SNS Contract, far in excess of what we have done in the past. As a result of a rapid increase in hiring employees and increased capital expenditures our operating budgets are significantly greater that they have been in the past. If we are unable to manage the change and growth of our business effectively, we may be unable to obtain future government contracts and our results of operations and financial condition will be adversely affected.

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

The U.S. government may terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and may make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.

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

Government contracts are subject to competitive bidding.

We obtain all of our government contracts through a competitive bidding process. We cannot assure you that we will continue to win competitively awarded contracts or that awarded contracts will generate revenues sufficient to result in profits. We are also subject to risks associated with:

•	the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and/or cost overruns; and

•	the substantial time and effort, including design and development activities, required to prepare bids and proposals for contracts that may not be awarded to us.

Our fixed price and cost plus contracts may commit us to unfavorable terms.

We provide our products and services primarily through fixed price and cost plus contracts. In a fixed price contract, we must fully absorb our cost overruns, notwithstanding the difficulty of estimating costs that are related to performance in accordance with contract specifications. The failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract may reduce the profitability of a fixed price contract or cause a loss.

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

Our subcontractors may fail to perform, or may be delayed in performing, certain tasks related to our ability to provide our vaccine candidates to the government under our contracts.

We rely on subcontractors to perform certain tasks related to our fulfilling the requirements of our contracts. In particular, to fulfill our obligations under the SNS Contract, we will provide bulk quantities of our anthrax vaccine candidate to subcontractors and our subcontractors will fill sterile individual-use syringes for delivery to the U.S. government. The processes and procedures used by our subcontractors in performing these tasks must be validated and approved by the U.S. government as compliant with applicable legal requirements, including the FDA’s cGMP regulations. Any significant delays in performing these tasks by our subcontractors, or a failure to perform them in compliance with applicable FDA or other governmental regulations, could cause us to fail to perform under our contracts, which may cause us to be in breach under those contracts and cause those contracts to be terminated. We cannot assure you that one or more of these subcontractors will not be delayed in performing, or fail to perform their obligations under these contracts in compliance with applicable legal requirements.

We have only a limited operating history and we expect to continue to generate losses.

To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. At December 31, 2004, we had a large accumulated deficit. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to procure future contracts to supply the anthrax and smallpox vaccines to the U.S. government, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products directly or through business partners. We cannot assure you that we will be able to accomplish any of these objectives.

Vaccine development is a long, expensive and uncertain process and the approval requirements for vaccines used to fight bioterrorism are still evolving. If we are unable to successfully develop and test our vaccine candidates in accordance with these requirements, our business will suffer.

We are subject to rigorous and extensive regulation by the FDA and comparable foreign regulatory authorities. In the United States, our vaccine candidates for anthrax and smallpox are regulated by the FDA as biological drug products, known as biologics. In order to obtain approval from the FDA to market our vaccine candidates, we will be required to submit to the FDA a Biologics License Application (“BLA”), which must include both preclinical and clinical trial data as prescribed by the FDA’s current regulatory criteria for vaccines such as our product candidates, as well as extensive data regarding the manufacturing procedures and processes for the vaccine candidates. Ordinarily, the FDA requires a sponsor to support a BLA application with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 effectiveness trials conducted in patients with the disease or condition being targeted. Because humans are not normally exposed to anthrax or smallpox, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for commercial sale. We believe that, according to the FDA’s current BLA requirements for certain biologics that cannot be feasibly or ethically tested in humans in Phase 3 efficacy studies, we may instead be able to obtain BLA approval based on clinical data from Phase 2 and Phase 3 trials in healthy subjects that demonstrate adequate safety and immune response and effectiveness data from studies in animals. Specifically, we intend to pursue FDA approval of our anthrax and smallpox vaccine candidates under requirements published by the FDA in 2002 that allow the FDA to approve certain vaccines used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances based on human clinical data to demonstrate safety and immune response, and evidence of effectiveness derived from appropriate pre-clinical studies and any additional supporting data. We cannot predict whether we will obtain regulatory approval for any of our product candidates pursuant to these provisions, or at all. We may fail to obtain approval from the FDA or foreign regulatory authorities, or experience delays in obtaining such approvals, due to varying interpretations of data or failure to satisfy current safety, efficacy, and quality control requirements. Further, our business is subject to substantial risk because the FDA’s current policies governing biodefense vaccines may change suddenly and unpredictably and in ways that could impair our ability to obtain regulatory approval of these products, and we cannot guarantee that the FDA will approve our anthrax and smallpox vaccines.

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

Our business prospects will depend on our ability to complete patient enrollment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize our vaccine candidates. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	slower-than-anticipated enrollment of volunteers in the trials;

•	lower-than-anticipated recruitment or retention rate of volunteers in the trials;

•	serious adverse events related to the vaccine candidates;

•	unsatisfactory results of any clinical trial;

•	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules; or

•	different interpretations of our preclinical and clinical data, which could initially lead to inconclusive results.

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

Vaccine candidates are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. Our vaccine candidates are in the preclinical and clinical stages of development and have not received required regulatory approval from the FDA to be commercially marketed and sold. With the exception of LC16m8, which was licensed and sold in Japan, our vaccine candidates have not received required regulatory approval from foreign regulatory agencies to be commercially marketed and sold. The process of obtaining and complying with FDA, other governmental and foreign regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense exerted, regulatory approval is never guaranteed.

We also are subject to the following risks and obligations, among others:

•	the FDA or foreign regulators may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied;

•	the FDA or foreign regulators may require additional testing for safety and effectiveness;

•	the FDA or foreign regulators may interpret data from preclinical testing and clinical trials in different ways than we interpret them;

•

If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution. In addition, many foreign countries control pricing and coverage under their respective national social security systems;

•	the FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities;

•	the FDA or foreign regulators may change their approval policies or adopt new regulations;

•

even if regulatory approval for any product is obtained, the marketing license will be subject to continual review, and newly discovered or developed safety or effectiveness data may result in suspension or revocation of the marketing license;

•

if regulatory approval of the vaccine candidate is granted, the marketing of that vaccine would be subject to adverse event reporting requirements and a general prohibition against promoting products for unapproved or “off-label” uses;

•

in some foreign countries, we may be subject to official release requirements that require each batch of the vaccine we produce to be officially released by regulatory authorities prior to its distribution by us; and

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

We and our subcontractors are subject to ongoing regulatory review and periodic inspection and approval of manufacturing procedures and operations, including compliance with cGMP regulations.

The manufacturing methods, equipment and processes used by us and our subcontractors must comply with the FDA’s cGMP regulations. The cGMP requirements govern, among other things, recordkeeping, production processes and controls, personnel and quality control. The FDA must approve the facilities used to manufacture our products before they can be used to commercially manufacture our vaccine products or commence deliveries under the SNS Contract, and these facilities are subject to ongoing and periodic inspections. If we or our subcontractors fail to comply with the cGMP requirements, or fail to pass a pre-approval inspection of our manufacturing facility in connection with the SNS Contract, we may not receive regulatory approval, and we would be subject to possible judicial or administrative sanctions. In addition, preparing a manufacturing facility for commercial manufacturing may involve unanticipated delays and the costs of complying with the cGMP regulations may be significant. Any material changes we make to our manufacturing processes after we obtain approval of a product may require approval by the FDA, state or foreign regulatory authorities.

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

Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

•	lack of adequate quality or sufficient prevention benefit, or unacceptable safety during preclinical studies or clinical trials;

•	failure to receive necessary regulatory approvals;

•	existence of proprietary rights of third parties; or

•	inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

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

If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products. If we infringe on the intellectual property rights of others, we may be prevented from developing or marketing our product candidates. Given the rights retained and licenses granted to the U.S. government in regard to our anthrax vaccine, to the extent that the U.S. government or foreign governments or organizations procuring vaccines through treaties or agreements with the U.S. government constitute the primary market for any of our products, the licenses granted by the U.S. government will not provide us with a competitive advantage.

In addition, under our U.S. government contracts, we have a duty to disclose each invention that we conceive or reduce to practice in performing the agreement, and if we wish to retain title to such invention, we must affirmatively elect to do so. If we fail to strictly follow these disclosure requirements, the U.S. government could take title to such inventions and preclude us from using them. For each invention to which we retain title, the U.S. government has both a worldwide, irrevocable, royalty-free license to practice or have practiced such invention on behalf of the U.S. government, and certain “march-in” rights pursuant to which the U.S. government could require us to license the invention that we own to third parties, including our competitors.

Our technology, including technology licensed from Kaketsuken and USAMRIID, or technology that we may license in the future, if any, will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. Accordingly, we cannot predict the scope and breadth of patent claims that may be afforded to other companies’ patents. In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate these suits.

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

Our Korean manufacturing joint venture may not be successful.

Celltrion has not yet completed its full capitalization. Two of the existing investors in Celltrion have failed to meet a total of $6.3 million in funding obligations. Celltrion will be unable to validate and operate the manufacturing facility in the Republic of Korea if Celltrion is unable to secure or raise the necessary funding or does not receive the necessary technology for the manufacture of mammalian cell culture or other biopharmaceutical products.

Even if Celltrion successfully completes the construction of its Korean manufacturing facility, we cannot be certain that the facility will pass domestic or foreign regulatory approvals or be able to manufacture mammalian cell culture products in commercial quantities on a cost-effective basis or at all. In addition, as of December 31, 2004, Celltrion has not secured any agreements under which products would be produced at this facility, and it is uncertain whether there will be sufficient demand for mammalian cell culture biomanufacturing to make this facility profitable.

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

The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to win future government contracts for anthrax or smallpox vaccines;

•	adverse results or delays in clinical trials;

•	delays in our product development efforts;

•	real or perceived safety issues with any of our vaccine candidates;

•	failure to obtain or maintain required regulatory approvals;

•	delays in completion and/or validation of our manufacturing facilities in the Republic of Korea;

•	changes in financial estimates by securities analysts;

•	rumors about our business prospects, product development efforts or clinical trials;

•	if our stock is delisted or not quoted on an approved stock exchange or the Nasdaq National Market or Small Cap Market for five consecutive days; or

•	new products or services offered by us or our competitors or announcements relating to product developments by our competitors;

•	issuances of debt or equity securities;

•	sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants; and

•	other events or factors, many of which are beyond our control.

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

Effective January 1, 2004, we are required to consolidate Celltrion’s financial statements into our own. Celltrion maintains its records in accordance with Korean accounting principles; however, we require financial statements that are prepared in accordance with GAAP and which have been audited in conformity with generally accepted auditing standards in the United States of America. Celltrion’s internal controls over financial reporting may not be sufficient to enable them to report their interim GAAP financial results to us on a timely basis. In addition, their independent registered public accounting firm could conclude that Celltrion’s internal controls over financial reporting are not sufficient to enable the registered public accounting firm to complete their required annual audit of Celltrion’s GAAP financial statements in a timely fashion, if at all.

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

Celltrion’s subcontractors may fail to perform, or may be delayed in performing, certain tasks related to the construction of the Incheon manufacturing facility.

Celltrion relies on subcontractors to perform certain tasks related to the construction of its manufacturing facility. Any significant delays in performing these tasks by subcontractors, or a failure to perform them in compliance with applicable governmental regulations, could cause Celltrion to fail to complete its facility in a timely manner, if at all, which may cause Celltrion to be in breach under its customer contracts and cause those contracts to be terminated.We cannot assure you that one or more of these subcontractors will not be delayed in performing, or fail to perform their obligations under these contracts in compliance with applicable legal requirements.

Celltrion’s suppliers may fail to provide, or may be delayed in providing, Celltrion with the necessary materials to produce its products.

When Celltrion begins production at its manufacturing facility, it will be relying on suppliers to provide it with the necessary materials to produce its products. Any significant delays in obtaining any of these materials from suppliers or other failure by suppliers to perform as agreed may cause Celltrion to fail to perform under its contracts, which may cause Celltrion to be in breach under those contracts and cause those contracts to be terminated. We cannot assure you that Celltrion will not face shortages from one or more of these suppliers in the future. We cannot ensure that if a shortage of materials occurs, that Celltrion will be able to obtain suppliers that will agree to provide materials to us at terms favorable to us or at all.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located in Brisbane, California, in an office building in which we lease approximately 20,000 square feet. The lease agreement terminates in May 2007, and we have an option to renew for an additional five-year period. We also lease approximately 70,000 square feet of laboratory and manufacturing space in California under three lease agreements which expire through 2008. During 2004, we commenced negotiations to amend certain of our lease agreements. On April 14, 2005, we entered into an amended lease agreement to secure space to support the production of our recombinant anthrax vaccine candidate as well as our other programs. This space, which totals 105,000 square feet, will be used for manufacturing, quality assurance, quality control, research and development and other functions. The amended lease replaces our previous sublease for approximately 50,000 square feet and previous leases of approximately 20,000 square feet. It also provides an additional 35,000 square feet. This lease terminates in December 2016; however, we have options to renew the lease for two additional five-year periods. As of December 31, 2004, we believed that our facilities were sufficient to support our operations for at least the next 18 months.

Item 3.	Legal Proceedings

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased our securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and our future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. On April 16, 2004, Theodore Williams was appointed Lead Plaintiff and an Amended Consolidated Complaint was filed on May 14, 2004. The matter is captioned In re VaxGen Securities Litigation, Civil Action No. C-03-1129-JSW, and is pending in the United States District Court for the Northern District of California. Named as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. On June 28, 2004 defendants filed their motion to dismiss the Amended Consolidated Complaint. See Subsequent Events in the Note 22 to the consolidated financial statements.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are Company directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former Company directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint are similar to those contained in the class actions, although unlike the class action, in the derivative action the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of our stock while in possession of material non-public information about us. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment, and against the Vulcan Defendants for breach of fiduciary duty and insider trading. The Company Directors and the Vulcan Defendants filed demurrers challenging the demand futility allegations in the consolidated complaint. The Court overruled the defendants’ demurrers and the parties have entered the discovery phase of the litigation. The parties have entered into settlement discussions. As of December 31, 2004, the Company has provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in the Note 22 to the consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions with the Company as of December 31, 2004 are as follows:

Name of Executive Officer	Age	Principal Occupation

Lance K. Gordon, Ph.D.*	57	President and Chief Executive Officer
James M. Cunha*	55	Chief Financial Officer
Carmen M. Betancourt-Riche*	49	Senior Vice President, Regulatory Affairs and Quality Systems
Marc J. Gurwith, M.D.	65	Senior Vice President, Medical Affairs and Chief Medical Officer
Kathrin U. Jansen, Ph.D.*	46	Senior Vice President, Research and Development and Chief Scientific Officer
James P. Panek*	51	Senior Vice President, Manufacturing Operations
Roland Lance Ignon	48	Vice President, Corporate Communications
Piers C. Whitehead	42	Vice President, Corporate and Business Development

* Dr. Gordon, Mr. Cunha, Ms. Betancourt-Riche and Dr. Jansen resigned from the Company in 2007, 2005, 2006 and 2006, respectively. Mr. Panek became President and Chief Executive Officer in January 2007.

There is no family relationship between or among any of the executive officers or directors.

Lance K. Gordon, Ph.D.

Dr. Gordon served as our President and Chief Executive Officer and as a director from March 2004 until his resignation in 2007. He served as Chief Executive Officer and as a director from September 2001 to March 2004. Dr. Gordon served from May 1999 through March 2001 as the Executive Vice President of OraVax (now known as Acambis, Inc.) and the Director North America for Peptide Therapeutics as well as a member of the board of directors of Peptide. Peptide Therapeutics acquired OraVax in May 1999. Dr. Gordon served from 1990 to 1999 as the President and Chief Executive Officer and a member of the board of directors of OraVax, Inc. From January 1989 to June 1990, Dr. Gordon served as Senior Vice President and a member of the board of directors of North American Vaccine, Inc., a biopharmaceutical company. From April 1988 to January 1989, he served as Chief Executive Officer of American Vaccine Corporation and Selcore Laboratories, Inc., both of which are biopharmaceutical companies. From 1987 to 1988, Dr. Gordon was Associate Director, Infectious & Inflammatory Diseases, Clinical Pharmacology—Drug Medical Affairs, of E.R. Squibb & Sons, Inc., a pharmaceutical company. From 1981 to 1987, he was Director, Immunobiology Research at Connaught Laboratories, Ltd., a pharmaceutical company. During his seven years with Connaught Laboratories, Ltd., Dr. Gordon was responsible for both bacterial and viral research and development programs. He was the inventor and Project Director for the Connaught Haemophilus influenzae type b conjugate vaccine, ProHibit® through FDA licensure. Dr. Gordon also serves on the Board of Trustees of the not-for-profit Albert B. Sabin Foundation. He is a member of the National Vaccines Advisory Committee, of the Department of Health and Human Services. Dr. Gordon received a B.A. from California State University at Humboldt and a Ph.D. in Biomedical Science from the University of Connecticut. Dr. Gordon completed his postdoctoral fellowship at the Howard Hughes Medical Institute.

James M. Cunha

Mr. Cunha joined VaxGen in April 2004 as interim Chief Financial Officer and served as Chief Financial Officer from May 2004 until his resignation in 2005. Prior to joining VaxGen, Mr. Cunha was a managing partner with Arthur Andersen LLP. During his tenure of nearly three decades at the accounting firm, his clients included Cardinal Health, Dole Food Company, Pacific Lumber, Fry’s Electronics, Orchard Supply Hardware, Save Mart Supermarkets and the Chronicle Publishing Company. After leaving Andersen and before joining VaxGen, Mr. Cunha was a managing director of Management & Capital Group, where he provided corporate governance consulting services. He has served on the Board of Directors for the United Way in several cities and as the Chair of the Audit Committee and Strategic Planning Committee of the Board for the United Way of the Bay Area in San Francisco. Mr. Cunha is a Certified Public Accountant and holds an M.B.A. from the Haas School of Business at the University of California, Berkeley.

Carmen M. Betancourt-Riche

Ms. Betancourt-Riche has served as our Senior Vice President, Regulatory Affairs and Quality Systems from January 2002 until her resignation in 2006. Ms. Betancourt-Riche is our chief liaison with the U.S. Food and Drug Administration and is responsible for overseeing the preparation of biologics license applications for all products the Company seeks to market. From August 2001 until December 2001, Ms. Betancourt-Riche served as Vice President, Regulatory Affairs, at Titan Pharmaceutical, where she managed multiple product development programs supporting the clinical investigation of pharmaceutical products. From 1977 to 2000, Ms. Betancourt-Riche held various regulatory positions at Genentech, Coulter Pharmaceutical and Bayer. Ms. Betancourt-Riche received a B.S. degree in Biological Sciences from the University of California, Davis and an M.B.A. in International Corporate Management from Golden Gate University.

Marc J. Gurwith, M.D.

Dr. Gurwith has served as our Senior Vice President, Medical Affairs and Chief Medical Officer since October 2001. From August 1997 through October 2001, Dr. Gurwith served as Vice President, Drug Development and Chief Medical Officer at Genelabs Technologies, Inc. From January 1995 until August 1997 Dr. Gurwith was Vice President, Clinical Research and Associate Medical Director at Sequus Pharmaceuticals. Previously, Dr. Gurwith served as Vice President of Medical and Scientific Affairs at Boehringer Mannheim Pharmaceuticals and as Senior Director of Clinical Research at Wyeth-Ayerst Research. Dr. Gurwith received his M.D. from Harvard University, his J.D. from Temple University School of Law and his B.A. from Yale University.

Kathrin U. Jansen, Ph.D.

Dr. Jansen joined the Company in October 2004 and served as our Senior Vice President, Research and Development and Chief Scientific Officer until her resignation in 2006. From 1992 through October 2004, Dr. Jansen worked for Merck & Co., Inc. as a research fellow and advanced to eventually become the Executive Director of Microbial Vaccine Research for Merck Research Laboratories. Prior to joining Merck, she served from 1989 to 1992 as a research scientist at the Glaxo Institute for Molecular Biology, where she studied the structure and function of a low affinity receptor for IgE (CD23). Prior to her career in industry, Dr. Jansen held research positions at Cornell University and Institut für Mikrobiologie, Marburg, Germany. She holds a Ph.D. in Microbiology, with a minor in Biochemistry and Genetics and an undergraduate degree in Biology from Philipps-Universität, Marburg, Germany.

James P. Panek

Mr. Panek has served as our President and Chief Executive Officer since January 2007. He previously served as our Senior Vice President, Manufacturing Operations, since February 2002. From 1982 to 2001, Mr. Panek served in various capacities with Genentech, including Senior Vice President, Product Operations, and Vice President, Manufacturing, Engineering and Facilities, where he led the development of the world’s largest biotechnology manufacturing facility and was responsible for all operations involved in supplying products for preclinical, clinical, and commercial use. Mr. Panek led the development of manufacturing facilities that enabled FDA approval and launch of recombinant products to treat pediatric growth hormone deficiency (Nutropin Depot® and Protropin®), heart attack (TNKase™), non-Hodgkin’s lymphoma (Rituxan®) and breast cancer (Herceptin®). Mr. Panek was also responsible for the purification of all human pharmaceuticals for clinical and commercial use, and led the successful start-up and licensure of operations for purification of Activase®, the first large-scale cell culture product approved by the FDA. Prior to joining Genentech, Mr. Panek spent six years with Eli Lilly in a variety of engineering and development positions. Mr. Panek received a B.S. and an M.S. in chemical engineering from the University of Michigan.

Roland Lance Ignon

Mr. Ignon has served as our Vice President, Corporate Communications, since September 2001. He joined the Company in March 2000 as Senior Director, Corporate Communications. Mr. Ignon’s title was changed in 2005 to Vice President, Corporate Affairs to reflect additional responsibilities under his oversight. Mr. Ignon has more than 15 years of experience as a business journalist and communications professional. Prior to joining the Company, Mr. Ignon served as Director, Corporate Communications, for Tenet Healthcare Corporation, one of the nation’s largest operators of acute care hospitals, from 1996 to 2000. Mr. Ignon also served as Vice President of Investor Relations at Sitrick and Company, one of the nation’s leading crisis communications firms, from 1994 to 1995. As a journalist, Mr. Ignon served as founding editor of an award-winning business newspaper and as a finance reporter and editor at Investor’s Business Daily. Mr. Ignon also was a reporter for Bloomberg Business News, The Economist Group and the Los Angeles Times. Mr. Ignon earned a B.A. degree in political science from the University of California, Irvine, and an M.A. from the Graduate School of Journalism at Columbia University.

Piers C. Whitehead

Mr. Whitehead has served as our Vice President, Corporate and Business Development, since July 2002. Mr. Whitehead served as Vice President from 1991 through 2002 and Head of Mercer Management Consulting’s San Francisco office from 2000 to 2002. There he led marketing, strategy and manufacturing projects, with an emphasis on global health and vaccines, for clients that included the Global Alliance for Vaccines and Immunization, UNICEF and several private sector clients. Mr. Whitehead gained international prominence for his wide-ranging analysis of the biologics, pharmaceutical, global health and vaccine markets. His reports on the state of international vaccine development, including the analysis of manufacturing economics for the developing world, have become standard references for the field. Prior to joining Mercer, he was a manager with London-based investment bank, Robert Fleming Securities Ltd. There he led a team of seven analysts covering the European Capital Goods sector. Mr. Whitehead received a B.A. and an M.A. from Oriel College in Oxford, England.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

                 Price Range of Common Stock

Our common stock began trading publicly on the Nasdaq National Market on June 30, 1999 under the symbol “VXGN.” On August 6, 2004, we announced that we had received notification from the Nasdaq Panel that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. The Nasdaq Panel’s decision to delist our stock was based on our filing delinquency and our determination that previously filed financial statements for the years ended December 31, 2003, 2002 and 2001 should not be relied upon. We intend to apply for relisting on Nasdaq or American Stock Exchange upon filing our remaining delinquent reports. Our common stock is currently quoted on the OTC Pink Sheets under the symbol VXGN.PK.

The following table lists quarterly information on the intra-day price range of the common stock based on the high and low sales prices for our common stock as reported on the Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

	High	Low

Fiscal 2004*:
Fourth Quarter	$18.70	$10.60
Third Quarter	$14.75	$5.90
Second Quarter	$18.11	$10.60
First Quarter	$12.42	$7.70

Fiscal 2003 (per Nasdaq):
Fourth Quarter	$14.61	$6.50
Third Quarter	$14.79	$3.50
Second Quarter	$6.31	$2.11
First Quarter	$20.35	$2.70

* First and second quarters are based on Nasdaq National Market; third quarter is based on Nasdaq from July 1, 2004 through August 8, 2004 and on the OTC Pink Sheets from August 9, 2004 through September 30, 2004; and, fourth quarter is based on the OTC Pink Sheets.

As of December 29, 2006, there were 377 holders of record of the common stock and the last reported sales price on the OTC Pink Sheets for the common stock was $1.90 per share.

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

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes to those financial statements, included elsewhere in this Annual Report.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Statement of Operations Data:	(B)
Revenues:
Research contracts and grants	$31,395	$28,006	$2,819	$895	$275
Related party services	—	1,051	392	—	—

Total revenues	31,395	29,057	3,211	895	275
Operating expenses:
Research and development	42,652	32,161	27,226	16,993	18,706
General and administrative	21,803	15,988	10,753	11,877	16,756

Loss from operations	(33,060)	(19,092)	(34,768)	(27,975)	(35,187)
Other income (expense):
Investment income and other	807	488	2,038	3,255	3,900
Valuation adjustments	(16,183)	4,499	(4,297)	4,025	—
Equity in loss of affiliate	—	(6,735)	(803)	—	—

Total other income (expense)	(15,376)	(1,748)	(3,062)	7,280	3,900

Net loss before minority interest	(48,436)	(20,840)	(37,830)	(20,695)	(31,287)
Minority interest in loss of subsidiary	—	1,020	162	—	—
Minority interest in variable interest entity	2,742	—	—	—	—

Loss before cumulative effect of change in accounting principle	(45,694)	(19,820)	(37,668)	(20,695)	(31,287)
Cumulative effect of change in accounting principle (A)	—	700	—	—	—

Net loss	(45,694)	(19,120)	(37,668)	(20,695)	(31,287)
Charges related to Series A preferred stock	—	(2,580)	(17,034)	(3,467)	—

Net loss applicable to common stockholders	$(45,694)	$(21,700)	$(54,702)	$(24,162)	$(31,287)

Basic and diluted loss per share applicable to common stockholders:
Before cumulative effect of change in accounting principle	$(1.78)	$(1.19)	$(3.76)	$(1.71)	$(2.29)
Cumulative effect of change in accounting principle (A)	—	0.04	—	—	—

Basic and diluted loss per share applicable to common stockholders	$(1.78)	$(1.15)	$(3.76)	$(1.71)	$(2.29)

Weighted average shares used in computing basic and diluted loss per share applicable to common stockholders	25,677	18,916	14,567	14,145	13,636

	December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Balance Sheet Data:	(B)
Cash, cash equivalents and investment securities	$46,090	$28,685	$22,932	$47,880	$47,994
Working capital	23,681	21,056	6,868	41,358	47,883
Property and equipment	138,246	18,517	5,429	3,020	3,202
Investment in affiliate	—	34,561	38,513	—	—
Total assets	196,403	94,464	75,945	53,184	56,508

Derivative liabilities	—	3,407	8,606	4,309	—
Obligation to related party, non-current	—	31,540	34,115	—	—
Non-current obligations	57,531	—	—	—	—
Minority interest of subsidiary	—	5,818	6,838	—	—
Minority interest of variable interest entity	31,284	—	—	—	—
Series A preferred stock	—	—	1,232	7,174	—
Total stockholders’ equity	77,226	41,222	13,489	37,673	51,589

(A) Cumulative effect of change in accounting principle for the year ended December 31, 2003 relates to our adoption of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

(B) Reflects the consolidation of Celltrion under FIN 46R. Refer to Note 2 in the accompanying financial statements for further discussion.

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

We were incorporated in 1995 and formed to complete the development of an investigational recombinant protein vaccine (“AIDSVAX”) intended to prevent infection by human immunodeficiency virus (“HIV”). In 2002, we broadened our product development portfolio to also include biodefense vaccines. From inception through September 30, 2003, VaxGen was a development stage enterprise and its financial statements during that period were prepared in conformity with generally accepted accounting principles in the United States of America governing development stage enterprises.

On August 6, 2004, we announced that we had received notification from the Nasdaq Panel that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. The Nasdaq Panel’s decision to delist our stock was based on our filing delinquency and our determination that previously filed financial statements for the years ended December 31, 2003, 2002 and 2001 should not be relied upon. We intend to apply for relisting on Nasdaq upon filing our delinquent reports. Our common stock is currently quoted on the OTC Pink Sheets under the symbol VXGN.PK.

Celltrion

During 2004, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (as revised, “FIN 46R”), and determined that Celltrion, Inc. (“Celltrion”), our equity method investee as of the date of adoption, constituted a variable interest entity (“VIE”) and that we are its primary beneficiary. Accordingly, in accordance with FIN 46R, our consolidated financial statements in this report include the accounts of our VIE effective January 1, 2004, as if Celltrion had been consolidated since its inception. All comparative financial data included in this report for periods prior to January 1, 2004 reflects our accounting for Celltrion as an equity method investee.

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

Anthrax Vaccine

In September 2002, we were awarded a contract from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a new anthrax vaccine candidate and to create a feasibility plan for how we would manufacture an emergency stockpile of 25 million doses of the vaccine (“2002 Anthrax Contract”). Under the 2002 Anthrax Contract, $20.9 million has been awarded to develop the vaccine candidate initially developed by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), which is intended to combine the safety benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax Protective Antigen (“PA”). During the years ended December 31, 2004 and 2003, we recognized $2.2 million and $16.4 million, respectively, in revenue relating to the 2002 Anthrax Contract.

On September 30, 2003, NIAID awarded us a second contract valued at $80.3 million (“2003 Anthrax Contract”) for the advanced development of our anthrax vaccine candidate (and, together with the 2002 Anthrax Contract, “NIAID Contracts”). This contract is intended to partially fund development through manufacturing scale-up, validation and completion of two Phase 2 clinical studies, which will support the filing of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”). Additional steps required to support a BLA filing not covered by the 2003 Anthrax Contract include a large-scale safety study and may include other clinical trials. As of December 31, 2004, the period of performance for the 2003 Anthrax Contract is from September 30, 2003 through September 29, 2007. During the years ended December 31, 2004 and 2003, we recognized $27.3 million and $4.8 million, respectively, in revenue relating to the 2003 Anthrax Contract.

In November 2004, the Office of Public Health Emergency and Preparedness (“OPHEP”) awarded us a contract valued at $877.5 million to provide 75 million doses of our anthrax vaccine candidate, rPA102, to the U.S. government’s Strategic National Stockpile (“SNS”) for civilian defense (“SNS Contract”). The SNS Contract calls for us to provide 25 million doses of our rPA anthrax vaccine to the SNS within two years of the award and a total of 75 million doses within three years. The SNS Contract also includes up to an additional $69 million in cost-plus-fixed-fee task orders, which may be awarded at the government’s discretion. Prior to commencement of deliveries, we are required to generate certain data intended to permit the use of the product in response to an emergency. We recover only a portion of the development costs associated with this work from our NIAID Contracts. After we begin deliveries of the vaccine, the SNS Contract requires that we pursue FDA licensure and, therefore, that we incur certain additional development costs that are not covered by the NIAID Contracts, including a large-scale Phase 3 safety study and that may include additional non-clinical and clinical trials. For the remainder of the 5-year contract, we are required to maintain active manufacturing operations and provide stockpile-related services.

In December 2004, we received official notification from NIAID indicating that we had substantially met the program requirements associated with all milestones under the 2002 Anthrax Contract. In December 2004, NIAID notified us of its intent to terminate, for its convenience, a portion of the 2003 Anthrax Contract and redirect the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities which we had subcontracted to a fill/finish service provider. We have estimated that our liability to this subcontractor is $1.5 million as of December 31, 2004.

During the years ended December 31, 2004 and 2003, we incurred total costs of $32.7 million and $21.8 million, respectively, associated with research and development for the NIAID Contracts.

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

During the years ended December 31, 2004 and 2003, we incurred total costs of $3.0 million and $1.8 million, respectively, in research and development costs associated with the smallpox vaccine program. To date, costs associated with this program have been for internal labor costs and preclinical studies. In 2005 and 2006, we expect to spend a total of $9 million to $11 million primarily for additional preclinical activities and for costs associated with conducting a multi-center Phase 1 clinical trial. Results from preclinical studies continue to support our belief that LC16m8 may provide a safer yet effective alternative to conventional smallpox vaccines. These results, however, are insufficient to support licensure, and we will be required to demonstrate safety and effectiveness in additional clinical and animal studies in the United States in order to obtain FDA approval. Cost estimates to fund this program beyond 2006 are presently not known and will depend on the risks described in “Future Product Development Activities” below.

HIV Vaccines: AIDSVAX

We were formed to develop and commercialize AIDSVAX, a vaccine candidate intended to prevent infection by HIV. We completed two large-scale Phase 3 clinical trials of two formulations for AIDSVAX. Results of both trials, which were announced in 2003, indicated that there was not a statistically significant reduction of HIV infection within the study population as a whole, which was the primary endpoint of each trial.

Beginning in 2002, we utilized the expertise and infrastructure developed through the AIDSVAX program to broaden our business and refocus our efforts on the development of biodefense vaccines and large-scale manufacturing operations.

In the fourth quarter of 2003, we were awarded a grant from the National Institutes of Health (“NIH”), through SAIC-Frederick, Inc, a subsidiary of Science Applications International Corporation under contract with the National Cancer Institute, for $3.7 million to complete certain activities related to both Phase 3 clinical trials. Additionally, we obtained funding from the NIH, through the Foundation for the National Institutes of Health, Inc., also for the purpose of completing certain activities related to both Phase 3 clinical trials. We cannot be certain whether or when we will obtain additional funding to continue to develop AIDSVAX or whether we will be able to fully utilize available funding.

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

In 2003, we ceased almost all of our development efforts for AIDSVAX. For the year ended December 31, 2004, we incurred total costs of $1.5 million towards the research and development of AIDSVAX. The most significant research and development costs incurred for the development of AIDSVAX include: the costs to conduct the Phase 3 clinical trials, the cost of the clinical materials, the costs associated with the laboratory activities required to support the trials, the advanced development of our manufacturing process, the establishment of a regulatory and quality systems group to support the possible licensure of the products and the costs to refine the manufacturing process of the vaccine.

Investment in Celltrion

Celltrion was formed in 2002 to build and operate a mammalian cell culture biomanufacturing facility in Incheon, Republic of Korea. As a part of the initial capitalization of Celltrion, we made an in-kind contribution to Celltrion of the license and sub-license of certain cell culture technology used for the manufacture of pharmaceutical products. Under the terms of the Celltrion Joint Venture Agreement (“JVA”), dated February 25, 2002, between us and Nexol Biotech Co., Ltd., Nexol Co., Ltd. (“Nexol”), Korea Tobacco & Ginseng Corporation and J. Stephen & Company Ventures Ltd. (together, “Korean Investors”), we received 7.8 million shares of Celltrion common stock for this contribution, representing approximately half of the then outstanding equity. In March 2002, we entered into a Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion.

Under the terms of the JVA, as amended on December 30, 2004, between VaxGen and the Korean Investors (“Revised JVA”), Celltrion is managed by a Board of Directors. Nexol Biotech Co. Ltd. and VaxGen are each entitled to hold two seats and appoint a Representative Director of Celltrion. The Revised JVA entitles us to hold two Board seats and appoint a Representative Director for as long as we retain two-thirds of our initial shareholdings in Celltrion. The Revised JVA also provides for future capitalization of Celltrion, including the possible sale of additional stock to new investors. The laws of the Republic of Korea govern the JVA and the Revised JVA.

In 2002, Celltrion provided partial funding towards our subsidiary, VaxGen-Celltrion, Inc. (“VCI”), which owns the equipment and leasehold improvements in a California-based manufacturing facility in which we produce the recombinant protein for our anthrax vaccine candidate. On December 30, 2004, we exercised our right to acquire all of Celltrion’s shares in VCI for $7.7 million, making us the sole stockholder in VCI. At that time, we also entered into various transactions pertaining to our ownership of Celltrion and our contractual obligations to Celltrion, including:

•	a Termination Agreement by and between VaxGen and Celltrion;

•	a Surrender Agreement by and between VaxGen and the Korean Investors (“Surrender Agreement”); and

•	a Technical Support and Services Agreement by and between VaxGen and Celltrion.

The Termination Agreement provided for the termination of the Supply Agreement, the License Agreement and the Sub-License Agreement, all dated March 25, 2002, by and between Celltrion and us. The Surrender Agreement provided for the return by us of 2.0 million shares of common stock of Celltrion, out of the 7.8 million shares originally issued to us. As a result, VaxGen reduced its ownership in Celltrion to 36%. In exchange for reducing our ownership in Celltrion, we have no future obligation to transfer our technology to Celltrion or to provide additional technical support to Celltrion. Celltrion has the right to continue to use certain technology previously transferred to it by us and may purchase future technical support and certain services from us under the Technical Support and Services Agreement.

The manufacturing facility in Incheon, which is operated and financed by Celltrion, includes 50,000 liters of bioreactor capacity on approximately 48 acres of land, with an additional 180,000-liter expansion expected to be completed by 2009. The Incheon facility will utilize mammalian cell culture technology to manufacture biopharmaceutical products including monoclonal antibodies and therapeutic proteins.

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

•	the possibility of delays in the collection of clinical trial data;

•	uncertainties related to our subsidiary, VCI, manufacturing facilities; and

•	various risks related to our reliance upon third parties, including government entities.

Significant Equity Transactions

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

                 Private Placement

In November 2004, VaxGen raised net proceeds of $37.5 million through the private placement of 3.0 million shares of common stock at $13.25 per share to a group of accredited institutional investors. As part of the November 2004 private placement, we agreed to file a registration statement on Form S-1 no later than 30 days after the first day that we become current with our reporting requirements under the Exchange Act of 1934. We may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares (a) if the registration statement is not filed on or prior to 30 days from becoming current in our reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations.

Under the terms of the JVA and the Amended JVA, in May 2004 Celltrion issued 693,500 shares of preferred stock at a price of 5,000 Korean Won per share ($4.28 equivalent), resulting in net proceeds of 3,447 million Korean Won ($3.0 million equivalent). In addition, in December 2004, Celltrion issued 1,356,800 shares of preferred stock at a price of 5,000 Korean Won per share ($4.56 equivalent), resulting in net proceeds of 6,751 million Korean Won ($6.2 million equivalent).

Subsequent Events

See Subsequent Events in Note 22 to the consolidated financial statements for more information regarding events occurring after December 31, 2004.

                 SNS Contract

In 2006, VaxGen completed the manufacturing scale-up, one Phase 2 clinical trial and process validation in connection with the 2003 Anthrax Contract.

In May 2006, VaxGen received a unilateral contract modification from the HHS related to the SNS Contract. In November 2006, VaxGen received a clinical hold notification from the FDA that will postpone the initiation of the second Phase 2 trial for its investigational anthrax vaccine, rPA102. In December 2006, HHS terminated for default the SNS Contract. HHS based the decision on its determination that VaxGen “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required VaxGen to initiate a clinical trial of the vaccine candidate by December 18, 2006.

Under the terms of the SNS Contract, and as is typical in government contracting, HHS reserved its right to hold VaxGen liable for any excess costs of procuring an anthrax vaccine. HHS has given VaxGen no indication of whether it will exercise this right. According to the Federal Acquisition Regulation, the government could be entitled to recover excess costs if HHS procured the same or similar anthrax vaccine from another contractor. VaxGen is actively exploring its strategic and legal alternatives. VaxGen has the right to appeal the termination and any government claim for excess costs associated with the procurement of an alternative anthrax vaccine.

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

                 2003 Anthrax Contract

In December 2004, NIAID terminated, for its convenience, a portion of the 2003 Anthrax Contract and redirected the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities VaxGen had subcontracted to a fill/finish service provider. In March 2006, VaxGen agreed to pay this fill/finish service provider $1.5 million for costs relating to the termination of the subcontract, which are not reimbursable under the terms of VaxGen’s contract with NIAID.

                 Convertible Senior Subordinated Notes

In April 2005, we raised aggregate net proceeds of $31.5 million through a private placement of 5-1/2% Convertible Senior Subordinated Notes (“Notes”) due April 1, 2010. The Notes have the following terms and require:

•	semi-annual payments of interest in cash at a rate of 5-1/2%;

•	convert, at the option of the holder, into our common stock at an initial conversion price of $14.76 per share subject to adjustment;

•	convert, at our option, into common stock if our common stock reaches a price of $22.14 per share;

•

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

•	constitute our senior subordinated obligations; and

•

if there shall have occurred on or prior to the stated maturity of the Notes a change in control, the holders of the Notes may require us to repurchase the Notes and pay a make-whole premium to the holders of the Notes.

                 Obligation to Register Shares

Pursuant to the Notes, we have agreed to register the shares issuable upon conversion of the Notes for resale under the Securities Act. We have agreed to file with the SEC a registration statement with respect to these shares no later than thirty days following (“Filing Date”) the first date we become current in our reporting requirements under the Exchange Act and to use our best efforts to cause the registration statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC no later than 90 days after the Filing Date, (2) in the event of a review by the SEC, no later than 120 days after the Filing Date (the earlier of (1) and (2), “Required Effective Date”).

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

                 Amended Facilities Lease

On April 14, 2005, we entered into an amended lease agreement to secure space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. This space, which totals 105,000 square feet, will be used for manufacturing, quality assurance, quality control, research and development and other functions. The amended lease replaces our previous sublease for approximately 50,000 square feet and previous leases of approximately 20,000 square feet. It also provides an additional 35,000 square feet of new space. This lease terminates in December 2016; however, we have options to renew the lease for two additional five-year periods. In connection with the amended lease agreement, an amended letter of credit in the amount of $2.4 million was issued to the lessors. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. In addition, the amended lease agreement provides for up to $2.2 million in reimbursements for the costs of certain tenant improvements. We billed for and received the full $2.2 million in reimbursements.

Per the terms of the amended lease agreement, our future minimum annual payments under operating lease obligations will increase as follows:

	December 31, 2004	Increase due to Amendment	Adjusted Payments

2005	$2,847	$425	$3,272
2006	2,687	1,185	3,872
2007	1,930	1,296	3,226
2008	1,236	1,554	2,790
2009	—	3,381	3,381
2010 and beyond	—	28,054	28,054

	$8,700	$35,895	$44,595

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

                 Equity Financing

In February 2006, we raised net proceeds of $25.3 million through a private placement of 3.5 million shares of common stock at $7.70 per share to a group of accredited institutional investors. We also issued to the investors five-year warrants initially exercisable to purchase 700,000 shares of common stock at an exercise price of $9.24 per share. Because we did not file all of our delinquent periodic reports with the SEC by either September 30, 2006 or January 31, 2007, the warrants became exercisable for an additional 700,000 shares of common stock, at a price of $9.24 per share.

As part of the February 2006 private placements, we agreed to file a registration statement on Form S-1 no later than 30 days after the first day that we become current with our reporting requirements under the Exchange Act of 1934. The registration for resale applies to the common stock issued as well as the stock issuable upon exercise of the warrants. We may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares and shares issuable upon exercise of the warrants (a) if the registration statement is not filed on or prior to 30 days of our becoming current in our reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations.

                 $16.00 Warrants

In December 2006, we entered into an addendum (“Addendum”) with the holders of the $16.00 Warrants under which the term of these warrants to purchase a total of 655,078 shares of VaxGen’s common stock at an exercise price of $16.00 per share was extended by three additional years. The warrants, as amended, will expire September 21, 2010 instead of September 21, 2007. No other terms of the $16.00 Warrants were amended. In connection with entering into the Addendum, we received releases from the holders of the $16.00 Warrants regarding potential claims related to these warrants.

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

                 Relationship with Celltrion

The initial build-out of the Celltrion facility was completed in July 2005 and validation of the facility to U.S. current Good Manufacturing Practices (“cGMP”) standards is ongoing.

In June 2005, Celltrion entered into several agreements to manufacture certain biologic products being developed by Bristol-Myers Squibb Co. Production of Bristol-Myers Squibb products, which Celltrion plans to manufacture according to cGMP standards, is expected to utilize a significant portion of Celltrion’s existing bioreactor capacity.

In September 2005, we entered into an agreement to raise $15.1 million in gross proceeds through the sale of 1.2 million of our shares in Celltrion to a group of Korean investors. The agreements are denominated in Korean Won. In 2005, we received $12.4 million of the gross proceeds from the transaction. We received the remaining proceeds in the first quarter of 2006. Nexol Co purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. As a result, as of September 2005, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion will be deconsolidated from VaxGen; thereafter, VaxGen’s investment in Celltrion will be accounted for under the equity method.

During 2006, VaxGen received gross proceeds of $130.3 million from the sale of most of its Celltrion common stock to Nexol and affiliates of Nexol. As a result, as of June 2006, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. In September 2006, the Revised JVA was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of November 2006, VaxGen’s investment in Celltrion will be accounted for under the cost method in accordance with APB 29. As of December 31, 2006, VaxGen’s remaining shares of Celltrion common stock represent less than a 1% ownership interest.

In July 2006, Celltrion entered into a Supply Agreement with BMS. Celltrion is planning an 180,000-liter expansion of bioreactor capacity in addition to its existing manufacturing facility. Of the planned expansion of 180,000 liters, Celltrion will designate 60,000 liters of bioreactor capacity to provide BMS with manufacturing services under this Supply Agreement. Construction on this new facility, which is adjacent to the current facility, commenced in July 2006.

During 2005 and 2006, Celltrion financed the construction and expansion of its manufacturing facilities primarily through equity and long term financing and also purchased additional land from Incheon Metropolitan City.

Korean investors and bankers are providing the funding necessary to design, construct, validate and operate Celltrion’s Incheon facility. We are not obligated to provide funding to Celltrion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 2 to the consolidated financial statements. Our discussion and analysis of our operating results and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances; we review our estimates on an ongoing basis. While we believe our estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made. We believe that our critical accounting estimates have the following attributes: (1) we are required to make judgments and assumptions about matters that are uncertain at the time of the estimate; (2) our use of reasonably different assumptions would change our estimates and (3) changes in estimates could have a material effect on our financial condition or results of operations. Our estimates, particularly estimates of the fair value of the common stock purchase warrants issued to our Series A Preferred Stock investors, the fair value of the Series A Preferred Stock embedded derivatives and the fair value of the VCI Purchase Option, have changed significantly from period to period and we expect that such estimates will continue to fluctuate in future periods. Application of the following critical accounting policies and estimates requires us to exercise judgments that affect our financial statements.

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

Our U.S. government contracts and subcontracts are subject to annual audit, various profit and cost controls and standard provisions for termination at the convenience of the U.S. government. The U.S. government does not adhere to any firm schedule with respect to its conduct of these audits. Such audits include both an audit of our indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. Our direct and indirect contract costs have been audited by and settled with the U.S. government through the year ended December 31, 2004.

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

Valuation of Derivative Instruments

We value certain embedded features and warrants we have issued in connection with our Series A Preferred Stock financing as derivative liabilities. We estimate the fair value of our derivative liabilities each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in our consolidated statements of operations. At December 31, 2003, we estimated the fair value of the Series A Warrants and the associated derivative liabilities to be $3.4 million. As of December 31, 2004, we no longer have any outstanding derivative instruments.

Fair Value of the VCI Purchase Option

In 2002, Celltrion entered into financial instruments with us to provide us with an option to purchase their ownership interest in VCI. We recorded the financial instruments at an estimated fair value of $3.6 million. We used the cost saving approach based on the probability weighted present value of our financing cost savings to value the financial instruments. There were no other-than-temporary declines in value recorded; therefore, the carrying value was not adjusted until our July 1, 2003 adoption of FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). At that time, we estimated the financial instruments’ current fair value and, in accordance with FAS 150, accounted for the $0.7 million change in fair value as a cumulative effect of a change in accounting principle. Thereafter, the financial instruments shall be measured at estimated fair value with changes recognized in the statements of operations. The financial instruments and related changes in fair value were eliminated in 2004 due to the consolidation of Celltrion. The financial instruments were exercised on December 30, 2004.

Clinical Trial Accruals

We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods. The amounts accrued for clinical trials in this report are not expected to require adjustment but we could experience more variability in our estimates in future periods.

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

Litigation

As of December 31, 2004, we had legal contingencies that had a high degree of uncertainty. When a contingency becomes probable and reasonably estimable, a reserve is established. During 2004, we established reserves for the settlement of a subcontractor agreement and shareholder derivative actions. No reserves have been established for other matters as of December 31, 2004. If future litigation or the resolution of existing matters results in liability to us, such liability could have a significant impact on our future results and liquidity.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2004, 2003 and 2002

                 Revenue

	Year Ended December 31,			Annual Percent Change

	2004	2003	2002	2004/2003	2003/2002

	(in thousands)
Research contracts and grants	$31,395	$28,006	$2,819	12%	893%
Related party services	—	1,051	392	(100%)	168%

Total revenues	$31,395	$29,057	$3,211	8%	805%

Total revenues increased to $31.4 million in 2004 from $29.1 million in 2003 due primarily to an increase in activities related to our NIAID Contracts, offset by the elimination in consolidation of services performed for our affiliate and no revenues from the Walter Reed Army Institute of Research (“WRAIR”) under a new 2003 grant, which was $3.3 million for the year ended December 31, 2003.

Revenues from research contracts and grants for the year ended December 31, 2004 consisted principally of:

•

Contract revenues of $29.4 million recognized on our NIAID Contracts to develop our rPA102 anthrax vaccine candidate. The $8.3 million increase over 2003 is primarily related to a full year of development work in 2004 on the 2003 Anthrax Contract, relative to work initiated during the fourth quarter of 2003;

•	Grant revenues of $1.2 million from a grant funded by NIH through SAIC-Frederick, Inc., to complete certain activities related to the AIDSVAX clinical trials decreased by $1.3 million from 2003; and

•

Grant revenues of $0.8 million from two NIAID-funded Small Business Innovation Research (“SBIR”) grants. The $0.3 million decrease from 2003 reflects the substantial completion of activities associated with these grants in 2003.

Total revenues increased to $29.1 million in 2003 from $3.2 million in 2002 due primarily to an increase in activities related to our NIAID Contracts.

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

•	Grant revenues of $2.4 million from a grant funded by NIH through SAIC-Frederick, Inc., to complete certain 2003 activities related to the AIDSVAX clinical trials;

•	Grant revenues of $1.1 million from two NIAID-funded SBIR grants. The $0.5 million increase over 2002 is primarily related to a new SBIR grant in 2003; and

•	Revenues of $3.3 million from the Walter Reed Army Institute of Research (“WRAIR”) under a new 2003 grant.

Revenues from research contracts and grants for the year ended December 31, 2002 consisted principally of:

•	Contract revenues of $1.3 million recognized on the start-up, in the fourth quarter, of the 2002 Anthrax Contract;

•	Revenues of $0.9 million from a collaborative agreement with BBI Biotech Research Laboratories, Inc. (“BBI Biotech”); and

•	Grant revenues of $0.6 million from the start-up of NIAID-funded SBIR grants.

Related party services revenues for the years ended December 31, 2004 were eliminated due to the consolidation of Celltrion.

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

Celltrion did not earn any revenues during the year ended December 31, 2004.

                 Research and development expenses

	Year Ended December 31,			Annual Percent Change

	2004	2003	2002	2004/2003	2003/2002

	(in thousands)
Related party	$55	$140	$3,536	(61)%	(96)%
Other	42,597	32,021	23,690	33%	35%

Research and development expenses	$42,652	$32,161	$27,226	33%	18%

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

The following table details research and development expenses by major project:

	Year ended December 31,

	2004	2003	2002

	(in thousands)
Direct Costs:
NIAID Contracts	$19,528	$14,133	$990
AIDSVAX	811	5,719	20,789
Smallpox	2,992	1,830	142
VCI	4,914	2,961	657

Total direct costs	28,245	24,643	22,578
Indirect and other costs	14,407	7,518	4,648

Research and development expenses	$42,652	$32,161	$27,226

The increase of $10.5 million in research and development expenses in 2004 compared to 2003 was primarily due to:

•	Indirect research and development costs, which increased by $6.9 million, consisting primarily of:

	-	Celltrion’s research and development expenses, which increased by $1.5 million because prior to January 1, 2004, Celltrion’s operations were not included in our consolidated results;

	-	Facilities overhead costs, which increased by $1.4 million due to expanded operations; and

	-	Other development costs, which increased by $4.0 million due to expanded operations.

•

Direct costs associated with our NIAID Contracts, which increased by $5.4 million primarily due to increased development work on the 2003 Anthrax Contract. This increase was due principally to labor and related expenses associated with increased headcount as well as costs for materials and laboratory and other supplies which increased by $3.6 million and $2.6 million, respectively. In addition, in 2004 we accrued $1.5 million for the settlement of a sub-contractor agreement. These cost increases were partially offset by the effect of a 2003 one-time expense of $2.3 million for the cost of anthrax product liability insurance;

•	Direct costs associated with supporting VCI, which increased by $2.0 million as the California facility expanded;

•	Direct costs associated with our smallpox program, consisting primarily of supplies and labor costs, which increased by $1.1 million because of increased activity in the smallpox program; and

•

These increases were partially offset by a decline in AIDSVAX clinical-trial related expenses of $4.9 million. AIDSVAX Phase 3 clinical trials were completed in 2003 and residual expenses relating to those trials in 2004 were minimal.

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

•	Indirect and other costs, which increased by $2.9 million due to:

	-	Other development costs, which increased by $2.5 million due to expanded operations; and

	-	Allocated expenses from general and administrative expense, including facilities’ expenses, which increased by $0.4 million due to increased headcount in research and development.

•	Direct costs associated with supporting VCI, which increased by $2.3 million due to the expansion of the California facility;

•	Direct costs associated with our smallpox program, consisting primarily of supplies and labor costs, which increased by $1.7 million as the program expanded in 2003; and

•	These increases in research and development expenses in 2003 were partially offset by reduced AIDSVAX program expenses reflecting:

	-	The completion of AIDSVAX clinical trials activities in 2003 which resulted in a decrease of clinical trials related costs of $11.7 million; and

	-	Related party expenses due our licensing partner, Genentech, for services related to maintenance of our AIDSVAX license, which decreased by $3.4 million.

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

We expect research and development expenses, including those of Celltrion, to increase substantially in 2005 as we advance development of our product candidates and expand Celltrion’s manufacturing facilities.

                 General and administrative expenses

	Year Ended December 31,			Annual Percent Change

	2004	2003	2002	2004/2003	2003/2002

	(in thousands)
General and administrative expenses	$21,803	$15,988	$10,753	36%	49%

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The increase of $5.8 million in general and administrative expenses in 2004 compared to 2003 was primarily due to:

•

Celltrion’s general and administrative expenses in the year ended December 31, 2004 were $3.2 million; prior to January 1, 2004, Celltrion’s operating expenses were not included in our consolidated results;

•

Professional services, which increased by $1.5 million principally reflecting higher fees for accounting and auditing services and other professional fees associated with the beginning of new audits, the restatement of our prior years’ financial statements and other fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002 as well as recruiting fees for certain senior management positions, which increased by $0.5 million;

•

Personnel costs, which increased by $1.4 million due to increased headcount to support our expanding operations. However, this increase was substantially offset by a reduction in expenses of $1.3 million relating to the cost of executive severance benefits, including charges for acceleration of option vesting, recognized in 2003 and not repeated in 2004;

•	During 2004, we provided $0.5 million for the settlement of derivative lawsuits; and

•

Overhead expenses included in general and administrative expenses remained relatively constant in 2004 compared to 2003. Additional costs incurred in 2004 were allocated to research and development due to increased headcount.

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

•	Overhead expenses, which increased by $1.0 million in 2003 primarily due to:

	–	Occupancy costs, consisting principally of rent, maintenance and utilities costs, which increased by $1.6 million in 2003 due principally to costs relating to our VCI manufacturing facility;

	-	The capitalization of $0.2 million in administrative expenses, principally occupancy costs, relating to our investment in VCI; and

	-	Allocations of overhead expenses to research and development, which increased by $0.4 million reflecting increased research and development headcount; and

•	Insurance premiums, which increased by $0.6 million due to higher premiums for directors’ and officers’ liability insurance as well as for product liability insurance.

We expect that general and administrative expenses in 2005, including those of Celltrion, will exceed historical levels and will reflect substantial additional resources required to support our increased research and development activities, operations and public reporting requirements.

                 Other income (expense)

	Year Ended December 31,			Annual Percent Change

	2004	2003	2002	2003/2002	2003/2002

	(in thousands)
Investment income and other	$807	$488	$2,038

Valuation adjustments:
Warrant	(7,373)	3,752	(4,503)
Embedded derivatives	(8,810)	1,447	206
VCI Purchase Option	—	(700)	—

Total valuation adjustments	(16,183)	4,499	(4,297)

Equity in loss of affiliate	—	(6,735)	(803)

Other expense	$(15,376)	$(1,748)	$(3,062)	780%	(43)%

The increase of $13.6 million in other expense in 2004 compared to 2003 was primarily due to:

•

Mark-to-market adjustments related to the valuation of our outstanding derivatives, which changed from income of $5.2 million in 2003 to an expense of $16.2 million in 2004 primarily due to our exchange of the Series A warrants in September 2004 for two new series of warrants;

•	Our share of Celltrion’s losses, which were $6.7 million in 2003 compared to zero in 2004 as a result of the consolidation of Celltrion effective as of January 1, 2004;

•

Valuation adjustments for the VCI Purchase Option, which was $0.7 million of other expense in 2003 and zero in 2004 because in 2004 the financial instrument and its changes in value were eliminated during the consolidation of Celltrion with VaxGen; and

•	Investment income, which increased by $0.3 million.

The decrease of $1.3 million in other expense in 2003 compared to 2002 was primarily due to:

•

Mark-to-market adjustments related to the valuation of our outstanding derivatives, and our VCI Purchase Option, which changed from an expense of $4.3 million in 2002 to income of $4.5 million in 2003 primarily due to changes in the fair value of our common stock;

•	Our share of Celltrion’s losses, which increased by $5.9 million in 2003 compared to 2002 as a result of increased losses at Celltrion; and

•	Investment income, which decreased by $1.6 million due to lower interest yields and lower average balances of cash, cash equivalents and investments.

We do not expect significant future mark-to-market adjustments relating to the valuation of our derivatives because as of December 31, 2004 the underlying instruments are no longer outstanding. Also, we anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalents and investments balances. In addition, we anticipate a significant increase in Celltrion’s interest expense in 2005 due to increased borrowings to finance its construction activities and the completion of certain phases of its construction activities for which interest was previously capitalized.

                 Minority interest in loss of subsidiary

	Year Ended December 31,			Annual Percent Change

	2004	2003	2002	2004/2003	2003/2002

	(in thousands)
Minority interest in loss of subsidiary	$—	$1,020	$162	(100%)	530%

As of January 1, 2004, Celltrion was included in our consolidated results and accordingly, the minority interest in loss of subsidiary was eliminated in 2004.

As a result of our influence over the operations of our subsidiary, VCI, the financial position and results of operations of VCI are consolidated with our financial statements since the inception of VCI. Celltrion is the only other stockholder of VCI. Given that we expected to incur approximately 70% of the cost of constructing VCI, we accounted for Celltrion’s ownership interest in VCI as a 30% minority interest from the inception of VCI. Accordingly, the minority interest in loss of subsidiary for 2003 and 2002 reflect 30% of VCI’s losses. The increase in 2003 from 2002 was the result of increased losses incurred by VCI, which was formed in June 2002.

                 Minority interest in loss of variable interest entity

	Year Ended December 31,			Annual Percent Change

	2004	2003	2002	2004/2003	2003/2002

	(in thousands)
Minority interest in loss of variable interest entity	$2,742	$—	$—	*	0%

* Calculation not meaningful.

Minority interest in loss of variable interest entity for the year ended December 31, 2004 reflects the interests of other Celltrion stockholders in the net loss of Celltrion. Prior to January 1, 2004, our investment in Celltrion was accounted for under the equity method and therefore not included in our consolidated results; and accordingly, other stockholders’ share of Celltrion’s losses was not reflected in our consolidated results.

                 Cumulative effect of change in accounting principle

	Year Ended December 31,			Annual Percent Change

	2004	2003	2002	2004/2003	2003/2002

	(in thousands)
Cumulative effect of change in accounting principle	$—	$700	$—	(100%)	*

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

                 Charges related to Series A preferred stock

	Year Ended December 31,			Annual Percent Change

	2004	2003	2002	2004/2003	2003/2002

	(in thousands)
Charges related to Series A preferred stock	$—	$2,580	$17,034	(100%)	(85%)

There were no charges relating to the Series A Preferred Stock for the year ended December 31, 2004 as all outstanding shares of Series A Preferred Stock were converted into common stock by December 31, 2003.

Charges related to Series A preferred stock for the year ended December 31, 2003 decreased due to the conversion of the Series A Preferred Stock into common stock. For the years ended December 31, 2003 and 2002 these charges included:

•	Series A Preferred Stock dividends of $0.1 million and $1.1 million, respectively;

•	Accretion to redemption value of $0.8 million and $6.8 million, respectively; and

•	Beneficial conversion charges of $1.6 million and $9.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	2004	2003	2002

	(in thousands)
As of December 31:
Cash, cash equivalents and investment securities	$46,090	$28,685	$22,932
Working capital	23,681	21,056	6,868

Year Ended December 31:
Cash provided by (used in):
Operating activities	(22,228)	(19,125)	(29,361)
Investing activities	(36,435)	(16,142)	22,728
Financing activities	65,329	39,128	8,494
Effect of exchange rate changes on cash	811	—	—
Capital expenditures (included in investing activities above)	(42,770)	(14,051)	(3,409)

Our primary financing requirements as of December 31, 2004 were the funding of our operations and expenditures related to the construction of the manufacturing facilities in the Republic of Korea and California. As of December 31, 2004, we had $3.1 million in unused commitments to fund construction of the facilities in the Republic of Korea. The liabilities recognized as a result of consolidating Celltrion do not represent additional claims on VaxGen’s or VCI’s assets. Rather, they represent claims against the specific assets of Celltrion. Conversely, assets recognized as a result of consolidating Celltrion do not represent additional assets that could be used to satisfy claims against VaxGen’s or VCI’s assets. The general creditors of VaxGen and VCI have no recourse to the general credit of Celltrion. The general creditors of Celltrion have no recourse to the general credit of VaxGen and VCI.

Through December 31, 2004, we financed our operations primarily through sales of our common stock, sales of Celltrion preferred stock, the issuance of Series A Preferred Stock as well as through revenues from research contracts and grants and debt to finance the purchase of land and construction of facilities in the Republic of Korea. Our future capital requirements will depend on several factors, including:

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

Net cash used in operating activities of $22.2 million, $19.1 million and $29.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, was primarily attributable to our net losses. These losses were partially offset by the following significant non-cash charges:

•

Changes in the fair value of outstanding derivatives were an expense of $15.4 million, income of $4.5 million and expense of $4.3 million in 2004, 2003 and 2002, respectively, primarily due to our exchange of the Series A warrants in September 2004 for two new series of warrants, changes in the fair value of our common stock during those periods and the conversion to common stock of our Series A Preferred Stock associated with the derivatives by the end of 2003;

•

Equity in loss of affiliate of $6.7 million and $0.8 million in 2003 and 2002, respectively, for our share of Celltrion’s net losses during those years, which reflect the increased activities of Celltrion since its inception in 2002;

•

Depreciation and amortization of $2.1 million, $1.2 million and $1.0 million, respectively, which reflect some of the effects of expanding our operations and $0.3 million from the consolidation of Celltrion in 2004; and

•	Stock compensation of $1.9 million, $0.8 million and $0.8 million, respectively. The increase in these charges in 2004 primarily reflects $0.9 million from the consolidation of Celltrion in 2004.

Net cash provided by (used in) investing activities consisted primarily of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in 2004 primarily consisted of $37.5 million for construction in progress relating to Celltrion’s biomanufacturing facility in Incheon, Republic of Korea and $5.3 million for leasehold improvements associated with our California manufacturing facility and office facilities. Capital expenditures in 2003 and 2002 were made in connection with the expansion of our research and development laboratories and leasehold improvements associated with the establishment of our California manufacturing facility and office facilities.

Net cash provided by our financing activities increased $26.2 million to $65.3 million in 2004 from $39.1 million in 2003 and primarily consisted of sales of our common stock, sales of Celltrion’s preferred stock and proceeds from construction loans held by Celltrion. In 2004, we raised aggregate net proceeds of $46.6 million through sales of stock, including:

•	$37.5 million from the sale of 3,018,870 shares of VaxGen common stock to an institutional investor in November 2004 at $13.25 per share;

•	$3.0 million from the sale of 693,500 shares of Celltrion preferred stock in May 2004 at $4.28 per share; and

•	$6.2 million from the sale of 1,356,800 shares of Celltrion preferred stock in December 2004 at $4.56 per share.

Net cash provided by our financing activities increased $30.6 million to $39.1 million in 2003 from $8.5 million in 2002 and primarily consisted of sales of our common stock. In 2003, we raised aggregate net proceeds of $38.2 million through sales of VaxGen common stock, including:

•	$5.0 million from the sale of 1,742,160 shares to an institutional investor in May 2003 at $2.87 per share;

•	$6.7 million from the sale of 1,591,307 shares to an institutional investor in June 2003 at $4.40 per share; and

•	$26.5 million from the sale of 4,100,000 shares in a registered direct offering to several institutional investors in December 2003 at $7.00 per share.

At December 31, 2004, $46.1 million, or 23%, of our assets consisted of cash, cash equivalents and short-term investments. Working capital was $23.7 million, at December 31, 2004, compared to working capital of $21.1 million at December 31, 2003. This increase in working capital is due, in large part, to the following:

•	Derivative liabilities which decreased by $3.4 million in fair value as a result of the conversion of all outstanding Series A Preferred Stock by the end of 2003;

•	Current portion of obligation to related party which decreased by $2.6 million as a result of the consolidation of Celltrion in 2004;

•	Billed and unbilled receivables which decreased by $2.0 million primarily as a result of the timing of collections; and

•	In 2004, we accrued $1.5 million for the settlement of a sub-contractor agreement.

At December 31, 2003, $28.7 million, or 30%, of our assets consisted of cash, cash equivalents and short-term investments. Working capital was $21.1 million, at December 31, 2003, compared to working capital of $6.9 million at December 31, 2002. This increase in working capital is due, in large part, to the following:

•	Investment securities which decreased by $26.8 million as available investment securities were utilized to fund the expansion of operations in 2002;

•	Derivative liabilities which increased by $4.3 million in the fair value primarily as a result of the increase in the price of our common stock; and

•	Accrued liabilities which increased $2.8 million primarily from increased operating activities.

We continually review alternatives to obtain additional financing and to increase revenues by procuring future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers. Some of our alternatives to obtain additional financing include the sale of our common stock, obtaining additional debt and the sale of some or all of our investment in Celltrion. There can be no assurances that we will be successful in these efforts. The cancellation of the SNS Contract, the reaudit of our financial statements for the three years ended December 31, 2003, the resulting restatement of reports previously filed with the Securities and Exchange Commission, the lapsing of our registration statements and the delisting of our common stock may have an adverse impact on whether financing will be available or that it will be available on terms that we will accept. See Subsequent Events in Note 22.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	2005	2006-07	2008-09	2010 and beyond

	(in thousands)
Operating lease obligations (1)	$8,700	$2,847	$4,617	$1,236	$—
Celltrion obligations (2)	69,175	2,718	16,215	24,678	25,564
Purchase obligations (3)	200	33	27	20	120

Total contractual obligations	$78,075	$5,598	$20,859	$25,934	$25,684

(1)	Operating lease obligations include office and laboratory facilities under non-cancelable operating leases.

(2)	Celltrion obligations reflect principal and interest payments due on Celltrion’s construction loans and land financing as translated on December 31, 2004.

(3)	Purchase obligations include service agreements, contracts related to manufacturing and research operations and license agreements.

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 123(R), Share-Based Payment (“FAS 123R”) which is a revision of FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. FAS 123R must be adopted in annual periods beginning after July 1, 2005. We began applying FAS 123R prospectively in the first quarter of 2006. Additionally, in August 2005, the FASB issued FASB Staff Position (“FSP”) FSP FAS 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (“FSP1”). In FSP1, the FASB decided to defer the requirements in FAS 123 that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. In October 2005, the FASB issued FSP FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP2”). In FSP2, the FASB is providing companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in FAS 123R. In November 2005, the FASB issued FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP3”). FSP3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of FAS 123R. In February 2006, the FASB issued FSP FAS 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (“FSP4”), which concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. FSP4 is applicable only for options or similar instruments issued as part of employee compensation arrangements. In October 2006, the FASB issued FSP FAS 123R-5, Amendment of FASB Staff Position FAS 123(R)-1 (“FSP5”), which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP1. The provisions in this FSP are effective for the first reporting period beginning after October 10, 2006. Also, in October 2006, the FASB issued FSP FAS 123R-6, Technical Corrections of FASB Statement No. 123 (revised 2004) (“FSP6”), which addresses certain technical corrections of FAS 123R. The provisions in FSP6 are effective for the first reporting period beginning after October 20, 2006. The guidance in FSP1, FSP2, FSP3, FSP4, FSP5 and FSP6 will be applied upon our adoption of FAS 123R. We are currently evaluating the impact of adopting the guidance in FAS 123R, FSP1, FSP2, FSP3, FSP4, FSP5 and FSP6 on our consolidated financial position, results of operations and cash flows.

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

In September 2005, the EITF reached a consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”). Under EITF 05-8, the issuance of convertible debt with a BCF results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a BCF. A BCF is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. EITF 05-8 should be applied retrospectively to all instruments with a BCF accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. We do not expect the adoption of EITF 05-8 will have material impact on our consolidated financial position, results of operations or cash flows.

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

In November 2006, the FASB ratified EITF Issue No. 06-6, Application of EITF Issue No. 05-7, ‘Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues’ (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19. We do not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our operations and cash flows are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and to foreign currency exchange rates.

                 Interest Rate Risk

Our exposure to market rate changes is related primarily to debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At December 31, 2004, we held government debt instruments and corporate obligations in the principal amount of $25.4 million. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2004, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

                 Indebtedness

In January 2003, Celltrion obtained collateralized long-term financing of 52,000 million Korean Won ($44.2 million equivalent) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan are to be used for construction of the administration buildings and manufacturing facility. As construction progresses, the bank funds 60% of the progress payments (up to 52,000 million Korean Won), while Celltrion pays the remaining 40%. Celltrion’s land and construction in progress represent collateral for the outstanding Loan balance. Only interest payments are due monthly for the first four years of the Loan term, and principal and interest payments are due monthly for the remaining five years of the Loan term. Interest is adjusted quarterly, based on a 3-month Korean bank certificate of deposit rate plus 1.5% (an aggregate rate of 5% at December 31, 2004). If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2004, the increase in interest payments due under the Loan would increase by an immaterial amount, and would not have a significant effect on our operations or cash flows. At December 31, 2004, Celltrion owed 48,783 million Korean Won ($47.1 million equivalent) related to the Loan. As of December 31, 2004, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

                 Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion. Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially affected by changes in these or other factors. We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiary are translated from the Korean Won into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. If market foreign currency exchange rates were to change immediately and uniformly by 10% from levels at December 31, 2004, the change would not have a significant effect on our operations or cash flows. As of December 31, 2004, we did not invest in derivative financial instruments, currency swaps or other investments that alter foreign currency exposure.

For the three years ended December 31, 2004, we did not have significant realized foreign exchange gains or losses. We do not anticipate that foreign currency transactions will result in significant realized gains or losses in future periods.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders
of VaxGen, Inc.

We were engaged to perform an integrated audit of VaxGen, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and of the 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). We have audited the Company’s 2004, 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion on the consolidated financial statements, based on our audits of those consolidated financial statements, is presented below. However, as explained more fully below, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of VaxGen, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financials statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for certain variable interest entities as of January 1, 2004.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for financial instruments as of July 1, 2003.

Internal control over financial reporting

Also, we were engaged to audit management’s assessment included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that VaxGen, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

We were unable to complete an audit of the Company’s internal control over financial reporting as of December 31, 2004 because the Company was unable to complete its assessment of internal control over financial reporting as of December 31, 2004. As a result, management further restricted the scope of our work by directing us not to complete our (i) testing and evaluation of the effectiveness of the design of the Company’s internal control over financial reporting, (ii) testing of the operating effectiveness of the Company’s internal control over financial reporting and (iii) review and evaluation of the results of management’s incomplete assessment, including the evaluation of the control deficiencies noted in management’s assessment.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management did not complete their assessment, the following material weaknesses as of December 31, 2004 have been identified and included in management’s report on internal control over financial reporting:

1.

The Company did not maintain an effective control environment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the financial reporting organizational structure was not adequate to support the size, complexity or activities of the Company. In addition, certain key finance positions were staffed with individuals who did not possess the level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency affects substantially all financial statement accounts that could result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.

The Company did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, inadequate segregation of duties led to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective supervision and reviews. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The material weaknesses described above contributed to the existence of the material weaknesses discussed in items 3 through 9 below.

3.

The Company did not maintain effective controls over the accounting for revenue related to government contracts. Specifically, the Company’s controls over revenue were not adequate to ensure that all revenue transactions were completely and accurately recorded in the interim and annual consolidated financial statements which impacted revenue, deferred revenue and deferred costs. In particular, the Company had the following deficiencies: (i) failure to properly recognize revenue for governmental contracts under cost-plus-fixed-fee arrangements; (ii) failure to properly apply cut-off procedures over billable expenses and the timing of revenue recognition; and (iii) failure to properly review the invoiced reimbursement costs. These control deficiencies resulted in the restatement of the Company’s 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, these control deficiencies could result in a misstatement of revenue, deferred revenue and deferred costs that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitute a material weakness.

4.

The Company did not maintain effective controls over the completeness and accuracy of account reconciliations. Specifically, account reconciliations and supporting schedules were not consistently documented, reviewed and approved in a timely manner. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5.

The Company did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

6.

The Company did not maintain effective controls over the completeness and accuracy of accounting for investments in affiliates. Specifically, the Company’s accounting for their investments in Celltrion, Inc. and VaxGen-Celltrion, Inc. were not in accordance with GAAP. This control deficiency resulted in the restatement of the Company’s 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of investments, current and long-term liabilities and stockholders’ equity that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

7.

The Company did not maintain effective controls over the completeness and accuracy of accounting for issuance of preferred stock, warrants and embedded derivatives. Specifically, the Company’s accounting for their Series A redeemable convertible preferred stock, along with the common stock warrants and other embedded derivatives were not in accordance with GAAP. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of current and long-term liabilities, stockholders’ equity and non-operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

8.

The Company did not maintain effective controls over the completeness and accuracy of accounting for awards under the Company’s various stock compensation plans. Specifically, the timing of authorization for issuances of and modifications to stock compensation arrangements were not communicated to the appropriate accounting personnel responsible to accurately and timely account for these transactions in the Company’s consolidated financial statements. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of deferred stock compensation and the related stock compensation expense that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

9.

The Company did not maintain effective controls to ensure that operating expenses were recorded in the appropriate period. Specifically, the Company’s controls over completeness and accuracy for operating expenses were insufficient to ensure clinical trial expenses, consulting fees and other operating expenses were completely and accurately recorded in the proper periods. This control deficiency resulted in the restatement of the Company’s 2001, 2002 and 2003 annual consolidated financial statements and audit adjustments to the Company’s 2004 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued expenses and the related operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Celltrion, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because the Company does not have the ability to dictate or modify the controls of the entity and does not have the ability, in practice, to assess those controls. We have also excluded Celltrion, Inc. from the scope of our testing of internal control over financial reporting. Celltrion, Inc. which was in existence prior to December 15, 2003, is consolidated in the Company’s financial statements pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and whose total assets and total revenues represent 66% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Since (a) the Company was unable to complete its assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and (b) management further restricted the scope of our work by directing us not to complete our (i) testing and evaluation of the effectiveness of the design of the Company’s internal control over financial reporting, (ii) testing of the operating effectiveness of the Company’s internal control over financial reporting, and (iii) review and evaluation of the results of management’s testing including the control deficiencies noted in management’s incomplete assessment and because we were unable to complete our procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting, including identifying all material weaknesses that might exist as of December 31, 2004.

/s/ PricewaterhouseCoopers LLP

San Jose, California February 6, 2007

VaxGen, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$20,698	$13,221
Investment securities	25,392	15,464
Accounts receivable	2,730	4,464
Unbilled accounts receivable	1,855	2,094
Due from related party	—	386
Prepaid expenses and other current assets	2,760	682

Total current assets	53,435	36,311
Investment in affiliate	—	34,561
Property and equipment	138,246	18,517
Restricted cash	1,298	1,092
Other assets	3,424	3,983

Total assets	$196,403	$94,464

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,235	$4,908
Accrued and other current liabilities	10,155	4,155
Derivative liabilities	—	3,407
Current portion of obligation to related party	—	2,575
Due to related parties	12,364	210

Total current liabilities	29,754	15,255
Non-current obligations	57,531	—
Obligation to related party, non-current	—	31,540
Other liabilities	608	629

Total liabilities	87,893	47,424

Commitments and contingencies (Note 19)
Minority interest of subsidiary	—	5,818

Minority interest of variable interest entity	31,284	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 29,176,883 and 25,032,243 shares issued and outstanding at December 31, 2004 and 2003, respectively	292	250
Additional paid-in capital	265,635	184,032
Deferred stock compensation	(1,640)	(242)
Accumulated deficit	(192,132)	(146,438)
Accumulated other comprehensive income	5,071	3,620

Total stockholders’ equity	77,226	41,222

Total liabilities, minority interest and stockholders’ equity	$196,403	$94,464

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002

Revenues:
Research contracts and grants	$31,395	$28,006	$2,819
Related party services	—	1,051	392

Total revenues	31,395	29,057	3,211

Operating expenses:
Research and development:
Related party	55	140	3,536
Other	42,597	32,021	23,690

Total research and development	42,652	32,161	27,226
General and administrative	21,803	15,988	10,753

Loss from operations	(33,060)	(19,092)	(34,768)

Other expense:
Investment income and other	807	488	2,038
Valuation adjustments	(16,183)	4,499	(4,297)
Equity in loss of affiliate	—	(6,735)	(803)

Total other expense	(15,376)	(1,748)	(3,062)

Net loss before minority interest	(48,436)	(20,840)	(37,830)
Minority interest in loss of subsidiary	—	1,020	162
Minority interest in loss of variable interest entity	2,742	—	—

Loss before cumulative effect of change in accounting principle	(45,694)	(19,820)	(37,668)
Cumulative effect of change in accounting principle	—	700	—

Net loss	(45,694)	(19,120)	(37,668)
Charges related to Series A preferred stock:
Dividends	—	(109)	(1,090)
Accretion to redemption value	—	(848)	(6,846)
Beneficial conversion charges	—	(1,623)	(9,098)

Net loss applicable to common stockholders	$(45,694)	$(21,700)	$(54,702)

Basic and diluted net loss per share applicable to common stockholders:
Before cumulative effect of change in accounting principle	$(1.78)	$(1.19)	$(3.76)
Cumulative effect of change in accounting principle	—	0.04	—

Basic and diluted net loss per share applicable to common stockholders	$(1. 78)	$(1.15)	$(3.76)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	25,677	18,916	14,567

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(in thousands, except share data)

			Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock

	Shares	Amount

Balance at December 31, 2001	14,300,600	$143	$126,819	$(517)	$(89,650)	$878	$37,673

Net loss	—	—	—	—	(37,668)	—	(37,668)
Foreign currency translation	—	—	—	—	—	3,814	3,814
Change in net unrealized gain on securities	—	—	—	—	—	(579)	(579)

Total comprehensive loss							(34,433)
Option and warrant exercises	104,401	1	961	—	—	—	962
Benefit from Celltrion investment	—	—	3,580	—	—	—	3,580
Series A preferred stock conversions	1,146,255	11	16,189	—	—	—	16,200
Transactions related to Series A preferred stock:
Accretion to redemption value	—	—	(6,846)	—	—	—	(6,846)
Amortization of conversion feature	—	—	(1,638)	—	—	—	(1,638)
Recognition of contingent beneficial conversion	—	—	6,104	—	—	—	6,104
Recognition of unamortized beneficial conversion charges upon conversion	—	—	(7,460)	—	—	—	(7,460)
Recognition of unaccreted financing fees upon conversion	—	—	(718)	—	—	—	(718)
Issuance of shares for dividends	140,481	1	(1)	—	—	—	—
Issuance of shares for 401(k) matching contribution	36,002	1	298	—	—	—	299
Issuance of shares for Employee Stock Purchase Plan	49,325	1	273	—	—	—	274
Warrants issued to consultants for services	—	—	160	—	—	—	160
Deferred compensation on options	—	—	401	(401)	—	—	—
Stock option compensation expense	—	—	—	501	—	—	501
Effect of affiliate equity transactions	—	—	(1,169)	—	—	—	(1,169)

Balance at December 31, 2002	15,777,064	$158	$136,953	$(417)	$(127,318)	$4,113	$13,489

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (continued)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2002	15,777,064	$158	$136,953	$(417)	$(127,318)	$4,113	$13,489

Net loss	—	—	—	—	(19,120)	—	(19,120)
Foreign currency translation	—	—	—	—	—	(201)	(201)
Change in net unrealized gain on securities	—	—	—	—	—	(292)	(292)

Total comprehensive loss							(19,613)
Option and warrant exercises	120,284	1	926	—	—	—	927
Benefit from Celltrion investment	—	—	2,575	—	—	—	2,575
Series A preferred stock conversions	1,324,042	13	3,787	—	—	—	3,800
Transactions related to Series A preferred stock:
Accretion to redemption value	—	—	(848)	—	—	—	(848)
Amortization of conversion feature	—	—	(489)	—	—	—	(489)
Recognition of unamortized beneficial conversion charges upon conversion	—	—	(1,134)	—	—	—	(1,134)
Recognition of unaccreted financing fees upon conversion	—	—	(97)	—	—	—	(97)
Issuance of cash and shares for dividends	31,561	—	(18)	—	—	—	(18)
Issuance of shares for 401(k) matching contribution	72,752	1	422	—	—	—	423
Issuance of shares for Employee Stock Purchase Plan	270,323	3	572	—	—	—	575
Adjustment to consultants’ warrants	—	—	(12)	—	—	—	(12)
Issuance of stock to consultant for services	2,750	—	55	—	—	—	55
Stock option compensation expense	—	—	—	242	—	—	242
Modifications to employee options	—	—	208	(67)	—	—	141
Private placements, net of issuance costs of $2,477	7,433,467	74	38,150	—	—	—	38,224
Effect of affiliate equity transactions	—	—	2,982	—	—	—	2,982

Balance at December 31, 2003	25,032,243	$250	$184,032	$(242)	$(146,438)	$3,620	$41,222

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (continued)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2003	25,032,243	$250	$184,032	$(242)	$(146,438)	$3,620	$41,222

Net loss	—	—	—	—	(45,694)	—	(45,694)
Change in net unrealized gain on securities	—	—	—	—	—	(54)	(54)
Foreign currency translation (including VIE)	—	—	—	—	—	1,505	1,505

Total comprehensive loss							(44,243)
Option and warrant exercises	891,696	9	1,089	—	—	—	1,098
Exchange of warrants	—	—	18,810	—	—	—	18,810
Issuance of shares for 401(k) matching contribution	36,053	1	394	—	—	—	395
Issuance of shares for Employee Stock Purchase Plan	198,021	2	445	—	—	—	447
VIE issuance of stock options	—	—	1,513	(1,513)	—	—	—
Deferred compensation on stock options	—	—	1,307	(1,307)	—	—	—
Stock option compensation expense	—	—	50	1,242	—	—	1,292
Private placements, net of issuance costs of $109	3,018,870	30	37,461	—	—	—	37,491
Cumulative effect of adoption of FIN 46R	—	—	17,571	(164)	—	—	17,407
Effect of VIE equity activity	—	—	2,963	344	—	—	3,307

Balance at December 31, 2004	29,176,883	$292	$265,635	$(1,640)	$(192,132)	$5,071	$77,226

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(45,694)	$(19,120)	$(37,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of subsidiary	—	(1,020)	(162)
Minority interest in loss of variable interest entity	(2,742)	—	—
Depreciation and amortization	2,062	1,245	1,000
Amortization of premiums and discounts on investment securities	262	(152)	(410)
Stock compensation expense	1,884	840	840
Warrants issued to consultants	—	55	—
Valuation adjustments	15,403	(4,499)	4,297
Cumulative effect of change in accounting principle	—	(700)	—
Equity in loss of affiliate	—	6,735	803
Changes in assets and liabilities:
Receivables	1,546	(4,702)	(1,804)
Prepaid expenses and other current assets	(23)	994	(559)
Accounts payable	252	3,900	451
Accrued and other current liabilities	5,255	(717)	2,308
Due to related party	(210)	(2,177)	1,814
Other	(223)	193	(271)

Net cash used in operating activities	(22,228)	(19,125)	(29,361)

Cash flows from investing activities:
Purchase of investment securities	(37,775)	(19,069)	(15,693)
Proceeds from sale and maturities of investment securities	26,671	17,037	42,333
Purchase of property and equipment	(42,770)	(14,051)	(3,409)
Cash from consolidation of variable interest entity	9,723	—	—
Change in restricted cash	8,476	(59)	(503)
Other	(760)	—	—

Net cash provided by (used in) investing activities	$(36,435)	$(16,142)	$22,728

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from financing activities:
Proceeds from private placements, net	$46,637	$38,224	$—
Proceeds from non-current obligations	18,287	—	—
Payments on non-current obligations	(1,169)	—	—
Proceeds from sale of VCI’s common stock, net	—	—	7,000
Exercise of employee stock options	1,025	927	962
Employee stock purchase plan	447	575	274
Other	102	(598)	258

Net cash provided by financing activities	65,329	39,128	8,494

Effect of exchange rate changes on cash	811	—	—

Increase in cash and cash equivalents	7,477	3,861	1,861
Cash and cash equivalents at beginning of year	13,221	9,360	7,499

Cash and cash equivalents at end of year	$20,698	$13,221	$9,360

Supplemental disclosure of cash flow information:
Interest paid	$63	$—	$—
Income taxes paid	154	—	—
Supplemental schedule of non-cash activities:
Accrued purchases of property and equipment	11,673	—	—
Accretion to redemption value of Series A preferred stock	—	848	6,546
Recognition and amortization of beneficial conversion feature of Series A preferred stock	—	1,623	9,098
Conversion of Series A preferred stock into common stock	—	3,800	16,200
Recognition of unaccreted portion of financing costs from Series A preferred stock to equity upon conversion	—	97	718
Asset retirement obligation	—	249	—
Change in deferred stock-based compensation, net of terminations	1,307	67	401

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Nature of Business Activities

The consolidated financial statements of VaxGen, Inc. (“VaxGen”) and its subsidiaries (collectively “Company”) include the accounts of VaxGen, its subsidiary, VaxGen-Celltrion, Inc. (“VCI”) and effective January 1, 2004 a variable interest entity (“VIE”), Celltrion, Inc. (“Celltrion”), a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea.

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

VaxGen was incorporated on November 27, 1995 and was formed to develop a vaccine (“AIDSVAX”) intended to prevent human immunodeficiency virus (“HIV”). In 2002, VaxGen broadened its product development portfolio to also include biodefense vaccines. From inception through September 30, 2003, VaxGen was a development stage enterprise and its financial statements during that period were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) governing development stage enterprises.

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

                  Delisting from the Nasdaq National Market

As a result of the Company’s inability to timely file financial statements, the Company was delisted effective August 9, 2004 from the Nasdaq National Market, now the Nasdaq Global Market (“Nasdaq”). Since that time, the Company’s common stock has traded over the counter, or OTC, and has been quoted on the Pink Sheets LLC as VXGN.PK.

2.	Summary of Significant Accounting Policies

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

                 Basis of Presentation and Changes in Accounting Principles

The accompanying consolidated financial statements include the accounts of VaxGen and VCI, since the inception of VCI in 2002 and effective January 1, 2004, Celltrion. All inter-company accounts and transactions have been eliminated in consolidation. The condition for control of entities is the ownership of a majority voting interest or the ability to otherwise exercise control over the entity.

Interpretation No. 46, Consolidation of Variable Interest Entities, was originally issued by the Financial Accounting Standards Board (“FASB”) in January 2003 and was revised in December 2003 (as revised, “FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to certain VIEs in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. If two or more related parties hold variable interests in the same variable interest entity, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the party, within the related party group, that is most closely associated with the variable interest entity is the primary beneficiary. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. FIN 46R applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, no later than the end of the first reporting period after March 15, 2004.

In February 2002, Celltrion was formed by VaxGen along with Nexol Biotech Co., Ltd, Nexol Co., Ltd. (“Nexol”), Korea Tobacco & Ginseng Corporation and J. Stephen & Company Ventures Ltd. (collectively “Korean Investors”) to build and operate a mammalian cell culture biomanufacturing facility in Incheon, Republic of Korea, and to provide partial funding for the construction of a manufacturing facility under VaxGen control in South San Francisco, California.

In 2004, VaxGen adopted the provisions of FIN 46R and determined that both Celltrion and VCI were VIEs and that VaxGen is their primary beneficiary. Accordingly, in accordance with FIN 46R, the consolidated financial statements include the results of Celltrion as a VIE since January 1, 2004. VCI has been consolidated by VaxGen since its inception in 2002. As VaxGen and Celltrion are the only stockholders of VCI, the adoption of FIN 46R eliminated the Company’s accounting for Celltrion’s minority interest in VCI. The liabilities recognized as a result of consolidating Celltrion do not represent additional claims on VaxGen’s or VCI’s assets. Rather, they represent claims against the specific assets of Celltrion. Conversely, assets recognized as a result of consolidating Celltrion do not represent additional assets that could be used to satisfy claims against VaxGen’s or VCI’s assets. The general creditors of VaxGen and VCI have no recourse to the general credit of Celltrion. The general creditors of Celltrion have no recourse to the general credit of VaxGen and VCI.

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

Since the Company’s adoption of FIN 46R on January 1, 2004, the accounts of Celltrion are included in the Company’s consolidated financial statements; and accordingly, the effect of these financial instruments for the year ending and as of December 31, 2004 have been eliminated in consolidation.

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

                 Investment Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates classifications at each balance sheet date. If declines in value are deemed other-than-temporary, a charge is made to net loss for the period. At December 31, 2004 and 2003, investment securities consist of corporate obligations and obligations of the U.S. government and its agencies with an original maturity date at purchase greater than three months. These securities are classified as “available-for-sale” securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss. All investments are held for use in current operations and are classified in current assets. Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income.

                 Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, receivables and restricted cash. VaxGen’s cash and cash equivalents are deposited in demand and money market accounts at one financial institution. The Company’s balances are in excess of federal depository insurance limitations. Celltrion’s cash equivalents are maintained locally at a Korean bank. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s principal source of revenue is the U.S. government, principally the NIH and related entities. Accordingly, the Company’s receivables are concentrated primarily with the U.S. government and its agencies. The Company has not experienced any significant losses on its receivables.

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

                 Investment in Affiliate

In a 2002 non-monetary transaction, VaxGen made an investment in Celltrion, a biomanufacturing facility located in the Republic of Korea that it recorded at the date of the exchange at fair value as a non-current asset in the consolidated balance sheet based on Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). During 2003 and 2002, this investment was accounted for based upon the equity method in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, as VaxGen had the ability to exercise significant influence over operating and financial policies of Celltrion even though VaxGen held less than 50% of the voting stock. VaxGen’s investment is adjusted for contributions, distributions and its proportionate share of Celltrion’s undistributed losses. VaxGen’s proportionate share of Celltrion’s undistributed losses is recorded as equity in loss of affiliate in the consolidated statements of operations. VaxGen regularly reviews its investment in Celltrion for impairment. VaxGen did not recognize any other-than-temporary declines in its investment in affiliate during 2003 or 2002. Since the Company’s adoption of FIN 46R on January 1, 2004, the accounts of Celltrion are included in the Company’s consolidated financial statements.

                 Issuances of Stock by Equity Method Investees

When an equity method investee sells additional shares to parties other than the investor, it changes the investor’s percentage ownership interest in the investee. In the event that the selling price per share is more or less than the investor’s average carrying amount per share, there is a gain or loss to the investor that must be accounted for in additional paid-in capital if the equity method investee is in the early stages of its business development. This gain or loss is accounted for in accordance with Staff Accounting Bulletin Topic 5H, Accounting for Sales of Stock of a Subsidiary (“SAB Topic 5H”). During 2003 and 2002, VaxGen accounted for issuances of stock by Celltrion, its then equity method investee, in accordance with the provisions of SAB Topic 5H.

                 Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Equipment, consisting of manufacturing machinery, laboratory equipment, computers and other office furniture and equipment, is depreciated using the straight-line method over the assets’ estimated useful lives of five to six years. Buildings are depreciated using the straight-line method over the assets’ estimated useful life of 40 years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease. Construction in progress primarily represents costs incurred for the design, construction and validation of the Company’s manufacturing facilities in the Republic of Korea and California. No depreciation is recognized for construction in progress until the related assets are operational. At December 31, 2004, certain of the manufacturing facilities in the Republic of Korea were not yet operational and therefore, no depreciation had been recognized for those facilities.

Significant additions and improvements that materially increase values, change capacities or extend useful lives are capitalized, while repairs and maintenance costs are charged to expenses as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed. Interest incurred during construction of facilities is capitalized and amortized over the life of the related asset. Interest capitalization ceases when a project or construction activities are substantially completed. Annual bank guarantee fees incurred during construction are also capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period recognized.

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

                 Fair Value of Financial Instruments

The Company has short-term financial instruments other than cash, cash equivalents and investment securities consisting of receivables, accounts payable, accrued liabilities and due to/from related parties. The fair value of these financial instruments approximates their carrying amount due to their short-term nature.

The Company also has longer-term financial instruments consisting of debt obligations. The fair value of these financial instruments approximates their carrying amount.

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

The Company has adopted the disclosure-only provisions of FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant. The Celltrion stock option plan has an anti-dilution provision that is triggered by the issuance of new shares or warrants at prices which are lower than the option’s exercise price. These stock options are subject to variable accounting. Accordingly, subsequent changes in the value of Celltrion’s stock will result in increases or decreases in compensation expense until the options are exercised, cancelled or expire unexercised.

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,

	2004	2003	2002

Net loss applicable to common stockholders – as reported	$(45,694)	$(21,700)	$(54,702)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	597	242	501
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(7,325)	(7,665)	(7,442)

Net loss applicable to common stockholders — pro forma	$(52,422)	$(29,123)	$(61,643)

Net loss per share applicable to common stockholders — basic and diluted, as reported	$(1.78)	$(1.15)	$(3.76)
Net loss per share applicable to common stockholders — basic and diluted, pro forma	$(2.04)	$(1.54)	$(4.23)

The value of each option grant and employee stock purchase plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no expected dividends):

	Year Ended December 31,

	2004	2003	2002

VaxGen Stock Option Plans
Risk-free interest rate	3.5%	2.5%	3.6%
Expected average life	5 years	4 years	4 years
Volatility	101%	104%	90%

Celltrion Stock Option Plan
Risk-free interest rate	4.9%	—	—
Expected average life	6 years	—	—
Volatility	73%	—	—

VaxGen Employee Stock Purchase Plan
Risk-free interest rate	1.7%	1.1%	1.8%
Expected average life	1 year	1 year	1 year
Volatility	87%	137%	84%

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

                 Foreign Currency Translation

The financial position and results of operations of the Company’s foreign VIE are measured using local currency as the functional currency. Assets and liabilities are translated to their U.S. dollar equivalents using the spot rate at the respective balance sheet dates. Operating results and the equity in profits or losses of the foreign VIE are translated using average exchange rates for the period. Translation adjustments resulting from changes in exchange rates are reported as a component of other comprehensive income. Currently, the Company does not engage in foreign currency hedging activities.

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

In September 2005, the EITF reached a consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”). Under EITF 05-8, the issuance of convertible debt with a BCF (“BCF”) results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a BCF. A BCF is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. EITF 05-8 should be applied retrospectively to all instruments with a BCF accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The Company does not expect the adoption of EITF 05-8 to have material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”) to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company does not expect the adoption of EITF 06-7 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

3.	Net Loss per Share

Basic net loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Potential dilutive common stock includes shares issuable upon the exercise of outstanding common stock options and warrants, shares issuable under the Employee Stock Purchase Plan and shares convertible from shares of Series A Preferred Stock. For all periods presented, such potential common shares were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

The following is a summary of potentially dilutive securities that were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	December 31,

	2004	2003	2002

Stock options	4,634,671	3,746,689	3,078,572
Warrants	1,389,225	1,021,250	950,261
Employee Stock Purchase Plan	—	137,755	245,208
Series A Preferred Stock	—	—	268,875

Total	6,023,896	4,905,694	4,542,916

4.	Balance Sheet Components

Investment Securities

The following is a summary of available-for-sale investment securities at December 31 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

2004:
Government obligations	$15,886	$—	$(23)	$15,863
Corporate obligations	6,842	—	(11)	6,831
Asset-backed securities	2,711	—	(13)	2,698

	$25,439	$—	$(47)	$25,392

2003:
Government obligations	$13,564	$7	$—	$13,571
Corporate obligations	1,893	—	—	1,893

	$15,457	$7	$—	$15,464

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following is a summary of amortized cost and market value of investment securities at December 31, 2004 by contractual maturity (in thousands):

Maturities	Cost	Market Value

Due in 1 year or less	$5,302	$5,289
Due between 1 year to 3 years	20,137	20,103

	$25,439	$25,392

Investment income for the years ended December 31, 2004, 2003 and 2002 of $0.3 million, $0.4 million and $1.6 million, respectively, includes interest income and amortization and accretion of discounts and premiums as well as realized gains and losses. Gross realized gains of zero, $0.1 million and $0.5 million were realized upon the sale of investments during the years ended December 31, 2004, 2003 and 2002, respectively. Gross realized losses of $0.06 million, $0.05 million and $0.12 million were realized upon the sale of investments during the years ended December 31, 2004, 2003 and 2002, respectively.

                 Property and Equipment

The following is a summary of property and equipment at December 31 (in thousands):

	2004	2003

Construction in progress	$86,575	$14,347
Land	14,661	—
Building	13,071	—
Leasehold improvements	14,195	3,138
Machinery, furniture and equipment	16,374	5,466

	144,876	22,951
Less: accumulated depreciation and amortization	(6,630)	(4,434)

	$138,246	$18,517

Depreciation expense, including amortization of capitalized leases, was $2.1 million, $1.2 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Interest capitalized on and financing costs related to Celltrion’s construction activities were $2.4 million and zero, respectively, for the year ended December 31, 2004. Such financing costs are included with capitalized interest in Celltrion’s construction in progress.

                 Restricted Cash

At December 31, 2004 and 2003, VaxGen had restricted cash of $1.1 million as compensating balances to support outstanding letters of credit. The letters of credit, which are renewed annually, relate to the Company’s facilities leases and utility services. At December 31, 2004, Celltrion had restricted cash of $0.2 million representing a deposit for utility services. At January 1, 2004, Celltrion maintained a restricted cash deposit of 10,000 million Korean Won with its lending bank, representing a minimum deposit required to secure a loan. The restriction on this restricted cash was lifted during September 2004.

                 Asset Retirement Obligations

All of the Company’s existing asset retirement obligations are associated with commitments to return property subject to operating leases to the original condition upon lease termination. As of the date of adoption of FAS 143, the Company recorded a $0.3 million non-current asset retirement liability and a corresponding increase in leasehold improvements. This amount represented the net present value of the expected future cash flows associated with returning certain of the Company’s leased properties to original condition as of the date of adoption.

As of December 31, 2004, no additional asset retirement obligations had been identified. The net present value of the expected future cash flows referenced above was $0.3 million and is included in other non-current obligations in the consolidated balance sheet as of December 31, 2004. The Company’s accretion expense related to the obligation was $28,000 and $34,000 for the years ended December 31, 2004 and 2003, respectively, and was recorded in general and administrative expenses.

                 Accrued and Other Current Liabilities

Accrued and other current liabilities at December 31, 2004 and 2003 included employment and severance benefits of $2.5 million and $2.9 million, respectively.

5.	Contracts

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

In September 2003, the Company was awarded a second contract from NIAID valued at $80.3 million (“2003 Anthrax Contract”) for the advanced development of the Company’s anthrax vaccine candidate (and, together with the 2002 Anthrax Contract, “NIAID Contracts”). The 2003 Anthrax Contract is intended to fund development through manufacturing scale-up and completion of two Phase 2 clinical studies, which will support the filing of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”). The Company believes that additional Phase 2 or Phase 3 studies will be required to support a BLA. In December 2004, NIAID notified the Company of its intent to terminate, for its convenience, a portion of the 2003 Anthrax Contract and redirect the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities the Company had subcontracted to a fill/finish service provider. The Company estimates its net liability with respect to this agreement to be $1.5 million and has made a provision for this amount through research and development expense as of December 31, 2004.

In November 2004, the Office of Public Health Emergency and Preparedness (“OPHEP”) awarded the Company a contract valued at $877.5 million to provide 75 million doses of rPA102 to the U.S. government’s Strategic National Stockpile (“SNS”) for civilian defense (“SNS Contract”). The SNS Contract calls for the Company to provide 25 million doses of its rPA anthrax vaccine to the SNS within two years of the award and a total of 75 million doses within three years. The SNS Contract also includes up to an additional $69 million in cost-plus-fixed-fee task orders, which may be awarded at the government’s discretion. Prior to commencement of deliveries, the Company is required to generate certain data intended to permit the use of the product in response to an emergency. The Company recovers only a portion of the development costs associated with this work from the NIAID Contracts. After the Company begins deliveries of the vaccine, the SNS Contract requires that the Company pursue FDA licensure and, therefore, that it incur certain additional development costs that are not covered by the NIAID Contracts, including a large-scale Phase 3 safety study and that may include additional non-clinical and clinical trials. For the remainder of the 5-year contract, the Company is required to maintain active manufacturing operations and provide stockpile-related services. See Subsequent Events in Note 22.

6.	Relationship with Genentech

The Company was founded in 1995 to develop and commercialize an HIV vaccine under a license and supply agreement with Genentech. The license and supply agreement was amended and restated as of May 1, 2002 and, in connection with the amended agreement, the Company required to achieve the filing of a BLA with the FDA by May 2004, if it was able to meet all of the primary endpoints established in its then Phase 3 clinical trials. If the Company did not meet all of its primary endpoints, the filing requirement date would be extended to May 2006. In addition, the agreement could be terminated if either party fails to comply with any of its material obligations or in the event of insolvency or bankruptcy of either party. In 2003, the Company announced that it did not meet the primary endpoints of its two Phase 3 clinical trials. In 2003, the Company ceased almost all of its development efforts for AIDSVAX.

The Company, under the amended and restated license and supply agreement, has the right to require Genentech to transfer technology to the Company and Genentech would continue to provide the aforementioned services on an agreed upon basis. The Company incurred expenses under this agreement of $0.1 million, $0.1 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7.	Non-current Obligations

In April 2002, Celltrion purchased land from Incheon Metropolitan City for 14,501 million Korean Won ($11.0 million equivalent) (“Land Purchase Agreement”). Of this amount, 13,051 Korean Won ($9.9 million equivalent) was financed through Incheon Metropolitan City over a period of 10 years. Interest accrues at 4% annually and is payable together with five principal payments, which are scheduled to be paid every two years starting on April 1, 2004. Interest is capitalized as part of construction in progress during construction of the facility and other buildings.

In January 2003, Celltrion obtained collaterized long-term financing of 52,000 million Korean Won (equivalent to $44.2 million) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan are to be used for construction of the Incheon administration buildings and manufacturing facility. As construction progresses, the bank funds 60% of the progress payments (up to 52,000 million Korean Won), while Celltrion pays the remaining 40%. Celltrion’s land and construction in progress represent collateral for the outstanding Loan balance. As of December 31, 2004, the carrying amounts for land and construction in progress were 15,173 million Korean Won and 89,730 million Korean Won (equivalent to $14.7 million and $86.6 million), respectively. At December 31, 2004, Celltrion had unused commitments related to the Loan of 3,217 million Korean Won ($3.1 million equivalent). There are no significant financial covenants in the Loan agreements. Only interest payments are due monthly for the first four years of the Loan term, and principal and interest payments are due monthly for the remaining five years of the Loan term. Interest is adjusted quarterly, based on a 3-month Korean bank certificate of deposit rate plus 1.5% (interest rate of 5% at December 31, 2004). Cash outlays for interest on borrowings related to this loan totaled $1.8 million for the year ended December 31, 2004.

The following is a summary of these non-current obligations at December 31, 2004 (in thousands, presented at December 31, 2004 exchange rates):

Land purchase obligation	$10,089
Construction loan	47,138

Sub-total	57,227
Accrued long-term interest	304

Non-current obligations	$57,531

In addition, the Korean bank from which Celltrion obtained the Loan guarantees Celltrion’s outstanding balance under the Land Purchase Agreement. As a result, Celltrion pays the bank an annual guarantee fee of 1% of the outstanding land purchase balance.

For all non-current obligations, interest of $2.4 million was capitalized for the year ended December 31, 2004. All capitalized interest is included in the cost basis of the buildings during construction. No significant interest has been expensed by Celltrion since its inception.

Principal payments due for non-current obligations as of December 31, 2004 are as follows (in thousands, presented at December 31, 2004 exchange rates):

2005	$—
2006	2,522
2007	8,642
2008	11,950
2009	9,428
2010 and beyond	24,685

$57,227

8.	Redeemable Preferred Stock

On May 23, 2001, the Company entered into a Securities Purchase Agreement and a related Registration Rights Agreement with four investors, whereby the Company received $20.0 million in consideration for the sale of 20,000 shares of the Company’s Series A Preferred Stock and the issuance of common stock purchase warrants (“Series A Warrants”) described below. Expenses related to the transaction were $1.7 million, resulting in net proceeds of $18.3 million. As of December 31, 2004 and 2003, there were no outstanding shares of Series A Preferred Stock as all such shares had been converted into common stock.

The significant terms of the Series A Preferred Stock financing are as follows:

                 Redemption

In the event that there had been no earlier conversion, the Company would have been required to redeem the Series A Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends.

The Company accounted for the difference between the carrying amount of Series A Preferred Stock and the redemption amount by increasing the carrying amount using the effective interest rate method for periodic accretion, so that the carrying amount would equal the redemption amount at the scheduled redemption date. The non-cash accretion to the redemption value of the Series A Preferred Stock for the years ended December 31, 2004, 2003 and 2002 was zero, $0.8 million and $6.8 million, respectively, including a $0.3 million deemed dividend in 2002.

Included in the accretion were amounts related to allocations of proceeds to Series A Preferred Stock issuance costs, embedded derivatives and warrants. Accretion to redemption value in the consolidated statements of operations also includes the non-cash write-off of the unaccreted fair value of the embedded derivatives and warrants upon Series A Preferred Stock conversions for the years ended December 31, 2004, 2003 and 2002 of zero, $0.5 million and $3.7 million, respectively. As all the remaining shares of Series A Preferred Stock were converted into common stock by the end of 2003, there will be no further accretion.

                 Dividends

Prior to conversion, each share of Series A Preferred Stock was entitled to receive annual dividends of 6% payable on June 30 and December 31, beginning on December 31, 2001. If not paid within five days of either such date, the dividend would accumulate and compound. Payment could be made in cash or in shares of common stock at the Company’s option. If the dividends are paid in common stock, then the number of shares to be issued is determined to be equal to the dollar amount due divided by 95% of the average of the closing price per share of the Company’s common stock over the five consecutive trading days preceding the payment. No dividend payments were made in 2004. During 2003, payment was made in cash for $18,000 along with 31,561 shares of common stock that were paid upon conversion for accrued but unpaid dividends. During 2002, payment was made in 114,300 shares of common stock, along with an additional 26,181 shares of common stock that were paid upon conversion for accrued but unpaid dividends. Net loss applicable to common stockholders for the years ended December 31, 2004, 2003 and 2002 included non-cash charges of zero, $0.1 million and $1.1 million, respectively, for Series A Preferred Stock dividends.

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

As a result, the Company’s registration statement on Form S-3 covering the resale of 655,078 shares of common stock issuable upon exercise of the Series A Warrants was suspended. Pursuant to the suspension of the registration statement, the Company became liable for MDP’s to the Series A Warrant holders. For the period from May 17, 2004 to September 21, 2004, the Company paid $0.8 million in cash MDP’s to the holders of the Series A Warrants.

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

The Company initially valued the Series A Warrants at $14.99 per share, resulting in a total value of $4.5 million at issuance. This amount was accounted for as a reduction in the initial carrying value of the Series A Preferred Stock and an increase to current liabilities given the redemption provisions of the Series A Warrants. Prior to the final conversion of Series A Preferred Stock outstanding in 2003, the discount was being amortized over three years and accordingly, net loss applicable to common stockholders for the years ended December 31, 2004, 2003 and 2002 reflected non-cash charges of zero, $0.1 million and $1.2 million, respectively. As a result of the conversions of Series A Preferred Stock in 2003 and 2002, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the Series A Warrants as non-cash deemed dividends to common stockholders of $0.3 million and $2.0 million during the years ended December 31, 2003 and 2002, respectively.

The Series A Warrants, which are subject to registration rights, provided for liquidated damages and cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company and constitute a warrant derivative liability in accordance with EITF 00-19. For the years ended December 31, 2004, 2003 and 2002, valuation adjustments income (expense) representing changes in the fair value of the warrant derivative liability included in the consolidated statements of operations were ($11.0 million), $1.4 million and $0.2 million, respectively. As a result of the conversions of Series A Preferred Stock in 2003 and 2002, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the warrant derivative liability as non-cash deemed dividends to common stockholders of $0.2 million and $1.7 million during the years ended December 31, 2003 and 2002, respectively.

The Company did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, the Company’s registration statement on Form S-3 covering the resale of 655,078 shares of common stock issuable upon exercise of the Series A Warrants was suspended. Pursuant to the suspension of the registration statement, the Series A Warrants became redeemable for cash at the option of the Series A Warrant holders. On September 21, 2004, the Company estimated that the fair value of the Series A Warrants and the associated derivative liabilities was $14.4 million due to the increased probability that the Company would be required to settle the Series A Warrants in cash.

                 Exchange Warrants

On September 21, 2004, the Company completed transactions in which the Series A Warrants were surrendered in exchange for two new series of warrants (“Exchange Warrants”). The Company issued to the holders of the Series A Warrants, Exchange Warrants to purchase a total of 1,146,388 shares of common stock, exercisable until September 21, 2005, at an exercise price of $0.01 per share, and Exchange Warrants to purchase a total of 655,078 shares of common stock, exercisable until September 21, 2007, at an exercise price of $16.00 per share. In connection with the exchange, the agreements governing the Series A Warrants were terminated. As a result of the surrender and exchange of the Series A Warrants, the Company is no longer subject to MDP’s and the holders of the Exchange Warrants do not have cash redemption rights related to the Exchange Warrants. As of December 31, 2004, Exchange Warrants for 429,894 shares at $0.01 per share and 655,078 shares at $16.00 per share were outstanding. The valuation of the embedded derivatives associated with the Series A Warrants at the date of the exchange for the Exchange Warrants was $14.4 million and the valuation of the Exchange Warrants was $18.8 million. The $4.4 million difference in value is included as other expense in the statement of operations for the year ended December 31, 2004.

                 Effect of Beneficial Conversion Feature

The Company’s Series A Preferred Stock was issued with a BCF, which was initially valued at $5.6 million. The beneficial conversion amount has been accounted for as an increase in additional paid-in capital and as a discount to the Series A Preferred Stock. The BCF discount is being amortized to the stated redemption date in accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”).

In 2002, one of the holders of Series A Preferred Stock exercised a Series A Warrant, which had the effect, under the anti-dilution provisions applicable to the Series A Preferred Stock, of reducing the conversion price of the Series A Preferred Stock to $14.13 per share. The reduction in conversion price resulted in an additional 553,746 shares of common stock issuable upon conversion. The change in the conversion price triggered a contingent BCF in accordance with EITF 00-27. The contingent BCF was measured as the product of the number of shares of common stock issuable upon conversion of outstanding Series A Preferred Stock multiplied by the fair value of the Company’s common stock on the commitment date of May 23, 2001, less the cumulative BCF previously recorded and limited by the proceeds originally allocated to the Series A Preferred Stock. The fair value of the Company’s common stock on the commitment date was $20 per share. Accordingly, the Company recorded a contingent BCF in the amount of $6.1 million, which was recorded as additional paid-in capital and as a discount to the Series A Preferred Stock. The contingent BCF discount was being accreted to the stated redemption date, May 23, 2004.

In connection with a private placement financing which closed in the second quarter of 2003, the conversion price of the Series A Preferred Stock was further reduced, from $14.13 to $2.87. This further reduction in conversion price resulted in an additional 1,055,168 shares of common stock issuable upon conversion. The change in the conversion price triggered an additional contingent BCF as described above, but as a result of the limitations noted above, the Company did not record a contingent BCF in 2003.

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

The inputs for valuation analysis of the derivatives embedded in the Series A Preferred Stock include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the Company’s market capitalization, the conversion rate of the Series A Preferred Stock, the number of outstanding shares of Series A Preferred Stock, the risk free interest rate as well as the credit spread, which represents the Company’s risk premium over the risk free interest rate. The Series A Preferred Stock and these derivatives were no longer outstanding as of December 31, 2004 and 2003, however, the key inputs for the valuation analysis of these embedded derivatives at December 31, 2002 was as follows:

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

9.	Celltrion

Under the terms of the Celltrion Joint Venture Agreement (“JVA”) dated February 25, 2002, between VaxGen and the Korean Investors, Celltrion provided partial funding for the construction of VCI, in California. During 2002 and 2003, Celltrion received the equivalent of $45.8 million in cash from the Korean Investors, secured a 52,000 million Korean Won ($44.2 million equivalent) loan from a Republic of Korea bank and received technology and manufacturing know-how from VaxGen, which Celltrion valued at 53,312 million Korean Won ($41.9 million equivalent). As of December 31, 2003, VaxGen owned 48% of Celltrion and was the largest stockholder. VaxGen provided mammalian cell culture technology and biologics production expertise as its investment in Celltrion.

Under the terms of the JVA, Celltrion was managed by a Board of Directors composed of five individuals. Nexol and VaxGen each held two seats on the Celltrion Board and together they were entitled to appoint a Representative Director of Celltrion. VaxGen may continue to hold two Board seats and appoint a Representative Director for as long as VaxGen retains two-thirds of its initial shareholdings in Celltrion. The laws of the Republic of Korea govern the JVA.

VaxGen recorded its initial investment in Celltrion at $36.7 million as a non-current asset in the consolidated balance sheet, based upon APB 29 and EITF Issue 01-02, Interpretations of APB Opinion No. 29 (“EITF 01-02”). Subsequent accounting for this investment is based on the equity method, as VaxGen has the ability to exercise significant influence over operating and financial policies of Celltrion and holds less than 50% of the voting stock of Celltrion. VaxGen’s investment is adjusted for contributions, distributions and its proportionate share of the investee’s undistributed earnings or losses. VaxGen’s proportionate share of the investee’s undistributed losses was recorded as equity in loss of affiliate in the consolidated statements of operations through December 31, 2003. Celltrion did not pay any dividends during the years ended December 31, 2003 or 2002. As a result of the consolidation of VaxGen and Celltrion, effective January 1, 2004, this investment has been eliminated in consolidation.

VaxGen also entered into a consulting services agreement in 2002 with Celltrion, primarily to provide technical assistance related to the design, engineering and construction of the Republic of Korea manufacturing facility. Revenues related to this agreement were $1.1 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. There was no profit or loss associated with these service transactions and they were disclosed as related party revenue. As a result of the consolidation of Celltrion and VaxGen for the year ended December 31, 2004, these revenues were eliminated in consolidation.

During 2002 in accordance with the JVA, Celltrion issued VaxGen 7,800,000 shares of common stock valued at 6,224 Korean Won per share (equivalent to $4.71 per share), sold 7,670,000 shares of preferred stock at a price of 5,000 Korean Won per share (equivalent to $3.78 per share), resulting in gross proceeds of 38,350 million Korean Won ($29.0 million equivalent) and sold 455,000 shares of preferred stock at a price of 22,775 Korean Won per share (equivalent to $18.82 per share), resulting in gross proceeds of 10,363 million Korean Won ($8.6 million equivalent). As a result of these transactions, the Company’s ownership interest in Celltrion was decreased from 52% to 49% and its net equity in Celltrion decreased by $1.2 million. Because Celltrion is not yet an operating company, the decrease has been reflected as an equity transaction included in effect of affiliate equity transactions in the consolidated statements of stockholders’ equity for the year ended December 31, 2002.

In January 2003 in accordance with the JVA, Celltrion sold 390,000 shares of preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share), resulting in gross proceeds of 8,716 million Korean Won ($7.3 million equivalent). As a result of this transaction, VaxGen’s ownership interest in Celltrion was decreased from 49% to 48%, but because of the high price per share of this sale, VaxGen’s net equity in Celltrion increased by $3.0 million. Because Celltrion is not yet an operating company, the increase has been reflected as an equity transaction included in effect of affiliate equity transactions in the consolidated statements of stockholders’ equity for the year ended December 31, 2003.

In 2004, VaxGen adopted the provisions of FIN 46R and determined that both Celltrion and VCI were VIEs and that VaxGen is their primary beneficiary. Accordingly, in accordance with FIN 46R, the consolidated financial statements include the results of Celltrion as a VIE since January 1, 2004. VCI has been consolidated by VaxGen since its inception in 2002. As VaxGen and Celltrion are the only stockholders of VCI, the adoption of FIN 46R eliminated the accounting for Celltrion’s minority interest in VCI. The liabilities recognized as a result of consolidating Celltrion do not represent additional claims on VaxGen’s or VCI’s assets. Rather, they represent claims against the specific assets of Celltrion. Conversely, assets recognized as a result of consolidating Celltrion do not represent additional assets that could be used to satisfy claims against VaxGen’s or VCI’s assets. The general creditors of VaxGen, Celltrion and VCI have no recourse to the general credit of the other entities.

Celltrion’s preferred stock gives the preferred stockholders the right to dividends from potential profits from the production of AIDSVAX. Preferred shares are convertible into Celltrion common shares at a ratio of 1:1 upon the cancellation of the supply agreement between VaxGen and Celltrion. The Supply Agreement can be cancelled by VaxGen with 30 days’ written notice or by either party in the event of a material breach of the contract.

Under the Korean Commercial Code, in order for a corporation to be able to pay dividends, it must have distributable profits. Celltrion did not accrue any preferred stock dividends during the period from its inception through December 31, 2004 as it incurred losses and did not have distributable profits. In the event that there are distributable profits, holders of the preferred stock shall be entitled to a dividend preference on a cumulative basis so that any preferred dividend not paid in a given year will be forwarded to succeeding years as an outstanding obligation of Celltrion until paid off. All Celltrion preferred and common shares have equal voting rights.

On December 30, 2004, VaxGen amended its JVA with the Korean Investors. Under the terms of the JVA, as amended on December 30, 2004, between VaxGen and the Korean Investors (“Revised JVA”), Celltrion is managed by a Board of Directors composed of six individuals of which Nexol and VaxGen are each entitled to hold two seats and together are entitled to appoint a Representative Director of Celltrion. The Revised JVA entitles VaxGen to hold two Board seats and appoint a Representative Director for as long as it retains two-thirds of its initial shareholdings in Celltrion. The Revised JVA also provides for future capitalization of Celltrion, including the possible sale of additional stock to new investors. The laws of the Republic of Korea govern the JVA and the Revised JVA.

At December 30, 2004, VaxGen entered into various transactions pertaining to its ownership of Celltrion and its contractual obligations to Celltrion, including:

•	a Termination Agreement by and between VaxGen and Celltrion;

•	a Surrender Agreement by and between VaxGen and the Korean Investors (“Surrender Agreement”); and

•	a Technical Support and Services Agreement by and between VaxGen and Celltrion.

The Termination Agreement provided for the termination of the supply agreement, the license agreement and the sub-license agreement, dated March 25, 2002, by and between Celltrion and VaxGen. As a result of the Termination Agreement, VaxGen has no future obligation to transfer technology to Celltrion or to provide additional technical support to Celltrion. The Surrender Agreement provided for the return by VaxGen of 2.0 million shares of common stock of Celltrion, out of the 7.8 million shares originally issued to VaxGen. As a result, VaxGen reduced its ownership in Celltrion to 36%. Pursuant to the Technical Support and Services Agreement, Celltrion has the right to continue to use certain technology previously transferred to it by VaxGen and may purchase future technical support and certain services from VaxGen.

The following results of operations of Celltrion are included in the consolidated results of operations (in thousands):

Year Ended December 31, 2004

Operating expenses:
Research and development	$1,533
General and administrative	3,224

Loss from operations	(4,757)
Other income	503
Minority interest	2,742

Net loss	$(1,512)

At December 31, 2004, the following significant assets and liabilities of Celltrion are included in the consolidated balance sheet (in thousands):

2004

Cash and cash equivalents	$11,907
Property and equipment	116,229
Non-current obligations	57,531
Net assets	91,303

Summarized selected financial information for prior periods for Celltrion is as follows (in thousands):

	Year Ended December 31, 2003	Period from February 26, 2002 (Inception) through December 31, 2002

Operating expenses	$4,045	$6,404
Impairment of intangible asset	11,672	—

Loss from operations	(15,717)	(6,404)
Other income	1,253	1,390
Loss from equity method investment	(1,974)	(544)
(Provision for) benefit from income taxes	1,492	(1,332)

Net loss	$(14,946)	$(6,890)

December 31, 2003

Cash, cash equivalents and investment securities	$9,723
Property and equipment	54,415
Non-current obligations	32,110

10.	VCI Manufacturing Facility

Under the terms of the Celltrion JVA, Celltrion invested $7.0 million to capitalize VCI, in order to design and construct a manufacturing facility, consisting of approximately 20,000 square feet dedicated to U.S. current Good Manufacturing Practices (“cGMP”) manufacturing within VaxGen’s California facility. VaxGen leases this facility from third parties. On June 7, 2002, VaxGen entered into an agreement with Celltrion to specify the terms governing the management and operation of VCI. VaxGen is responsible for all staffing and operational costs and expenses of the facility, as well as all capital costs in excess of the initial $7.0 million investment by Celltrion. VCI was originally contemplated to be used to facilitate the transfer of cell culture manufacturing technology to Celltrion to conduct on-site training of Celltrion personnel and to expedite commercial licensure and launch of AIDSVAX. In 2003, VaxGen ceased almost all of its development efforts for AIDSVAX. Under the terms of the VCI joint venture agreement, however, VaxGen has the right to use the facility, at its expense, for the development and licensure of new products and VaxGen plans to use the California facility to manufacture its anthrax bulk drug substance.

VaxGen received additional shares of common stock of VCI for every dollar VaxGen spent in connection with capital expenditures, validation, operation and licensure of the California manufacturing facility. During the years ended December 31, 2003 and 2002, VaxGen contributed $10.8 million and $0.6 million, respectively, for funding the operations of VCI in accordance with VCI’s joint venture agreement with Celltrion. As a result of VaxGen’s influence over the operations of VCI, the financial position and results of operations of VCI are consolidated with the financial statements of VaxGen since the inception of VCI. Celltrion was the only other stockholder of VCI and its investment was reflected as minority interest in subsidiary on the consolidated balance sheet at December 31, 2003. Given that VaxGen expected to incur approximately 70% of the cost of constructing VCI, VaxGen accounted for Celltrion’s ownership interest in VCI as a 30% minority interest from the inception of VCI. Accordingly, the consolidated financial statements as of and for the years ended December 31, 2003 and 2002, reflect the results of

VaxGen and 70% of the results of VCI since the inception of VCI. All significant intercompany balances and transactions have been eliminated in consolidation. As VaxGen and Celltrion are the only stockholders of VCI, the adoption of FIN 46R on January 1, 2004 eliminated the accounting for Celltrion’s minority interest in VCI.

At the inception of VCI, VaxGen obtained the right to purchase all of the shares held by Celltrion in VCI until February 24, 2008 (“Purchased Call Option”) and is required to purchase Celltrion’s ownership interest in VCI if VaxGen receives approval of the FDA to market any of its products manufactured at the California facility prior to February 24, 2008 (“Written Put Option”), together with the Purchased Call Option, a net purchase option (“Net Purchase Option”). The purchase price for these VCI shares is $7.0 million, plus interest at the prime rate. VaxGen determined that the fair value of the Net Purchase Option was $3.6 million and recorded it in 2002 as a non-current other asset in the consolidated balance sheet. There were no other-than-temporary declines in value recorded; therefore, the carrying value was not adjusted until the July 1, 2003 adoption of FAS 150. At that time, VaxGen determined the fair value of the Net Purchase Option to be $4.3 million and, in accordance with FAS 150, accounted for the $0.7 million increase in fair value as a cumulative effect of a change in accounting principle in the consolidated statement of operations. The estimated fair value of the Net Purchase Option was $3.6 million at December 31, 2003. The $0.7 million decrease in fair value from July 1, 2003 through December 31, 2003 is included in the statement of operations as a valuation adjustment other expense. As a result of the consolidation of VaxGen and Celltrion, effective January 1, 2004, the Net Purchase Option asset recorded by VaxGen and the corresponding liability recorded by Celltrion have been eliminated in consolidation.

On December 30, 2004, VaxGen exercised the Purchased Call Option and acquired all of Celltrion’s shares in VCI for $7.7 million, making VaxGen the sole stockholder in VCI. The transfer of such shares and cash has been eliminated in consolidation.

11.	Obligation to Related Party

VaxGen performed a valuation of the various elements comprising VaxGen’s 2002 investment in Celltrion. Based upon the results of the valuation, VaxGen determined that the fair value of its initial investment in Celltrion was $36.7 million and the fair value of the Net Purchase Option from Celltrion was $3.6 million. In exchange for these assets, VaxGen licensed to Celltrion, for a 15-year period, its current and future mammalian cell culture technology and biologics production expertise which had no net book value on VaxGen’s consolidated balance sheets. VaxGen recognized a $38.6 million obligation related to this undelivered technology. As a result of the 15-year term of the license, the undelivered technology obligation will be delivered over 15 years and the obligation will be reduced on a straight-line basis over that term. In accordance with the principles of SAB Topic 5H, because Celltrion is in the early stages of its business development, the recognized benefits from the investment have been reflected as equity transactions included in additional paid-in capital in the consolidated statements of stockholders’ equity. As a result of the consolidation of VaxGen and Celltrion, effective January 1, 2004, this obligation has been eliminated in consolidation.

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

12.	Minority Interest in Variable Interest Entity

As a result of consolidating the accounts of Celltrion, at December 31, 2004, the Company recognized minority interests of $31.3 million in the consolidated balance sheet, representing the equity interests of Celltrion’s other stockholders based on voting interest. This amount is less than the carrying cost of their collective investment by $22.8 million at December 31, 2004 and is equal to the difference between the assets and the liabilities recorded upon the consolidation of Celltrion.

13.	Accumulated Other Comprehensive Income

Comprehensive loss combines net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s accumulated other comprehensive income balance at December 31 consists of the following (in thousands):

	2004	2003

Foreign currency translation adjustments	$5,118	$3,613
Unrealized gain (loss) on available-for-sale securities	(47)	7

Accumulated other comprehensive income	$5,071	$3,620

14.	Related Party Transactions

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

In August 2000, an executive received a non-interest bearing loan in the amount of $55,000. This loan was settled by a cash payment in November 2003. In May 2002, another executive officer received a non-interest bearing loan in the amount of $80,000. Per the second executive’s employment agreement, the loan is to be forgiven at the rate of 25% per year for each of the first four full years of the executive’s employment with the Company. As of December 31, 2004, the Company had a loan outstanding to the second executive officer in the amount of $20,000 included in other non-current assets in the consolidated balance sheet. Both loans were made to assist in the purchase of residences in connection with employment-related relocations.

Since December 2002, Daewoo Engineering and Construction Co., Ltd. (“Daewoo”) has managed the construction of Celltrion’s facilities. In January 2003, Daewoo purchased 260,000 shares of Celltrion’s preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share). At the time of this purchase, Nexol’s and Celltrion’s Chief Executive Officer, who are the same person, entered into a purchase agreement with Daewoo. Per the terms of this purchase agreement, upon the completion of the construction of Celltrion’s facility, Daewoo would sell these shares to Nexol at the purchase price. Celltrion’s Chief Executive Officer guaranteed this agreement.

At December 31, 2004, other non-current assets include $0.7 million representing the remaining balance of advance payments made by Celltrion to Daewoo. At December 31, 2004, Celltrion had outstanding accounts payable due to Daewoo of 12,796 million Korean Won ($12.4 million equivalent). Celltrion paid Daewoo 26,873 million Korean Won ($23.0 million equivalent) and 35,061 million Korean Won ($29.4 million equivalent) under the construction agreement during the years ended December 31, 2004 and 2003, respectively. Celltrion was not consolidated with VaxGen as of December 31, 2003.

Prior to becoming a member of Celltrion’s Board of Directors, an individual purchased 158,298 shares of Celltrion’s preferred stock in 2004 at a price of 5,000 Korean Won($4.37 equivalent) per share.

Refer to Notes 9, 10, 11 and 12 for discussions of related party transactions pertaining to Celltrion and VCI.

15.	Common Stock Offerings

                 Common Stock

VaxGen completed the following private placements of common stock during the years ended December 31, 2004 and 2003:

Date	Sales Price Per Share	Closing Price Per Share	Shares	Net Proceeds (in thousands)

May 16, 2003	$2.87	$3.19	1,742,160	$5,000
June 5, 2003	4.40	5.07	1,591,307	6,685
December 2, 2003	7.00	8.10	4,100,000	26,539
November 22, 2004	13.25	15.71	3,018,870	37,491

As part of the November 2004 private placement, the Company agreed to file a registration statement on Form S-1 no later than 30 days after the first day that the Company becomes current with its reporting requirements under the Exchange Act of 1934. The Company may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares (a) if the registration statement is not filed on or prior to 30 days of the Company becoming current in its reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations. The Company does not consider these liquidated damages to be probable or reasonably estimable. Consequently, no reserves have been established for these matters as of December 31, 2004.

                 Celltrion Preferred Stock

Celltrion’s preferred stock gives the preferred stockholders the right to dividends from Celltrion’s potential profits from the production of AIDSVAX. Celltrion preferred shares are convertible into Celltrion common shares at a ratio of 1:1, upon the earlier of the cancellation of the Supply Agreement between VaxGen and Celltrion; or the thirteenth year of the JVA. No dividends were paid by Celltrion through December 31, 2004. The Supply Agreement can be cancelled by VaxGen with 30 days’ written notice or by either party in the event of a material breach of the contract that is unresolved.

Under the terms of the Amended JVA and the Celltrion warrants discussed in Note 17, Celltrion issued in May 2004 693,500 shares of preferred stock at a price of 5,000 Korean Won per share ($4.28 equivalent), resulting in net proceeds of 3,447 million Korean Won ($3.0 million equivalent) and issued in December 2004 1,356,800 shares of preferred stock at a price of 5,000 Korean Won per share ($4.56 equivalent), resulting in net proceeds of 6,751 million Korean Won ($6.2 million equivalent). Per the terms of the Revised JVA and as a result of the termination of the Supply Agreement, all outstanding Celltrion preferred stock was converted into Celltrion common stock on December 30, 2004. However, since there were insufficient shares of authorized Celltrion common stock available at the time of the conversion, the conversion did not become effective until Celltrion’s stockholders’ approval of an increase in the authorized number of common shares at Celltrion’s annual stockholders’ meeting in March 2005.

Under the Korean Commercial Code, in order for a corporation to be able to pay dividends, it must have distributable profits. Celltrion did not accrue any preferred stock dividends during the period from its inception in February 2002 through December 31, 2004 as it incurred losses and did not have distributable profits. In the event that there are distributable profits, holders of Celltrion’s preferred stock shall be entitled to a dividend preference on a cumulative basis so that any preferred dividend not paid in a given year will be forwarded to succeeding years as an outstanding obligation of Celltrion until paid off. All Celltrion preferred and common shares have equal voting rights.

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

The BCF would have been amortized over the period from issuance to the expected first date of conversion, the earlier of the 13th year of the JVA or the termination of the Supply Agreement. However, as the termination of the Supply Agreement is a contingent event which is not within the control of Celltrion; the BCF is amortized up to the 13th year of the JVA. However, as the cancellation of the Supply Agreement occurred in December 2004, the contingency is removed as more than a simple majority of stockholders were in agreement on its’ cancellation. The formal stockholder approval required by Korean commercial code to increase the number of authorized shares would be considered perfunctory in relation to the BCF recognition as more than a majority of stockholders had already agreed to the cancellation of the Supply Agreement and caused the removal of the contingency related to the BCF recognition. Therefore, the remaining BCF on December 30, 2004 is fully recognized. As of December 31, 2004, the entire BCF of 10,252 million Korean Won ($9.9 million equivalent) was recognized.

Additionally, as noted above, Celltrion did not have an adequate number of authorized common shares to complete the legal conversion of their preferred shares at the time of the cancellation of the Supply Agreement; therefore, even though the Celltrion preferred shares would have converted to Celltrion common shares upon cancellation of the Supply Agreement in December 2004, the conversion of the preferred shares to common shares was delayed until May 2005 when Celltrion’s stockholders approved the transactions and the number of authorized common shares was legally increased.

Celltrion’s accounting for its preferred stock and BCF is reflected as changes in the minority interest in variable interest entity in the accompanying 2004 consolidated balance sheet.

16.	Employee Benefit Plans

          (a) 401(k) Plan

The VaxGen 401(k) Retirement Plan (“401(k) Plan”) covers substantially all full-time employees of VaxGen. Under the 401(k) Plan as amended, VaxGen must match a portion of employee contributions with Company common stock or cash. A total of 300,000 shares of Company common stock have been reserved for issuance under the 401(k) Plan, of which 156,934 had been issued and 143,066 were available for issuance at December 31, 2004. In 2004, VaxGen issued 36,053 shares under the 401(k) Plan and recorded expense related to 401(k) matching of $0.4 million. In 2003, VaxGen issued 72,752 shares under the 401(k) Plan and recorded expense related to 401(k) matching of $0.4 million. In 2002, VaxGen issued 36,002 shares under the 401(k) Plan and recorded expense related to 401(k) matching of $0.3 million.

          (b) Employee Stock Purchase Plan

In May 2001, the stockholders of VaxGen approved the VaxGen 2001 Employee Stock Purchase Plan (“2001 Purchase Plan”). On May 26, 2004, at the 2004 Annual Meeting of Stockholders, the stockholders of VaxGen approved an increase in the number of shares authorized for issuance under the VaxGen 2001 Employee Stock Purchase Plan from 0.6 million to 1.0 million shares. As of December 31, 2004, a total of 1.0 million shares of Company common stock have been reserved for issuance under the 2001 Purchase Plan, of which 527,644 had been issued and 472,356 were available for issuance at December 31, 2004. All full-time employees are eligible to participate in the 2001 Purchase Plan. The 2001 Purchase Plan is implemented by a series of 24-month offering periods. The initial offering period commenced on July 2, 2001. Offering periods were suspended effective July 1, 2004 as a result of the Company’s delisting. Additional offering periods will commence following the Company’s relisting on the first business day of each subsequent calendar quarter of each year during the term of the 2001 Purchase Plan and end two years later.

The purchase price for shares of common stock purchased at the end of a purchase period in an offering period will be the lesser of 85% of the market price of VaxGen’s common stock on the commencement date of the offering period, or 85% of the market price of VaxGen’s common stock on the last business day of the purchase period. If the purchase price for shares of common stock purchased at the end of any purchase period is less than the market price of common stock on the commencement date of the related offering period, all participants in that offering period will be withdrawn from that offering period and enrolled in the offering period commencing on the first business day subsequent to the end of the purchase period.

During any one calendar year, the maximum value of the common stock that may be purchased by a participant is $25,000. In 2004, 198,021 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $2.26 per share. In 2003, 270,323 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $2.13 per share. In 2002, 49,325 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $5.55 per share. The 15% discount from the market price is considered compensation for FAS 123 disclosure purposes only and is included in the FAS 123 disclosure in Note 2.

17.	Stock Options and Warrants

          (a) Stock Options

                 Vaxgen Stock Options

                 1996 Stock Option Plan

In May 2002, the stockholders approved amendments to the 1996 Stock Option Plan (“Plan”) which increased the number of shares of common stock reserved for issuance under the Plan from 3,250,000 to 4,750,000 and also added a provision that will automatically increase the number of shares reserved under the Plan by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year, beginning in January 2003 and ending in January 2007. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2004, 3,895,709 options were outstanding and 1,563,043 shares were available for grant under the Plan.

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

In 2002, VaxGen granted options to purchase 220,000 shares of VaxGen’s common stock under the Plan to certain officers of VaxGen at exercise prices which were below the fair market value of VaxGen’s common stock on the dates of grant.

                 1998 Director Stock Option Plan

In 1998, the Board of Directors approved the 1998 Director Stock Option Plan (“Director Plan”) for non-employee directors. In May 2002, the stockholders of VaxGen approved an increase in the number of shares of common stock authorized for issuance under the Director Plan to a total of 300,000 shares. As of December 31, 2004, non-employee directors have been granted options to purchase 188,962 shares of VaxGen’s common stock at exercise prices ranging from $4.57 per share to $20.85 per share and 111,038 shares were available for grant under the Director Plan. Under the Director Plan, new non-employee directors will receive an initial option grant of 20,000 shares at the fair market value of VaxGen’s common stock on the grant date. Initial option grants shall vest over three years, beginning one year from the date of grant, subject to certain meeting attendance requirements. All options expire no later than 10 years from the date of grant. In addition, non-employee directors who have served on the board for at least six months shall receive annual option grants of 10,000 shares on the date of each annual stockholders’ meeting. The exercise price of each annual option grant under the Director Plan is to be the fair market value of VaxGen’s common stock on the grant date. Each annual option grant fully vests on the grant date.

                 Inducement Stock Options

In September 2001, VaxGen granted employment inducement stock options for 400,000 shares of VaxGen common stock outside the Plan to a newly hired executive with an exercise price of $14.90 per share. In October 2004, VaxGen granted stock options for 120,000 shares and 30,000 shares outside the approved plans to a new executive and director with an exercise price of $11.40 per share and $12.27 per share, respectively. These options were granted without stockholder approval, but pursuant to Nasdaq Marketplace Rules on terms that are substantially in accordance with VaxGen’s standard stock option terms for employees. As of December 31, 2004, none of these stock options have been exercised, canceled or repurchased.

The following is a summary of VaxGen’s stock option activity (including the inducement stock options) and related information for the years ended December 31:

	2004		2003		2002

	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price

Balance at beginning of year	3,746,689	$10.37	3,078,572	$12.17	2,078,252	$15.06
Granted	1,169,178	11.39	1,006,332	5.84	1,322,407	8.61
Exercised	(135,138)	7.57	(97,589)	9.50	(97,817)	9.84
Forfeited	(146,058)	11.92	(240,626)	14.83	(224,270)	18.99

Balance at end of year	4,634,671	10.66	3,746,689	10.37	3,078,572	12.17

Options exercisable at year end	2,734,164	11.41	2,040,317	11.95	1,335,383	13.32

The following table summarizes information about VaxGen’s stock options granted to employees during the years ended December 31:

	2004		2003		2002

Exercise price on grant date	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price

Equals market price	$9.27	$12.19	$4.19	$5.84	$5.58	$8.48
Is below market price	10.13	10.94	—	—	7.83	9.26

During the year ended December 31, 2004, 423,678 shares were granted at exercise prices equal to market prices and 745,500 options were granted at an exercise price below market price. During the year ended December 31, 2002, 1,102,407 shares were granted at exercise prices equal to market prices and 220,000 options were granted at an exercise price below market price.

Detailed information on VaxGen’s options outstanding on December 31, 2004 by price range is set forth below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Remaining Shares Exercisable	Weighted Average Exercise Price

$2.34 – $5.50	925,701	8.5	$4.86	452,806	$4.78
$5.74 – $9.25	787,382	6.2	7.25	631,438	7.15
$9.27 – $12.00	1,614,925	8.0	10.65	548,303	10.13
$12.05 – $14.90	787,496	7.0	14.42	639,236	14.59
$14.99 – $22.50	395,160	6.6	19.29	338,714	19.55
$23.45 – $26.00	124,007	6.1	24.30	123,667	24.31

Total	4,634,671	7.5	10.66	2,734,164	11.41

                 Celltrion Stock Options

Celltrion grants employees stock options subject to approval by its Board of Directors and stockholders. Stock options are granted to Celltrion employees upon completion of one year of service. Options initially vest 40% upon completion of the third year of service from the grant date. The remainder vests 30% each upon completion of the fourth and fifth years of service, respectively, from the grant date. All Celltrion stock option grants expire no later than 9 years from the grant date, unless cancelled earlier due to termination of employment or other trigger events defined in the option agreement, such as the holder assigning or pledging their stock options or the inability of Celltrion to comply with the exercise of the stock option due to bankruptcy or liquidation.

During 2004, options for 51,900 Celltrion preferred shares were granted to Celltrion employees. The Celltrion stock option agreement has an anti-dilution provision that is triggered by the issuance of new shares or warrants at prices which are lower than the option’s exercise price. Based on the anti-dilution clause, the fair value of all Celltrion stock options may be re-measured upon the issuance of new shares or warrants. During 2004, based on the anti-dilution provision of the options, the exercise price and number of shares granted on all outstanding Celltrion stock options were modified due to the issuance of new shares at prices lower than the exercise price. As of December 31, 2004, there were options for 279,100 preferred shares outstanding under the Celltrion plan, with a weighted average exercise price of 7,960 Korean Won ($7.69 equivalent) per share.

                 Non-cash Compensation Expense

Non-cash compensation expense for the years ended December 31, 2004, 2003 and 2002 was $1.9 million, $0.8 million and $0.8 million, respectively. Such expense was primarily related to deferred compensation for certain stock options issued in 1999, compensation related to the issuance of stock options at below market exercise prices, compensation related to the issuance of VaxGen common stock as matching contributions to participants in VaxGen’s 401(k) Plan and, in 2004, related to anti-dilution provisions in Celltrion’s stock option grants. During 2003, VaxGen’s Board of Directors approved the acceleration of the vesting of all unvested outstanding stock options previously granted to certain executive officers upon the occurrence of certain circumstances, including the termination of employment of those executive officers. In December 2003, VaxGen terminated the employment of those executive officers and recorded a non-cash compensation charge of $0.1 million relating to the acceleration of unvested outstanding stock options.

          (b) Common Stock Warrants

In connection with the Series A Preferred Stock financing in May 2001, VaxGen issued Series A Warrants to the Series A Preferred Stock investors which in September 2004 were exchanged for the Exchange Warrants.

In 2001 and 2002, VaxGen issued warrants to purchase a total of 24,000 shares of VaxGen’s common stock at exercise prices ranging from $11.52 to $20.25 per share to a legal consultant for services performed in 2001. VaxGen recorded legal expense of $0.4 million in the year ended December 31, 2001 for the fair value of these warrants. The warrants are exercisable for ten years. As of December 31, 2004, warrants for 6,000 shares had been exercised in a cashless exchange resulting in the issuance of 2,340 shares of common stock.

The following VaxGen common stock warrants were outstanding at December 31, 2004:

Issue Date	Exercise Price Per Share	Term (in years)	Shares

Exchange Warrants, September 2004	$16.00	3	655,078
Exchange Warrants, September 2004	0.01	2	429,894
May 1999	7.00	10	140,000
January 1999	13.00	10	79,462
July 1997	7.00	10	39,595
January 2000	11.50	10	27,196
2001 to 2002	11.52 to 20.25	10	18,000

Weighted average / Total	9.68		1,389,225

          (c) Warrants Issued By Celltrion

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

In accordance with EITF 00-19, Celltrion recorded the Celltrion Warrants as a deemed dividend with offsetting charges to additional paid-in capital for their fair value as determined using the Black-Scholes Model. Using the Black-Scholes Model, the fair value of the Celltrion Warrants was determined to be $25.5 million for the First Tranche and $13.8 million for the Second Tranche. Celltrion recorded an additional fair value of $0.1 million for the Extended First Tranche, which was determined as the incremental change for the extension of the subscription period, using the Black-Scholes Model.

To determine the fair value of the Celltrion Warrants at their date of grant, Celltrion utilized the following assumptions:

	First Tranche	Second Tranche	Extended First Tranche

Risk-free interest rate	4.88%	4.47%	3.39%
Expected average life	0.72 year	1.47 year	0.25 year
Expected volatility	41.92%	43.27%	47.72%
Expected dividend yield	0.00%	0.00%	0.00%

During 2004, Celltrion issued 2,050,300 shares of its preferred stock under the First Tranche at a price of 5,000 Korean Won ($4.49 equivalent) per share, resulting in net proceeds of 10,196 million Korean Won ($9.2 million equivalent).

The following is a summary of Celltrion common stock warrants outstanding at December 31, 2004:

	Exercise Price Per Share	Term (in months)	Shares

Second Tranche, July 14, 2004	5,000 Korean Won ($4.83 equivalent)	17.5	2,000,000
Extended First Tranche, Dec. 30, 2004	5,000 Korean Won ($4.83 equivalent)	3	1,949,700

18.	Income Taxes

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

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$51,289	$38,546
Research and other credit carryforwards	9,739	5,345
Deferred research expenses	1,040	1,447
Depreciation	2,816	1,818
Accrued liabilities	1,327	540
Other	(2,136)	(669)

Total gross deferred tax assets	64,075	47,027
Less: Valuation allowance	(64,075)	(47,027)

Net deferred tax assets	$—	$—

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,

	2004	2003	2002

Statutory rate	34.0%	34.0%	34.0%
Gain on technology transfer	—	—	(34.8)
Equity in loss of affiliate	0.8	(12.0)	(0.7)
Valuation adjustments	(12.9)	8.0	(3.9)
Research and other credits	7.1	0.6	2.3
Equity-based compensation expense	(0.3)	(1.0)	(0.8)
Foreign rates less than statutory rate	1.1	—	—
Exemption for foreign ownership	0.5	—	—
Other	0.8	(0.7)	(0.1)
Change in valuation allowance	(31.1)	(28.9)	4.0

Effective tax rate	0.0%	0.0%	0.0%

At December 31, 2004, VaxGen had U.S. federal and California net operating loss carryforwards of $129.0 million and $110.0 million, respectively. The U.S. federal net operating loss carryforwards expire from 2015 through 2023 and the California net operating loss carryforwards expire from 2005 through 2013. Additionally, VaxGen has federal research credits, which expire from 2015 to 2023, of $3.8 million and State of California research credits, carrying forward indefinitely, of $3.0 million. These carryforwards could be subject to certain limitations in the event there is a change in control of VaxGen.

Due to the consolidation of Celltrion, effective January 1, 2004, the effect of the change in the valuation allowance does not agree to the change in gross deferred tax assets. At December 31, 2004, Celltrion had net operating losses for Korean tax purposes of 8,565 million Korean Won (equivalent to $8.3 million). The carryforwards expire from 2007 to 2009. Additionally, Celltrion has various tax credit carryforwards, expiring from 2007 through 2010, totaling 4,119 million Korean Won (equivalent to $4.0 million). These carryforwards could be subject to certain limitations in the event there is a change in control of Celltrion.

Celltrion is exempt from paying the annual property tax on 100% of the share of its building and land related to foreign investment through 2007 and 50% of the share of foreign investment for three years thereafter. In addition, Celltrion will receive tax holidays related to the share of income tax related to foreign investment, once it begins earning income or 5 years after it was granted the tax holiday, whichever occurs first. The tax holiday will equal 100% of VaxGen’s foreign investment share of Celltrion’s income taxes from 2002 through 2009, and 50% of the foreign investment share for three years thereafter. Benefits received based upon foreign investment shares are subject to change based upon subsequent changes in the foreign investment as a percentage of total ownership.

19.	Commitments and Contingencies

Letter of Credit

In July 2003, Celltrion obtained a letter of credit amounting to $7.0 million for the construction of facilities from the National Agricultural Cooperative Federation. During 2004, the initial commitment amount was decreased to $2.0 million. Celltrion had an unused commitment related to the letter of credit of $0.7 million as of December 31, 2004.

                 Leases

VaxGen leases office facilities under non-cancelable operating leases, which expire from 2004 to 2008.

VaxGen entered into an 88-month laboratory lease commencing January 1, 1999, which required VaxGen to expend a minimum of $0.5 million in leasehold improvements, in addition to its scheduled lease payments. This lease is for 9,675 square feet, which is used for laboratories and offices. As of December 31, 2003, VaxGen had fulfilled its obligations with respect to the leasehold improvements.

VaxGen entered into an 84-month office lease commencing June 2000, with an option to renew for an additional five-year period. This lease, as amended, is for 22,000 square feet. In connection with this lease agreement, a letter of credit in the amount of $0.5 million was issued to VaxGen’s landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the consolidated balance sheet as of December 31, 2004 and 2003. In February 2004, VaxGen amended its lease agreement to expand its office space by 17,000 square feet.

In August 2002, VaxGen entered into a 75-month sublease agreement. This lease is for 49,919 square feet, which has been improved as manufacturing, laboratory and office space. In connection with this lease agreement, a letter of credit in the amount of $0.5 million was issued to VaxGen’s landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the consolidated balance sheet as of December 31, 2004 and 2003.

In addition, VaxGen has entered into several operating leases for office equipment.

Future minimum annual payments under all non-cancelable operating leases are as follows (in thousands):

2005	$2,847
2006	2,687
2007	1,930
2008	1,236

Total	$8,700

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $2.2 million, $2.3 million and $1.6 million, respectively. The Company recognizes rent expense on a straight-line basis over the expected lease term.

                 Contingencies

Substantially all of VaxGen’s revenue is derived from government contracts and grants. Future sales to U.S. government agencies will depend, in part, on VaxGen’s ability to meet U.S. government agency contract requirements. U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion. The U.S. government may terminate any of its contracts with VaxGen either for its convenience or if VaxGen defaults by failing to perform in accordance with the contract schedule and terms. If the U.S. government terminates any of its contracts, the Company may be liable to sub-contractors, service providers or vendors for goods and services that may no longer be reimbursable by the U.S. government. See Subsequent Events in Note 22.

20.	Segment Information

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

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from the U.S. Department of Health and Human Services, the National Institutes of Health and related entities. From its inception through December 31, 2004, Celltrion had not been operational or earned any revenues. All of VaxGen’s operating assets are located in the United States of America. Celltrion’s operating assets are located in the Republic of Korea.

Information regarding the segments is stated below (in thousands):

Revenues	Year Ended December 31,

	2004	2003	2002

VaxGen	$31,822	$29,057	$3,211
Celltrion	—	n/a	n/a
Eliminations	(427)	n/a	n/a

Total	$31,395	$29,057	$3,211

Depreciation and Amortization	Year Ended December 31,

	2004	2003	2002

VaxGen	$1,760	$1,245	$1,000
Celltrion	1,947	n/a	n/a
Eliminations	(1,645)	n/a	n/a

Total	$2,062	$1,245	$1,000

Equity in Loss of Affiliate	Year Ended December 31,

	2004	2003	2002

VaxGen (in Celltrion)	$(336)	$(6,735)	$(803)
Celltrion (in VCI)	(938)	n/a	n/a
Eliminations	1,274	n/a	n/a

Total	$—	$(6,735)	$(803)

Net Loss	Year Ended December 31,

	2004	2003	2002

VaxGen	$(49,537)	$(19,120)	$(37,668)
Celltrion	(595)	n/a	n/a
Eliminations	4,438	n/a	n/a

Total	$(45,694)	$(19,120)	$(37,668)

Property, Plant and Equipment, net		December 31,

		2004	2003

VaxGen		$22,017	$18,517
Celltrion		116,359	n/a
Eliminations		(130)	n/a

Total		$138,246	$18,517

Investment in Affiliate		December 31,

		2004	2003

VaxGen (in Celltrion)		$25,450	$34,561
Celltrion (in VCI)		—	n/a
Eliminations		(25,450)	n/a

Total		$—	$34,561

Total Assets		December 31,

		2004	2003

VaxGen		$89,992	$94,464
Celltrion		165,641	n/a
Eliminations		(59,230)	n/a

Total		$196,403	$94,464

Purchases of Property and Equipment	Year Ended December 31,

	2004	2003	2002

VaxGen	$(5,260)	$(14,051)	$(3,409)
Celltrion	(37,510)	n/a	n/a
Eliminations	—	n/a	n/a

Total	$(42,770)	$(14,051)	$(3,409)

21.	Legal Proceedings

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased VaxGen’s securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and VaxGen’s future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. As of December 31, 2003, VaxGen believed that it had strong defenses and intended to defend these actions vigorously. See Resolution of Class Action Suit and Derivative Suit in Subsequent Events in Note 22.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of VaxGen’s stock while in possession of material non-public information about VaxGen. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of December 31, 2004, the Company has provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in Note 22.

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

22.	Subsequent Events

                 SNS Contract

In 2006, VaxGen completed the manufacturing scale-up and one Phase 2 trial and process validation in connection with the 2003 Anthrax Contract.

In May 2006, VaxGen received a unilateral contract modification from the HHS related to the SNS Contract. In November 2006, VaxGen received a clinical hold notification from the FDA that will postpone the initiation of the second Phase 2 trial for its investigational anthrax vaccine, rPA102. In December 2006, HHS terminated for default the SNS Contract. HHS based the decision on its determination that VaxGen “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required VaxGen to initiate a clinical trial of the vaccine candidate by December 18, 2006.

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

                 2003 Anthrax Contract

In December 2004, NIAID terminated, for its convenience, a portion of the 2003 Anthrax Contract and redirected the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities VaxGen had subcontracted to a fill/finish service provider. In March 2006, VaxGen agreed to pay this fill/finish service provider $1.5 million for costs relating to the termination of the subcontract, which are not reimbursable under the terms of VaxGen’s contract with NIAID.

                 Convertible Senior Subordinated Notes

In April 2005, VaxGen raised aggregate net proceeds of $31.5 million through a private placement of 5-1/2% Convertible Senior Subordinated Notes (“Notes”) due April 1, 2010. The Notes require semi-annual payments of interest in cash at a rate of 5-1/2%; convert, at the option of the holder, into the Company’s common stock at an initial conversion price of $14.76 per share subject to adjustment; convert, at VaxGen’s option, into common stock if VaxGen’s common stock reaches a price of $22.14 per share; will be provisionally redeemable at VaxGen’s option for a redemption price of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus an interest make-whole payment, under certain circumstances, including among others, that the closing price of the Company’s common stock has exceeded $22.14 per share, subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days; and constitute senior subordinated obligations of VaxGen. VaxGen, at its own option, may redeem the Notes for face value plus accrued interest and an interest make-whole payment. If there shall have occurred on or prior to the stated maturity of the Notes a change in control, the holders of the Notes may require VaxGen to repurchase the Notes and pay a make-whole premium to the holders of the Notes.

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

VaxGen will be liable for liquidated damages under the following circumstances (“Defaults”):

•	if the Registration Statement is not filed on or before the Filing Date;

•	if the Registration Statement is not declared effective by the SEC on or prior to the Required Effective Date; or

•	if the Registration Statement (after its effectiveness date) ceases to be effective in certain circumstances.

In the event of a Default, VaxGen shall pay as liquidated damages, for each 30-day period of a Default, an amount in cash equal to 1% of the principal amount of the Notes until the applicable failure has been cured. The liquidated damages payable under the Stock Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a Default.

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

Per the terms of the amended lease agreement, VaxGen’s future minimum annual payments under operating lease obligations will increase as follows:

	December 31, 2004	Increase due to Amendment	Adjusted Payments

2005	$2,847	$425	$3,272
2006	2,687	1,185	3,872
2007	1,930	1,296	3,226
2008	1,236	1,554	2,790
2009	—	3,381	3,381
2010 and beyond	—	28,054	28,054

	$8,700	$35,895	$44,595

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

                 Equity Financings

In February 2006, VaxGen raised net proceeds of $25.3 million through a private placement of 3.5 million shares of common stock at $7.70 per share to a group of accredited institutional investors. In connection with the February 2006 financing, VaxGen also issued to the investors five-year warrants initially exercisable to purchase 700,000 shares of common stock at an exercise price of $9.24 per share. Because VaxGen did not file all of its delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 700,000 shares of common stock, at a price of $9.24 per share. As part of the February 2006 private placement, the Company agreed to file a registration statement on Form S-1 no later than 30 days after the first day that the Company becomes current with its reporting requirements under the Exchange Act of 1934. The registration for resale applies to the common stock issued in both transaction and the stock issuable upon exercise of the warrants from the February 2006 transaction. The Company may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares and shares issuable upon exercise of the warrants (a) if the registration statement is not filed on or prior to 30 days of the Company becoming current in its reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations.

                 $16.00 Warrants

In December 2006, VaxGen entered into an addendum (“Addendum”) with the holders of the $16.00 Warrants under which the term of these warrants to purchase a total of 655,078 shares of VaxGen’s common stock at an exercise price of $16.00 per share was extended by three additional years. The warrants, as amended, will expire September 21, 2010 instead of September 21, 2007. No other terms of the $16.00 Warrants were amended. In connection with entering into the Addendum, VaxGen received releases from the holders of the $16.00 Warrants regarding potential claims related to these warrants.

                 Other

On August 8, 2005, at a special meeting of stockholders, the stockholders of VaxGen approved an amendment to VaxGen’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 40 million shares to 65 million shares.

In September 2005, the Compensation Committee of VaxGen’s Board of Directors approved a contingent bonus program for employees participating in VaxGen’s employee stock purchase plan (“ESPP”). Under this program, a bonus would be payable to ESPP participants in the event the ESPP was terminated by VaxGen. In November 2005, VaxGen terminated the ESPP and the bonus therefore became payable. Payment of this bonus was contingent upon the successful completion of a financing subsequent to the termination of the ESPP and was available only to individuals who were employees of VaxGen at the time of the bonus payment. Accordingly, in November 2005, VaxGen recorded an expense of $3.2 million for the estimated cost of this bonus program. In the first quarter of 2006, VaxGen paid employees in satisfaction of this bonus program.

                 Agreements between VaxGen and Celltrion

VaxGen and Celltrion entered into a Technical Support and Services Sub-Agreement (“Sub-Agreement”) effective in June 2005. The Sub-Agreement provides for VaxGen to assist Celltrion with services required under Celltrion’s agreement with BMS. The Sub-Agreement initially extends through November 2006 and may be extended via good faith negotiations. Under the Sub-Agreement, VaxGen will be paid for out-of-pocket expenses and services rendered, plus potentially $3.5 million for the successful completion of defined milestones. In February 2006, the Sub-Agreement was amended to eliminate the milestone payments.

In July 2005, VaxGen participated in a round of fund-raising with the Korean Investors and Celltrion and purchased from Celltrion 239,068 shares of common stock for $1.2 million.

In September 2005, VaxGen entered into an agreement to raise approximately $15.1 million in gross proceeds through the sale of 1.2 million of its shares in Celltrion to a group of Korean investors. The agreements are denominated in Korean Won. In 2005, VaxGen received $12.4 million of the gross proceeds from the transaction. VaxGen received the remaining proceeds in the first quarter of 2006. Nexol Co purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. As a result, as of September 2005, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion will be deconsolidated from VaxGen; thereafter, VaxGen’s investment in Celltrion will be accounted for under the equity method.

In February 2006, Celltrion and VaxGen entered into an agreement whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen will compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on February 28, 2006) per year and shall be subject to VaxGen’s approval.

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

In June 2006, Celltrion obtained collateralized long-term financing of 20,000 million Korean Won (equivalent to $21.1 million) and $20.8 million from Woori Bank and Shinhan Bank, respectively, to be used for construction of a second manufacturing facility adjacent to the current facility. In addition, Celltrion entered into an interest rate swap agreement with Shinhan Bank in order to hedge the variable interest rate. Celltrion also entered into a currency swap agreement with Shinhan Bank to convert the U.S. dollar-denominated borrowing into Korean Won-denominated borrowing.

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

                 Celltrion Stock, Options and Warrants

On March 29, 2005 and March 24, 2006, Celltrion awarded stock option grants to employees for 302,900 and 267,950 common shares, respectively, at exercise prices of 7,675 Korean Won($7.49 equivalent) per share and 7,047 Korean Won($7.20 equivalent) per share, respectively. These grants and the stock option grants issued in 2002, 2003 and 2004 contain an anti-dilution provision. Accordingly, in 2005 and 2006, all Celltrion stock option grants’ exercise prices and the number of shares granted were modified, per the terms of the original stock option agreements.

In March 2005, Celltrion issued 1,949,700 shares of preferred stock under the Extended First Tranche at a price of 5,000 Korean Won($4.99 equivalent) per share, resulting in proceeds of 9,749 million Korean Won($9.7 million equivalent). This sale completed Nexol and Nexol Co’s purchases under their Warrants and remaining Unsubscribed Shares in the Extended First Tranche. In March 2005, Celltrion also converted all 12,515,000 preferred shares (including the 1,949,700 shares) into common stock upon approval at their stockholders’ meeting. A BCF of 9,749 million Korean Won ($9.7 million equivalent) was recognized as a deemed dividend in March 2005 associated with the exercise of the Warrant and the conversion of the preferred stock.

In May 2005, Celltrion issued 2,872,840 shares of common stock to existing stockholders in a proportionate stock dividend.

In July 2005, Celltrion sold 3.0 million shares of its common stock to the existing stockholders and others at a price of 5,000 Korean Won($4.80 equivalent) per share, resulting in proceeds of 15,000 million Korean Won($14.4 million equivalent). Celltrion’s non-VaxGen Co-CEO and his affiliates purchased an aggregate of 711,837 of these shares, two members of Celltrion’s Board of Directors purchased an aggregate of 756,321 of these shares, VaxGen purchased 239,068 shares, employees purchased an aggregate of 20,230 shares and two vendors purchased an aggregate of 24,554 shares.

In August 2005, Celltrion issued 1,986,301 shares of its common stock under the Second Tranche at a price of 5,000 Korean Won ($4.92 equivalent) per share, resulting in proceeds of 9,932 million Korean Won($9.8 million equivalent). A BCF of 9,932 million Korean Won ($9.8 million equivalent) was recognized as a deemed dividend in August 2005 associated with the exercise of the Warrant and the immediate conversion of the preferred stock on the exercise date. Also in August 2005, Celltrion issued 33,924 shares of its common stock to JS at a price of 22,500 Korean Won ($22.16 equivalent) per share, resulting in proceeds of 763 million Korean Won ($0.8 million equivalent). Celltrion’s stockholder holding the reallocation Warrants allowed the following parties to purchase a portion of its reallocation shares, consistent with the terms of the reallocation Warrants: a member of Celltrion’s Board of Directors purchased 79,149 of these shares, an employee purchased 924 shares and a vendor purchased 8,041 shares.

In August 2005, Nexol purchased 260,000 shares of Celltrion’s common stock from Daewoo.

In September 2005, Nexol Co purchased all of the outstanding common shares of JS. In October 2005, JS became an affiliate of Nexol. In connection with its acquisition by Nexol, its name was changed to Nexol Venture Capital Co., Ltd.

In January 2006, Celltrion sold 1,136,360 shares of its common stock to institutional investors at a price of 22,000 Korean Won($22.28 equivalent) per share, resulting in proceeds of 25,000 million Korean Won($25.3 million equivalent).

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

The tables below present selected quarterly financial data.

	Year Ended December 31, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Revenues	$3,945	$11,109	$7,254	$9,087
Net loss	(8,493)	(17,598)	(10,832)	(8,771)
Net loss applicable to common stockholders	(8,493)	(17,598)	(10,832)	(8,771)
Net loss per share applicable to common stockholders—basic and diluted	$(0.34)	$(0.70)	$(0.43)	$(0.32)
Weighted average shares used in computing basic and diluted loss per share	25,048	25,221	25,371	27,055

	Year Ended December 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Revenues	$2,746	$4,176	$6,918	$15,217
Net loss before cumulative effect of change in accounting principle	(4,379)	(5,119)	(8,522)	(1,800)
Cumulative change in accounting principle	—	—	700	—
Net loss	(4,379)	(5,119)	(7,822)	(1,800)
Net loss applicable to common stockholders	(4,821)	(6,988)	(8,091)	(1,800)
Basic and diluted net loss applicable to common stockholders:
Before cumulative effect of change in accounting principle	$(0.30)	$(0.40)	$(0.43)	$(0.08)
Cumulative change in accounting principle	—	—	0.03	—

Net loss per share applicable to common stockholders—basic and diluted	$(0.30)	$(0.40)	$(0.40)	$(0.08)
Weighted average shares used in computing basic and diluted loss per share	15,846	17,358	20,561	21,815

In 2004, VaxGen adopted the provisions of FIN 46R and determined that Celltrion was a variable interest entity (“VIE”) and that VaxGen was Celltrion’s primary beneficiary. Accordingly, in accordance with FIN 46R, the consolidated financial statements include the results of Celltrion as a VIE since January 1, 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP (“KPMG”) was our former independent registered public accounting firm. In April of 2004, the Audit Committee dismissed KPMG and selected PricewaterhouseCoopers LLP (“PwC”) as our new independent registered public accounting firm. Information regarding our change in independent registered public accounting firms is found in the Form 8-K/A filed with the Securities and Exchange Commission on November 19, 2004.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports which we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this review, due to the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Notwithstanding the material weaknesses described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting, referred to in the certifications. Those certifications should be read in conjunction with this Item 9A for a complete understanding of the matters covered by the certifications.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

Our management, including the Chief Executive Officer and Chief Financial Officer, were required to evaluate our internal control over financial reporting as of December 31, 2004. Our management initiated its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, and in performing its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management was not able to complete its assessment of the design of our internal control over financial reporting and the related testing of our internal control over financial reporting necessary for management to complete its required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although our management was not able to complete its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, we consider the following control deficiencies that existed in the design or operation of our internal control over financial reporting to be material weaknesses in the effectiveness of our internal control over financial reporting as of December 31, 2004:

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

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 based upon the criteria in Internal Control-Integrated Framework issued by COSO.

Management has excluded Celltrion, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because the Company does not have the ability to dictate or modify the controls of the entity and does not have the ability, in practice, to assess those controls. Celltrion, Inc., which was in existence prior to December 15, 2003, is consolidated in the Company’s financial statements pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and whose total assets and total revenues represent 66% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PwC did not complete their audit of our internal control over financial reporting as of December 31, 2004 as described in their report included herein. PwC’s report on our internal control over financial reporting disclaims an opinion on our assessment and the effectiveness of our internal control over financial reporting as of December 31, 2004.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts

As described above, management did not complete their assessment of our internal control over financial reporting, but is aware of the material weaknesses described above. These material weaknesses have been discussed with the Audit Committee. The Audit Committee has taken an active role in overseeing management’s implementation of the remedial measures described below. By implementing these remedial measures, management intends to improve our internal control over financial reporting and to avoid material misstatements in consolidated financial statements prepared for external purposes, in the future. Our management is working under the supervision of the Audit Committee to identify and implement additional corrective actions, where required, to improve the effectiveness of our internal control over financial reporting, including the enhancement of systems and procedures.

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

Management believes that, through implementation of the measures noted above, we have begun to address the conditions identified above as material weaknesses. We are monitoring the effectiveness of these measures, and of our internal control over financial reporting on an ongoing basis. We are continuing to assess our remediation plans and will take further action, as appropriate, to strengthen our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The members of the Board of Directors of the Company as of December 31, 2004 are as follows:

Name of Director	Age	Principal Occupation	Director Since

Lance K. Gordon, Ph.D.	57	President and Chief Executive Officer	2001
Franklin M. Berger, CFA	55	Independent Biotechnology Analyst. Former Managing Director, Equity Research and Senior Biotechnology Analyst, J.P. Morgan	2003
Randall L-W. Caudill, D. Phil.	57	Chairman of the Board of Directors of VaxGen and President, Dunsford Hill Capital Partners	2001
Michel Greco	61	Retired, former President and Chief Operating Officer, Aventis Pasteur	2003
Myron M. Levine, M.D.	60	Co-Founder and Director of the University of Maryland School of Medicine’s Center for Vaccine Development	2004

Lance K. Gordon, Ph.D.

Dr. Gordon’s biography appears under “Executive Officers” in Part I of this report. Dr. Gordon resigned from the Board of Directors in January 2007 and was replaced by Mr. Panek.

Franklin Berger, CFA

Mr. Berger has served as a director since November 2003. Mr. Berger is currently an independent biotechnology analyst. From 1998 to 2002, Mr. Berger was a Managing Director, Equity Research and Senior Biotechnology Analyst for J. P. Morgan Securities, Inc. From 1997 to 1998, he served as a Director, Equity Research and Senior Biotechnology Analyst for Salomon Smith Barney. From 1991 to 1997, he served as a Managing Director, Research and Biotechnology Analyst for Josephthal & Co. Mr. Berger received a B.A. in International Relations and an M.A. in International Economics from Johns Hopkins University and an M.B.A. from Harvard University.

Randall L-W. Caudill, D. Phil.

Dr. Caudill has served as a director since February 2001; he had previously served as director from 1997 through 1999. Since 1997, Dr. Caudill has been the President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm, serving emerging growth companies. From 1987 to 1997, he served in various capacities including heading the Merger and Acquisition Department and co-heading the Investment Bank at Prudential Securities. Dr. Caudill serves on the board of directors of Northwest Biotherapeutics, Inc., Ramgen Power Systems Inc., Helix BioMedix, Inc., MediQuest Therapeutics, Inc. and SCOLR, Inc. as well as several non-profit entities. Dr. Caudill received a D. Phil. from Oxford University, where he was a Rhodes Scholar, and an M.A. in Public and Private Management from Yale University.

Michel Greco

Mr. Greco has served as a director since February 2003. From 1998 until his retirement in January 2003, Mr. Greco was President and Chief Operating Officer of Aventis Pasteur and later deputy CEO. From 1994 to 1998, he helped create and also served as president and CEO of Pasteur Merieux MSD, a joint venture between Merck & Co. and Pasteur Merieux Connaught. In addition to his nearly 35 years of experience in the pharmaceuticals industry, with an emphasis on vaccines, Mr. Greco has served as president of the European Vaccine Manufacturers, chairman of IFPMA biological group and a member of the World Health Organization’s Strategic Advisory Group of Experts. He also was a member of the European Union Task Force on Bioterrorism, and a board member of the French

Pharmaceutical Association and president of its European Affairs Commission. Mr. Greco serves on the board of directors of ID Biomedical Corporation and PowderJect Pharmaceuticals Plc. Mr. Greco received a Master’s degree from Institut d’Etudes Politiques de Paris and an M.B.A. from the Richard Ivey School of Business Administration at the University of Western Ontario.

Myron M. Levine, M.D.

Dr. Levine was elected as a director in October 2004. Dr. Levine is the Co-Founder and Director of the University of Maryland School of Medicine’s Center for Vaccine Development (“CVD”). Dr. Levine is also professor of medicine, pediatrics, epidemiology and preventive medicine, and microbiology and immunology at the University of Maryland’s School of Medicine. From 2000 to 2002 he co-chaired the Global Alliance for Vaccines and Immunization (“GAVI”) Task Force on Research and Development. Dr. Levine holds an M.D. from the Medical College of Virginia and a Diploma in Tropical Public Health (D.T.P.H.) with Distinction from the London School of Hygiene and Tropical Medicine.

Executive Officers

Information regarding our executive officers appears under “Executive Officers” in Part I of this report.

Audit Committee and Audit Committee Financial Expert

Three (3) non-employee directors comprise the Audit Committee at the end of 2004: Messrs. Berger and Greco and Dr. Caudill. The Board of Directors annually reviews Nasdaq’s listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rules 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board of Directors has determined that Mr. Berger qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission (“SEC”) rules. The Board of Directors made a qualitative assessment of Mr. Berger’s level of knowledge and experience based on a number of factors, including his formal education and experience as a research analyst employed by brokerage firms.

Code of Ethics

The Company has adopted the VaxGen, Inc. Code of Business Conduct and Ethics (“Code”) that applies to all officers, directors and employees. The Code is available on our website at www.vaxgen.com. If the Company makes any substantive amendments to the Code or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website and file such disclosure on Form 8-K with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that one report, covering one transaction, was filed late by Dr. Levine; one report, covering one transaction, was filed late by Dr. Jansen; one report, covering one transaction, was filed late by Mr. Cunha; and Form 4’s relating to stock options granted to Dr. Caudill, Mr. Greco and Mr. Young were not filed.

Item 11.	Executive Compensation

The following table shows compensation awarded to, paid to or earned by, the Company’s Chief Executive Officer, its other four (4) most highly compensated executive officers and two former executives at December 31, 2004 (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation($)		Securities Underlying Options/ SARs(#)	All Other Compensation ($)

Lance K. Gordon (1)	2004	372,214	200,000	20,000	(4)	—	—
President and Chief	2003	339,121	200,000	42,206	(3)	100,000	—
Executive Officer	2002	330,850	—	123,300	(2)	75,000	—

Donald P. Francis (5)	2004	29,575	115,000	—		—	382,022
Former President	2003	348,075	115,000	—		—	—
	2002	341,250	—	—		75,000	—

Carter A. Lee(6)	2004	86,660	75,000	—		—	229,100
Former Senior Vice President	2003	283,263	—	—		—	—
	2002	221,540	42,400	—		24,000	—

Carmen M. Betancourt-Riche	2004	260,750	130,000	—		—	—
Senior Vice President, Regulatory	2003	224,852	—	—		60,000	—
Affairs & Quality Systems (8)	2002	190,764	—	—		75,000	—

Marc J. Gurwith	2004	255,400	130,000	—		—	—
Senior Vice President,	2003	239,700	130,000	—		45,000	—
Medical Affairs	2002	226,556	—	—		—	—

James P. Panek (7)	2004	254,500	130,000	—		—	—
Senior Vice President,	2003	235,750	130,000	—		60,000	—
Manufacturing Operations	2002	187,251	—	—		100,000	—

Piers C. Whitehead	2004	245,000	100,000	—		—	—
Vice President, Corporate &	2003	229,500	—	—		45,000	—
Business Development	2002	112,500	—	—		100,000	—

(1) Dr. Gordon became Chief Executive Officer in September 2001 and President in March 2004. Dr. Gordon’s employment with the Company terminated in January 2007.

(2) As part of his employment agreement, Dr. Gordon received $120,652 in 2002 for a relocation allowance.

(3) As part of Dr. Gordon’s employment agreement, the Company forgave $40,000 of an outstanding note payable to the Company. The remaining amount of $2,206 represents forgiven interest on the loan.

(4) As part of Dr. Gordon’s employment agreement, the Company forgave $20,000 of an outstanding note payable to the Company.

(5) Dr. Francis’ employment with the Company terminated on January 31, 2004.

(6) Mr. Lee’s employment with the Company terminated on April 1, 2004.

(7) Mr. Panek was promoted to Chief Executive Officer in January 2007.

(8) Ms. Betancourt-Riche’s employment with the Company terminated in 2006.

Stock Option Grants and Exercises

The Company grants options to its executive officers under its 1996 Amended and Restated Stock Option Plan, (“1996 Plan”). As of December 31, 2004, options to purchase a total of 3,895,709 shares were outstanding under the 1996 Plan and options to purchase 1,564,043 shares remained available for grant under the plan.

The Option/SAR Grants table has been omitted because there was no compensation awarded to, earned by or paid to any of the named executives required to be reported in the table during the fiscal year ended December 31, 2004.

The Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values table is shown below.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable (2) (3)			Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable (2) (4)

Lance K. Gordon	—	—	476,563	/	98,437	1,709,599	/	1,124,900
Donald P. Francis	—	—	118,500	/	—	1,004,250	/	—
Carter A. Lee	24,000	281,040	141,500	/	—	987,750	/	—
Marc J. Gurwith	—	—	113,021	/	56,979	379,432	/	413,068
James P. Panek	—	—	89,583	/	70,417	764,581	/	700,419
Carmen M. Betancourt-Riche	—	—	73,438	/	61,562	643,832	/	633,418
Piers C. Whitehead	—	—	74,480	/	70,520	863,166	/	815,334

(1)	Value realized is based on the fair market value of the Company’s Common Stock on the date of exercise minus the exercise price.

(2)	Reflects shares vested and unvested at December 31, 2004.

(3)	Includes both “in-the-money” and “out-of-the-money” options. “In-the money” options are options with exercise prices below the market price of the Company’s Common Stock at December 31, 2004.

(4)	Fair market value of the Company’s Common Stock at December 31, 2004 minus the exercise price of the options.

Compensation of Directors

Each non-employee director of the Company receives an annual retainer of $10,000 and a fee per meeting of $1,000 for meetings attended in person and $500 for telephonic meetings, plus $1,000 for each committee meeting attended by committee members in person and $500 for telephonic meetings. In the fiscal year ended December 31, 2004, the total compensation paid to non-employee directors was $179,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending meetings of the Board of Directors in accordance with Company policy.

Each non-employee director of the Company also receives stock option grants under the 1998 Director Stock Option Plan (“Directors’ Plan”). Only non-employee directors of the Company are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code.

Option grants under the Directors’ Plan are non-discretionary. The Directors’ Plan provides that each person first elected or appointed as a non-employee director would be granted an option (“Initial Option”) for 20,000 shares of common stock on the day of his or her initial election or appointment. Additionally, each year on the day after the annual meeting of stockholders (or the next business day if that date is a legal holiday), each member of the Company’s Board of Directors who is not an employee of the Company and who was re-elected at the Annual

Meeting is automatically granted an option to purchase 10,000 shares of common stock of the Company under the Directors’ Plan. No other options may be granted at any time under the Directors’ Plan. All options granted under the Directors’ Plan have an exercise price equal to the fair market value of the common stock on the date of grant and are not transferable otherwise than by will, by designation of a beneficiary or by laws of descent and distribution, except that options may be transferred by a plan participant to certain members of a participant’s immediate family, family trusts or partnerships. If a holder dies prior to the time that an option is fully exercised, the option may be exercised at any time within two years after the holder’s death (unless the option expires) to the extent it was exercisable on the date of death.

Generally, the fair market value of the common stock is the closing price per share on the date of grant as reported on the Nasdaq National Market. The exercise price may be paid in cash, or by surrendering previously acquired shares of common stock that have been outstanding for at least six (6) months and having a fair market value not less than the purchase price to be paid, or by a combination of cash and common stock.

Initial Options become exercisable in equal annual installments on each of the first three anniversaries of the date of grant, provided in each instance that the non-employee director’s service with the Company has not terminated more than sixty (60) days prior to the applicable anniversary date and the non-employee director has attended at least seventy-five percent (75%) of the combined number of meetings of the full Board of Directors and any committee(s) of the Board of Directors of which the non-employee director is a member. Annual Options are immediately exercisable in full on the date of grant. Unless earlier terminated under the terms of the Directors’ Plan or the option agreement, each option remains exercisable for ten years after grant.

The Directors’ Plan provides that in the event of (i) an acquisition by any person, partnership, corporation or other entity of more than fifty percent (50%) of the shares of common stock then outstanding, (ii) the sale of all or substantially all of the assets of the Company, (iii) a liquidation or dissolution of the Company or (iv) other material change in the capital structure of the Company, then the Board of Directors shall have the power to determine what effect, if any, such event shall have upon the Directors’ Plan and upon options outstanding under the Directors’ Plan, including the cancellation of options and payments made to the holders in exchange therefore and any surviving corporation assuming the Company’s rights and obligations under the outstanding options or substituting substantially equivalent options for such corporation’s stock.

During 2004, the Company granted options covering 40,000 shares to non-employee directors of the Company under the Directors’ Plan at a weighted average exercise price per share of $9.78. The weighted average fair market value of such common stock on the dates of grant was $9.78 per share (based on the closing sales price reported on the Nasdaq National Market on the grant date). As of December 31, 2004, no options had been exercised under the Directors’ Plan.

Employment Contracts

Dr. Gordon’s employment agreement provides for an annual base salary of $325,000, which was increased to $367,393 in January 2004. Dr. Gordon may receive an annual bonus of up to 30% of his base salary as determined at the discretion of the Board of Directors. In the event of a termination by VaxGen without cause or termination by Dr. Gordon for good reason (as defined in his employment agreement), the Company may be required to pay Dr. Gordon’s base salary for twelve (12) months following his termination. In addition, Dr. Gordon’s options will fully accelerate upon termination by VaxGen without cause or termination by Dr. Gordon for good reason or upon certain events after a change of control (as defined in Dr. Gordon’s employment agreement). Upon termination of employment, Dr. Gordon is subject to a one-year non-solicitation period.

Dr. Francis’ employment with the Company was terminated on January 31, 2004. His employment agreement provided for an annual base salary of $325,000. Dr. Francis was eligible to receive an annual bonus of up to 30% of his base salary as determined at the discretion of the Board of Directors. Per the terms of Dr. Francis’ employment agreement and a separate separation agreement executed in January 2004, the Company paid an amount equal to Dr. Francis’ annual base salary over the period from the termination of his employment through December 31, 2004. In addition, Dr. Francis’ options fully accelerated upon the termination of his employment. Dr. Francis was subject to a one-year non-solicitation period following his termination date.

Mr. Carter Lee’s employment agreement provided for an annual base salary of $185,000. Mr. Lee was eligible to receive an annual bonus of up to 30% of his base salary, and options for up to 10,000 shares of common stock at the discretion of the Board of Directors. Mr. Lee also received an option to purchase up to 125,000 shares of common stock which vest over a four-year period. Per the terms of Mr. Lee’s employment agreement and a separate separation agreement executed in April 2004, the Company paid an amount equal to Mr. Lee’s annual base salary over the period from the termination of his employment through March 2005. In addition, Mr. Lee’s options fully accelerated upon the termination of his employment. Mr. Lee was subject to a one-year non-solicitation period following his termination date.

Mr. Panek’s employment agreement provides for an annual base salary of $175,000, which was increased to $254,500 by the Board of Directors in January 2004. Mr. Panek may also receive an annual bonus of up to 30% of his base salary, as determined at the discretion of the Board of Directors. Mr. Panek received options to purchase up to 160,000 shares of common stock which vest over a four-year period. In the event of a termination by VaxGen without cause, or termination by Mr. Panek for good reason (as defined in his employment agreement), following his termination, the Company may be required to pay Mr. Panek’s base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen up to a maximum of 12 months annual base salary. In addition, Mr. Panek’s options will fully accelerate upon termination by VaxGen without cause or termination by Mr. Panek for good reason or upon certain events after a change of control (as defined in Mr. Panek’s employment agreement). Upon termination of employment, Mr. Panek is subject to a one-year non-competition period.

Dr. Gurwith’s employment agreement provides for an annual base salary of $235,000, which was increased to $255,400 in January 2004. Upon the commencement of his employment, Dr. Gurwith received a $40,000 start-up bonus along with an option to purchase up to 125,000 shares of common stock which vest over a four-year period. Dr. Gurwith may receive an annual bonus of up to 30% of his base salary as determined at the discretion of the Board of Directors. In the event of a termination by VaxGen without cause or termination by Dr. Gurwith for good reason (as defined in his employment agreement), following his termination, the Company may be required to pay Dr. Gurwith’s base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen up to a maximum of 12 months annual base salary. In addition, Dr. Gurwith’s options will fully accelerate upon termination by VaxGen without cause or termination by Dr. Gurwith for good reason or upon certain events after a change of control (as defined in Dr. Gurwith’s employment agreement). Upon termination of employment, Dr. Gurwith is subject to a one-year non-solicitation period.

Ms. Betancourt-Riche’s employment agreement provides for an annual base salary of $205,000, which was increased to $260,750 in January 2004. Ms. Betancourt-Riche may also receive an annual bonus of up to 30% of her base salary, as determined at the discretion of the Board of Directors. Ms. Betancourt-Riche has received options to purchase up to 135,000 shares of common stock which vest over a four-year period. In the event of a termination by VaxGen without cause or termination by Ms. Betancourt-Riche for good reason (as defined in her employment agreement), following her termination, the Company may be required to pay Ms. Betancourt-Riche’s base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen up to a maximum of 12 months annual base salary. In addition, Ms. Betancourt-Riche’s options will fully accelerate upon termination by VaxGen without cause or termination by Ms. Betancourt-Riche for good reason or upon certain events after a change of control (as defined in Ms. Betancourt-Riche’s employment agreement). Upon termination of employment, Ms. Betancourt-Riche is subject to a one-year non-solicitation period.

Mr. Whitehead’s employment agreement provides for an annual base salary of $205,000, which was increased to $245,000 in January 2004. Mr. Whitehead may also receive an annual bonus of up to 30% of his base salary, as determined at the discretion of the Board of Directors. Mr. Whitehead has received options to purchase up to 145,000 shares of common stock which vest over a four-year period. In the event of a termination by VaxGen without cause or termination by Mr. Whitehead for good reason (as defined in his employment agreement), following his termination, the Company may be required to pay Mr. Whitehead’s base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen up to a maximum of 12 months annual base salary. In addition, Mr. Whitehead’s options will fully accelerate upon termination by VaxGen without cause or termination by Mr. Whitehead for good reason or upon certain events after a change of control (as defined in Mr. Whitehead’s employment agreement). Upon termination of employment, Mr. Whitehead is subject to a one-year non-solicitation period.

Dr. Jansen’s employment agreement provides for an annual base salary of $260,000. Dr. Jansen also received a one-time signing bonus of $50,000 upon commencing her employment at VaxGen. Dr. Jansen may also receive an annual bonus of up to 30% of her base salary, as determined at the discretion of the Board of Directors. Dr. Jansen has received options to purchase up to 120,000 shares of common stock which vest over a four-year period. These options were granted outside of the VaxGen, Inc. 1996 Stock Plan ( “Plan”) but on terms substantially similar to those of the Plan. Dr. Jansen’s employment agreement also provides for relocation and housing assistance and certain other expenses. In the event of a termination by VaxGen without cause or termination by Dr. Jansen for good reason (as defined in her employment agreement), the Company may be required to pay Dr. Jansen’s base salary for twelve months following her termination. In addition, Dr. Jansen’s options will fully accelerate upon termination by VaxGen without cause or termination by Dr. Jansen for good reason or upon certain events after a change of control (as defined in Dr. Jansen’s employment agreement). Upon termination of employment, Dr. Jansen is subject to a one-year non-competition and non-interference period.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee was, at any time since our formation, an officer or employee of VaxGen. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our common stock which is authorized for issuance under our equity compensation plans, including stock option plans and the 2001 Employee Stock Purchase Plan, as of December 31, 2004.

In September 2001, VaxGen granted employment inducement stock options for 400,000 shares of VaxGen common stock outside the Plan to a newly hired executive with an exercise price of $14.90 per share. In October 2004, VaxGen granted stock options for 120,000 shares and 30,000 shares outside the approved plans to a new executive and director with an exercise price of $11.40 per share and $12.27 per share, respectively. These options were granted without stockholder approval, but pursuant to Nasdaq Marketplace Rules on terms that are substantially in accordance with VaxGen’s standard stock option terms for employees. As of December 31, 2004, none of these stock options have been exercised, canceled or repurchased.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)

Equity compensation plans approved by security holders:	4,084,671	$10.21	2,147,437

Equity compensation plans not approved by security holders	550,000	$13.99	—

Total	4,634,671	$10.66	2,147,437

(1) Includes 472,356 shares issuable under the 2001 Employee Stock Purchase Plan, as amended.

The following table sets forth certain information regarding the ownership of the Company’s common stock as of November 30, 2006 by: (i) each director; (ii) the Chief Executive Officer and the Company’s other four most highly compensated executive officers during the 11 months ended November 30, 2006; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership (1)

Beneficial Owner	Number of Shares	Percent of Total

5% Stockholders

None	—	—
Directors and Executive Officers
Randall L-W. Caudill, Chairman of the Board and Director (2),(3)	82,960	*
Lance K. Gordon, President, Chief Executive Officer and Director (2) (4)	561,404	1.67%
Franklin Berger, Director (2)	30,000	*
Michel Greco, Director (2)	40,000	*
Myron Levine, Director (2)	16,875	*
Kevin Reilly, Director (2),(4)	—	—
Eve Slater, Director (2),(4)	—	—
Marc Gurwith, Senior Vice President, Medical Affairs & Chief Medical Officer (2)	176,120	*
James P. Panek, Senior Vice President, Manufacturing Operations (2)	161,973	*
Piers Whitehead, Vice President, Corporate and Business Development (2)	147,823	*
Ronald Lance Ignon (2)	119,202	*
All executive officers and directors as a group (12 persons) (2)	1,336,357	3.89%

* Less than one percent.
(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 33,106,523 shares outstanding on November 30, 2006 adjusted as required by rules promulgated by the SEC.

(2)

Includes options under the Company’s stock option plans exercisable within 60 days of November 30, 2006 for the following number of shares: Dr. Caudill — 53,817; Dr. Gordon — 558,333; Mr. Berger — 30,000; Mr. Greco — 40,000; Dr. Levine — 16,875; Mr. Reilly — zero; Dr. Slater — zero; Dr. Gurwith — 162,500; Mr. Panek — 150,000; Mr. Whitehead — 137,500; Mr. Ignon — 116,250; and all executive officers and directors as a group — 1,265,275.

(3)

Includes 17,143 shares underlying warrants issued to Dunsford Hill Capital Partners pursuant to an early stage corporate finance advisory engagement. Dr. Caudill is President of Dunsford Hill Capital Partners. Also includes 1,000 shares owned by Dr. Caudill’s wife. Dr. Caudill disclaims beneficial ownership of these 1,000 shares except to the extent of any pecuniary interest therein.

(4)	Mr. Reilly and Dr. Slater have been directors of the Company’s since 2005; and Dr. Gordon’s employment with the Company terminated in January 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

The Company has entered into a License and Supply Agreement with Genentech, Inc. pursuant to which Genentech, Inc. received payments totaling $0.3 million and $2.3 million in 2004 and 2003, respectively. This agreement related to the license of AIDSVAX by the Company from Genentech, Inc. The Company believes that this transaction was on terms at least as fair to the Company as could have been obtained from unaffiliated third parties.

Item 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for work performed during the years ended December 31, 2004 and 2003, by PricewaterhouseCoopers LLP (“PwC”) and KPMG LLP (“KPMG”), the Company’s principal accountants during those years, respectively (in thousands):

	Year Ended December 31,

	2004	2003

Audit Fees (1)	$990	$675
Audit-Related Fees	—	—
Tax Fees (2)	—	3
All Other Fees (3)	1	1

Total Fees	$991	$679

(1)

Includes fees for services that normally would be provided by an independent auditor in connection with regulatory filings. Also includes fees necessary to perform an audit or review in accordance with auditing standards generally accepted in the United States of America and fees for services that generally only the independent auditors can reasonably provide, such as comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees billed to the Company by PwC for the year ended December 31, 2004 include amounts for work performed in 2004 related to the audit of the Company’s financial statements for the year ended December 31, 2004 and the re-audit of the Company’s financial statements for the years ended December 31, 2003, 2002 and 2001. As of December 31, 2004, neither the 2004 audit nor the re-audit of the years ended December 31, 2003, 2002 and 2001 had been completed.

(2)	Consists primarily of fees for the preparation of federal and state tax returns.

(3)	Includes fees for consultancy services related to non-U.S.-based activities.

All fees described above were approved by the Audit Committee.

Under the provisions of the revised Audit Committee Charter which was adopted in March 2004 and subsequently approved by the full Board of Directors, the Audit Committee may approve in advance the engagement of the independent auditor for all audit services and non-audit services, based on independence, qualifications and, if applicable, performance, and approve the fees and other terms of any such engagement; provided, however, that, except as otherwise required by applicable law, rule or regulation, (i) the Committee may establish pre-approval policies and procedures for any engagement to render such services, provided that such policies and procedures (x) are detailed as to particular services, (y) do not involve delegation to management of the Committee’s responsibilities hereunder, and (z) provided that, at its next scheduled meeting, the Committee is informed as to each such service for which the independent auditor is engaged pursuant to such policies and procedures, and (ii) the Committee may delegate to one or more members of the Committee the authority to grant pre-approvals for such services, provided that (a) the decisions of such member(s) to grant any such pre-approvals shall be presented to the Committee at its next scheduled meeting, and (b) the Committee has established policies and procedures for such pre-approval of services consistent with the requirements of subsections (x) and (y) above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

          (a) (1) Financial Statements

          (a) (2) Financial Statement Schedules

SCHEDULE I

The condensed parent company financial data has been prepared in accordance with Rule 12-04 of Regulation S-X. The parent company financial data includes VaxGen, Inc. (“VaxGen”) and its subsidiary, VaxGen-Celltrion, Inc. (“VCI”) (collectively “Parent Company”). This financial data does not consolidate VaxGen’s variable interest entity, Celltrion, because VaxGen does not have the ability to transfer or dividend assets of Celltrion to the Parent Company. VaxGen’s relationship to Celltrion is more fully described in Note 1 to the consolidated financial statements.

The Parent Company financial data has been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the Parent Company accounts for Celltrion using the equity method. Refer to the footnotes to the consolidated financial statements presented in Item 8. Financial Statements and Supplementary Data for additional information and disclosures with respect to this financial data.

VaxGen, Inc.
CONDENSED PARENT COMPANY BALANCE SHEETS
(in thousands)

	December 31,

	2004		2003

Assets
Current assets:
Cash and cash equivalents	$8,791		$13,221
Investment securities	25,392		15,464
Accounts receivable	2,730		4,464
Unbilled accounts receivable	1,855		2,094
Due from related party	813		386
Prepaid expenses and other current assets	1,490		682

Total current assets	41,071		36,311
Investment in affiliate	25,450	(A)	34,561
Property and equipment	22,017		18,517
Restricted cash	1,105		1,092
Other assets	349		3,983

Total assets	$89,992		$94,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,896		$4,908
Accrued and other current liabilities	8,872		4,155
Derivative liabilities	—		3,407
Current portion of obligation to related party	—		2,575
Due to related parties	—		210

Total current liabilities	13,768		15,255
Obligation to related party, non-current	—		31,540
Other liabilities	608		629

Total liabilities	14,376		47,424

Minority interest of subsidiary	—		5,818

Stockholders’ equity:
Common stock	292		250
Additional paid-in capital	268,928	(A)	184,032
Deferred stock compensation	(1,195)		(242)
Accumulated deficit	(195,975)		(146,438)
Accumulated other comprehensive income	3,566		3,620

Total stockholders’ equity	75,616		41,222

Total liabilities and stockholders’ equity	$89,992		$94,464

(A)	Investment in affiliate is eliminated against additional paid-in capital in consolidation as of December 31, 2004.

VaxGen, Inc.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,

	2004		2003	2002

Revenues:
Research contracts and grants	$31,395		$28,006	$2,819
Related party services	427	(B)	1,051	392

Total revenues	31,822		29,057	3,211

Operating expenses:
Research and development:
Related party	55		140	3,536
Other	41,065		32,021	23,690

Total research and development	41,120		32,161	27,226
General and administrative	18,579		15,988	10,753

Loss from operations	(27,877)		(19,092)	(34,768)

Other expense:
Investment income and other	305		488	2,038
Valuation adjustments	(17,583	) (C)	4,499	(4,297)
Loss on sale of subsidiary stock	(4,858	) (B)	—	—

Equity in loss of affiliate	(336	)(B)	(6,735)	(803)

Total other expense	(22,472)		(1,748)	(3,062)

Net loss before minority interest	(50,349)		(20,840)	(37,830)
Minority interest in loss of subsidiary	812	(B)	1,020	162

Loss before cumulative effect of change in accounting principle	(49,537)		(19,820)	(37,668)
Cumulative effect of change in accounting principle	—		700	—

Net loss	(49,537)		(19,120)	(37,668)
Charges related to Series A preferred stock:
Dividends	—		(109)	(1,090)
Accretion to redemption value	—		(848)	(6,846)
Beneficial conversion charges	—		(1,623)	(9,098)

Net loss applicable to common stockholders	$(49,537)		$(21,700)	$(54,702)

Basic and diluted net loss per share applicable to common stockholders:
Before cumulative effect of change in accounting principle	$(1.93)		$(1.19)	$(3.76)
Cumulative effect of change in accounting principle	—		0.04	—

Basic and diluted net loss per share applicable to common stockholders	$(1. 93)		$(1.15)	$(3.76)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	25,677		18,916	14,567

(B)	Eliminated in consolidation for the year ended December 31, 2004.

(C)

Includes $1.4 million for the change in fair value of a financial instrument. The financial instrument was terminated in 2004; however, the change is eliminated in consolidation for the year ended December 31, 2004.

VaxGen, Inc.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2004		2003	2002

Cash flows from operating activities:
Net loss	$(49,537)		$(19,120)	$(37,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of subsidiary	(812)		(1,020)	(162)
Depreciation and amortization	1,760		1,245	1,000
Amortization of premiums and discounts on investment securities	262		(152)	(410)
Stock compensation expense	955		840	840
Loss on sale of subsidiary stock	4,858	(D)	—	—
Warrants issued to consultants	—		55	—
Valuation adjustments	16,803	(C)	(4,499)	4,297
Cumulative effect of change in accounting principle	—		(700)	—
Equity in loss of affiliate	336	(D)	6,735	803
Changes in assets and liabilities:
Receivables	1,546		(4,702)	(1,804)
Prepaid expenses and other current assets	(807)		994	(559)
Accounts payable	(12)		3,900	451
Accrued and other current liabilities	4,561		(717)	2,308
Due to related party	(210)		(2,177)	1,814
Other	(50)		193	(271)

Net cash used in operating activities	(20,347)		(19,125)	(29,361)

Cash flows from investing activities:
Purchase of investment securities	(36,915)		(19,069)	(15,693)
Proceeds from sale and maturities of investment securities	26,671		17,037	42,333
Purchase of property and equipment	(5,260)		(14,051)	(3,409)
Change in restricted cash	(13)		(59)	(503)
Other	34		—	—

Net cash provided by (used in) investing activities	(15,483)		(16,142)	22,728

Cash flows from financing activities:
Proceeds from private placements, net	37,491		38,224	—
Proceeds from sale of VCI’s common stock, net	—		—	7,000
Purchase of VCI’s common stock	(7,664	) (D)	—	—
Exercise of employee stock options	1,025		927	962
Employee stock purchase plan	447		575	274
Other	102		(598)	258

Net cash provided by financing activities	31,401		39,128	8,494

Increase in cash and cash equivalents	(4,429)		3,861	1,861
Cash and cash equivalents at beginning of year	13,221		9,360	7,499

Cash and cash equivalents at end of year	$8,792		$13,221	$9,360

(D)	Eliminated for the year ended December 31, 2004.

SCHEDULE II

VaxGen, Inc.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Note receivable allowance Year ended December 31:
2004	$—	$—	$—	$—
2003	$487	$—	$(487)	$—
2002	$487	$—	$—	$487

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Tax valuation allowance Year ended December 31:
2004	$47,027	$17,048	$—	$64,075
2003	$39,781	$7,246	$—	$47,027
2002	$40,735	$—	$(954)	$39,781

(a)(3) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.3	Amended and Restated Bylaws.	S-1	333-78065	6-11-99	3.2

3.4	Amended and Restated Bylaws, dated as of May 26, 2004.	10-Q	000-26483	02-07-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

10.2	1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

10.4	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +	S-8	333-85391	8-17-99	99.1

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.9	Amended and Restated Employment. Agreement between VaxGen and Phillip W. Berman. +	S-8	333-85391	8-17-99	99.5

10.10	Employment Agreement between VaxGen and Carter A. Lee, dated as of April 1, 1999. +	S-1	333-78065	5-7-99	10.13

10.11	License and Supply Agreement with Genentech, dated as of May 1, 1996.	S-1	333-78065	5-7-99	10.14

10.12	Letter of Intent for Supply Development Agreement between VaxGen and Pasteur Merieux Serums et Vaccins (Pasteur Merieux Connaught), dated April 10, 1998.	S-1	333-78065	5-7-99	10.16

10.12.1	Amendment to Letter of Intent for Supply Development Agreement between VaxGen and Pasteur Merieux Serums et Vaccins (Pasteur Merieux Connaught), dated May 3, 1999.	S-1	333-78065	5-7-99	10.16.1

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.13	Form of trial clinic agreement.	S-1	333-78065	5-7-99	10.17

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.15	Lease Agreement between VaxGen and Spieker Properties, L.P., dated May 20, 1998.	S-1	333-78065	5-7-99	10.19

10.16	Common Stock Purchase Agreement between VaxGen and Vulcan Ventures, Inc., dated October 15, 1999.	10- K	000-26483	3-30-00	10.20

10.17	Loan and Security Agreement entered into between Donald P. Francis and VaxGen, Inc. dated as of December 20, 2000. +	10- K	000-26483	3-30-01	10.22

10.18	Loan and Security Agreement entered into between Phillip W. Berman and VaxGen, Inc. dated as of December 20, 2000. +	10-K	000-26483	3-30-01	10.24

10.19	Employment Agreement between VaxGen and William Heyward, dated as of January 3, 2000. +	10-K	000-26483	3-30-01	10.25

10.20	Employment Agreement between VaxGen and George T. Baxter, dated as of September 5, 2000. +	10-K	000-26483	3-30-01	10.26

10.21	Subcontract Agreement entered into between BBI Biotech Research Laboratories, Inc. and VaxGen, Inc. dated as of May 1, 1999.	10-Q	000-26483	5-03-01	10.27

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.22	Employment Agreement between VaxGen and Lance K. Gordon, dated as of September 6, 2001. +	10-Q	000-26483	11-01-01	10.28

10.23	Employment Agreement between VaxGen and Roland Lance Ignon, dated as of September 25, 2001. +	10-Q	000-26483	11-01-01	10.29

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.27	Employment Agreement between VaxGen and Donald P. Francis, dated as of October 2, 2001. +	10-K	000-26483	4-01-02	10.27

10.28	Employment Agreement between VaxGen and Marc Gurwith, dated as of October 28, 2001. +	10-K	000-26483	4-01-02	10.28

10.29	Sublease Agreement between VaxGen and TSI Communications, dated as of September 21, 2001.	10-K	000-26483	4-01-02	10.29

10.30	Stock Option Agreement between VaxGen and Lance K. Gordon, dated September 6, 2001. +	10-K	000-26483	4-01-02	10.30

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

10.32	Employment Agreement between VaxGen and Carmen M. Betancourt, dated as of January 28, 2002. +	10- Q	000-26483	5-15-02	10.32

10.33	Employment Agreement between VaxGen and James P. Panek, dated as of February 4, 2002. +	10- Q	000-26483	5-15-02	10.33

10.34	Employment Agreement between VaxGen and Phillip W. Berman, dated as of February 7, 2002. +	10- Q	000-26483	5-15-02	10.34

10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.36

10.37	Supply Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.37

10.38	Amended and Restated License and Supply Agreement between VaxGen, Inc., and Genentech, Inc., entered into as of May 1, 2002.	8-K	000-26483	7-15-02	99.2

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10- Q	000-26483	11-14- 02	10.39

10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10- Q	000-26483	11-14- 02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10- Q	000-26483	11-14- 02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10- Q	000-26483	11-14- 02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14- 02	10.43

10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14- 02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14- 02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10- Q	000-26483	11-14- 02	10.46

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10- Q	000-26483	11-19- 03	10.47

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21- 03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02- 03	99.1

10.50	Office and R&D Sublease, dated August 1, 2002, by and between Cellegy Pharmaceuticals, Inc. and VaxGen, Inc.	8-K	000-26483	12-09- 03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

10.53	Transition and separation agreement between VaxGen and Phillip W. Berman dated as of February 13, 2004.+ *	10- Q	000-26483	02-07-07	10.53

10.54	Transition and separation agreement between VaxGen and Donald P. Francis dated as of February 13, 2004. + *	10- Q	000-26483	02-07-07	10.54

10.55	Transition and separation agreement between VaxGen and William Heyward dated as of February 13, 2004. + *	10- Q	000-26483	02-07-07	10.55

10.56	Transition and separation agreement between VaxGen and Carter A. Lee dated as of February 13, 2004. + *	10- Q	000-26483	02-07-07	10.56

10.57	Executive Employment Agreement between VaxGen and James M. Cunha, dated May 20, 2004. +	8-K	000-26483	6-06-05	10.2

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.61	Employment Agreement between VaxGen and Dr. Kathrin Jansen, dated September 30, 2004. +	8-K	000-26483	10-21-04	10.56

10.62	Stock Option Agreement between VaxGen and Dr. Kathrin Jansen, dated October 15, 2004. +	8-K	000-26483	10-21-04	10.57

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-21-04	10.58

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-19-04	99.1

10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004					X

10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.					X

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.					X

10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004.					X

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.					X

10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

21.1	Subsidiaries					X

31.1	Certification					X

31.2	Certification					X

32.1	Certification					X

99.1	Celltrion, Inc. Financial Statements for the years ended December 31, 2003 and 2002.	10-K/A	000-26483	09-26-06	99.1

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

February 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James P. Panek	February 6, 2007

James P. Panek
President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Matthew J. Pfeffer	February 6, 2007

Matthew J. Pfeffer
Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/ Franklin M. Berger	February 5, 2007

Franklin M. Berger
Director

By: /s/ Randall L-W. Caudill	February 3, 2007

Randall L-W. Caudill
Director

By: /s/ Michel Greco	February 2, 2007

Michel Greco
Director

By: /s/ Myron M. Levine	February 6, 2007

Myron M. Levine
Director

By: /s/ Kevin L. Reilly	February 6, 2007

Kevin L. Reilly
Director

By: /s/ Eve E. Slater	February 5, 2007

Eve E. Slater
Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.3	Amended and Restated Bylaws.	S-1	333-78065	6-11-99	3.2

3.4	Amended and Restated Bylaws, dated as of May 26, 2004.	10-Q	000-26483	02-07-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

10.2	1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

10.4	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +	S-8	333-85391	8-17-99	99.1

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.9	Amended and Restated Employment. Agreement between VaxGen and Phillip W. Berman. +	S-8	333-85391	8-17-99	99.5

10.10	Employment Agreement between VaxGen and Carter A. Lee, dated as of April 1, 1999. +	S-1	333-78065	5-7-99	10.13

10.11	License and Supply Agreement with Genentech, dated as of May 1, 1996.	S-1	333-78065	5-7-99	10.14

10.12	Letter of Intent for Supply Development Agreement between VaxGen and Pasteur Merieux Serums et Vaccins (Pasteur Merieux Connaught), dated April 10, 1998.	S-1	333-78065	5-7-99	10.16

10.12.1	Amendment to Letter of Intent for Supply Development Agreement between VaxGen and Pasteur Merieux Serums et Vaccins (Pasteur Merieux Connaught), dated May 3, 1999.	S-1	333-78065	5-7-99	10.16.1

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.13	Form of trial clinic agreement.	S-1	333-78065	5-7-99	10.17

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.15	Lease Agreement between VaxGen and Spieker Properties, L.P., dated May 20, 1998.	S-1	333-78065	5-7-99	10.19

10.16	Common Stock Purchase Agreement between VaxGen and Vulcan Ventures, Inc., dated October 15, 1999.	10- K	000-26483	3-30-00	10.20

10.17	Loan and Security Agreement entered into between Donald P. Francis and VaxGen, Inc. dated as of December 20, 2000. +	10- K	000-26483	3-30-01	10.22

10.18	Loan and Security Agreement entered into between Phillip W. Berman and VaxGen, Inc. dated as of December 20, 2000. +	10-K	000-26483	3-30-01	10.24

10.19	Employment Agreement between VaxGen and William Heyward, dated as of January 3, 2000. +	10-K	000-26483	3-30-01	10.25

10.20	Employment Agreement between VaxGen and George T. Baxter, dated as of September 5, 2000. +	10-K	000-26483	3-30-01	10.26

10.21	Subcontract Agreement entered into between BBI Biotech Research Laboratories, Inc. and VaxGen, Inc. dated as of May 1, 1999.	10-Q	000-26483	5-03-01	10.27

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.22	Employment Agreement between VaxGen and Lance K. Gordon, dated as of September 6, 2001. +	10-Q	000-26483	11-01-01	10.28

10.23	Employment Agreement between VaxGen and Roland Lance Ignon, dated as of September 25, 2001. +	10-Q	000-26483	11-01-01	10.29

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.27	Employment Agreement between VaxGen and Donald P. Francis, dated as of October 2, 2001. +	10-K	000-26483	4-01-02	10.27

10.28	Employment Agreement between VaxGen and Marc Gurwith, dated as of October 28, 2001. +	10-K	000-26483	4-01-02	10.28

10.29	Sublease Agreement between VaxGen and TSI Communications, dated as of September 21, 2001.	10-K	000-26483	4-01-02	10.29

10.30	Stock Option Agreement between VaxGen and Lance K. Gordon, dated September 6, 2001. +	10-K	000-26483	4-01-02	10.30

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

10.32	Employment Agreement between VaxGen and Carmen M. Betancourt, dated as of January 28, 2002. +	10- Q	000-26483	5-15-02	10.32

10.33	Employment Agreement between VaxGen and James P. Panek, dated as of February 4, 2002. +	10- Q	000-26483	5-15-02	10.33

10.34	Employment Agreement between VaxGen and Phillip W. Berman, dated as of February 7, 2002. +	10- Q	000-26483	5-15-02	10.34

10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.36

10.37	Supply Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.37

10.38	Amended and Restated License and Supply Agreement between VaxGen, Inc., and Genentech, Inc., entered into as of May 1, 2002.	8-K	000-26483	7-15-02	99.2

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10- Q	000-26483	11-14- 02	10.39

10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10- Q	000-26483	11-14- 02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10- Q	000-26483	11-14- 02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10- Q	000-26483	11-14- 02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14- 02	10.43

10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14- 02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14- 02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10- Q	000-26483	11-14- 02	10.46

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10- Q	000-26483	11-19- 03	10.47

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21- 03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02- 03	99.1

10.50	Office and R&D Sublease, dated August 1, 2002, by and between Cellegy Pharmaceuticals, Inc. and VaxGen, Inc.	8-K	000-26483	12-09- 03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

10.53	Transition and separation agreement between VaxGen and Phillip W. Berman dated as of February 13, 2004.+ *	10- Q	000-26483	02-07-07	10.53

10.54	Transition and separation agreement between VaxGen and Donald P. Francis dated as of February 13, 2004. + *	10- Q	000-26483	02-07-07	10.54

10.55	Transition and separation agreement between VaxGen and William Heyward dated as of February 13, 2004. + *	10- Q	000-26483	02-07-07	10.55

10.56	Transition and separation agreement between VaxGen and Carter A. Lee dated as of February 13, 2004. + *	10- Q	000-26483	02-07-07	10.56

10.57	Executive Employment Agreement between VaxGen and James M. Cunha, dated May 20, 2004. +	8-K	000-26483	6-06-05	10.2

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.61	Employment Agreement between VaxGen and Dr. Kathrin Jansen, dated September 30, 2004. +	8-K	000-26483	10-21-04	10.56

10.62	Stock Option Agreement between VaxGen and Dr. Kathrin Jansen, dated October 15, 2004. +	8-K	000-26483	10-21-04	10.57

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-21-04	10.58

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-19-04	99.1

10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004					X

10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.					X

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.					X

10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004.					X

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.					X

10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

21.1	Subsidiaries					X

31.1	Certification					X

31.2	Certification					X

32.1	Certification					X

99.1	Celltrion, Inc. Financial Statements for the years ended December 31, 2003 and 2002.	10-K/A	000-26483	09-26-06	99.1

*	Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.