Form 10-Q
period 2005-03-31
VAXGEN INC
filed 2007-05-31
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-26483

VaxGen, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	94-3236309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

349 Oyster Point Boulevard, South San Francisco, California (Address of Principal Executive Offices)	94080 (Zip Code)

(650) 624-1000 (Registrant’s Telephone Number, Including Area Code)

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

Yes ☐ No ☒

The issuer has one class of common stock with 33,106,523 shares outstanding as of March 30, 2007.

VaxGen, Inc.

Form 10-Q

For the Three Months Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$8,888	$20,698
Investment securities	20,277	25,392
Accounts receivable	5,484	4,794
Unbilled accounts receivable	2,607	1,855
Prepaid expenses and other current assets	3,883	2,760

Total current assets	41,139	55,499
Property and equipment	156,252	138,246
Restricted cash	1,309	1,298
Other assets	3,321	3,424

Total assets	$202,021	$198,467

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,508	$7,235
Accrued and other current liabilities	12,837	12,219
Due to related parties	12,380	12,364

Total current liabilities	32,725	31,818
Non-current obligations	60,698	57,531
Deferred rent and other liabilities	1,204	608

Total liabilities	94,627	89,957

Commitments and contingencies (Note 9 and 12)
Minority interest in variable interest entity	46,008	31,284

Stockholders’ equity:
Common stock	296	292
Additional paid-in capital	255,032	265,635
Deferred stock compensation	(2,348)	(1,640)
Accumulated deficit	(205,506)	(192,132)
Accumulated other comprehensive income	13,912	5,071

Total stockholders’ equity	61,386	77,226

Total liabilities, minority interest and stockholders’ equity	$202,021	$198,467

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,

	2005	2004

Revenues	$7,646	$3,945

Operating expenses:
Research and development	15,502	6,693
General and administrative	7,127	4,858

Loss from operations	(14,983)	(7,606)

Other income (expense):
Interest and other	(74)	248
Valuation adjustments	—	(1,676)

Total other expense	(74)	(1,428)

Net loss before minority interest	(15,057)	(9,034)
Minority interest in loss of variable interest entity	1,683	541

Net loss	$(13,374)	$(8,493)

Basic and diluted net loss per share	$(0.45)	$(0.34)

Weighted average shares used in computing basic and diluted net loss per share	29,578	25,048

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net loss	$(13,374)	$(8,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of variable interest entity	(1,683)	(541)
Depreciation and amortization	1,065	338
Amortization of premiums and discounts on investment securities	44	64
Stock compensation expense	3,080	339
Valuation adjustments	—	1,676
Changes in assets and liabilities:
Receivables	(3,506)	188
Prepaid expenses and other current assets	(1,061)	614
Accounts payable	1,040	(1,720)
Accrued and other current liabilities	2,723	528
Due to related parties	80	55
Deferred rent and other liabilities	(35)	(15)

Net cash used in operating activities	(11,627)	(6,967)

Cash flows from investing activities:
Purchase of property and equipment	(16,656)	(12,713)
Purchase of investment securities	—	(7,165)
Proceeds from sale and maturities of investment securities	4,974	2,839
Cash from consolidation of variable interest entity	—	9,723
Other	(532)	(102)

Net cash used in investing activities	(12,214)	(7,418)

Cash flows from financing activities:
Proceeds from private placement, net	9,482	—
Proceeds from non-current obligations	2,368	5,581
Exercise of employee stock options	—	217
Employee stock purchase plan	—	196
Other	—	7

Net cash provided by financing activities	11,850	6,001
Effect of exchange rate changes on cash and cash equivalents	181	259

Decrease in cash and cash equivalents	(11,810)	(8,125)
Cash and cash equivalents at beginning of period	20,698	13,221

Cash and cash equivalents at end of period	$8,888	$5,096

Supplemental schedule of non cash activities:
Accrued purchases of property and equipment	$10	$2,795

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.

Notes to Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Nature of Business Activities

VaxGen, Inc. (“VaxGen”) is a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. The Company’s business strategy focuses on the development and commercialization of biologic products to counter potential bioterrorism threats, principally vaccines for the long-term prevention of anthrax and smallpox.

VaxGen was incorporated on November 27, 1995 and was formed to develop a vaccine (“AIDSVAX”) intended to prevent human immunodeficiency virus. In 2002, the Company broadened its product development portfolio to also include biodefense vaccines.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of VaxGen and its subsidiaries (collectively “Company”) included herein have been prepared by VaxGen pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of VaxGen, its subsidiaries, VaxGen-Celltrion, Inc. (“VCI”) and Celltrion, Inc. (“Celltrion”), a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea. All intercompany accounts and transactions have been eliminated in consolidation.

Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on February 7, 2007.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

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

VCI has been consolidated by VaxGen since its inception in the third quarter of 2002; and Celltrion has been consolidated by VaxGen since January 1, 2004. Prior to implementing the consolidation provisions within Interpretation No. 46, Consolidation of Variable Interest Entities, as revised by the Financial Accounting Standards Board (“FASB”) in December 2003 (“FIN 46R”), VaxGen had reflected its investment in Celltrion in its financial statements using the equity method.

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

2. Summary of Significant Accounting Policies

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the fair value per share of the common stock on the grant date. In the event that stock options are granted with an exercise price below the fair value of the common stock at the grant date, the difference between the fair value of the common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense using the straight-line method over the vesting period of the stock option.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and FAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Celltrion grants employees stock options with approval by its Board of Directors and stockholders. Stock options are granted to Celltrion employees upon completion of one year of service. Shares under option vest 40% upon completion of the third year of service from the grant date. The remainder vests 30% each for the fourth and fifth year of service from the grant date. All Celltrion stock option grants expire no later than 9 years from the date of grant, unless cancelled earlier due to termination of employment or other events defined in the option agreement, such as the holder assigning or pledging their stock options or Celltrion being unable to comply with the exercise of the stock option due to bankruptcy or liquidation. The Celltrion stock option agreement has an anti-dilution provision that is triggered by the issuance of new shares or warrants at prices which are lower than the option’s exercise price, accordingly, Celltrion stock options are subject to variable accounting. Subsequent changes in the value of Celltrion’s stock will result in increases or decreases in compensation expense until the options are exercised, cancelled or expire unexercised.

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,

	2005	2004

Net loss – as reported	$(13,374)	$(8,493)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	2,968	69
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(4,309)	(1,717)

Net loss – pro forma	$(14,715)	$(10,141)

Net loss per share – basic and diluted, as reported	$(0.45)	$(0.34)
Net loss per share – basic and diluted, pro forma	$(0.50)	$(0.40)

During the three months ended March 31, 2005, there were no stock options granted by VaxGen and there were no enrollments in the Employee Stock Purchase Plan. The value of each option grant and Employee Stock Purchase Plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no expected dividends):

	Three Months Ended March 31,

	2005	2004

VaxGen Stock Option Plans
Risk-free interest rate	n/a	3.08%
Expected life in years	n/a	5.0
Volatility	n/a	101%

Celltrion Stock Option Plan
Risk-free interest rate	4.30%	4.88%
Expected life in years	6.0	6.0
Volatility	61.8%	73.1%

VaxGen Employee Stock Purchase Plan
Risk-free interest rate	n/a	0.95%
Expected life in years	n/a	1.0
Volatility	n/a	101%

Reclassifications

Customer advances of $2.1 million at December 31, 2004 have been reclassified from reductions of accounts receivable to accrued expenses to conform to the Company’s 2005 presentation.

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

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments (“FAS 155”), which amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”). Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company does not expect the adoption of EITF 06-7 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”) which permits all entities to choose to measure eligible items, including many financial instruments, at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Most of the provisions in FAS 159 are elective; however, the amendment to FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of adopting FAS 159 on its consolidated financial position, results of operations and cash flows.

3. Net Loss per Share

Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For all periods presented, the following potential common shares were excluded from the computation of diluted net loss per share, as their effect was antidilutive (in thousands):

	Three Months Ended March 31,

	2005	2004

Options to purchase common stock	4,617	3,755
Warrants to purchase common stock	959	1,021
Employee Stock Purchase Plan	—	82

Total	5,576	4,858

4. Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended March 31,

	2005	2004

Net loss	$(13,374)	$(8,493)
Foreign currency translation adjustments	8,938	346
Unrealized gains(losses) on investment securities	(97)	30

Comprehensive loss	$(4,533)	$(8,117)

5. Balance Sheet Components

Accrued and Other Current Liabilities

Accrued and other current liabilities at March 31, 2005 and December 31, 2004 included employment benefit accruals of $3.1 million and $2.5 million, respectively, customer advances of $2.8 million and $2.1 million, respectively, and a sub-contractor settlement accrual of $1.5 million.

Minority Interest in Variable Interest Entity

As of March 31, 2005, VaxGen owned 5.8 million shares of Celltrion common stock, representing a 32% voting interest. As a result of consolidating Celltrion, the Company has a minority interest balance of $46.0 million in the unaudited condensed consolidated balance sheet at March 31, 2005, which represents the equity interests of Celltrion’s other stockholders based on voting interest. This amount is less than the carrying cost of the preferred stockholder’s investment by $17.7 million at March 31, 2005 because VaxGen’s investment in Celltrion was a non-monetary transaction which was eliminated upon the consolidation of VaxGen and Celltrion.

6. Employee Stock Purchase Plan

The Company’s 2001 Purchase Plan (“ESPP”) is implemented by a series of 24-month offering periods (each an “Offering Period” and collectively “Offering Periods”). Offering Periods were suspended effective July 1, 2004 as a result of the Company’s delisting in August 2004. In March 2005, the Board of Directors approved the extension of the Offering Period ending in March 2005 which resulted in a modification of the terms of the underlying options. During the three months ended March 31, 2005, the Company recorded $2.1 million in non-cash research and development compensation expense and $0.7 million in non-cash general and administrative compensation expense for this modification.

7. Warrants

On May 23, 2001, VaxGen sold 20,000 shares of Series A Preferred Stock and issued common stock purchase warrants (“Series A Warrants”). VaxGen did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, its registration statement on Form S-3 covering the resale of the common stock issuable upon exercise of the Series A Warrants was suspended. On September 21, 2004, VaxGen exchanged the Series A Warrants pursuant to section 3(a)(9) of the Securities Act of 1933, as amended, for warrants to purchase a total of 1,146,388 shares of common stock, exercisable until September 21, 2005, at an exercise price of $0.01 per share (“$0.01 Warrants”). In connection with the exchange, the agreements governing the Series A Warrants were terminated. In 2004, $0.01 Warrants for 716,494 shares were exercised. In January 2005, 429,640 shares of unregistered common stock were issued as a result of the exercise of the remaining $0.01 Warrants.

On April 13, 2004, Celltrion granted warrants to all of its existing stockholders to acquire 4.0 million shares of its convertible preferred stock. The exercise price was 5,000 Korean Won ($4.38 equivalent) per preferred share. The exercise period was April 13, 2004 to December 31, 2004. On December 30, 2004, Celltrion’s Board of Directors agreed to extend the warrants expiration date from December 31, 2004 to March 31, 2005 (“Extended Tranche”). In March 2005, Celltrion issued 1,949,700 shares of preferred stock under the Extended Tranche at a price of 5,000 Korean Won ($4.99 equivalent) per share, resulting in net proceeds of 9,698 million Korean Won ($9.5 million equivalent).

In March 2005, Celltrion also converted all 12,515,000 preferred shares (including the 1,949,700 shares) into common stock upon approval at their stockholders’ meeting.

8. Related Party Transactions

In December 2002, Celltrion engaged Daewoo Engineering and Construction Co., Ltd. (“Daewoo”) to manage the construction of the Incheon manufacturing facility and administration buildings. In January 2003, Daewoo purchased 260,000 shares of Celltrion’s preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share). At the time of this purchase, Nexol’s and Celltrion’s Chief Executive Officer, who are the same person, entered into a purchase agreement with Daewoo. Per the terms of this purchase agreement, upon the completion of the construction of Celltrion’s facility, Daewoo would sell these shares to Nexol at the original purchase price. Celltrion’s Chief Executive Officer guaranteed this agreement. Celltrion had outstanding construction accruals due to Daewoo of $12.3 million and $12.4 million as of March 31, 2005 and December 31, 2004, respectively. During the three months ended March 31, 2005 and 2004, Celltrion paid Daewoo $9.1 million and $9.3 million, respectively, related to the construction of the Incheon facilities.

9. Commitments and Contingencies

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

Celltrion maintains a letter of credit amounting to $8.6 million for the construction of facilities from the National Agricultural Cooperative Federation. Celltrion had an unused commitment related to the letter of credit of $1.2 million as of March 31, 2005.

Substantially all of the Company’s revenue is derived from government contracts and grants. Future sales to U.S. government agencies will depend, in part, on the Company’s ability to meet U.S. government agency contract requirements. U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion. The U.S. government may terminate any of its contracts with the Company either for its convenience or if the Company defaults by failing to perform in accordance with the contract schedule and terms. If the U.S. government terminates any of its contracts, the Company may be liable to the U.S. government for damages or to sub-contractors, service providers or vendors for goods and services that may no longer be reimbursable by the U.S. government. See Subsequent Events in Note 12.

10. Legal Proceedings

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased the Company’s securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and the Company’s future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. As of March 31, 2005, the Company believed that it had strong defenses and intended to defend these actions vigorously. See Subsequent Events in Note 12.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of the Company’s stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of March 31, 2005, the Company has provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in Note 12.

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

11. Segment Information

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

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from the U.S. Department of Health and Human Services, the National Institutes of Health and related entities. From its inception through March 31, 2005, Celltrion had not been operational or earned any revenues. All of VaxGen’s operating assets are located in the United States of America. Celltrion’s operating assets are located in the Republic of Korea. Information regarding the segments is stated below (in thousands):

	Three Months Ended March 31,

Revenues	2005	2004

VaxGen	$7,685	$4,080
Celltrion	—	—
Eliminations	(39)	(135)

Total	$7,646	$3,945

	Three Months Ended March 31,

Depreciation and Amortization	2005	2004

VaxGen	$880	$304
Celltrion	644	437
Eliminations	(459)	(403)

Total	$1,065	$338

	Three Months Ended March 31,

Interest Expense	2005	2004

VaxGen	$—	$—
Celltrion	126	—

Total	$126	$—

	Three Months Ended March 31,

Equity in Loss of Affiliate	2005	2004

VaxGen (in Celltrion)	$(885)	$(652)
Celltrion (in VCI)	—	(382)
Eliminations	885	1,034

Total	$—	$—

	Three Months Ended March 31,

Net Loss	2005	2004

VaxGen	$(13,335)	$(8,426)
Celltrion	(2,951)	(1,408)
Eliminations	2,912	1,341

Total	$(13,374)	$(8,493)

Property and Equipment, net	March 31, 2005	December 31, 2004

VaxGen	$23,337	$22,017
Celltrion	132,836	116,359
Eliminations	79	(130)

Total	$156,252	$138,246

Investment in Affiliate	March 31, 2005	December 31, 2004

VaxGen (in Celltrion)	$21,322	$25,450
Celltrion (in VCI)	—	—
Eliminations	(21, 322)	(25,450)

Total	$—	$—

Total Assets	March 31, 2005	December 31, 2004

VaxGen	$79,455	$92,056
Celltrion	176,878	165,641
Eliminations	(54,312)	(59,230)

Total	$202,021	$198,467

	Three Months Ended March 31,

Purchases of Property and Equipment	2005	2004

VaxGen	$(2,200)	$(1,131)
Celltrion	(14,456)	(11,582)

Total	$(16,656)	$(12,713)

12. Subsequent Events

SNS Contract

In November 2006, VaxGen received a clinical hold notification from the Food and Drug Administration that postponed the initiation of the second Phase 2 trial for its investigational anthrax vaccine, rPA102. In December 2006, the department of Health and Human Services (“HHS”) terminated for default VaxGen’s contract with the U.S. government Strategic National Stockpile (“SNS”) (“SNS Contract”). HHS based the decision on its determination that VaxGen “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required VaxGen to initiate a clinical trial of the vaccine candidate by December 18, 2006.

In April 2007, the Company entered into a settlement agreement with HHS. In accordance with the agreement, the parties terminated the remaining contract related to the development and delivery of a next-generation anthrax vaccine through a separate contract modification. As part of the settlement agreement, NIAID agreed to pay the Company $11.0 million. The settlement agreement also released both parties of all liabilities associated with the Company’s three anthrax government contracts: the 2002 Anthrax Contract, the 2003 Anthrax Contract and the SNS Contract. As part of the settlement agreement, the parties converted the termination of the SNS Contract, which HHS terminated for default on December 19, 2006, to a termination for convenience and also, terminated the 2003 Anthrax Contract under a bilateral contract modification for the convenience of the government on a no-cost basis, effective April 3, 2007.

Restructurings

In January 2007, the Company restructured operations to significantly reduce operating costs and announced it was actively pursuing avenues to enhance stockholder value through a strategic transaction. Restructuring costs included employee termination benefits and costs associated with the consolidation of the California facilities. Estimated costs of the related termination benefits are $3.2 million; estimated facilities-related and other costs are $0.8 million. These costs were recovered from the U.S. government as part of the 2007 settlement agreement.

In May 2007, the Company reduced its workforce to further reduce operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $0.6 million.

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

$16.00 Warrants

On September 21, 2004, the Company completed transactions in which the warrants issued in 2001 in association with Series A Preferred Stock were surrendered in exchange for two new series of warrants (“Exchange Warrants”). The Company issued to the holders of the Series A Warrants, Exchange Warrants to purchase a total of 1,146,388 shares of common stock, exercisable until September 21, 2005, at an exercise price of $0.01 per share, and Exchange Warrants to purchase a total of 655,078 shares of common stock, exercisable until September 21, 2007, at an exercise price of $16.00 per share (“$16.00 Warrants”).

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

Convertible Senior Subordinated Notes

In April 2005, the Company raised gross proceeds of $31.5 million through a private placement of 5-1/2% convertible senior subordinated notes (“Notes”) due April 1, 2010. The Notes require semi-annual payments of interest in cash at a rate of 5-1/2%; convert, at the option of the holder, into the Company’s common stock at an initial conversion price of $14.76 per share subject to adjustment; convert, at the Company’s option, into common stock if the Company’s common stock reaches a price of $22.14 per share; will be provisionally redeemable at the Company’s option for a redemption price of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus an interest make-whole payment, under certain circumstances, including among others, that the closing price of the Company’s common stock has exceeded $22.14 per share, subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days; and constitute senior subordinated obligations of the Company. The Company, at its own option, may redeem the Notes for face value plus accrued interest and an interest make-whole payment. If there shall have occurred on or prior to the stated maturity of the Notes a change in control, the holders of the Notes may, under some circumstances, require the Company to repurchase the Notes and pay a make-whole premium to the holders of the Notes.

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

Amended Facilities Lease

On April 14, 2005, VaxGen entered into an amended lease agreement to secure space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. This space, which totals 105,000 square feet, is used for manufacturing, quality assurance, quality control, research and development and other functions. The amended lease replaces VaxGen’s previous sublease for 49,919 square feet and previous lease of 19,933 square feet. It also provides an additional 35,000 square feet of new space. This lease terminates in December 2016; however, VaxGen has options to renew the lease for two additional five-year periods. In connection with the amended lease agreement, an amended letter of credit in the amount of $2.4 million was issued to the lessors. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the consolidated balance sheet as of December 31, 2005. In addition, the amended lease agreement provides for up to $2.2 million in reimbursements for the costs of certain tenant improvements. VaxGen billed for and received the full $2.2 million in reimbursements.

Per the terms of the amended lease agreement, VaxGen’s future minimum annual payments under operating lease obligations will increase as follows:

	March 31, 2005	Increase due to Amendment	Adjusted Payments

2005	$2,055	$513	$2,568
2006	2,628	1,306	3,934
2007	1,824	1,448	3,272
2008	1,126	1,713	2,839
2009	33	3,381	3,414
2010 and beyond	2	28,054	28,056

Total	$7,668	$36,415	$44,083

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

In September 2005, the Compensation Committee of the Company’s Board of Directors approved a contingent bonus program for employees participating in the ESPP. Under this program, a bonus would be payable to ESPP participants in the event the ESPP was terminated by the Company. In November 2005, the Company terminated the ESPP and the bonus therefore became payable. Payment of this bonus was contingent upon the successful completion of a financing subsequent to the termination of the ESPP and was available only to individuals who were employees of the Company at the time of the bonus payment. Accordingly, in 2005, the Company recorded an expense of $3.2 million for the estimated cost of this bonus program. In the first quarter of 2006, the Company paid employees in satisfaction of this bonus program.

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

In September 2005, VaxGen entered into an agreement to raise $15.1 million in gross proceeds through the sale of 1.2 million of its shares in Celltrion to a group of Korean investors. In 2005, VaxGen received $12.4 million of the gross proceeds from the transaction. VaxGen received the remaining proceeds in the first quarter of 2006. Nexol Co purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its related parties became the largest stockholder of Celltrion. As a result, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion will be deconsolidated from VaxGen; and, thereafter, VaxGen’s investment in Celltrion will be accounted for under the equity method.

In February 2006, VaxGen and Celltrion entered into an agreement whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP (“Agreement to Provide U.S. GAAP Financial Information”). Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements prepared as well as all invoiced costs of audits and reviews performed by the independent auditors. In addition, VaxGen will compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed 300 million Korean Won ($0.3 million equivalent) per year and shall be subject to approval in advance by VaxGen. In March 2007, Celltrion and VaxGen amended the Technical Support and Services Sub-Agreement as well as the Agreement to Provide U.S. GAAP Financial Information to reflect a reduction in overhead rate on services performed from 90% to 40%.

During 2006, VaxGen received gross proceeds of $130 million from the sale of most of its Celltrion common stock to Nexol and affiliates of Nexol. As a result, as of June 30, 2006, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, VaxGen’s investment in Celltrion will be accounted for under the cost method in accordance with APB 29. In September 2006, the joint venture agreement between VaxGen and the Korean Investors was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion.

Celltrion Agreements

In June 2005, Celltrion entered into several agreements to manufacture biologic products being developed by Bristol-Myers Squibb Company (“BMS”). Technology transfer activities began immediately upon the execution of the BMS agreements. Production of product, which will be manufactured according to U.S. cGMP standards, is expected to utilize 60,000 liters of Celltrion’s planned 180,000 liters of bioreactor capacity and began in 2006. In July 2006, Celltrion entered into a new Supply Agreement with BMS and commenced construction of a new facility, which is adjacent to the current facility.

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

In April 2006, Celltrion entered into several agreements with A&G Pharmaceutical, Inc. (“A&G”) to manufacture and supply clinical and commercial material of GP88Ab as well as to develop and commercialize a partner for GP88Ab. Under the agreements, A&G granted or will grant to Celltrion a first right of negotiation to manufacture and supply the clinical materials for Phase 3 clinical trials as well as the commercial materials. Also, A&G granted Celltrion an exclusive license and sublicense to develop and have developed, make, use, offer for sale, sell and have sold products in the certain territory and additionally the right to give a sublicense to third parties with the approval of A&G. In return, A&G will receive from Celltrion milestone payments totaling $2.0 million upon completion of various phases to reach the Phase 2 clinical trials. In consideration for the commercialization license, Celltrion shall pay to A&G a royalty equal to a certain percentage of the net sales of Celltrion. Separately, in July 2006, Celltrion purchased 769,230 shares of A&G common stock for $2.0 million and 145,773 shares of A&G preferred stock for $0.5 million in December 2006.

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

In June 2006, Celltrion obtained collateralized long-term financing of 20,000 million Korean Won (equivalent to $21.1 million at the exchange rate on June 30, 2006) and $20.8 million from Woori Bank (“Woori”) and Shinhan Bank (“Shinhan”), respectively, to be used for construction of a second manufacturing facility adjacent to the current facility. In addition, Celltrion entered into an interest rate swap agreement with Shinhan in order to hedge the variable interest rate. Celltrion also entered into a currency swap agreement with Shinhan to convert the U.S. dollar-denominated borrowing into Korean Won-denominated borrowing.

In September 2006, Celltrion obtained additional U.S. dollar-denominated collateralized long-term financing of $3.8 million from Shinhan to be used for construction of a second manufacturing facility adjacent to the current facility. In addition, Celltrion entered into an interest rate swap agreement with Shinhan in order to hedge the variable interest rate. Celltrion also entered into a currency swap agreement with Shinhan to convert the U.S. dollar-denominated borrowing into Korean Won-denominated borrowing.

During the three months ended December 31, 2006, Celltrion:

•	extended the maturity of a 20,000 million Korean Won ($21.0 million equivalent) bond issued from Shinhan with a variable interest rate and a maturity of two years;
•	entered into an interest rate swap agreement with Shinhan in order to hedge the variable interest rate;
•

issued a collateralized three-year bond for 20,000 million Korean Won ($21.4 million equivalent) to Woori at a variable interest rate, equal to the bank’s 91-day CD rate plus 1.4% (aggregate rate of 6.1% in November 2006);

•	entered into a land purchase agreement for 783 million Korean Won ($0.8 million equivalent) which is required to be paid within 6 months;
•	obtained short-term borrowings of 10,000 million Korean Won ($10.8 million equivalent) from Woori;
•	obtained a commitment for a letter of credit of $10.0 million from Shinhan and $20.0 million from Woori;
•	obtained additional collateralized long-term financing of $2.0 million from Shinhan; and
•	entered into a currency swap agreement with Shinhan in order to hedge the exposure to foreign currency.

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

On March 24, 2006, Celltrion awarded stock option grants to employees for 267,950 common shares at an exercise price of 7,047 Korean Won ($7.20 equivalent) per share. These grants and all previous Celltrion option grants contain an anti-dilution provision. Accordingly, in 2006, all Celltrion stock option grants’ exercise prices and the number of shares granted were modified, per the terms of the original stock option agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, filed on February 7, 2007, and our unaudited condensed consolidated financial statements and related notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q. In addition to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part II – Item 1A herein when evaluating an investment in our common stock. This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives of management for future operations, any statements regarding future operations, any statements concerning proposed new products or services, any statements regarding pending or future mergers or acquisitions, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue” or the negative thereof or other comparable terminology.

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

We were incorporated in 1995 and formed to complete the development of an investigational recombinant protein vaccine (“AIDSVAX”) intended to prevent infection by human immunodeficiency virus. In 2002, we broadened our product development portfolio to also include biodefense vaccines.

We are developing vaccines against inhalation anthrax and smallpox for the purpose of biodefense. In 2002 and 2003, we were awarded contracts involving an aggregate consideration of up to $101.2 million for the development of our anthrax vaccine (“NIAID Contracts”). On November 4, 2004, we were awarded the SNS contract for $877.5 million to provide 75 million doses of our recombinant anthrax vaccine to the U.S. government SNS for civilian defense. The SNS Contract also includes up to an additional $69 million in cost-plus fixed-fee task orders, which may be awarded at the government’s discretion. We expect to receive payment under the SNS Contract when we deliver our anthrax vaccine and it is accepted by the U.S. government into the SNS.

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

Celltrion

During 2004, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (as revised, “FIN 46R”), and determined that Celltrion, Inc. (“Celltrion”), our equity method investee as of the date of adoption, constituted a variable interest entity (“VIE”) and that we are its primary beneficiary. Accordingly, in accordance with FIN 46R, our consolidated financial statements include the accounts of our VIE effective January 1, 2004, as if Celltrion has been consolidated since its inception.

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

As a part of the initial capitalization of Celltrion, we made an in-kind contribution to Celltrion of the license and sub-license of certain cell culture technology used for the manufacture of pharmaceutical products. We received 7.8 million shares of Celltrion’s common stock for this contribution, representing approximately half of the then outstanding shares. In March 2002, we entered into a Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion. At March 31, 2005, we owned 32% of Celltrion and were the largest stockholder.

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

Subsequent Events

In September 2005, we entered into an agreement to raise $15.1 million in gross proceeds through the sale of 1.2 million of our shares in Celltrion to a group of Korean investors. Subsequent to this transaction, Nexol and its related parties became the largest stockholder of Celltrion. As a result, as of September 2005, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion will be deconsolidated from VaxGen; and, thereafter, our investment in Celltrion will be accounted for under the equity method.

In February 2006, we raised net proceeds of $25.3 million through a private placement of 3.5 million shares of common stock at $7.70 per share.

During 2006, we received gross proceeds of $130 million from the sale of most of our Celltrion common stock to Nexol and affiliates of Nexol.

In December 2006, the department of Health and Human Services terminated for default the SNS Contract. In April 2007, we entered into a settlement agreement with HHS, in which HHS modified the SNS Contract from a termination for default to a termination for convenience. The settlement agreement also released both parties of all liabilities associated with our three anthrax government contracts. We also mutually terminated the 2003 Anthrax Contract for the convenience of the government.

In January and May 2007, we restructured operations to significantly reduce operating costs and announced we were actively pursuing avenues to enhance stockholder value through a strategic transaction.

See Subsequent Events in Note 12 to the unaudited condensed financial statements for more information regarding events occurring after March 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference should be made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on February 7, 2007, for a description of our critical accounting policies. There have been no significant changes to our policies since we filed that report.

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters Ended March 31, 2005 and 2004

Revenues

	Three Months Ended March 31,
			Percent change 2005/2004

	2005	2004

	(in thousands)
Revenues	$7,646	$3,945	94%

Revenues in the three months ended March 31, 2005 and 2004 were primarily from our Anthrax Contracts principally reflecting work performed under our NIAID Contracts. Celltrion did not earn any revenues during these periods.

Revenues earned in one period are not indicative of revenues to be earned in future periods. We expect future years’ revenues to be progressively less, as efforts shift from work done under the advanced development contracts to work under the SNS Contract, from which no revenues are earned until shipments commence.

Research and development expenses

	Three Months Ended March 31,
			Percent change 2005/2004

	2005	2004

	(in thousands)
Research and development expenses	$15,502	$6,693	132%

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

The following table details research and development expenses by major project:

	Three Months Ended March 31,		Percent change 2005/2004

	2005	2004

	(in thousands)
Direct Costs:
Anthrax Contracts	$5,530	$2,024	173%
AIDSVAX	185	191	(3%)
Smallpox	680	541	26%
VCI	1,966	1,183	66%

Total direct costs	8,361	3,939	112%
Indirect and other costs	7,141	2,754	159%

Research and development expenses	$15,502	$6,693	132%

The increase of $8.8 million in research and development expenses in the three months ended March 31, 2005 over the comparable period in 2004 was primarily due to:

•	Indirect research and development expenses, which increased by $4.4 million, consisting primarily of:
-	Stock compensation charges, which increased by $2.1 million due to the 2005 modification of offering periods of our employee stock purchase plan;
-	Other development costs, which increased by $1.5 million due to expanded operations in California;
-	Facilities overhead costs, which increased by $0.5 million due to the expansion of the VCI facility; and
-	Celltrion’s research and development expenses, which increased by $0.3 million due to expanded operations in Korea;
•	Direct costs associated with our Anthrax Contracts, which increased by $3.5 million primarily due to increased development work;
•	Direct costs associated with supporting VCI, which increased by $0.8 million due to the expansion of the California facility; and
•	Direct costs associated with our smallpox program, consisting primarily of labor costs, which increased by $0.1 million as we expand our program efforts.

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

We expect research and development expenses, including those of Celltrion, to increase substantially during the remainder of 2005 as we advance development of our product candidates and expand Celltrion’s manufacturing facilities.

General and administrative expenses

	Three Months Ended March 31,
			Percent change 2005/2004

	2005	2004

	(in thousands)
General and administrative expenses	$7,127	$4,858	47%

The increase of $2.3 million in general and administrative expenses in the three months ended March 31, 2005 over the comparable period of 2004 was primarily due to:

•	Personnel costs, which increased by $1.1 million due to increased headcount to support our expanding operations consisting of:
-	Charges in connection with the 2005 modification of offering periods of our employee stock purchase plan, which increased $0.7 million; and
-	Salary and related benefits, which increased $0.4 million as we expanded our administrative capabilities in support of the newly awarded supply contract;
•	Celltrion’s general and administrative expenses, which increased by $1.1 million as Celltrion expanded operations; and
•

Professional services, which increased by $0.6 million principally reflecting services consisting of consulting and legal fees associated with our efforts to comply with various reporting and regulatory requirements, offset by a decrease of $0.5 million reflecting the settlement of derivative lawsuits which we had provided for in 2004.

We expect that general and administrative expenses, including those of Celltrion, will exceed historical levels during the remainder of 2005 and in 2006 and will reflect substantial additional resources required to support our increased research and development activities, operations and public reporting requirements.

Other income (expense)

	Three Months Ended March 31,		Percent change 2005/2004

	2005	2004

	(in thousands)
Interest and other	$(74)	$248	(130%)
Valuation adjustments	—	(1,676)	(100%)

Other expense	$(74)	$(1,428)	(95%)

The decrease in other expense in 2005 from 2004 was primarily due to mark-to-market valuation adjustments related to our derivatives, which were zero in 2005 because the underlying derivatives were no longer outstanding. We anticipate future interest income (expense) will fluctuate and will be primarily driven by our future cash, cash equivalents and investments balances. In addition, we anticipate a significant increase in interest expense in 2005 due to increased borrowings to finance construction activities and the completion of certain phases of Celltrion’s construction activities for which interest was previously capitalized.

Minority interest in loss of variable interest entity

	Three Months Ended March 31,		Percent change 2005/2004

	2005	2004

	(in thousands)
Minority interest in loss of variable interest entity	$1,683	$541	211%

Minority interest in loss of variable interest entity for the three months ended March 31, 2005 and 2004 reflect the interests of Celltrion’s other stockholders in the net loss of Celltrion. The increase from 2004 is the result of a $1.5 million increase in the losses incurred by Celltrion and an increase in the average percentage ownership of the other stockholders from 52% during the three months ended March 31, 2004, to 66% during the three months ended March 31, 2005.

See Note 11, Segment Information, included in the notes to the consolidated financial statements in Part I – Item 1 of this report for segment information.

LIQUIDITY AND CAPITAL RESOURCES

	2005	2004

	(in thousands)
As of March 31:
Cash, cash equivalents and investment securities	$29,165	$24,852
Working capital	8,414	15,873

Three months ended March 31:
Cash provided by (used in):
Operating activities	$(11,627)	$(6,967)
Investing activities	(12,214)	(7,418)
Financing activities	11,850	6,001
Effect of exchange rate changes on cash and cash equivalents	181	259
Capital expenditures (included in investing activities above)	(16,656)	(12,713)

Our primary financing requirements are for funding our day-to-day working capital requirements and capital equipment expenditures related to the manufacturing facilities in the Republic of Korea and California. As of March 31, 2005, we had $0.8 million in unused commitments to fund construction of the facilities in the Republic of Korea. The liabilities recognized as a result of consolidating Celltrion do not represent additional claims on VaxGen’s or VCI’s assets. Rather, they represent claims against the specific assets of Celltrion. Conversely, the assets recognized as a result of consolidating Celltrion do not represent additional assets that could be used to satisfy claims against VaxGen’s or VCI’s assets. The general creditors of VaxGen and VCI have no recourse to the general credit of Celltrion. The general creditors of Celltrion have no recourse to the general credit of VaxGen and VCI.

Through March 31, 2005, we financed our operations primarily through sales of our common stock, Celltrion’s sales of preferred stock, the issuance of Series A Preferred Stock as well as through revenues from research contracts and grants and debt to finance the purchase of land and construction of facilities in the Republic of Korea. Our future capital requirements will depend on several factors, including:

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

Net cash used in operating activities of $11.6 million and $7.0 million for the three months ended March 31, 2005 and 2004, respectively, was primarily attributable to our net losses although the effect of non-cash charges upon net cash used in operating activities was significant in both years. For example,

•	Compensation expense of $3.1 million in 2005 and $0.3 million in 2004. The $2.8 million increase from 2004 is the result of modifications to the Company’s ESPP in 2005;
•

Minority interest for the non-VaxGen share in the losses of Celltrion of $1.7 million in 2005 and $0.5 million in 2004. The increase from 2004 is the result of a $1.5 million increase in the losses incurred by Celltrion and an increase in the average percentage ownership of the other stockholders from 52% during the three months ended March 31, 2004 to 66% during the three months ended March 31, 2005;

•

Valuation adjustments of zero and $1.7 million in 2005 and 2004, respectively, reflecting changes in the fair value of outstanding derivatives. As a result of the conversion of the outstanding Series A Preferred Stock and the exchange of the associated warrants, the underlying derivatives were not outstanding during 2005; and

•

Depreciation and amortization of $1.1 million and $0.3 million, respectively. The increase reflects the California facility’s commencement of operations during late 2004 and its expansion ($0.6 million) and the expansion of the Korean operations ($0.2 million).

Net cash used in investing activities consisted primarily of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in the three months ended March 31, 2005 and 2004 were made in connection with the expansion of the Korean manufacturing facility ($14.5 million and $11.6 million, respectively) and research and development laboratories and leasehold improvements associated with the California manufacturing and office facilities ($1.7 million and $1.1 million, respectively). In addition, during 2005 we purchased $0.5 million of software related to the implementation of a new enterprise resource planning system. We expect significant capital expenditures during the remainder of 2005 due to the ongoing expansion of the Korean and Californian manufacturing facilities. Net cash used in investing activities in 2004 also included $9.7 million from the consolidation of Celltrion as a variable interest entity effective January 1, 2004.

Net cash provided by our financing activities increased $5.9 million to $11.9 million in the three months ended March 31, 2005 from $6.0 million in the comparable period in 2004. In March 2005, Celltrion issued 1,949,700 shares of preferred stock at a price of 5,000 Korean Won ($4.99 equivalent) per share, resulting in proceeds of 9,749 million Korean Won ($9.5 million equivalent). In January 2003, Celltrion obtained collaterized long-term financing of 52,000 million Korean Won (equivalent to $44.2 million) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan, $2.4 million in 2005 and $5.6 million in 2004, are used for construction of the Incheon administration buildings and manufacturing facility.

At March 31, 2005, $29.2 million, or 14%, of our assets consisted of cash, cash equivalents and investment securities. Working capital was $8.4 million at March 31, 2005, compared to working capital of $15.9 million at March 31, 2004. This $7.5 million decrease in working capital is due primarily to the following:

•	Accounts payable and accrued expenses, which increased by $11.5 million due to the timing of payments;
•	Due to related parties, which increased by $9.7 million as a result of increased construction related accruals in Korea;
•

Partially offset by  derivative liabilities, which decreased by $5.1 million in fair value as a result of the exchange of the Series A warrants in 2004 resulting in no derivatives outstanding as of March 31, 2005; and

•	Cash, cash equivalents and investment securities, which increased by $4.3 million primarily due to private placements in late 2004.

We continually review alternatives to obtain additional financing and to increase revenues by procuring future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers. Some of our alternatives to obtain additional financing include the sale of our common stock, obtaining additional debt and the sale of some or all of our investment in Celltrion. There can be no assurances that we will be successful in these efforts. The cancellation of the SNS Contract, the reaudit of our financial statements for the three years ended December 31, 2003, the resulting restatement of reports previously filed with the Securities and Exchange Commission, the lapsing of our registration statements and the delisting of our common stock may have an adverse impact on whether financing will be available or that it will be available on terms that we will accept. See Subsequent Events in Note 12.

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments (“FAS 155”), which amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities and FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”). Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. We do not expect the adoption of EITF 06-7 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”) which permits all entities to choose to measure eligible items, including many financial instruments, at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Most of the provisions in FAS 159 are elective; however, the amendment to FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of adopting FAS 159 on our consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations and cash flows are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and to foreign currency exchange rates.

Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At March 31, 2005, we held available-for-sale securities in the principal amount of $20.3 million. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

Indebtedness

In January 2003, Celltrion obtained collateralized long-term financing of 52,000 million Korean Won ($44.2 million equivalent) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan are to be used for construction of the administration buildings and manufacturing facility. As construction progresses, the bank funds 60% of the progress payments (up to 52,000 million Korean Won), while Celltrion pays the remaining 40%. Celltrion’s land and construction in progress represent collateral for the outstanding Loan balance. Only interest payments are due monthly for the first four years of the Loan term, and principal and interest payments are due monthly for the remaining five years of the Loan term. Interest is adjusted quarterly, based on a 3-month Korean certificate of deposit rate plus 1.5% (an aggregate rate of 5.03% at March 31, 2005). At March 31, 2005, Celltrion owed 51,205 million Korean Won ($50.4 million equivalent) related to the Loan. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, the increase in interest payments due under the Loan would increase by an immaterial amount, and would not have a significant effect on our operations or cash flows. As of March 31, 2005, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion. Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially affected by changes in these or other factors. We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiary are translated from Korean Won into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. If market foreign currency exchange rates were to change immediately and uniformly by 10% from levels at March 31, 2005, the change would not have a significant effect on our operations or cash flows. As of March 31, 2005, we did not invest in derivative financial instruments, currency swaps or other investments that alter foreign currency exposure.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports which we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation of the unremediated material weaknesses in internal control over financial reporting as disclosed in Item 9A of our Form 10-K for the year ended December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting, referred to in the certifications. Those certifications should be read in conjunction with this Item 4 for a complete understanding of the matters covered by the certifications.

We have taken the remediation steps described in Item 9A of our 2004 10-K. In connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for, the period presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to develop a remediation plan to address the material weaknesses in our internal control over financial reporting. The development of our remediation plan is described Item 9A of our 2004 10-K. We expect that the implementation of this plan will extend through the rest of 2005 and beyond.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased our securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and our future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. See Subsequent Events in Note 12 to the unaudited condensed financial statements.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of our stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of March 31, 2005, we have provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in Note 12 to the unaudited condensed financial statements.

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2005, there has been no significant change to the identified risk factors filed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on February 7, 2007 other than the addition of a risk factor relating to the potential impact on our operating results of recently adopted changes in accounting for stock compensation plans.

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

We have had to restate certain historical financial statements and have engaged our new independent registered public accounting firm to reaudit those financial statements. In July 2004, we announced that we were reauditing and restating our financial statements for the fiscal years ended December 31, 2003 and 2002 because we determined that we should recognize revenue from certain government contracts as costs were incurred, instead of after completing contract milestones. In October 2004, we announced that we would also be reauditing and restating our financial statements for the fiscal year ended December 31, 2001. In connection with the restatement of our financial statements for the fiscal year ended December 31, 2001, we also made adjustments to our balance sheet as of December 31, 2000.

Effective January 1, 2004, we are required to consolidate Celltrion’s financial statements into our own. Celltrion maintains its records in accordance with Korean accounting principles; however, we require financial statements that are prepared in accordance with GAAP and which have been audited in conformity with U.S. Auditing Standards. Celltrion’s internal controls over financial reporting may be insufficient to enable them to report their interim GAAP financial results to us on a timely basis. In addition, their independent registered public accounting firm could conclude that Celltrion’s internal controls over financial reporting are insufficient to enable the registered public accounting firm to complete their required annual audit of Celltrion’s GAAP financial statements in a timely fashion, if at all.

If we do not receive adequate timely financial reporting from Celltrion, we could continue to be delinquent in our filings required under Section 13 of the Exchange Act and we might not be able to maintain or file registration statements relating to shares of our common stock. If we are relisted and are unable to timely file periodic reports, we could again be delisted from Nasdaq. In addition, Celltrion’s failure to achieve and maintain an effective internal control environment for GAAP periodic financial reporting may also cause our investors to lose confidence in our filed financial statements, which could have a material adverse effect on the market price of our common stock.

We are not currently listed on a national exchange, including the Nasdaq National Market or Nasdaq SmallCap Market, and cannot assure you we will ever be listed.

As a result of our failure to have current financial statements for the fiscal years ended December 31, 2003, 2002 and 2001, we were delisted from the Nasdaq, and our common stock is not currently listed on any other national stock exchange. Until we complete all necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, we will not be able to apply for our common stock to be listed on a national exchange. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet Nasdaq’s or any other exchange’s initial listing criteria, and we believe we will need to be in compliance with Sections 13 and 15(d) of the Exchange Act. Our common stock is currently quoted on the Pink Sheets, LLC.

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

Given the focus on completing and filing our financial statements, we did not have sufficient time nor did we provide sufficient time to our independent registered public accounting firm to complete our and their respective responsibilities before December 31, 2004. Our independent registered public accounting firm concluded that we failed to complete the required assessment as to the effectiveness of our internal controls over financial reporting, and they were unable to complete their required audit of internal control over financial reporting. Accordingly, they disclaimed an opinion as to the effectiveness of our internal control over financial reporting for 2004.

We do not believe that the SEC has provided guidance as to the effect of such a disclaimer. Having received such a disclaimer, our Annual Report on Form 10-K for the year ended December 31, 2004, may be deemed to be deficient by the SEC. If our 2004 10-K were deemed to be deficient, the SEC may conclude that we are in violation of Sections 13 and 15(d) of the Exchange Act.

We are currently ineligible to register securities with the SEC, and we may never regain compliance.

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

Our internal controls may be insufficient to ensure timely and reliable financial information.

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

Even after corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

•	faulty human judgment and simple errors, omissions or mistakes;
•	collusion of two or more people;
•	inappropriate management override of procedures; and
•	the risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information.

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

We will need to raise substantial additional capital in order to satisfy the requirements under the SNS Contract for acceptance of our anthrax vaccine and to continue operations. We may attempt to raise these funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including notes exchangeable into all or a portion of our interest in Celltrion prior to an initial public offering by Celltrion, or through the sale of our Celltrion stock after an initial public offering by Celltrion.

If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior or otherwise superior to those of the shares of our common shares, and debt financings will likely involve covenants restricting our business activities. Any sale of additional equity or convertible debt securities will be dilutive to existing stockholders. We cannot guarantee you that additional funds will be available on acceptable terms, or at all. If we are unable to raise additional capital when necessary, we may be required to relinquish our rights to certain key technologies, vaccine candidates or marketing territories under the terms of certain of our collaborative agreements. Furthermore, if we are unable to raise additional capital when necessary, we may be unable to perform under our existing contracts, we may default on our contracts, our contracts may be terminated and we may not be able to secure new contracts.

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

Our operating results may be adversely impacted by recently adopted changes in accounting for stock options.

FAS123R, which we will implement effective January 1, 2006, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our results of operations. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation model we ultimately select. We plan to use the Black-Scholes option pricing model allowed under FAS 123R.

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

We have received funding from the U.S. government for the development of our anthrax vaccine candidate. Changes in government budgets and agendas may result in future funding being decreased and de-prioritized, and government contracts typically contain provisions that permit cancellation in the event that funds are unavailable to the governmental agency. Furthermore, we cannot be certain of the timing of any future funding, and substantial delays or cancellations of funding could also result from protests or challenges from third parties or for other reasons. If the U.S. government fails to continue to adequately fund our research and development programs, we may be unable to generate sufficient revenues to continue operations. Similarly, if we develop an anthrax vaccine candidate that is approved by the FDA, but the U.S. government does not place sufficient orders for this product, our future business will be harmed.

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

U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;
•	terminate our existing contracts;
•	reduce the scope and value of our existing contracts;
•	audit and object to our contract-related costs and fees, including allocated indirect costs;
•	control and potentially prohibit the export of our products; and
•	change certain terms, conditions and requirements of our contracts.

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

The independent clinical investigators that we rely upon to conduct our clinical trials may not be diligent, careful or timely, and may make mistakes in the conduct of our clinical trials.

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

The manufacturing methods, equipment and processes used by us and our subcontractors must comply with the FDA’s cGMP (current Good Manufacturing Practices) regulations. The cGMP requirements govern, among other things, recordkeeping, production processes and controls, personnel and quality control. The FDA must approve the facilities used to manufacture our products before they can be used to commercially manufacture our vaccine products or commence deliveries under the SNS Contract, and these facilities are subject to ongoing and periodic inspections. If we or our subcontractors fail to comply with the cGMP requirements, or fail to pass a pre-approval inspection of our manufacturing facility in connection with the SNS Contract, we may not receive regulatory approval, and we would be subject to possible judicial or administrative sanctions. In addition, preparing a manufacturing facility for commercial manufacturing may involve unanticipated delays and the costs of complying with the cGMP regulations may be significant. Any material changes we make to our manufacturing processes after we obtain approval of a product may require approval by the FDA, state or foreign regulatory authorities.

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

Even if Celltrion successfully completes the construction of its Korean manufacturing facility, we cannot be certain that the facility will pass domestic or foreign regulatory approvals or be able to manufacture mammalian cell culture products in commercial quantities on a cost-effective basis or at all. In addition, as of March 31, 2005, Celltrion has not secured any agreements under which products would be produced at this facility, and it is uncertain whether there will be sufficient demand for mammalian cell culture biomanufacturing to make this facility profitable.

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

We face an inherent risk of exposure to product liability suits in connection with vaccines being tested in human clinical trials or sold commercially. We may become subject to a product liability suit if any vaccine we develop causes injury, or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from our vaccines or products. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine or product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. If a product liability claim is brought against us, the cost of defending the claim would be significant and any adverse determination could result in liabilities in excess of our insurance coverage. We currently have product liability insurance in the amount of $25.0 million for our anthrax program including the supply of three million doses of anthrax vaccine to NIAID, as well as separate product liability coverage in the amount of $25.0 million for our smallpox and AIDSVAX programs. However, we cannot be certain that our current insurance can be maintained, or that additional insurance coverage could be obtained, on acceptable terms, if at all.

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

Effective January 1, 2004, we are required to consolidate Celltrion’s financial statements into our own. Celltrion maintains its records in accordance with Korean accounting principles; however, we require financial statements that are prepared in accordance with GAAP and which have been audited in conformity with generally accepted auditing standards in the United States of America. Celltrion’s internal controls over financial reporting may be insufficient to enable them to report their interim GAAP financial results to us on a timely basis. In addition, their independent registered public accounting firm could conclude that Celltrion’s internal controls over financial reporting are insufficient to enable the registered public accounting firm to complete their required annual audit of Celltrion’s GAAP financial statements in a timely fashion, if at all.

If we do not receive adequate timely financial reporting from Celltrion, we could continue to be delinquent in our filings required under Section 13 of the Exchange Act and we might not be able to maintain or file registration statements relating to shares of our common stock. If we are relisted and are unable to timely file periodic reports, we could again be delisted from Nasdaq. In addition, Celltrion’s failure to achieve and maintain an effective internal control environment for GAAP periodic financial reporting may also cause our investors to lose confidence in our filed financial statements, which could have a material adverse effect on the market price of our common stock.

Celltrion’s subcontractors may fail to perform, or may be delayed in performing, certain tasks related to the construction of the Incheon manufacturing facility.

Celltrion relies on subcontractors to perform certain tasks related to the construction of its manufacturing facility. Any significant delays in performing these tasks by subcontractors, or a failure to perform them in compliance with applicable governmental regulations, could cause Celltrion to fail to complete its facility in a timely manner, if at all, which may cause Celltrion to be in breach under its customer contracts and cause those contracts to be terminated. We cannot assure you that one or more of these subcontractors will not be delayed in performing, or fail to perform their obligations under these contracts in compliance with applicable legal requirements.

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

On May 23, 2001, we sold 20,000 shares of Series A Preferred Stock and issued common stock purchase warrants (“Series A Warrants”). We did not file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, our registration statement on Form S-3 covering the resale of the common stock issuable upon exercise of the Series A Warrants was suspended. On September 21, 2004, we exchanged the Series A Warrants pursuant to section 3(a)(9) of the Securities Act of 1933, as amended, for warrants to purchase a total of 1,146,388 shares of common stock, exercisable until September 21, 2005, at an exercise price of $0.01 per share (“$0.01 Warrants”). In connection with the exchange, the agreements governing the Series A Warrants were terminated. In 2004, $0.01 Warrants for 716,494 shares were exercised. In January 2005, 429,640 shares of unregistered common stock were issued as a result of the exercise of the remaining $0.01 Warrants.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Please refer to Part II, Item 2 of this report for information regarding the Company’s issuance of 429,640 shares of unregistered common stock in January 2005.

ITEM 6.	EXHIBITS

(a)  Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.71	Form of Purchase Agreement between VaxGen and the purchasers of the 5 ½% Convertible Senior Subordinated Notes due 2010	8-K	0-26483	4-11-05	10.1

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Section 1350 Certification					X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.

Dated: May 30, 2007	By: /s/ James P. Panek
James P. Panek
Chief Executive Officer (Principal Executive Officer)

Dated: May 30, 2007	By: /s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Chief Financial Officer (Principal Financial Officer)