Form 10-Q
period 2005-06-30
VAXGEN INC
filed 2007-05-31
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-26483

VaxGen, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3236309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

349 Oyster Point Boulevard
South San Francisco, California	94080
(Address of Principal Executive Offices)	(Zip Code)

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

VaxGen, Inc.

Form 10-Q

For the Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$17,150	$20,698
Investment securities	19,189	25,392
Accounts receivable	11,724	4,794
Unbilled accounts receivable	2,541	1,855
Prepaid expenses and other current assets	4,790	2,760

Total current assets	55,394	55,499
Property and equipment	165,339	138,246
Restricted cash	3,413	1,298
Other assets	5,367	3,424

Total assets	$229,513	$198,467

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,382	$7,235
Accrued and other current liabilities	15,715	12,219
Due to related parties	12,816	12,364
Derivative liability	1,972	—
Current obligations	7,158	—

Total current liabilities	49,043	31,818
Convertible debt	29,791	—
Non-current obligations	57,898	57,531
Deferred rent and other liabilities	3,300	608

Total liabilities	140,032	89,957

Commitments and contingencies (Note 10 and 13)
Minority interest in variable interest entity	42,633	31,284

Stockholders’ equity:
Common stock	296	292
Additional paid-in capital	256,312	265,635
Deferred stock compensation	(1,587)	(1,640)
Accumulated deficit	(220,837)	(192,132)
Accumulated other comprehensive income	12,664	5,071

Total stockholders’ equity	46,848	77,226

Total liabilities, minority interest and stockholders’ equity	$229,513	$198,467

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenues	$9,981	$11,109	$17,627	$15,054

Operating expenses:
Research and development	18,004	11,738	33,506	18,431
General and administrative	8,985	5,675	16,112	10,533

Loss from operations	(17,008)	(6,304)	(31,991)	(13,910)

Other income (expense):
Interest and other	(573)	168	(647)	416
Valuation adjustments	(176)	(12,046)	(176)	(13,722)

Total other expense	(749)	(11,878)	(823)	(13,306)

Net loss before minority interest	(17,757)	(18,182)	(32,814)	(27,216)
Minority interest in loss of variable interest entity	2,426	584	4,109	1,125

Net loss	$(15,331)	$(17,598)	$(28,705)	$(26,091)

Basic and diluted net loss per share	$(0.52)	$(0.70)	$(0.97)	$(1.04)

Weighted average shares used in computing basic and diluted net loss per share	29,607	25,221	29,592	25,135

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(28,705)	$(26,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of variable interest entity	(4,109)	(1,125)
Depreciation and amortization	2,469	818
Amortization of premiums and discounts on investment securities	67	145
Stock compensation expense	3,895	846
Valuation adjustments	176	13,420
Non-cash interest expense	176	—
Changes in assets and liabilities:
Receivables	(9,680)	(1,619)
Prepaid expenses and other current assets	240	504
Accounts payable	2,340	39
Accrued and other current liabilities	5,268	2,308
Due to (from) related parties	16	(62)
Deferred rent and other liabilities	322	(50)

Net cash used in operating activities	(27,525)	(10,867)

Cash flows from investing activities:
Purchase of property and equipment	(28,760)	(20,759)
Purchase of investment securities	—	(9,132)
Proceeds from sale and maturities of investment securities	7,070	7,237
Cash from consolidation of variable interest entity	—	9,723
Change in restricted cash	(2,116)	(177)
Other	(1,960)	(117)

Net cash used in investing activities	(25,766)	(13,225)

Cash flows from financing activities:
Proceeds from private placements, net	9,482	2,965
Proceeds from convertible debt and derivative liability, net	29,722	—
Proceeds from non-current obligations	10,493	9,759
Payments on non-current obligations	—	(1,169)
Exercise of employee stock options	—	546
Employee stock purchase plan	—	447
Other	(79)	87

Net cash provided by financing activities	49,618	12,635
Effect of exchange rate changes on cash and cash equivalents	125	209

Decrease in cash and cash equivalents	(3,548)	(11,248)
Cash and cash equivalents at beginning of period	20,698	13,221

Cash and cash equivalents at end of period	$17,150	$1,973

Supplemental schedule of non cash activities:
Accrued purchases of property and equipment	$1,002	$2,468

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

The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

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

2. Summary of Significant Accounting Policies

                    Valuation of Derivative Instruments

The Company values certain embedded features it issued in connection with the financing of convertible notes in 2005 as derivative liabilities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). The Company estimates the fair value of its derivative liabilities each quarter using the Monte Carlo Simulation methodology. This methodology is complex and requires significant judgments in the estimation of fair values based on certain assumptions. Factors affecting the amount of these liabilities include changes in the Company’s stock price and other assumptions. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s consolidated statements of operations. These changes in the carrying value of derivatives can have a material impact on the Company’s consolidated financial statements. The derivative liabilities may be reclassified into stockholders’ equity upon conversion or payment of the convertible notes, or other events, the timing of which may be outside the Company’s control.

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

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net loss – as reported	$(15,331)	$(17,598)	$(28,705)	$(26,091)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	728	147	3,696	216
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(2,789)	(2,246)	(7,098)	(3,962)

Net loss – pro forma	$(17,392)	$(19,697)	$(32,107)	$(29,837)

Net loss per share– basic and diluted, as reported	$(0.52)	$(0.70)	$(0.97)	$(1.04)
Net loss per share– basic and diluted, pro forma	$(0.59)	$(0.78)	$(1.08)	$(1.19)

During the six months ended June 30, 2005, there were no stock options granted by VaxGen and there were no enrollments in the Employee Stock Purchase Plan. The value of each option grant and Employee Stock Purchase Plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no expected dividends):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

VaxGen Stock Option Plans
Risk-free interest rate	n/a	3.85%	n/a	3.78%
Expected life in years	n/a	5.0	n/a	5.0
Volatility	n/a	99%	n/a	100%

Celltrion Stock Option Plan
Risk-free interest rate	4.30%	4.88%	4.30%	4.88%
Expected life in years	6.0	6.0	5.9	6.0
Volatility	62%	71%	61%	72%

VaxGen Employee Stock Purchase Plan
Risk-free interest rate	n/a	1.70%	n/a	1.36%
Expected life in years	n/a	1.0	n/a	1.0
Volatility	n/a	78%	n/a	135%

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

In November 2006, the FASB ratified EITF Issue No. 06-6, Application of EITF Issue No. 05-7, ‘Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ’ (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19. The Company does not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

3. Net Loss per Share

Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For all periods presented, the following potential common shares were excluded from the computation of diluted net loss per share, as their effect was antidilutive (in thousands):

	Six Months Ended June 30,

	2005	2004

Potentially dilutive securities:
Options to purchase common stock	4,556	4,536
Warrants to purchase common stock	959	986
Convertible notes	2,134	—

Total	7,649	5,522

4. Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net loss	$(15,331)	$(17,598)	$(28,705)	$(26,091)
Foreign currency translation adjustments	(1,286)	(272)	7,652	74
Unrealized gains(losses) on investment securities	38	(117)	(59)	(87)

Comprehensive loss	$(16,579)	$(17,987)	$(21,112)	$(26,104)

5. Balance Sheet Components

                    Restricted Cash

At June 30, 2005 and December 31, 2004, VaxGen had restricted cash of $3.4 million and $1.1 million, respectively, as compensating balances to support outstanding letters of credit. The letters of credit, which increased as a result of the amended lease discussed below, relate to the Company’s facilities leases and utility services and are renewed annually. At December 31, 2004, Celltrion had restricted cash of $0.2 million representing a deposit for utility services.

                    Accrued and Other Current Liabilities

Accrued and other current liabilities at June 30, 2005 and December 31, 2004 included employment benefit accruals of $3.4 million and $2.5 million, respectively, customer advances of $3.7 million and $2.1 million, respectively, and a sub-contractor settlement accrual of $1.5 million.

                    Current Obligations

In June 2005, Celltrion obtained additional short-term financing of 7,397 million Korean Won ($7.2 million equivalent) to be used for working capital. The agreements carried annual interest rates of 10% to 12%. As of June 30, 2005, Celltrion had 1,803 million Korean Won ($1.7 million equivalent) available for additional borrowing under one of the agreements.

                    Deferred Rent and Other Liabilities

On April 14, 2005, VaxGen entered into an amended lease agreement in South San Francisco, CA, to secure space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. This lease terminates in December 2016. Included in deferred rent and other liabilities at June 30, 2005 is $2.8 million of deferred rent associated with this amended lease. As a result of the timing of cash flows under the amended lease this deferred rent increased by $0.3 million during the three months ended June 30, 2005 and will increase by $0.5 million, $0.7 million, $0.6 million, $0.5 million in the six months ended December 31, 2005 and the years ended December 31, 2006, 2007 and 2008, respectively. Thereafter, the $5.1 million balance at December 31, 2008 will be amortized through 2016.

                    Minority Interest in Variable Interest Entity

As of June 30, 2005, VaxGen owned 6.7 million shares of Celltrion common stock, representing a 32% voting interest. As a result of consolidating Celltrion, the Company has a minority interest balance of $42.6 million in the unaudited condensed consolidated balance sheet at June 30, 2005, which represents the equity interests of Celltrion’s other stockholders based on voting interest. This amount is less than the carrying cost of the preferred stockholder’s investment by $21.1 million at June 30, 2005 because VaxGen’s investment in Celltrion was a non-monetary transaction which was eliminated upon the consolidation of VaxGen and Celltrion.

6. Convertible Senior Subordinated Notes

In April 2005, the Company raised net proceeds of $29.7 million through a private placement of $31.5 million of 5-1/2% convertible senior subordinated notes (“Notes”) due April 1, 2010. The Notes require semi-annual payments of interest in cash at a rate of 5-1/2%; convert, at the option of the holder, into the Company’s common stock at an initial conversion price of $14.76 per share subject to adjustment; convert, at the Company’s option, into common stock if the Company’s common stock reaches a price of $22.14 per share; will be provisionally redeemable at the Company’s option for a redemption price of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus an interest make-whole payment, under certain circumstances, including among others, that the closing price of the Company’s common stock has exceeded $22.14 per share, subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days; and constitute senior subordinated obligations of the Company. The Company, at its own option, may redeem the Notes for face value plus accrued interest and an interest make-whole payment. If a change in control occurs on or prior to the stated maturity of the Notes, the holders of the Notes may require the Company to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the holders request such a repurchase, the Company or the successor entity, may choose to pay in cash, common stock or a combination of cash and common stock. This feature constitutes a put-option derivative liability.

The Company initially valued the derivative liability associated with the Notes at $1.8 million. This amount was accounted for as a reduction in the initial carrying value of the Notes and an increase to current liabilities. This discount to the Notes is being amortized over five years using the effective interest method. Interest expense for the three and six months ended June 30, 2005 reflects non-cash amortization charges of $0.1 million related to this discount. For the three and six months ended June 30, 2005, valuation adjustments expense of $0.2 million represented the increase in the fair value of the derivative liability.

The Company incurred financing expenses associated with the Notes of $1.8 million. This amount was accounted for as an increase to non-current other assets. The financing expenses are being amortized over five years using the straight-line method. Interest expense for the three and six months ended June 30, 2005 reflects non-cash amortization charges of $0.1 million related to these expenses.

Interest expense on the Notes for the three and six months ended June 30, 2005 was $0.6 million. The Company estimates the fair market value of the Notes to be $35.6 million at June 30, 2005.

                    Valuation of Note and Note Derivatives

The Note and related derivatives have been valued using the Monte Carlo fair value methodology. The Company completed the valuation of the Note and the change in control put option. The Monte Carlo methodology allows flexibility in incorporating various assumptions such as probabilities of a change in control. The valuations are based on the information available as of the various valuation dates.

The inputs for valuation analysis included the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the Company’s market capitalization, the conversion rate of the Notes, the risk free interest rate as well as the credit spread, which represents the Company’s risk premium over the risk free interest rate. The key inputs for the valuation analysis were as follows:

	April 2005	June 30, 2005

Volatility	99%	98%
Risk free interest rate	4.1%	3.7%
Credit spread	13.9%	14.3%

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

7. Employee Stock Purchase Plan

The Company’s 2001 Purchase Plan (“ESPP”) is implemented by a series of 24-month offering periods (each an “Offering Period” and collectively “Offering Periods”). Offering Periods were suspended effective July 1, 2004 as a result of the Company’s delisting in August 2004. In March 2005, the Board of Directors approved the extension of the Offering Period ending in March 2005 which resulted in a modification of the terms of the underlying options. As of June 30, 2005, the Offering Period ending in June 2005 was also extended. During the three and six months ended June 30, 2005, the Company recorded $0.1 million and $2.2 million, respectively, in non-cash research and development compensation expense for these modifications. During the three and six months ended June 30, 2005, the Company recorded zero and $0.7 million, respectively, in non-cash general and administrative compensation expense for these modifications.

8. Warrants

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

9. Related Party Transactions

In December 2002, Celltrion engaged Daewoo Engineering and Construction Co., Ltd. (“Daewoo”) to manage the construction of the Incheon manufacturing facility and administration buildings. In January 2003, Daewoo purchased 260,000 shares of Celltrion’s preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share). At the time of this purchase, Nexol’s and Celltrion’s Chief Executive Officer, who are the same person, entered into a purchase agreement with Daewoo. Per the terms of this purchase agreement, upon the completion of the construction of Celltrion’s facility, Daewoo would sell these shares to Nexol at the original purchase price. Celltrion’s Chief Executive Officer guaranteed this agreement. Celltrion had outstanding construction accruals due to Daewoo of $13.0 million and $12.4 million as of June 30, 2005 and December 31, 2004, respectively. Celltrion paid Daewoo $1.8 million and $4.3 million during the three months ended June 30, 2005 and 2004, respectively, and $10.9 million and $13.6 million during the six months ended June 30, 2005 and 2004, respectively, related to the construction of the Incheon facilities.

10. Commitments and Contingencies

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

Per the terms of the amended lease agreement, VaxGen’s future minimum annual payments as of June 30, 2005 under operating lease obligations are as follows:

Year ending December 31:

2005 remainder	$1,746
2006	3,934
2007	3,272
2008	2,838
2009	3,414
2010 and beyond	28,056

Total	$43,260

In June 2005, Celltrion entered into several agreements to manufacture biologic products being developed by Bristol-Myers Squibb Company (“BMS”). Technology transfer activities began immediately upon the execution of the BMS agreements. Production of product, which will be manufactured according to U.S. cGMP standards, is expected to utilize 60,000 liters of Celltrion’s planned 180,000 liters of bioreactor capacity and began in 2006. VaxGen and Celltrion entered into a Technical Support and Services Sub-Agreement (“Sub-Agreement”) effective in June 2005. The Sub-Agreement provides for VaxGen to assist Celltrion with services required under the BMS agreement. Under the Sub-Agreement, VaxGen will be paid for out-of-pocket expenses and services rendered.

Substantially all of the Company’s revenue is derived from government contracts and grants. Future sales to U.S. government agencies will depend, in part, on the Company’s ability to meet U.S. government agency contract requirements. U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion. The U.S. government may terminate any of its contracts with the Company either for its convenience or if the Company defaults by failing to perform in accordance with the contract schedule and terms. If the U.S. government terminates any of its contracts, the Company may be liable to the U.S. government for damages or to sub-contractors, service providers or vendors for goods and services that may no longer be reimbursable by the U.S. government. See Subsequent Events in Note 13.

11. Legal Proceedings

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased the Company’s securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and the Company’s future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. In May 2005, the United States District Court for the Northern District of California dismissed with prejudice this class action lawsuit.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of the Company’s stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of June 30, 2005, the Company has provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in Note 13.

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

12. Segment Information

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

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from the U.S. Department of Health and Human Services, the National Institutes of Health and related entities. From its inception through June 30, 2005, Celltrion had not been operational or earned any revenues. All of VaxGen’s operating assets are located in the United States of America. Celltrion’s operating assets are located in the Republic of Korea.

Information regarding the segments is stated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

Revenues	2005	2004	2005	2004

VaxGen	$10,069	$11,241	$17,754	$15,321
Celltrion	—	—	—	—
Eliminations	(88)	(132)	(127)	(267)

Total	$9,981	$11,109	$17,627	$15,054

	Three Months Ended June 30,		Six Months Ended June 30,

Depreciation and Amortization	2005	2004	2005	2004

VaxGen	$982	$442	$1,862	$746
Celltrion	887	445	1,538	882
Eliminations	(465)	(407)	(931)	(810)

Total	$1,404	$480	$2,469	$818

	Three Months Ended June 30,		Six Months Ended June 30,

Interest Expense	2005	2004	2005	2004

VaxGen	$590	$—	$590	$—
Celltrion	399	—	524	—

Total	$989	$—	$1,114	$—

	Three Months Ended June 30,		Six Months Ended June 30,

Equity in Loss of Affiliate	2005	2004	2005	2004

VaxGen (in Celltrion)	$(1,141)	$(780)	$(2,026)	$(1,432)
Celltrion (in VCI)	—	(144)	—	(527)
Eliminations	1,141	924	2,026	1,959

Total	$—	$—	$—	$—

	Three Months Ended June 30,		Six Months Ended June 30,

Net Loss	2005	2004	2005	2004

VaxGen	$(15,280)	$(17,551)	$(28,615)	$(25,977)
Celltrion	28,568	(1,643)	25,617	(3,051)
Eliminations	(28,619)	1,596	(25,707)	2,937

Total	$(15,331)	$(17,598)	$(28,705)	$(26,091)

Property and Equipment, net	June 30, 2005	December 31, 2004

VaxGen	$26,309	$22,017
Celltrion	139,034	116,359
Eliminations	(4)	(130)

Total	$165,339	$138,246

Investment in Affiliate	June 30, 2005	December 31, 2004

VaxGen (in Celltrion)	$20,212	$25,450
Eliminations	(20,212)	(25,450)

Total	$—	$—

Total Assets	June 30, 2005	December 31, 2004

VaxGen	$103,126	$92,056
Celltrion	178,744	165,641
Eliminations	(52,357)	(59,230)

Total	$229,513	$198,467

	Three Months Ended June 30,		Six Months Ended June 30,

Purchases of Property and Equipment	2005	2004	2005	2004

VaxGen	$(4,094)	$(1,169)	$(6,294)	$(2,300)
Celltrion	(8,010)	(6,877)	(22,466)	(18,459)
Eliminations	—	—	—	—

Total	$(12,104)	$(8,046)	$(28,760)	$(20,759)

13. Subsequent Events

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

                    Resolution of Class Action Suit and Derivative Suit

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

In September 2005, the Compensation Committee of the Company’s Board of Directors approved a contingent bonus program for employees participating in the ESPP. Under this program, a bonus would be payable to ESPP participants in the event the ESPP was terminated by the Company. In November 2005, the Company terminated the ESPP and the bonus therefore became payable. Payment of this bonus was contingent upon the successful completion of a financing subsequent to the termination of the ESPP and was available only to individuals who were employees of the Company at the time of the bonus payment. Accordingly, in September 2005, the Company recorded an expense of $3.2 million for the estimated cost of this bonus program. In the first quarter of 2006, the Company paid employees in satisfaction of this bonus program.

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

In April 2006, Celltrion entered into several agreements with A&G Pharmaceutical, Inc. (“A&G”) to manufacture and supply clinical and commercial material of GP88Ab as well as to develop and commercialize a partner for GP88Ab. Under the agreements, A&G granted or will grant to Celltrion a first right of negotiation to manufacture and supply the clinical materials for Phase 3 clinical trials as well as the commercial materials. Also, A&G granted Celltrion an exclusive license and sublicense to develop and have developed, make, use, offer for sale, sell and have sold products in the certain territory and additionally the right to give a sublicense to third parties with the approval of A&G. In return, A&G will receive from Celltrion milestone payments totaling $2 million upon completion of various phases to reach the Phase 2 clinical trials. In consideration for the commercialization license, Celltrion shall pay to A&G a royalty equal to a certain percentage of the net sales of Celltrion. Separately, in July 2006, Celltrion purchased 769,230 shares of A&G common stock for $2.0 million and 145,773 shares of preferred stock for $0.5 million in December 2006.

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

As a part of the initial capitalization of Celltrion, we made an in-kind contribution to Celltrion of the license and sub-license of certain cell culture technology used for the manufacture of pharmaceutical products. We received 7.8 million shares of Celltrion’s common stock for this contribution, representing approximately half of the then outstanding shares. In March 2002, we entered into a Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion. At June 30, 2005, we owned 32% of Celltrion and were the largest stockholder.

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

Debt financing

In April 2005, we raised aggregate gross proceeds of $31.5 million through a private placement of 5-1/2% Convertible Senior Subordinated Notes (“Notes”) due April 1, 2010.

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

See Subsequent Events in Note 13 to the unaudited condensed financial statements for more information regarding events occurring after June 30, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference should be made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on February 7, 2007, for a description of our critical accounting policies. The following policy on Valuation of Derivative Instruments has been expanded to reflect its application to the valuation of a derivative liability resulting from our April 2005 Notes financing. There have been no other significant changes to our policies since we filed that report.

Valuation of Derivative Instruments

We value certain embedded features we have issued in connection with the financing of our Notes in 2005 as derivative liabilities. We estimate the fair value of our derivative liabilities each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions such as the probability of a change in control event. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in our consolidated statements of operations.

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters Ended June 30, 2005 and 2004

                    Revenues

	Three Months Ended June 30,		Percent change 2005/2004	Six Months Ended June 30,		Percent change 2005/2004

	2005	2004		2005	2004

	(in thousands)			(in thousands)
Revenues	$9,981	$11,109	(10%)	$17,627	$15,054	17%

Revenues in the three months ended June 30, 2005 and 2004 were primarily from our Anthrax Contracts principally reflecting work performed under our NIAID Contracts. In 2005, NIAID-related activities were relatively unchanged while AIDSVAX-related activities decreased by $0.7 million from the comparable period in the prior year as we continued to reduce our focus on AIDSVAX.

Revenues in the six months ended June 30, 2005 and 2004 were primarily from our Anthrax Contracts principally reflecting work performed under our NIAID Contracts. In 2005, as a result of the timing of NIAID-related activities these revenues increased by $3.4 million while AIDSVAX-related activities decreased by $0.8 million from the comparable period in the prior year as we continued to reduce our focus on AIDSVAX. Celltrion did not earn any revenues during these periods.

Revenues earned in one period are not indicative of revenues to be earned in future periods. We expect future years’ revenues to be progressively less, as efforts shift from work done under the advanced development contracts to work under the SNS contract, from which no revenues will be earned until shipments commence.

                    Research and development expenses

	Three Months Ended June 30,		Percent change 2005/2004	Six Months Ended June 30,		Percent change 2005/2004

	2005	2004		2005	2004

	(in thousands)			(in thousands)
Research and development expenses	$18,004	$11,738	53%	$33,506	$18,431	82%

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

The following table details research and development expenses by major project:

	Three Months Ended June 30,		Percent change 2005/2004	Six Months Ended June 30,		Percent change 2005/2004

	2005	2004		2005	2004

	(in thousands)			(in thousands)
Direct Costs:
Anthrax Contracts	$8,164	$6,845	19%	$13,693	$8,869	54%
AIDSVAX	274	187	47%	460	378	21%
Smallpox	1,365	754	81%	2,045	1,295	58%
VCI	1,741	721	141%	3,707	1,904	95%

Total direct costs	11,544	8,507	36%	19,905	12,446	60%
Indirect and other costs	6,460	3,231	100%	13,601	5,985	127%

Research and development expenses	$18,004	$11,738	53%	$33,506	$18,431	82%

The increase of $6.3 million in research and development expenses in the three months ended June 30, 2005 over the comparable period in 2004 was primarily due to:

•	Indirect research and development costs, which increased by $3.2 million, consisting primarily of:

-	Other development costs, which increased by $1.6 million due to expanded operations;

-	Facilities overhead costs, which increased by $0.9 million due to the expansion of the VCI facility;

-	Celltrion’s research and development expenses, which increased by $0.6 million as part of their efforts to develop their manufacturing facility production capabilities; and

-	Stock compensation charges, which increased by $0.1 million in connection with the 2005 modification of offering periods of our employee stock purchase plan;

•	Direct costs associated with our Anthrax Contracts, which increased by $1.4 million primarily due to increased development work;

•	Direct costs associated with supporting VCI, which increased by $1.0 million due to the expansion of the facility;

•	Direct costs associated with our smallpox program, consisting primarily of labor costs, which increased by $0.6 million as we expand our program efforts; and

•	Direct costs associated with our AIDSVAX program, which increased by $0.1 million.

The increase of $15.1 million in research and development expenses in the six months ended June 30, 2005 over the comparable period in 2004 was primarily due to:

•	Indirect research and development costs, which increased by $7.6 million, consisting primarily of:

-	Other development costs, which increased by $3.1 million due to expanded operations;

-	Facilities overhead costs, which increased by $1.3 million as we expanded to accommodate additional headcount;

-	Celltrion’s research and development expenses, which increased by $1.0 million as part of their efforts to develop their manufacturing facility production capabilities; and

-	Stock compensation charges, which increased by $2.2 million in connection with the 2005 modification of offering periods of our employee stock purchase plan;

•	Direct costs associated with our Anthrax Contracts, which increased by $4.8 million primarily due to increased development work;

•	Direct costs associated with supporting VCI, which increased by $1.8 million due to the expansion of the facility;

•	Direct costs associated with our smallpox program, consisting primarily of labor costs, which increased by $0.8 million as we expand our program efforts; and

•	Direct costs associated with our AIDSVAX program, which increased by $0.1 million.

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

We expect VaxGen’s research and development expenses to increase substantially during the remainder of 2005 and in 2006 as we advance development of our product candidates.

General and administrative expenses

	Three Months Ended June 30,		Percent change 2005/2004	Six Months Ended June 30,		Percent change 2005/2004

	2005	2004		2005	2004

	(in thousands)			(in thousands)
General and administrative expenses	$8,985	$5,675	58%	$16,112	$10,533	53%

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The increase of $3.3 million in general and administrative expenses in the three months ended June 30, 2005 over the comparable period of 2004 was primarily due to:

•	Celltrion’s general and administrative expenses, which increased by $1.6 million as Celltrion expanded its operations;

•	Personnel costs, which increased by $1.2 million due to increased headcount to support our expanding operations consisting of:

-	Non cash compensation charges due to accelerated option vesting associated with an executive termination, which increased $0.6 million; and

-	Salary and related benefits, which increased $0.6 million as we expanded our administrative capabilities in support of the newly awarded supply contract;

•	Overhead expenses included in general and administrative expenses, which increased by $0.4 million in 2005 compared to 2004 consisting of:

-

Occupancy costs, principally, rent and security services, which increased by $0.7 million due to our amended lease in April 2005 to secure space to support the production of our recombinant anthrax vaccine candidate as well as our other programs;

-	Computer and office equipment purchases or leases as well as maintenance costs, which increased by $0.3 million in support of increased headcount;

-	General operating expenses necessary to support our expanded infrastructure, which increased $0.3 million; and

-	Partially offset by $0.9 million in 2005 for costs that were allocated to research and development resulting from increased headcount to support our anthrax activities;

•

Professional services, which increased by $0.1 million principally reflecting services consisting of consulting fees associated with our efforts to comply with various reporting and regulatory requirements.

The increase of $5.6 million in general and administrative expenses in the six months ended June 30, 2005 over the comparable period of 2004 was primarily due to:

•	Celltrion’s general and administrative expenses, which increased by $2.7 million as Celltrion expanded its operations;

•	Personnel costs, which increased by $2.3 million due to increased headcount to support our expanding operations consisting of:

-	Salary and related benefits, which increased $1.0 million as we expanded our administrative capabilities in support of the newly awarded supply contract;

-	Charges in connection with the 2005 modification of offering periods of our employee stock purchase plan, which increased $0.7 million; and

-	Non cash compensation charges due to accelerated option vesting associated with an executive termination, which increased $0.6 million;

•	Overhead expenses included in general and administrative expenses, which increased by $1.7 million in 2005 compared to 2004 consisting of:

-

Occupancy costs, principally, rent and security services, which increased by $0.9 million due to our amended lease in April 2005 to secure space to support the production of our recombinant anthrax vaccine candidate as well as our other programs;

-	Computer and office equipment purchases or leases as well as maintenance costs, which increased by $0.4 million in support of increased headcount; and

-	General operating expenses necessary to support our expanded infrastructure, which increased $0.4 million;

•

Professional services, which increased by $0.7 million principally reflecting services consisting of consulting fees associated with our efforts to comply with various reporting and regulatory requirements; and

•

Partially offset by $1.3 million in 2005 for costs that were allocated to research and development resulting from increased headcount; and a decrease of $0.5 million for the settlement of derivative lawsuits which we provided for in 2004 that was not repeated in 2005.

We expect that VaxGen’s general and administrative expenses will exceed historical levels during the remainder of 2005 and in 2006 and will reflect substantial additional resources required to support our increased research and development activities, operations and public reporting requirements.

                    Other income (expense)

	Three Months Ended June 30,		Percent change 2005/2004		Six Months Ended June 30,		Percent change 2005/2004

	2005	2004			2005	2004

	(in thousands)				(in thousands)
Interest and other	$(573)	$168	(441%	)	$(647)	$416	(256%	)
Valuation adjustments	(176)	(12,046)	(99%	)	(176)	(13,722)	(99%	)

Other expense	$(749)	$(11,878)	(94%	)	$(823)	$(13,306)	(94%	)

The decrease in other expense of $11.1 million in the three months ended June 30, 2005 from the comparable period in 2004 was primarily due to:

•

Mark-to-market valuation adjustments related to derivatives, which decreased $11.9 million primarily because the 2004 derivatives were no longer outstanding in 2005 and the 2005 derivatives originated in April 2005; and

•	Interest expense increased primarily due to the issuance of $31.5 million of convertible notes in April 2005.

The decrease in other expense of $12.5 million in the six months ended June 30, 2005 from the comparable period in 2004 was primarily due to:

•

Mark-to-market valuation adjustments related to derivatives, which decreased $13.5 million primarily because the 2004 derivatives were no longer outstanding in 2005 and the 2005 derivatives originated in April 2005; and

•	Interest expense increased $0.6 million primarily due to the accrual of 5.5% interest due on the $31.5 million of convertible notes we issued in April 2005.

We expect future mark-to-market adjustments relating to the valuation of derivatives will fluctuate, as the valuation calculation is sensitive to, and directly related to, the likelihood of derivative instrument triggering events occurring and the market price of our common stock on any given measurement date. Also, we anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalents and investments balances. In addition, we anticipate quarterly interest expense in 2005 and 2006 to continue at the level for the three months ended June 30, 2005 as a result of the Notes continuing to be outstanding.

                    Minority interest in loss of variable interest entity

	Three Months Ended June 30,		Percent change 2005/2004	Six Months Ended June 30,		Percent change 2005/2004

	2005	2004		2005	2004

	(in thousands)			(in thousands)
Minority interest in loss of variable interest entity	$2,426	$584	315%	$4,109	$1,125	265%

Minority interest in loss of variable interest entity for the three months and six months ended June 30, 2005 reflects the interests of Celltrion’s other stockholders in the net loss of Celltrion. The three month increase from 2004 is the result of a $2.5 million increase in the losses incurred by Celltrion and an increase in the average percentage ownership of the other stockholders from 53% during the three months ended June 30, 2004 to 68% during the three months ended June 30, 2005. The six month increase from 2004 is the result of a $4.0 million increase in the losses incurred by Celltrion and an increase in the average percentage ownership of the other stockholders from 53% during the six months ended June 30, 2004 to 67% during the six months ended June 30, 2005.

See Note 12, Segment Information, included in the notes to the consolidated financial statements in Part I – Item 1 of this report for segment information.

LIQUIDITY AND CAPITAL RESOURCES

	2005	2004

	(in thousands)
As of June 30:
Cash, cash equivalents and investment securities	$36,339	$18,240
Working capital (deficit)	6,351	(6,238)

Six months ended June 30:
Cash provided by (used in):
Operating activities	$(27,525)	$(10,867)
Investing activities	(25,766)	(13,225)
Financing activities	49,618	12,635
Effect of exchange rate changes on cash and cash equivalents	125	209
Capital expenditures (included in investing activities above)	(28,760)	(20,759)

Our primary financing requirements are for funding our day-to-day working capital requirements and capital equipment expenditures related to the manufacturing facilities in the Republic of Korea and California. As of June 30, 2005, we had 1,803 million Korean Won ($1.7 million equivalent) available for additional borrowing. The liabilities recognized as a result of consolidating Celltrion do not represent additional claims on VaxGen’s or VCI’s assets. Rather, they represent claims against the specific assets of Celltrion. Conversely, the assets recognized as a result of consolidating Celltrion do not represent additional assets that could be used to satisfy claims against VaxGen’s or VCI’s assets. The general creditors of VaxGen and VCI have no recourse to the general credit of Celltrion. The general creditors of Celltrion have no recourse to the general credit of VaxGen and VCI.

Through June 30, 2005, we financed our operations primarily through sales of our common stock, Celltrion’s sales of preferred stock, the issuance of Series A Preferred Stock, convertible notes as well as through revenues from research contracts and grants and debt to finance the purchase of land and construction of facilities in the Republic of Korea. Our future capital requirements will depend on several factors, including:

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

Net cash used in operating activities of $27.5 million and $10.9 million for the six months ended June 30, 2005 and 2004, respectively, was primarily attributable to our net losses although the effect of non-cash charges upon net cash used in operating activities was significant in both years. For example,

•	Compensation expense of $3.9 million in 2005 and $0.8 million in 2004. The increase from 2004 is primarily the result of modifications to the Company’s ESPP in 2005 ($2.9 million);

•

Valuation adjustments of $0.2 million and $13.4 million in the six months ended June 30, 2005 and 2004, respectively, reflecting changes in the fair value of outstanding derivatives. The 2004 changes in fair value primarily resulted from the May 2004 suspension of our SEC registration statement which caused the Series A Warrants to become redeemable for cash at the option of the Series A Warrant holders and due to changes in the fair value of our common stock;

•

Depreciation and amortization of $2.5 million and $0.8 million for the six months ended June 30, 2005, and 2004, respectively. The increase primarily reflects the California facility beginning operations during late 2004 and its expansion ($1.1 million) and the expansion of the Korean operations ($0.5 million); and

•

Minority interest for the non-VaxGen share in the losses of Celltrion of $4.1 million in 2005 and $1.1 million in 2004. The increase from 2004 is the result of a $4.0 million increase in the losses incurred by Celltrion and an increase in the average percentage ownership of the other stockholders from 53% during the six months ended June 30, 2004 to 67% during the six months ended June 30, 2005.

Net cash used in investing activities consisted primarily of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in the six months ended June 30, 2005 and 2004 were made in connection with the expansion of the Korean manufacturing facility ($22.4 million and $18.5 million, respectively) and research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities ($4.8 million and $2.3 million, respectively). In addition, during 2005 we purchased $1.5 million of software related to the implementation of a new enterprise resource planning system. We expect capital expenditures during the remainder of 2005 to increase due to the ongoing expansion of Californian manufacturing facilities. Net cash used in investing activities in 2004 also included $9.7 million from the consolidation of Celltrion as a variable interest entity effective January 1, 2004.

Net cash provided by our financing activities increased to $49.6 million in the six months ended June 30, 2005 from $12.6 million in the comparable period in 2004. In April 2005, we raised net proceeds of $29.7 million through a private placement of 5-1/2% convertible senior subordinated notes due April 1, 2010. In March 2005, Celltrion issued 1,949,700 shares of preferred stock at a price of 5,000 Korean Won ($4.99 equivalent) per share, resulting in proceeds of 9,749 million Korean Won ($9.5 million equivalent). In May 2004, Celltrion issued 693,500 shares of preferred stock at a price of 5,000 Korean Won per share ($4.28 equivalent), resulting in proceeds of 3,447 million Korean Won ($3.0 million equivalent). In January 2003, Celltrion obtained collaterized long-term financing of 52,000 million Korean Won (equivalent to $44.2 million) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan, $10.5 million in 2005 and $9.8 million in 2004, are used for construction of the Incheon administration buildings and manufacturing facility.

At June 30, 2005, $36.3 million, or 16%, of our assets consisted of cash, cash equivalents and investment securities. We had working capital of $6.4 million at June 30, 2005, compared to a working capital deficit of $6.2 million at June 30, 2004. This $12.6 million increase in working capital is primarily due to the following:

•	Cash, cash equivalents and investment securities, which increased by $15.2 million primarily as a result of the Notes;

•

Derivative liabilities, which decreased by $14.9 million primarily as a result of the exchange of the 2001 preferred stock warrants, for which the liabilities existed, for new warrants without associated derivative liabilities during the three months ended September 30, 2004;

•	Accounts payable and accrued expenses, which increased by $14.2 million due to the timing of payments;

•	Partially offset by current obligations, which increased by $7.2 million as a result of increased construction related short-term debt for Celltrion;

•	Due to related parties, which increased by $7.1 million as a result of increased construction related accruals in Korea; and

•	Receivables, which increased by $5.5 million primarily due to the timing of collections from the U.S. government.

We continually review alternatives to obtain additional financing and to increase revenues by procuring future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers. There can be no assurances that we will be successful in these efforts. The cancellation of the SNS Contract, the reaudit of our financial statements for the three years ended December 31, 2003, the resulting restatement of reports previously filed with the Securities and Exchange Commission, the lapsing of our registration statements and the delisting of our common stock may have an adverse impact on whether financing will be available or that it will be available on terms that we will accept. See Subsequent Events in Note 13.

Contractual Obligations

On April 14, 2005, VaxGen entered into an amended lease agreement to secure space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. There were no other significant changes in our contractual obligations during the six months ended June 30, 2005. The following table summarizes our significant contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	2005	2006-07	2008-09	2010 and beyond

	(in thousands)

Note obligations (1)	$40,162	$866	$3,465	$3,465	$32,366
Short-term debt obligations (2)	7,326	7,326	—	—	—
Operating lease obligations (3)	43,260	1,746	7,206	6,252	28,056
Celltrion obligations (4)	62,747	—	12,710	23,361	26,676
Purchase obligations (5)	2,588	500	1,783	206	99

Total contractual obligations	$156,083	$10,438	$25,164	$33,284	$87,197

(1)	Note obligations consist of our payment obligations on our Notes.

(2)	Short-term debt obligations relate to Celltrion’s short-term working capital requirements.

(3)	Operating lease obligations include office and laboratory facilities under non-cancelable operating leases.

(4)	Celltrion obligations reflect principal and interest payments due on Celltrion’s construction loans and land financing as translated on June 30, 2005.

(5)	Purchase obligations include service agreements, contracts related to manufacturing and research operations and license agreements.

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In July 2005, the FASB issued FSP APB 18-1, Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (“FSP APB 18-1”), which provides guidance on how an investor should account for its proportional share of an investee’s equity adjustments for other comprehensive income (“OCI”) upon a loss of significant influence as detailed in paragraph 121 of FAS No. 130, Reporting Comprehensive Income (“FAS 130”).APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”) requires a transaction of an equity method investee of a capital nature be accounted for as if the investee was a consolidated subsidiary, which requires the investor to record its proportionate share of the investee’s adjustments for OCI as increases or decreases to the investment account with corresponding adjustments in equity. FSP APB 18-1 requires that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost and equity method accounting is no longer appropriate. However, to the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in FSP APB 18-1 is effective for us on October 1, 2005. We are currently evaluating the impact of adopting FSP APB 18-1 on our consolidated financial position, results of operations and cash flows.

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

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”).. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. We do not expect the adoption of EITF 06-7 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

                    Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At June 30, 2005, we held available-for-sale securities in the principal amount of $19.2 million. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2005, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

                    Indebtedness

In January 2003, Celltrion obtained collateralized long-term financing of 52,000 million Korean Won ($44.2 million equivalent) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan are to be used for construction of the administration buildings and manufacturing facility. As construction progresses, the bank funds 60% of the progress payments (up to 52,000 million Korean Won), while Celltrion pays the remaining 40%. Celltrion’s land and construction in progress represent collateral for the outstanding Loan balance. Only interest payments are due monthly for the first four years of the Loan term, and principal and interest payments are due monthly for the remaining five years of the Loan term. Interest is adjusted quarterly, based on a 3-month Korean certificate of deposit rate plus 1.5% (an aggregate rate of 5.0% at June 30, 2005). At June 30, 2005, Celltrion owed 52,000 million Korean Won ($50.3 million equivalent) related to the Loan. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2005, the increase in interest payments due under the Loan would increase by an immaterial amount, and would not have a significant effect on our operations or cash flows.

At June 30, 2005, our outstanding non-current liabilities include $31.5 million of our 5 1/2 % Convertible Senior Notes due April 1, 2010 pursuant to our financing through a private placement of these Notes in April 2005. As the Notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes.

As of June 30, 2005, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

                    Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion. Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially affected by changes in these or other factors. We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiary are translated from Korean Won into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. If market foreign currency exchange rates were to change immediately and uniformly by 10% from levels at June 30, 2005, the change would not have a significant effect on our operations or cash flows. As of June 30, 2005, we did not invest in derivative financial instruments, currency swaps or other investments that alter foreign currency exposure.

                    Derivative Valuation Risk

The terms of our convertible notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other expense of $0.2 million for the three and six months ended June 30, 2005. At June 30, 2005, the embedded derivative liability was valued at $1.9 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. The inputs for the valuation analysis of the derivatives include the probabilities of certain triggering events, which we believed to be unlikely as of June 30, 2005. A change in this probability and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to develop a remediation plan to address the material weaknesses in our internal control over financial reporting. The development of our remediation plan is described Item 9A of our 2004 10-K. We expect that the implementation of this plan will extend through the rest of 2005 and beyond.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants are VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff seeks to represent a class of persons who purchased our securities between August 6, 2002 and February 26, 2003, and alleges that the defendants misled investors about the progress of certain clinical trials and our future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. In May 2005, the United States District Court for the Northern District of California dismissed with prejudice this class action lawsuit.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of our stock while in possession of material non-public information about the Company. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of June 30, 2005, we have provided $0.5 million for the settlement of these derivative actions. See Subsequent Events in Note 13 to the unaudited condensed financial statements.

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2005, there has been no significant change to the identified risk factors filed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on February 7, 2007, other than the addition of risk factors associated with the financing of our convertible notes in 2005 as well as the potential impact on our operating results of recently adopted changes in accounting for stock compensation plans, which are discussed below.

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

If we fail to meet our obligations under the Convertible Notes, our payment obligations may be accelerated.

In April 2005, we raised gross proceeds of $31.5 million through a private placement of 5 1/2% Convertible Senior Subordinated Notes (“Notes”) due April 1, 2010. The Notes have the following features:

•	require semi-annual payment of interest in cash at a rate of 5 1/2%;

•	convert, at the option of the holder, into shares of our common stock at an initial conversion price of approximately $14.76 per share subject to adjustment;

•	convert, at our option, into common stock if our common stock reaches a market price of $22.14 per share;

•

will be provisionally redeemable at our option in cash upon the occurrence of certain circumstances, including among others, that the closing price of VaxGen common stock exceeds approximately $22.14 per share subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days; and

•	constitute senior subordinated obligations.

Under the terms of the Notes, if certain events occur, including, without limitation, our failure to pay any installment of principal or interest due under the Notes, then the holders may, among other things, elect to accelerate our obligations under the Notes and declare the outstanding principal balance of the Notes and accrued but unpaid interest thereon immediately due and payable. In the event that the holders declare the Notes immediately due and payable or seek to foreclose on any of our assets, it would have a material adverse effect on our financial position and we may not have sufficient cash to satisfy our obligation.

If we fail to cause a registration statement to be declared effective in accordance with the timetable set forth in the Notes, or in accordance with agreements we have made in connection with private placements of our common stock, we will be subject to liquidated damages or liability for breach of contract.

We agreed to register under the Securities Act shares of our common stock issuable upon conversion of the Notes, as well as shares issued or issuable in private placements of our common stock. We have agreed to file registration statements for these shares within 30 days following the first date we become current in our reporting requirements under the Exchange Act, and to use our best efforts to cause the registration statements to become effective in no event later than 120 days after the filing of such registration statements. We have also made other customary agreements regarding such registrations, including matters relating to indemnification, maintenance of the registration statements, payment of expenses and compliance with state “blue sky” laws. We may be liable for liquidated damages to each Note holder and purchaser in the private placements (a) if the registration statements are not filed on or prior to 30 days of becoming current in our reporting requirements; (b) if the registration statements are not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statements (after being declared effective) cease to be effective in a manner that violates such agreements (collectively “Registration Default”).

In the event of a Registration Default, we may be required to pay liquidated damages. Should we become obligated to make payment of these liquidated damages, it could have a material adverse effect on our financial position and our results of operations, particularly if we become obligated to make a payment in full for all liquidated damages potentially due and payable under these agreements.

Our indebtedness could adversely affect our financial health, limit our cash flow available to invest in the ongoing requirements of our business and adversely affect the price of our common stock.

Our existing indebtedness consists of $31.5 million in convertible notes. This indebtedness, and any future indebtedness we may incur, could have important consequences, including the following:

•	making it more difficult for us to satisfy our financial and payment obligations, or to refinance maturing indebtedness;

•	making us more vulnerable to a downturn in the economy or our business;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	requiring application of a significant portion of our cash flow from operations to the payment of debt service costs, which would reduce the funds available to us for our operations;

•	limiting our flexibility in planning for, or reacting to, changes in our industry, business and markets; and

•	placing us at a competitive disadvantage to the extent we are more highly leveraged than some of our competitors.

We may incur significant additional indebtedness in the future to fund our continued operations or future acquisitions. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase. We may be required to repurchase the notes if certain change in control events occur.

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

Even if Celltrion successfully completes the construction of its Korean manufacturing facility, we cannot be certain that the facility will pass domestic or foreign regulatory approvals or be able to manufacture mammalian cell culture products in commercial quantities on a cost-effective basis or at all. In addition, it is uncertain whether there will be sufficient demand for mammalian cell culture biomanufacturing to make this facility profitable.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

(Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.72	Form of 5 ½% Convertible Senior Subordinated Note due 2010.	8-K	0-26483	4-11-05	4.1

10.73	Indenture, dated April 5, 2005, between VaxGen and U.S. Bank National Association, as trustee.	8-K	0-26483	4-11-05	4.2

10.74	Fifth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated April 14, 2005.	8-K	0-26483	4-21-05	10.1

10.75	Separation Agreement between James M. Cunha and VaxGen, dated June 3, 2005. +	8-K	0-26483	6-06-05	10.1

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Section 1350 Certification					X

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