Form 10-Q
period 2005-09-30
VAXGEN INC
filed 2007-05-31
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-26483

VaxGen, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware
(State or other jurisdiction of	94-3236309
incorporation or organization)	(I.R.S. Employer Identification No.)

349 Oyster Point Boulevard
South San Francisco, California	94080
(Address of Principal Executive Offices)	(Zip Code)

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

VaxGen, Inc.

Form 10-Q

For the Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$10,549	$20,698
Investment securities	12,685	25,392
Accounts receivable	3,183	4,794
Unbilled accounts receivable	2,672	1,855
Due from related party	432	—
Prepaid expenses and other current assets	18,629	2,760

Total current assets	48,150	55,499
Investment in affiliate	19,136	—
Property and equipment	28,297	138,246
Restricted cash	3,246	1,298
Other assets	2,793	3,424

Total assets	$101,622	$198,467

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,523	$7,235
Accrued and other current liabilities	17,521	12,219
Due to related parties	—	12,364
Derivative liabilities	1,346	—

Total current liabilities	24,390	31,818
Convertible debt	29,879	—
Non-current obligations	—	57,531
Deferred rent and other liabilities	3,302	608

Total liabilities	57,571	89,957

Commitments and contingencies (Note 10 and 13)
Minority interest in variable interest entity	—	31,284

Stockholders’ equity:
Common stock	296	292
Additional paid-in capital	265,543	265,635
Deferred stock compensation	(437)	(1,640)
Accumulated deficit	(226,531)	(192,132)
Accumulated other comprehensive income	5,180	5,071

Total stockholders’ equity	44,051	77,226

Total liabilities, minority interest and stockholders’ equity	$101,622	$198,467

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues:
Research contracts and grants	$6,093	$7,254	$23,720	$22,308
Related party services	282	—	282	—

Total revenues	6,375	7,254	24,002	22,308

Operating expenses:
Research and development	15,476	10,431	48,982	28,862
General and administrative	7,950	6,101	24,062	16,633

Loss from operations	(17,051)	(9,278)	(49,042)	(23,187)

Other income (expense):
Interest and other	(460)	88	(1,107)	503
Gain on sale of investment	11,196	—	11,196	—
Valuation adjustments	626	(2,461)	450	(16,183)
Equity in loss of affiliate	(1,055)	—	(1,055)	—
Foreign currency	1,050	—	1,050	—

Total other income (expense)	11,357	(2,373)	10,534	(15,680)

Net loss before minority interest	(5,694)	(11,651)	(38,508)	(38,867)
Minority interest in loss of variable interest entity	—	819	4,109	1,944

Net loss	$(5,694)	$(10,832)	$(34,399)	$(36,923)

Basic and diluted net loss per share	$(0.19)	$(0.43)	$(1.16)	$(1.46)

Weighted average shares used in computing basic and diluted net loss per share	29,607	25,371	29,597	25,214

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(34,399)	$(36,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of investment	(11,196)	—
Minority interest in loss of variable interest entity	(4,109)	(1,944)
Depreciation and amortization	3,566	1,271
Amortization of premiums and discounts on investment securities	95	232
Stock compensation expense	4,776	1,394
Valuation adjustments	(450)	15,402
Non-cash interest expense	353	—
Equity in loss of affiliate	1,055	—
Foreign currency gain	(1,050)	—
Changes in assets and liabilities:
Receivables	(1,270)	1,733
Prepaid expenses and other current assets	(1,903)	105
Accounts payable	960	3
Accrued and other current liabilities	8,848	1,770
Due to (from) related parties	(432)	(210)
Deferred rent and other liabilities	639	(71)

Net cash used in operating activities	(34,517)	(17,238)

Cash flows from investing activities:
Purchase of property and equipment	(31,845)	(28,667)
Proceeds from sale of affiliate stock	2,049	—
Purchase of affiliate stock	(1,152)	—
Purchase of investment securities	—	(15,975)
Proceeds from sale and maturities of investment securities	13,567	21,163
Cash (used in) provided by deconsolidation/consolidation of variable interest entity	(3,811)	9,723
Change in restricted cash	(2,142)	8,481
Other	(1,916)	(399)

Net cash used in investing activities	(25,250)	(5,674)

Cash flows from financing activities:
Proceeds from private placements, net	9,482	2,965
Proceeds from convertible debt and derivative liability, net	29,722	—
Proceeds from non-current obligations	10,493	13,267
Payments on non-current obligations	—	(1,169)
Exercise of employee stock options	—	575
Employee stock purchase plan	—	447
Other	(79)	93

Net cash provided by financing activities	49,618	16,178
Effect of exchange rate changes on cash and cash equivalents	—	228

Decrease in cash and cash equivalents	(10,149)	(6,506)
Cash and cash equivalents at beginning of period	20,698	13,221

Cash and cash equivalents at end of period	$10,549	$6,715

Supplemental schedule of non-cash activities:
Accrued purchases of property and equipment	$—	$5,652

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

The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

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

VCI has been consolidated by VaxGen since its inception in the third quarter of 2002; and Celltrion was consolidated by VaxGen from January 1, 2004 to June 30, 2005. Prior to implementing the consolidation provisions within Interpretation No. 46, Consolidation of Variable Interest Entities, as revised by the Financial Accounting Standards Board (“FASB”) in December 2003 (“FIN 46R”) as well as beginning July 1, 2005, as discussed below, VaxGen had reflected its investment in Celltrion in its financial statements using the equity method.

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

In September 2005, VaxGen entered into an agreement to raise approximately $15.1 million in gross proceeds through the sale of 1.2 million of its shares in Celltrion to a group of Korean investors. Nexol Co purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. As a result, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion has been deconsolidated from VaxGen effective July 1, 2005; thereafter, VaxGen’s investment in Celltrion is being accounted for under the equity method. At September 30, 2005, VaxGen’s ownership interest in Celltrion was 22%.

In June 2005, Celltrion entered into several agreements to manufacture biologic products being developed by Bristol-Myers Squibb Company (“BMS”). Technology transfer activities began immediately upon the execution of the BMS agreements. Production of product, which will be manufactured according to U.S. cGMP standards, is expected to utilize a significant portion of Celltrion’s 50,000 liters of bioreactor capacity and began in 2006. VaxGen and Celltrion entered into a Technical Support and Services Sub-Agreement (“Sub-Agreement”) effective in June 2005. The Sub-Agreement provides for VaxGen to assist Celltrion with services required under the BMS agreement. Under the Sub-Agreement, VaxGen will be paid for out-of-pocket expenses and services rendered. Amounts earned by VaxGen under this agreement are included in related party service revenues in the consolidated statement of operations.

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

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share as restated would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net loss – as reported	$(5,694)	$(10,832)	$(34,399)	$(36,923)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	878	192	4,574	408
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(2,124)	(1,784)	(9,222)	(5,746)

Net loss – pro forma	$(6,940)	$(12,424)	$(39,047)	$(42,261)

Net loss per share –basic and diluted, as reported	$(0.19)	$(0.43)	$(1.16)	$(1.46)
Net loss per share –basic and diluted, pro forma	$(0.23)	$(0.49)	$(1.32)	$(1.68)

During the nine months ended September 30, 2005, there were no stock options granted by VaxGen and there were no enrollments in the Employee Stock Purchase Plan. The value of each option grant and Employee Stock Purchase Plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no expected dividends):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

VaxGen Stock Option Plans
Risk-free interest rate	n/a	3.61%	n/a	3.77%
Expected life in years	n/a	5.0	n/a	5.0
Volatility	n/a	102%	n/a	100%

Celltrion Stock Option Plan
Risk-free interest rate	n/a	4.88%	4.30%	4.88%
Expected life in years	n/a	6.0	6.0	6.0
Volatility	n/a	71%	62%	72%

VaxGen Employee Stock Purchase Plan
Risk-free interest rate	n/a	1.86%	n/a	1.36%
Expected life in years	n/a	1.0	n/a	1.0
Volatility	n/a	84%	n/a	88%

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

3. Net Loss per Share

Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For all periods presented, the following potential common shares were excluded from the computation of diluted net loss per share, as their effect was antidilutive (in thousands):

	Nine Months Ended September 30,

	2005	2004

Potentially dilutive securities:
Options to purchase common stock	4,518	4,560
Warrants to purchase common stock	959	1,846
Convertible notes	2,134	—

Total	7,611	6,406

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

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net loss	$(5,694)	$(10,832)	$(34,399)	$(36,923)
Foreign currency translation adjustments	(7,505)	10	147	84
Unrealized gains (losses) on investment securities	21	49	(38)	(38)

Comprehensive loss	$(13,178)	$(10,773)	$(34,290)	$(36,877)

5. Balance Sheet Components

                    Restricted Cash

At September 30, 2005 and December 31, 2004, VaxGen had restricted cash of $3.2 million and $1.1 million, respectively, as compensating balances to support outstanding letters of credit. The letters of credit, which increased as a result of the amended lease discussed below, relate to the Company’s facilities leases and utility services and are renewed annually. At December 31, 2004, Celltrion had restricted cash of $0.2 million representing a deposit for utility services.

                    Prepaid Expenses and Other Current Assets

In September 2005, VaxGen entered into an agreement to raise approximately $15.1 million in gross proceeds through the sale of 1.2 million of its shares in Celltrion to a group of Korean investors. In September 2005, VaxGen received $2.0 million of the gross proceeds from the transaction. The balance of the receivable is included in prepaid expenses and other current assets at September 30, 2005. Included in the other income for the three and nine months ended September 30, 2005 is an $11.2 million gain on the sale and a $1.1 million foreign currency gain as a result of the change in the value of the Korean Won.

                    Investment in Affiliate

During the three months ended September 30, 2005, Celltrion sold common stock as follows:

•	3,000,000 shares to the existing stockholders and others at a price of 5,000 Korean Won ($4.80 equivalent) per share, resulting in proceeds of 15,000 million Korean Won ($14.4 million equivalent);

•	1,986,301 shares to the existing stockholders and others at a price of 5,000 Korean Won ($4.91 equivalent) per share, resulting in proceeds of 9,932 million Korean Won ($9.8 million equivalent); and

•	33,924 shares to JS at a price of 22,500 Korean Won ($21.76 equivalent) per share, resulting in proceeds of 763 million Korean Won ($0.7 million equivalent).

In July 2005, VaxGen participated in a round of fund-raising with the Korean Investors and purchased from Celltrion 239,068 shares of common stock for $1.2 million.

As a result of these transactions, VaxGen’s ownership interest in Celltrion decreased from 32% to 22%, but because of the amounts invested VaxGen’s net equity in Celltrion increased by $2.9 million. Because Celltrion is not yet an operating company, this increase has been reflected as an equity transaction included in additional paid-in capital.

                    Accrued and Other Current Liabilities

Accrued and other current liabilities at September 30, 2005 and December 31, 2004 included employment benefit accruals of $6.8 million (including $3.2 million for the ESPP Bonus discussed in Note 7) and $2.5 million, respectively, customer advances of $4.5 million and $2.1 million, respectively, and a sub-contractor settlement accrual from 2004 of $1.5 million.

                    Deferred Rent and Other Liabilities

On April 14, 2005, VaxGen entered into an amended lease agreement to secure space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. This lease terminates in December 2016. Included in deferred rent and other liabilities at September 30, 2005 is $3.1 million of deferred rent associated with this amended lease. As a result of the timing of cash flows under the amended lease this deferred rent increased by $0.7 million during the nine months ended September 30, 2005 and will increase by $0.2 million, $0.7 million, $0.6 million, $0.5 million in the three months ended December 31, 2005 and the years ended December 31, 2006, 2007 and 2008, respectively. Thereafter, the $5.1 million balance at December 31, 2008 will be amortized through 2016.

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

The Company initially valued the derivative liability associated with the Notes at $1.8 million. This amount was accounted for as a reduction in the initial carrying value of the Notes and an increase to current liabilities. This discount to the Notes is being amortized over five years using the effective interest method. Interest expense for the three and nine months ended September 30, 2005 reflects non-cash amortization charges of $0.1 million and $0.2 million, respectively, related to this discount. For the three and nine months ended September 30, 2005, valuation adjustments income of $0.6 million and $0.4 million, respectively, represented the decrease in the fair value of the derivative liability.

The Company incurred financing expenses associated with the Notes of $1.8 million. This amount was accounted for as an increase to non-current other assets. The financing expenses are being amortized over five years using the straight-line method. Interest expense for the three and nine months ended September 30, 2005 reflects non-cash amortization charges of $0.1 million and $0.2 million, respectively, related to these expenses.

Interest expense on the Notes for the three and nine months ended September 30, 2005 was $0.6 million and $1.2 million, respectively. The Company estimates the fair market value of the Notes to be $40.1 million at September 30, 2005.

                    Valuation of Note and Note Derivatives

The Note and related derivatives have been valued using the Monte Carlo fair value methodology. The Company completed the valuation of the Notes and the change in control put option. The Monte Carlo methodology allows flexibility in incorporating various assumptions such as probabilities of a change in control. The valuations are based on the information available as of the various valuation dates.

The inputs for valuation analysis of the derivatives embedded in the Notes include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the Company’s market capitalization, the conversion rate of the Notes, the risk free interest rate as well as the credit spread, which represents the Company’s risk premium over the risk free interest rate.

The key inputs for the valuation analysis of these embedded derivatives were as follows:

	April 2005	September 30, 2005

Volatility	99%	95%
Risk free interest rate	4.1%	4.1%
Credit spread	13.9%	13.9%

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

7. Employee Stock Purchase Plan

The ESPP is implemented by a series of 24-month offering periods (each an “Offering Period” and collectively “Offering Periods”). Offering Periods were suspended effective July 1, 2004 as a result of the Company’s delisting in August 2004.

In March 2005, the Board of Directors approved the extension of the Offering Period ending in March 2005 which resulted in a modification of the terms of the underlying options. The Offering Periods ending in June 2005 and September 2005 were also extended. During the three and nine months ended September 30, 2005, the Company recorded $0.5 million and $2.7 million, respectively, in non-cash research and development compensation expense for these modifications. During the three and nine months ended September 30, 2005, the Company recorded $0.1 million and $0.8 million, respectively, in non-cash general and administrative compensation expense for these modifications.

In September 2005, the Compensation Committee of the Company’s Board of Directors approved a contingent bonus program for employees participating in the ESPP. Under this program, a bonus would be payable to ESPP participants in the event the ESPP was terminated by the Company (“ESPP Bonus”). In November 2005, the Company terminated the ESPP and the ESPP Bonus therefore became payable. Payment of this bonus was contingent upon the successful completion of a financing subsequent to the termination of the ESPP and was available only to individuals who were employees of the Company at the time of the bonus payment. During the three months ended September 30, 2005, the Company recorded a research and development expense of $2.5 million and a general and administrative expense of $0.7 million for the estimated cost of this bonus program.

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

9. Related Party Transactions

In December 2002, Celltrion engaged Daewoo Engineering and Construction Co., Ltd. (“Daewoo”) to manage the construction of the Incheon manufacturing facility and administration buildings. In January 2003, Daewoo purchased 260,000 shares of Celltrion’s preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share). At the time of this purchase, Nexol’s and Celltrion’s Chief Executive Officer, who are the same person, entered into a purchase agreement with Daewoo. Per the terms of this purchase agreement, upon the completion of the construction of Celltrion’s facility, Daewoo would sell these shares to Nexol at the original purchase price. Celltrion’s Chief Executive Officer guaranteed this agreement. Effective July 1, 2005, Celltrion was deconsolidated from VaxGen and accounted for under the equity method. During the three months ended September 30, 2004, Celltrion paid Daewoo $2.9 million. During the nine months ended September 30, 2005, while consolidated with VaxGen, and 2004, Celltrion paid Daewoo $10.9 million and $16.5 million, respectively, related to the construction of the Incheon facilities.

In June 2005, Celltrion entered into several agreements to manufacture biologic products being developed by Bristol-Myers Squibb Company (“BMS”). Technology transfer activities began immediately upon the execution of the BMS agreements. Production of product, which will be manufactured according to U.S. cGMP standards, is expected to utilize a significant portion of Celltrion’s 50,000 liters of bioreactor capacity and began in 2006. VaxGen and Celltrion entered into a Technical Support and Services Sub-Agreement (“Sub-Agreement”) effective in June 2005. The Sub-Agreement provides for VaxGen to assist Celltrion with services required under the BMS agreement. Under the Sub-Agreement, VaxGen will be paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.2 million of revenue under this agreement during the three and nine months ended September 30, 2005.

10. Commitments and Contingencies

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

Per the terms of the amended lease agreement, VaxGen’s future minimum annual payments as of September 30, 2005 under operating lease obligations are as follows:

Year ending December 31:

2005 remainder	$920
2006	3,934
2007	3,272
2008	2,838
2009	3,414
2010 and beyond	28,056

Total	$42,434

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

11. Legal Proceedings

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants were VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff sought to represent a class of persons who purchased our securities between August 6, 2002 and February 26, 2003, and alleged that the defendants misled investors about the progress of certain clinical trials and our future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. In May 2005, the United States District Court for the Northern District of California dismissed with prejudice this class action lawsuit.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action were Company directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former Company directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants were Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint were similar to those contained in the class actions, although unlike the class action, in the derivative action the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs alleged as well that the Vulcan Defendants sold shares of our stock while in possession of material non-public information about us. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment, and against the Vulcan Defendants for breach of fiduciary duty and insider trading. The Company Directors and the Vulcan Defendants filed demurrers challenging the demand futility allegations in the consolidated complaint. The Court overruled the defendants’ demurrers and the parties entered the discovery phase of the litigation. The parties subsequently entered into settlement discussions. The Company settled the shareholders’ derivative lawsuit in 2005. Under the terms of the settlement, the Company paid $0.5 million to the derivative plaintiffs to cover attorneys’ fees and also agreed to make certain changes in its disclosure practices and procedures. The settlement was approved by the court in September 2005.

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

12. Segment Information

The Company’s segment information has been prepared in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to January 1, 2004 and since July 1, 2005, the Company operated in one business segment. As a result of the consolidation of Celltrion in 2004 and the deconsolidation of Celltrion in July 2005, from January 1, 2004 to June 30, 2005, the Company operated in two business segments. VaxGen’s business segment is the development of vaccines that immunize against infectious disease and Celltrion’s is mammalian cell culture biomanufacturing. Each segment has discrete financial information and its own management structure.

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from the U.S. Department of Health and Human Services, the National Institutes of Health and related entities. From its inception through September 30, 2005, Celltrion had not been operational or earned any revenues. All of VaxGen’s operating assets are located in the United States of America. Celltrion’s operating assets are located in the Republic of Korea.

Information regarding the segments is stated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

Revenues	2005	2004	2005	2004

VaxGen	$6,375	$7,346	$24,129	$22,666
Celltrion	n/a	—	—	—
Eliminations	n/a	(92)	(127)	(358)

Total	$6, 375	$7,254	$24,002	$22,308

	Three Months Ended September 30,		Nine Months Ended September 30,

Depreciation and Amortization	2005	2004	2005	2004

VaxGen	$1,097	$404	$2,959	$1,150
Celltrion	n/a	456	1,538	1,338
Eliminations	n/a	(407)	(931)	(1,217)

Total	$1,097	$453	$3,566	$1,271

	Three Months Ended September 30,		Nine Months Ended September 30,

Interest Expense	2005	2004	2005	2004

VaxGen	$642	$—	$1,232	$—
Celltrion	n/a	—	524	—

Total	$642	$—	$1,756	$—

	Three Months Ended September 30,		Nine Months Ended September 30,

Equity in Loss of Affiliate	2005	2004	2005	2004

VaxGen (in Celltrion)	$(1,055)	$(191)	$(3,081)	$(1,623)
Celltrion (in VCI)	n/a	(130)	—	(657)
Eliminations	n/a	321	2,026	2,280

Total	$(1, 055)	$—	$(1,055)	$—

	Three Months Ended September 30,		Nine Months Ended September 30,

Net Loss	2005	2004	2005	2004

VaxGen	$(5,694)	$(11,333)	$(34,308)	$(37,310)
Celltrion	n/a	(713)	25,617	(3,764)
Eliminations	n/a	1,214	(25,708)	4,151

Total	$(5,694)	$(10,832)	$(34,399)	$(36,923)

Property and Equipment, net	September 30, 2005	December 31, 2004

VaxGen	$28,297	$22,017
Celltrion	n/a	116,359
Eliminations	n/a	(130)

Total	$28,297	$138,246

Investment in Affiliate	September 30, 2005	December 31, 2004

VaxGen (in Celltrion)	$19,136	$25,450
Eliminations	n/a	(25,450)

Total	$19,136	$—

Total Assets	September 30, 2005	December 31, 2004

VaxGen	$101,622	$92,056
Celltrion	n/a	165,641
Eliminations	n/a	(59,230)

Total	$101,622	$198,467

	Three Months Ended September 30,		Nine Months Ended September 30,

Purchases of Property and Equipment	2005	2004	2005	2004

VaxGen	$(3,085)	$(1,632)	$(9,379)	$(3,932)
Celltrion	n/a	(6,276)	(22,466)	(24,735)

Total	$(3,085)	$(7,908)	$(31,845)	$(28,667)

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

                    Agreements between VaxGen and Celltrion

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

During 2006, VaxGen received gross proceeds of $130 million from the sale of most of its Celltrion common stock to Nexol and affiliates of Nexol. As a result, as of June 30, 2006, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1 2006, VaxGen’s investment in Celltrion will be accounted for under the cost method in accordance with APB 29. In September 2006, the joint venture agreement between VaxGen and the Korean Investors was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion.

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

We are developing vaccines against inhalation anthrax and smallpox for the purpose of biodefense. In 2002 and 2003, we were awarded contracts with an aggregate consideration of up to $101.2 million for the development of our anthrax vaccine (“NIAID Contracts”). On November 4, 2004, we were awarded the SNS contract for $877.5 million to provide 75 million doses of our recombinant anthrax vaccine to the U.S. government SNS for civilian defense. The SNS Contract also includes up to an additional $69 million in cost-plus fixed-fee task orders, which may be awarded at the government’s discretion. We expect to receive payment under the SNS Contract when we deliver our anthrax vaccine and it is accepted by the U.S. government into the SNS.

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

Celltrion

During 2004, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (as revised, “FIN 46R”), and determined that Celltrion, Inc. (“Celltrion”), our equity method investee as of the date of adoption, constituted a variable interest entity (“VIE”) and that we are its primary beneficiary. Accordingly, in accordance with FIN 46R, our consolidated financial statements include the accounts of our VIE from January 1, 2004 to June 30, 2005, as if Celltrion has been consolidated since its inception.

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

In September 2005, we entered into purchase agreements to raise approximately $15.1 million in gross proceeds through the sale of 1.2 million of our shares in Celltrion to a group of Korean investors. Nexol Co., Ltd. (“Nexol”) purchased 250,000 of these shares and subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. As a result, as of the quarter ended September 30, 2005, we were no longer the primary beneficiary of Celltrion. Effective July 1, 2005, the results of Celltrion are deconsolidated from our results and thereafter, recorded in our accounts under the equity method of accounting. At September 30, 2005, our ownership interest in Celltrion was 22%.

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

See Subsequent Events in Note 13 to the unaudited condensed financial statements for more information regarding events occurring after September 30, 2005.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters Ended September 30, 2005 and 2004

                    Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	Percent change 2005/2004	2005	2004	Percent change 2005/2004

	(in thousands)			(in thousands)
Revenues	$6,375	$7,254	(12%)	$24,002	$22,308	8%

Research contracts and grants revenue in the three months ended September 30, 2005 and 2004 were primarily from our Anthrax Contracts principally reflecting work performed under our NIAID Contracts. In 2005, as a result of the timing of NIAID-related activities these revenues decreased by $1.4 million.

Research contracts and grants revenue in the nine months ended September 30, 2005 and 2004 were primarily from our Anthrax Contracts principally reflecting work performed under our NIAID Contracts. In 2005, principally as a result of the timing of NIAID-related activities these revenues increased by $1.9 million while revenues from AIDSVAX-related activities decreased by $0.5 million from the comparable period in the prior year. Revenues from related party services performed for our affiliate were eliminated in consolidation in 2004. Related party services revenues were earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and construction of Celltrion’s manufacturing facility. The amounts earned vary with the level of services required and increased over the periods presented as Celltrion’s facility efforts increased. Celltrion did not earn any revenues during these periods.

Revenues earned in one period are not indicative of revenues to be earned in future periods. We expect future years’ revenues to be progressively less, as efforts shift from work done under the advanced development contracts to work under the SNS contract, from which no revenues will be earned until shipments commence.

                    Research and development expenses

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	Percent change 2005/2004	2005	2004	Percent change 2005/2004

	(in thousands)			(in thousands)
Research and development expenses	$15,476	$10,431	48%	$48,982	$28,862	70%

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

The following table details research and development expenses by major project:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	Percent change 2005/2004	2005	2004	Percent change 2005/2004

	(in thousands)			(in thousands)
Direct Costs:
Anthrax Contracts	$7,107	$4,964	43%	$20,800	$13,834	50%
AIDSVAX	621	197	215%	1,080	576	88%
Smallpox	1,136	858	32%	3,181	2,154	48%
VCI	1,819	1,381	32%	5,526	3,284	68%

Total direct costs	10,683	7,400	44%	30,587	19,848	54%
Indirect and other costs	4,793	3,031	58%	18,395	9,014	104%

Research and development expenses	$15,476	$10,431	48%	$48,982	$28,862	70%

The increase of $5.0 million in research and development expenses in the three months ended September 30, 2005 over the comparable period in 2004 was primarily due to:

•	Direct costs associated with our Anthrax Contracts, which increased by $2.1 million primarily due to increased development work;

•	Indirect research and development costs, which increased by $1.7 million, consisting primarily of:

–

Stock compensation charges, which increased by $3.0 million consisting of $0.5 million in connection with the 2005 modification of offering periods of our employee stock purchase plan and $2.5 million for 2005 ESPP bonuses;

	–	Facilities overhead costs, which increased by $0.8 million due to the expansion of the VCI facility; and

–

Partially offset by Celltrion research and development costs, which decreased by $0.3 million due to the deconsolidation of Celltrion effective July 1, 2005, and other development costs, which decreased by $1.8 million;

•	Direct costs associated with supporting VCI, which increased by $0.5 million due to the expansion of the facility;

•	Direct costs associated with AIDSVAX, which increased by $0.4 million as we continued limited work on AIDSVAX-related activities; and

•	Direct costs associated with our smallpox program, consisting primarily of labor costs, which increased by $0.3 million as we expand our program efforts.

The increase of $20.1 million in research and development expenses in the nine months ended September 30, 2005 over the comparable period in 2004 was primarily due to:

•	Indirect research and development costs, which increased by $9.4 million, consisting primarily of:

–

Stock compensation charges, which increased by $5.2 million consisting of $2.7 million in connection with the 2005 modification of offering periods of our employee stock purchase plan and $2.5 million for 2005 ESPP bonuses;

	–	Other development costs, which increased by $1.3 million due to expanded operations;

–

Celltrion’s research and development expenses in the nine months ended September 30, 2005 increased $0.7 million as Celltrion expanded its operations; Celltrion’s operations were included in our consolidated results from January 1, 2004 to June 30, 2005; and

	–	Facilities overhead costs, which increased by $2.2 million due to the expansion of the VCI facility;

•	Direct costs associated with our Anthrax Contracts, which increased by $7.0 million primarily due to increased development work;

•	Direct costs associated with supporting VCI, which increased by $2.2 million due to expansion of the VCI facility;

•	Direct costs associated with our smallpox program, consisting primarily of clinical and labor costs, which increased by $1.0 million as we expand our program efforts; and

•	Direct costs associated with AIDSVAX, which increased by $0.5 million as we continued limited work on AIDSVAX-related activities.

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

                    General and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	Percent change 2005/2004	2005	2004	Percent change 2005/2004

	(in thousands)			(in thousands)
General and administrative expenses	$7,950	$6,101	30%	$24,062	$16,633	45%

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The increase of $1.8 million in general and administrative expenses in the three months ended September 30, 2005 over the comparable period of 2004 was primarily due to:

•	Personnel costs, which increased by $1.5 million due to increased headcount to support our expanding operations consisting of:

-

Stock compensation charges, which increased by $0.8 million consisting of $0.1 million in connection with the 2005 modification of offering periods of our employee stock purchase plan and $0.7 million for 2005 ESPP bonuses; and

	-	Salary and related benefits, which increased by $0.7 million as we expanded our administrative capabilities in support of the newly awarded supply contract;

•	Overhead expenses included in general and administrative expenses, which increased by $0.7 million in 2005 compared to 2004 consisting of:

-

Occupancy costs, principally, rent and security services, which increased by $0.9 million due to our amended lease in April 2005 to secure space to support the production of our recombinant anthrax vaccine candidate as well as our other programs;

	-	Computer and office equipment purchases or leases as well as maintenance costs, which increased by $0.3 million in support of increased headcount;

	-	General operating expenses necessary to support our expanded infrastructure, which increased by $0.3 million;

	-	Partially offset by $0.8 million in 2005 for costs that were allocated to research and development resulting from increased headcount;

•

Professional services, which decreased by $0.4 million principally reflecting services consisting of consulting fees associated with our efforts to comply with various reporting and regulatory requirements as well as investor relations expenses; and

•	Celltrion’s operating expenses were not included in our consolidated results effective July 1, 2005, which were $1.1 million in the three months ended September 30, 2004.

The increase of $7.4 million in general and administrative expenses in the nine months ended September 30, 2005 over the comparable period of 2004 was primarily due to:

•	Personnel costs, which increased by $3.8 million due to increased headcount to support our expanding operations consisting of:

-

Stock compensation charges, which increased by $1.5 million consisting of $0.8 million in connection with the 2005 modification of offering periods of our employee stock purchase plan and $0.7 million for 2005 ESPP bonuses; and

	-	Salary and related benefits, which increased by $2.3 million as we expanded our administrative capabilities in support of the newly awarded supply contract;

•	Overhead expenses included in general and administrative expenses, which increased by $1.0 million in 2005 compared to 2004 consisting of:

-

Occupancy costs, principally, rent and security services, which increased by $1.7 million due to our amended lease in April 2005 to secure space to support the production of our recombinant anthrax vaccine candidate as well as our other programs;

	-	Computer and office equipment purchases or leases as well as maintenance costs, which increased by $0.6 million in support of increased headcount;

	-	General operating expenses necessary to support our expanded infrastructure, which increased by $0.9 million; and

	-	Partially offset by $2.2 million in 2005 for costs that were allocated to research and development resulting from increased headcount;

•	Professional services, which increased by $2.6 million principally reflecting:

	-	Consulting fees associated with our efforts to comply with various reporting and regulatory requirements, which increased by $3.1 million;

	-	Partially offset by a decrease of $0.5 million for the settlement of derivative lawsuits which we had provided for in 2004; and

•

Celltrion’s general and administrative expenses, which increased by $1.6 million as Celltrion expanded its operations; effective July 1, 2005, Celltrion’s operating expenses were not included in our consolidated results.

We expect that VaxGen’s general and administrative expenses will exceed historical levels during the remainder of 2005 and in 2006 and will reflect substantial additional resources required to support our increased research and development activities, operations and public reporting requirements.

                    Other income (expense)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	Percent change 2005/2004	2005	2004	Percent change 2005/2004

	(in thousands)			(in thousands)
Interest and other	$(460)	$88	(623%)	$(1,107)	$503	(320%)
Gain on sale of investment	11,196	—	*	11, 196	—	*
Valuation adjustments	626	(2,461)	(125%)	450	(16,183)	(103%)
Equity in loss of affiliate	(1,055)	—	*	(1,055)	—	*
Foreign currency	1,050	—	*	1.050	—	*

Other income (expense)	$11,357	$(2,373)	(579%)	$10,534	$(15,680)	(167%)

*         Calculation not meaningful

The change to other income of $11.4 million in the three months ended September 30, 2005 from other expense of $2.4 million in the comparable period in 2004 was primarily due to:

•	In September 2005, we sold 1.2 million of our shares in Celltrion resulting in a gain of $11.2 million;

•

Net mark-to-market valuation adjustments expense related to our derivatives, which decreased by $3.1 million primarily because the 2004 derivatives were no longer outstanding in 2005 and the 2005 derivatives originated in April 2005;

•

Our equity ownership of Celltrion’s losses, which were $1.1 million in 2005 as a result of the deconsolidation of Celltrion effective July 1, 2005, compared to zero in 2004 when Celltrion was consolidated. At September 30, 2005, our ownership interest in Celltrion was 22%;

•	Interest expense, which increased by $0.6 million primarily due to the accrual of 5.5% interest due on the $31.5 million of convertible notes we issued in April 2005; and

•	Favorable foreign currency changes, which increased by $1.1 million primarily related to the sale of some of our Celltrion common shares.

The change to other income of $10.5 million in the nine months ended September 30, 2005 from other expense of $15.6 million in the comparable period in 2004 was primarily due to:

•	In September 2005, we sold 1.2 million of our shares in Celltrion resulting in a gain of $11.2 million;

•

Net mark-to-market valuation adjustments expense related to our derivatives, which decreased by $16.6 million primarily because the 2004 derivatives were no longer outstanding in 2005 and the 2005 derivatives originated in April 2005; other expense of $16.2 million associated with our 2004 derivatives resulted primarily due to the May 2004 suspension of our SEC registration statement which caused the Series A Warrants to become redeemable for cash at the option of the Series A Warrant holders as well as due to changes in the fair value of our common stock;

•	Interest expense, which increased by $1.2 million primarily due to the accrual of 5.5% interest due on the $31.5 million of convertible notes we issued in April 2005;

•

Our equity ownership of Celltrion’s losses, which were $1.1 million in 2005 as a result of the deconsolidation of Celltrion effective July 1, 2005, compared to zero in 2004 when Celltrion was consolidated; and

•	Favorable foreign currency changes, which increased by $1.1 million primarily related to the sale of some of our Celltrion common shares.

We expect future mark-to-market adjustments relating to the valuation of derivatives will fluctuate, as the valuation calculation is sensitive to, and directly related to, the likelihood of derivative instrument triggering events occurring and the market price of our common stock on any given measurement date. Also, we anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalents and investments balances. In addition, we anticipate quarterly interest expense in 2005 and 2006 to continue at the level for the three months ended September 30, 2005 as a result of the Notes continuing to be outstanding.

                    Minority interest in loss of variable interest entity

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	Percent change 2005/2004	2005	2004	Percent change 2005/2004

	(in thousands)			(in thousands)
Minority interest in loss of variable interest entity	$—	$819	(100%)	$4,109	$1,944	111%

Minority interest in loss of variable interest entity reflects the interest of Celltrion’s other stockholders in the net loss of Celltrion. As a result of the deconsolidation of Celltrion, effective July 1, 2005, the other stockholders’ share of Celltrion’s losses are no longer reflected in our consolidated results. The increase while Celltrion was consolidated for the nine months ended September 30, 2005 over the comparable period in 2004 is the result of a $6.2 million increase in losses as a result of expanded operations by Celltrion and an increase in the average percentage ownership of the other stockholders to 69% in 2005 from 53% in 2004; partially offset by no minority interest charge for the three months ended September 30, 2005.

See Note 12, Segment Information, included in the notes to the consolidated financial statements in Part I – Item 1 of this report for segment information.

LIQUIDITY AND CAPITAL RESOURCES

	2005	2004

	(in thousands)
As of September 30:
Cash, cash equivalents and investment securities	$23,234	$15,861
Working capital	23,761	3,183

Nine months ended September 30:
Cash provided by (used in):
Operating activities	$(34,517)	$(17,238)
Investing activities	(25,250)	(5,674)
Financing activities	49,618	16,178
Effect of exchange rate changes on cash and cash equivalents	—	228
Capital expenditures (included in investing activities above)	(31,845)	(28,667)

Our primary financing requirements are for funding our day-to-day working capital requirements and capital equipment expenditures related to the manufacturing facilities in the Republic of Korea and California. Effective July 1, 2005, Celltrion was deconsolidated from VaxGen and accounted for under the equity method. At September 30, 2005, our ownership interest in Celltrion was 22%. The liabilities recognized as a result of consolidating Celltrion from January 1, 2004 to June 30, 2005 did not represent additional claims on VaxGen’s or VCI’s assets. Rather, they represented claims against the specific assets of Celltrion. Conversely, the assets recognized as a result of consolidating Celltrion from January 1, 2004 to June 30, 2005 did not represent additional assets that could be used to satisfy claims against VaxGen’s or VCI’s assets. The general creditors of VaxGen and VCI had no recourse to the general credit of Celltrion. The general creditors of Celltrion had no recourse to the general credit of VaxGen and VCI.

Through September 30, 2005, we financed our operations primarily through sales of our common stock, sales of Celltrion preferred stock, the issuance of Series A Preferred Stock, the issuance of convertible notes as well as through revenues from research contracts and grants and debt to finance the purchase of land and construction of facilities in the Republic of Korea. Our future capital requirements will depend on several factors, including:

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

Net cash used in operating activities of $34.5 million and $17.2 million for the nine months ended September 30, 2005 and 2004, respectively, was primarily attributable to our net losses although the effect of non-cash charges upon net cash used in operating activities was significant in both periods. For example,

•

Valuation adjustment income of $0.4 million and expense of $15.4 million in the nine months ended September 30, 2005 and 2004, respectively, reflecting changes in the fair value of outstanding warrants and derivatives. This change in fair value primarily resulted from the May 2004 suspension of our SEC registration statement which caused the Series A Warrants to become redeemable for cash at the option of the Series A Warrant holders and due to changes in the fair value of our common stock;

•

Minority interest in loss of variable interest entity of $4.1 million, for their share of Celltrion’s net losses for the nine months ended September 30, 2005, exceeded the $1.9 million recognized in 2004. This was the result of a $6.2 million increase in losses as a result of expanded operations by Celltrion and an increase in the average percentage ownership of the other stockholders to 69% in 2005 from 53% in 2004; partially offset by no minority interest charge for the three months ended September 30, 2005;

•

Depreciation and amortization of $3.6 million and $1.3 million for the nine months ended September 30, 2005, and 2004, respectively. The increase primarily reflects the California facility beginning operations during late 2004 and its expansion ($1.8 million) and the expansion of the Korean operations ($0.5 million); and

•

Stock compensation expense of $4.8 million and $1.4 million for the nine months ended September 30, 2005, and 2004, respectively. The increase from 2004 is primarily the result of modifications to the Company’s ESPP in 2005 ($3.5 million).

In addition, the $11.2 million gain on the 2005 sale of some of our investment in Celltrion was not fully collected by September 30, 2005. This gain is removed from operating activities and the proceeds received are reflected in investing activities. Cash used in operating activities was also affected more in 2005 than 2004 as a result of a $9.7 million increase in accrued expenses and other current liabilities primarily due to the accrual of $3.2 million for ESPP bonuses, an increase of $2.4 million in customer advances and an increase of $1.1 million in other employment benefit accruals during the nine months ended September 30, 2005.

Net cash used in investing activities consisted primarily of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in the nine months ended September 30, 2005 and 2004 were made in connection with the expansion of the Korean manufacturing facility ($22.5 million and $24.7 million, respectively) and research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities ($6.3 million and $3.9 million, respectively). In addition, during 2005 we purchased $3.0 million of software and services related to the implementation of a new enterprise resource planning system. We expect capital expenditures during the remainder of 2005 and 2006 to decrease substantially due to the deconsolidation of Celltrion. During the nine months ended September 30, 2005, we spent $1.2 million purchasing additional shares in Celltrion and sold some of our investment in Celltrion for $15.1 million, of which $2.0 million was collected during the period. As a result of the consolidation of Celltrion in 2004, our cash position was increased by $9.7 million; however, as a result of the deconsolidation of Celltrion in 2005, our cash position was decreased by $3.8 million during the nine months ended September 30, 2005.

Net cash provided by our financing activities increased $33.3 million in the nine months ended September 30, 2005 over the comparable period in 2004. In April 2005, we raised net proceeds of $29.7 million through a private placement of 5-1/2% convertible senior subordinated notes due April 1, 2010. In March 2005, Celltrion issued 1,949,700 shares of preferred stock at a price of 5,000 Korean Won ($4.99 equivalent) per share, resulting in proceeds of 9,749 million Korean Won ($9.5 million equivalent). In May 2004, Celltrion issued 693,500 shares of preferred stock at a price of 5,000 Korean Won per share ($4.28 equivalent), resulting in proceeds of 3,447 million Korean Won ($3.0 million equivalent). In January 2003, Celltrion obtained collaterized long-term financing of 52,000 million Korean Won (equivalent to $44.2 million) with a nine-year term from a Korean bank (“Loan”). Funds from the Loan, $10.5 million in 2005 and $13.3 million in 2004, are used for construction of the Incheon administration buildings and manufacturing facility.

At September 30, 2005, $23.2 million, or 23%, of our assets consisted of cash, cash equivalents and investment securities. We had working capital of $23.8 million at September 30, 2005, compared to $3.2 million at September 30, 2004. This $20.6 million increase in working capital is primarily due to the sale of some of our investment in Celltrion for $15.1 million in 2005 and amounts due to related parties which reduced to zero at September 30, 2005 from $6.9 million at September 30, 2004 as a result of the deconsolidation of Celltrion in 2005. In addition to $2.0 million of cash received from the sale of some of our investment in Celltrion, cash, cash equivalents and investments securities increased an additional $5.3 million at September 30, 2005 relative to September 30, 2004. Accounts payable and accrued expenses increased $8.9 million at September 30, 2005 relative to September 30, 2004 primarily due to an increase of $3.1 million in customer advances and a $3.2 million accrual for ESPP Bonus payments.

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

Contractual Obligations

On April 14, 2005, VaxGen entered into an amended lease agreement to secure space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. There were no other significant changes in our contractual obligations during the nine months ended September 30, 2005. The following table summarizes our significant contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	2005	2006-07	2008-09	2010 and beyond

	(in thousands)
Note obligations (1)	$40,162	$866	$3,465	$3,465	$32,366
Operating lease obligations (2)	42,434	920	7,206	6,252	28,056
Purchase obligations (3)	2,346	258	1,783	206	99

Total contractual obligations	$84,942	$2,044	$12,454	$9,923	$60,521

(1) Note obligations consist of our interest and principal payments on our Notes.

(2) Operating lease obligations include office and laboratory facilities under non-cancelable operating leases.

(3) Purchase obligations include service agreements, contracts related to manufacturing and research operations and license agreements.

Off-Balance Sheet Arrangements

As of September 30, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

                    Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At September 30, 2005, we held available-for-sale securities in the principal amount of $12.7 million. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2005, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

                    Indebtedness

At September 30, 2005, our outstanding non-current liabilities include $31.5 million of our 5 1/2 % Convertible Senior Notes due April 1, 2010 pursuant to our financing through a private placement of these Notes in April 2005. As the Notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes.

As of September 30, 2005, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

                    Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion. Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially affected by changes in these or other factors. We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiary are translated from Korean Won into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. If market foreign currency exchange rates were to change immediately and uniformly by 10% from levels at September 30, 2005, the change would not have a significant effect on our operations or cash flows. As of September 30, 2005, we did not invest in derivative financial instruments, currency swaps or other investments that alter foreign currency exposure.

                    Derivative Valuation Risk

The terms of our convertible senior subordinated notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other income of $0.6 million and $0.4 million for the three and nine months ended September 30, 2005, respectively. At September 30, 2005, the embedded derivative liability was valued at $1.3 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. The inputs for the valuation analysis of the derivatives include the probabilities of certain triggering events, which we believed to be unlikely as of September 30, 2005. A change in this probability and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to develop a remediation plan to address the material weaknesses in our internal control over financial reporting. The development of our remediation plan is described Item 9A of our 2004 10-K. We expect that the implementation of this plan will extend through the rest of 2005 and beyond.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2003, a civil complaint for violation of Sections 10(b) and 20(a) of the Securities Exchange Act was filed in the United States District Court for the Northern District of California, entitled Janice Whitkens v. VaxGen, Inc., et al., Civil Action No. C03-1129 JSW. Named, as defendants were VaxGen, Inc., Chief Executive Officer Lance K. Gordon and former President Donald P. Francis. The plaintiff sought to represent a class of persons who purchased our securities between August 6, 2002 and February 26, 2003, and alleged that the defendants misled investors about the progress of certain clinical trials and our future manufacturing and marketing plans. Following the filing of the Whitkens complaint, several additional class action complaints were filed in the same court, each making identical or similar allegations against the same defendants. In May 2005, the United States District Court for the Northern District of California dismissed with prejudice this class action lawsuit.

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action were Company directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former Company directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants were Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint were similar to those contained in the class actions, although unlike the class action, in the derivative action the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs alleged as well that the Vulcan Defendants sold shares of our stock while in possession of material non-public information about us. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment, and against the Vulcan Defendants for breach of fiduciary duty and insider trading. The Company Directors and the Vulcan Defendants filed demurrers challenging the demand futility allegations in the consolidated complaint. The Court overruled the defendants’ demurrers and the parties entered the discovery phase of the litigation. The parties subsequently entered into settlement discussions. The Company settled the shareholders’ derivative lawsuit in 2005. Under the terms of the settlement, the Company agreed to pay $0.5 million to the derivative plaintiffs to cover attorneys’ fees, and also agreed to make certain changes in its disclosure practices and procedures. The settlement was approved by the court in September 2005.

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2005, there has been no significant change to the identified risk factors filed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on February 7, 2007, other than the addition of risk factors associated with the financing of our convertible notes in 2005 as well as the potential impact on our operating results of recently adopted changes in accounting for stock compensation plans, which are discussed below.

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

We face an inherent risk of exposure to product liability suits in connection with vaccines being tested in human clinical trials or sold commercially. We may become subject to a product liability suit if any vaccine we develop causes injury, or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from our vaccines or products. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine or product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. If a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability insurance in the amount of $25.0 million for our anthrax program including the supply of three million doses of anthrax vaccine to NIAID, as well as separate product liability coverage in the amount of $25.0 million for our smallpox and AIDSVAX programs. However, we cannot be certain that our current insurance can be maintained, or that additional insurance coverage could be obtained, on acceptable terms, if at all.

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

The operations of Celltrion expose us to currency fluctuations and exchange rate risks. Celltrion, which is incorporated in the Republic of Korea, records its transactions in Korean Won. Our share of Celltrion’s results, however, are reflected in our financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Korean Won. During a period in which the U.S. dollar weakens against the Korean Won, our reported net losses will increase because our share of Celltrion’s net losses in Korean Won will translate into relatively more U.S. dollars. In addition, Celltrion’s purchases of engineering and construction services in Swiss francs are translated into Korean Won at the time of payment.

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

Celltrion maintains its records in accordance with Korean accounting principles; however, we require financial information that is prepared in accordance with GAAP. Celltrion’s internal controls over financial reporting may be insufficient to enable them to report their interim GAAP financial results to us on a timely basis. In addition, their independent registered public accounting firm could conclude that Celltrion’s internal controls over financial reporting are insufficient to enable the registered public accounting firm to complete their required review of Celltrion’s GAAP financial information in a timely fashion, if at all.

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

VaxGen, Inc. held a special meeting of stockholders on August 8, 2005. At that meeting, a quorum was present and one proposal was voted upon: an amendment to the Company’s Amended and Restated Certificate of Incorporation, to increase the authorized number of shares of common stock from 40,000,000 to 65,000,000 shares. The proposal was approved, as follows:

For	Against	Abstain

21,611,859	2,755,358	694,625

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

Incorporated by Reference

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.4	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 8, 2005.					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Section 1350 Certification					X

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