Form 10-K
period 2005-12-31
VAXGEN INC
filed 2007-05-31
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________
Commission File Number: 0-26483

VaxGen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3236309

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

349 Oyster Point Boulevard,
South San Francisco, California 94080
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

Yes ☐   No ☒

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant on June 30, 2005 was $302.0 million.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of March 30, 2007 was 33,106,523.

Total of 126 pages

EXPLANATORY NOTE

Pursuant to Rule 12b-10 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we are filing this Annual Report on Form 10-K for the year ended December 31, 2005 on the most current Form 10-K prescribed as of the date of this filing. Except as expressly stated herein, this Annual Report speaks as of the December 31, 2005 date of this report.

Significant events occurring through the date of filing of this report are described in Note 23, Subsequent Events, which is included in the notes to our consolidated financial statements in Part II – Item 8 herein.

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

In collaboration with the Chemo-Sero-Therapeutic Research Institute of Japan (“Kaketsuken”), we are also developing, for use in the United States and internationally, LC16m8, an attenuated smallpox vaccine candidate. “Attenuated” refers to genetic alteration undertaken to enhance vaccine safety, as compared to the conventional, or unattenuated, strains. LC16m8 has already been approved by the regulatory authorities in Japan for the prevention of smallpox in humans. We initiated a Phase 1/2 trial of our smallpox vaccine candidate in the United States in October 2004, and the preliminary results from the trial showed no serious vaccine-related adverse events. The vaccine is being developed as a safer alternative to unattenuated smallpox vaccines already in the U.S. national stockpile of biodefense products.

We intend to continue expanding our portfolio of biologic products through a combination of in-licensing, partnerships, internal development and by leveraging our capabilities in biopharmaceutical product development and biopharmaceutical manufacturing. The income we expect to generate from our biodefense product candidates will be used to fund product development. Although we expect biodefense products to continue to be an important component of our product portfolio for the foreseeable future, we intend to extend our business activities into non-biodefense product candidates.

We were incorporated in 1995 to complete the development of an investigational recombinant protein vaccine designed to prevent infection by human immunodeficiency virus. Beginning in late 2001, we expanded our research and development to additional disease targets including the initiation of research on our anthrax and smallpox vaccine candidates. In 2002, we participated in the formation of Celltrion, Inc. (“Celltrion”).

                  Celltrion

Celltrion is a development stage biologics manufacturing company incorporated on February 26, 2002. Since that date, its principal activities have consisted of design and construction of a manufacturing facility in Incheon, Republic of Korea, and partially funding the construction of our U.S. biopharmaceutical manufacturing facility, as well as raising capital and recruiting scientific and management personnel.

As a part of the initial capitalization of Celltrion and as part of our joint venture agreement with Celltrion, we made an in-kind contribution to Celltrion of the license and sub-license of certain cell-culture technology used for the manufacture of pharmaceutical products. We received 7.8 million shares of Celltrion’s common stock for this contribution, representing approximately 48% of the then-outstanding shares. In March 2002, we entered into a Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion.

From the inception of Celltrion in the first quarter of 2002 through December 31, 2003, we recorded our initial investment in Celltrion at fair value and the recognition of our share of Celltrion’s net losses using the equity method of accounting. During 2004, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (as revised, “FIN 46R”), and determined that Celltrion was a variable interest entity (“VIE”) from its inception in the first quarter of 2002 and that we were its primary beneficiary. Accordingly, our consolidated financial statements include the results of Celltrion as a VIE effective January 1, 2004. In September 2005, we entered into purchase agreements to raise approximately $15.1 million in gross proceeds through the sale of 1.2 million of our shares in Celltrion to a group of Korean investors. Nexol Co., Ltd. (“Nexol”) purchased 250,000 of these shares and subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. As a result, as of the quarter ended September 30, 2005, we were no longer the primary beneficiary of Celltrion. Effective July 1, 2005, the results of Celltrion are deconsolidated from our results and thereafter, recorded in our accounts under the equity method of accounting. At December 31, 2005, our ownership interest in Celltrion was 22%.

                  Why Biodefense Vaccines

Vaccination has long been recognized as one of the most cost-effective forms of disease control. Many newly introduced vaccine products enjoy market exclusivity due to high clinical and regulatory barriers to entry, complex development and manufacturing processes and patent protection. Vaccines are particularly well suited to address the threat of bioterrorism, the intentional infection of individuals or nations with weaponized versions of deadly pathogens, such as anthrax, smallpox, Clostridium botulinum (“C. botulinum”), plague and Ebola, for a number of reasons, including the following:

•	Once signs of infection are apparent, treatment options, if available, are limited;

•	Even where preventive or therapeutic drugs are available, their utility or efficacy is limited, they are often expensive, and they can carry side effects;

•	Only vaccines have the potential for widespread prevention in advance of exposure to these pathogens;

•	Only vaccines provide long lasting protection against infection; and

•	The availability of vaccines may deter the use of a specific pathogen as a bioterrorism weapon.

The terrorist attacks of September through November 2001 in the United States changed political and budgetary attitudes towards bioterrorism threats. The U.S. government has recognized that it must provide incentives for private industry to develop and manufacture biodefense products.

                  Our Strategy

Our goal is to be a profitable and sustainable biotechnology company and a leader in the treatment and prevention of human infectious disease. The following are key elements of our strategy:

•

Complete the development and delivery of 75 million doses of our anthrax vaccine candidate under the SNS Contract. We were awarded an $877.5 million contract to supply a stockpile of our recombinant anthrax vaccine and advance the product through U.S. Food and Drug Administration (“FDA”) approval. We plan to maintain our anthrax manufacturing capacity after satisfaction of the SNS Contract both to provide flexible capacity should it be needed to respond to a terrorist attack and to allow us to supply additional vaccine to replenish the SNS as the initial inventory reaches the end of its shelf life;

•

Successfully introduce our smallpox vaccine candidate to the U.S. biodefense market. We plan to demonstrate the efficacy of our smallpox vaccine through animal models, demonstrate its safety and potency in human clinical trials and win a contract to supply our attenuated smallpox vaccine to the SNS. We believe the purposes of such a contract would be to initially supplement and then ultimately replace the unattenuated smallpox vaccines currently in inventory;

•

Leverage our products and manufacturing capacity. Under current federal law, we may sell our anthrax and smallpox vaccines domestically to the military, state and local governments and private individuals, if and when the vaccines are approved by the FDA. We may also be permitted to sell our vaccines, either before or after FDA approval, to other allied governments. These additional markets may provide us with the opportunity for substantial additional revenues from our vaccines. We intend to pursue these opportunities aggressively; and

•

Build our pipeline of product candidates for infectious disease. Our expertise is in infectious disease and manufacturing recombinant protein vaccines. We have licensed the rights to our recombinant anthrax vaccine and our attenuated smallpox vaccine. We intend to broaden our product pipeline through the acquisition or licensing of additional product candidates that fall within our expertise.

                  rPA102 Anthrax Vaccine

We are developing rPA102, a recombinant Protective Antigen anthrax vaccine candidate, with the assistance of funding from our NIAID Contracts. rPA102 is made using technology initially developed by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) and refined by VaxGen. rPA102 is designed to combine the benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax Protective Antigen (“PA”).

                  About Anthrax

Anthrax spores occur naturally in soil samples throughout the world. Anthrax infections are most commonly acquired through cutaneous contact with infected animals and animal products or, less frequently, by inhalation or ingestion of spores. Cutaneous anthrax is caused when anthrax spores enter the body through a cut or abrasion. The incubation period following infection can be anywhere from one to 12 days. In contrast, the incubation period for inhalation anthrax is generally shorter, usually one to seven days. With inhalation anthrax, once symptoms appear, fatality rates are high even with the initiation of antibiotic and supportive therapy. Further, a portion of the anthrax spores, once inhaled, may remain dormant in the lung for several months and germinate, causing disease well after the discontinuation of antibiotic therapy. Vaccine immunity protects against the potential of such late onset disease.

In the fall of 2001, when anthrax-contaminated mail was deliberately sent through the U.S. Postal Service to government officials and members of the media, five people died and more became sick. These attacks heightened the urgency to develop a safe and effective recombinant anthrax vaccine for use in the general population.

Anthrax bacteria secrete three proteins, Protective Antigen (“PA”), Lethal Factor (“LF”) and Edema Factor (“EF”), which are individually non-toxic but can become highly toxic if allowed to interact on the surface of human cells. The interaction starts when PA attaches to a human cell; once PA attaches, it can be converted to an activated form, after which seven copies of the activated PA can form a ring structure. EF and LF can only bind to PA when it is in this seven-member ring structure, or heptamer. Once LF or EF bind to PA heptamers, they become active toxins, which then enter cells through the human cell membrane and can cause serious illness or death. Scientists believe that exposure to any of these three proteins alone cannot cause serious illness or death in otherwise healthy individuals.

The rPA102 vaccine candidate being developed is based on intact PA manufactured using recombinant technology in a genetically altered, non-pathogenic anthrax bacterium. The production strain lacks the genetic information necessary to produce the EF and LF proteins and is incapable of either capsule or spore formation. The rPA in our vaccine candidate is designed to train the human immune system to produce antibodies to PA. In the event of infection with anthrax, these antibodies coat the surface of PA and are designed to prevent PA from attaching to the cell membrane or forming the PA heptamer necessary for either LF or EF to bind. The vaccine candidate is being developed for use in people either before or after they have been exposed to anthrax spores. When used after exposure, speed of the immune response will be critical, while when used in those who might be exposed to anthrax spores at some time in the future, duration of immunity is of primary importance.

                    The Anthrax Vaccine Market Opportunity

The U.S. government has recognized a need to devise appropriate and effective measures to protect its citizens from the harmful effects of anthrax spores used as instruments of terror. The only anthrax vaccine currently approved by the FDA is Anthrax Vaccine Absorbed (“AVA”). This product requires six injections over 18 months and is indicated only for high risk individuals. The National Institute of Allergy and Infectious Diseases (“NIAID”) has been funding development of recombinant anthrax vaccines designed for use in the general population with the goals of demonstrating safety and immunogenicity in humans, efficacy against inhalation anthrax in animal challenge studies and limiting the number of vaccine injections to no more than three.

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

On November 4, 2004, we entered into the SNS Contract to provide up to 75 million doses of an rPA anthrax vaccine to the SNS. The SNS is a national repository of medical products maintained by the Centers for Disease Control and Prevention. The SNS Contract was awarded to us by the Office of the Assistant Secretary for Public Health Emergency Preparedness (“OPHEP”) within the Department of Health and Human Services (“HHS”).

The SNS Contract, the first of its kind under Project BioShield, is intended to provide enough doses to vaccinate 25 million Americans in a three-dose regimen against inhalational anthrax, the most deadly form of the disease. The contract calls for us to provide 25 million doses of our recombinant PA anthrax vaccine to the SNS within two years of the award and a total of 75 million doses within three years. For the remainder of the 5-year contract, we are required to maintain active manufacturing operations and provide stockpile-related services. All 75 million doses may be accepted into the SNS prior to FDA licensure. We expect to recognize revenue from the supply contract upon acceptance of the vaccine by the U.S. government and delivery to the SNS. We intend to work closely with the government to deliver the vaccine beginning in 2006.

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

The majority of the supply contract’s value, $754.5 million, relates to a discounted payment at a fixed base price for delivery of the vaccine in advance of FDA approval. Payment is contingent upon delivery of useable product, defined as having the regulatory data permitting emergency use under Investigational New Drug (“IND”) status and manufactured under current Good Manufacturing Practices (“cGMP”) conditions. Supplemental milestone payments to the fixed base price, valued at an additional $123 million, are payable after the completion of two regulatory and one product development milestones. The two regulatory milestones are FDA licensure of the vaccine for use before and after exposure to anthrax. The product development milestone requires demonstration that the vaccine is stable in pre-filled syringes for at least 18 months.

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

In addition to the $877.5 million SNS Contract we received on November 4, 2004, we believe that HHS may order additional supplies of our anthrax vaccine to replenish the SNS. According to a Congressional Budget Office (“CBO”) report from May 2003, the U.S. government expected to spend $700 million to acquire the initial stockpile, and an additional $700 million to acquire replacement doses as inventory reached its expiration date or was used. At the time the stockpile was expected to be composed of 60 million doses of product in vials. Although HHS subsequently increased its order to 75 million from 60 million doses, we believe that the CBO report is still relevant in terms of demonstrating the government’s interest in replenishing the SNS as vaccine reaches its shelf life. We also intend to market the vaccine to approved foreign governments prior to FDA approval and to the U.S. military, state and local governments, and consumers if and when the vaccine candidate receives FDA approval.

As part of our strategy, we have been and will continue to be dependent upon contracts from U.S. government agencies. Currently, substantially all of our revenues are obtained from these contracts. These contracts generally contain provisions that allow the U.S. government to terminate the contract either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. For a further discussion please see the section titled “Risk Factors—U.S. government agencies have special contracting requirements, which create additional risks.”

                  License from USAMRIID

We have entered into a license agreement with USAMRIID under which USAMRIID granted us, subject to certain rights retained by the U.S. government, an exclusive, worldwide license (with the right to sublicense) under its patents pertaining to the method of making an anthrax vaccine incorporating recombinant Protective Antigen and to a proprietary expression system to develop, make and commercialize vaccine products for the prevention or treatment of anthrax infection. The U.S. government has retained a non-exclusive, irrevocable, worldwide license to practice and have practiced on behalf of the United States and/or any foreign government or international organization pursuant to any treaty or agreement with the United States, the inventions claimed in the licensed patents or any improvements to those inventions. In addition, we have granted to the U.S. government a royalty-free license of the same scope to any patented invention that we create under the agreement. Pursuant to the terms of the license agreement, we are obligated to pay USAMRIID an execution fee, patent maintenance fees, anniversary fees, milestones and royalties. The agreement continues until the later of the date of the last to expire patent in the licensed patent technology or the last abandonment of a patent application in the licensed patent technology. USAMRIID can terminate the agreement if we:

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

                  Clinical Trials

The FDA has promulgated regulations permitting the approval of new drugs or biologics for potentially fatal diseases where human studies cannot be conducted ethically or practically. Unlike most vaccines, which require large, Phase 3 effectiveness trials in patients with the disease or condition being targeted, an anthrax vaccine can be evaluated and approved by the FDA on the basis of Phase 3 human clinical studies demonstrating safety and immune response, supported by studies of inhalational anthrax in animal models to show effectiveness, but there is no assurance that the FDA will approve our vaccine on this or any other basis. The rPA102 vaccine candidate was under development for more than a decade by USAMRIID prior to its license to us, and we believe preliminary evidence of its effectiveness and safety was documented in animals, including non-human primates. We have further demonstrated preliminarily the effectiveness in animals of rPA102 in similar studies of product manufactured under the NIAID Contracts. Preclinical studies will continue to be used to evaluate rPA102’s safety and effectiveness as we optimize the vaccine formulation and immunization schedule. Approximately 600 human study volunteers had participated in our clinical studies of rPA102 as of December 31, 2005, with additional clinical studies of safety, dosing and immune response planned. No human study volunteers have been or will be exposed to anthrax.

We launched a Phase 1 randomized, double-blind, AVA-controlled, ascending dose clinical trial of rPA102 in June 2003. The trial was conducted at four leading U.S. medical centers under funding from the 2002 Anthrax Contract. The trial was designed to evaluate rPA102’s safety and its ability to stimulate an immune response using four different rPA102 dose levels, combined with a single adjuvant level, over a 12-month period. The trial design included a control group receiving AVA, the currently approved anthrax vaccine. All immunizations were completed in September 2003. Preliminary results from the trial were submitted to NIAID and were used to establish our eligibility for the 2003 Anthrax Contract. A total of approximately 100 healthy volunteers 18 to 40 years of age were included in the study. They were randomized on a 4:1 ratio to a three-dose course of rPA102 intramuscular injections at 0, 4 and 8 weeks, or to a two-dose AVA regimen. Volunteers were assessed intensively for safety two weeks following each of the three injections, and then followed for one year after the first immunization. Blood samples were collected and immune responses assessed by standard laboratory methods 12 times over a 48-week period.

In March 2004, the results of the Phase 1 clinical trial, presented at two public, scientific meetings, demonstrated that the recombinant anthrax vaccine candidate was well tolerated, with no evidence of safety or reactogenicity issues. In addition, we believe there was a clear dose response relationship between antigen concentration and the subsequent immune response.

In April 2004, we initiated the first of two Phase 2 clinical trials funded under the 2003 Anthrax Contract. The 13-month trial, which enrolled close to 500 volunteers, was conducted at 12 medical centers in the United States and was intended to evaluate the safety and immunogenicity of different formulations of rPA102 among healthy volunteers. Each formulation contained varying concentrations of rPA and aluminum hydroxide, an adjuvant designed to enhance the immune response. The goal of the study was to determine the combination of rPA and the adjuvant that would be optimal with respect to safety and immune response. The trial did not meet its endpoint of determining the most immunogenic formulation.

Once we have completed our investigation to better understand why the Phase 2 study did not meet its endpoint, and have made any changes required, we intend to initiate a second Phase 2 clinical trial in 2006, also funded by the 2003 Anthrax Contract, to finalize the rPA102 vaccine formulation. We cannot deliver vaccine under the SNS Contract until the most immunogenic formulation is finalized. HHS may require additional data that were not required under the SNS Contract in order for us to commence deliveries of the vaccine. In such an event, we would seek appropriate financial compensation. Based on the results of the second Phase 2 trials, we intend to conduct Phase 3 safety trials of the rPA102 vaccine candidate in a broad and diverse population of volunteers, which, if successful, we expect to use to support the filing of a BLA with the FDA. We do not believe we will have to initiate the Phase 3 safety trial in order to begin deliveries of the vaccine to the SNS, but we believe we will need additional clinical data supporting the safety of the vaccine candidate prior to delivery of vaccine to the SNS.

                    Competition

We believe our most significant competitor in the anthrax vaccine market is BioPort Corp. The U.S. government has contracted with BioPort to supply its anthrax vaccine, AVA, including a contract awarded by HHS to supply up to 5 million doses valued at up to $122.7 million, to the SNS. BioPort is the current supplier of anthrax vaccine to the U.S. military, and is a key competitor for export markets. BioPort’s advantages over us include its FDA approval, more ability to produce vaccine, and its pre-existing supply relationship to the U.S. government. However, AVA does not meet the U.S. government’s requirement for a pure recombinant anthrax vaccine that can confer protection in three or fewer doses (AVA’s dosing schedule requires six doses over 18 months). We believe HHS purchase of AVA was undertaken as a stop-gap measure pending our delivery of rPA102 to the SNS.

In September 2002, Avecia Group plc (“Avecia”) received an rPA development contract from NIAID, and in September 2003, Avecia also received a $71.3 million advanced development contract from NIAID. Avecia submitted a competing proposal to supply the SNS, which was not accepted by HHS. We believe that no other companies have received contracts from NIAID to develop an rPA anthrax vaccine.

The DynPort Vaccine Company, LLC, a subsidiary of Computer Sciences Corp., was developing an rPA-based anthrax vaccine candidate; however, we believe it has not received contracts from NIAID to develop such a vaccine or from HHS for the SNS to purchase it.

Other companies, including Vical Inc. and AVANT Immunotherapeutics, Inc., may be working on alternative anthrax vaccine strategies. As with AVA, we believe that these programs do not meet the specification stated by the U.S. government to acquire an anthrax rPA protein vaccine. A number of companies, including Alexion Pharmaceuticals, Inc., Medarex, Inc., Elusys Therapeutics, Inc., Human Genome Sciences, Inc. and AVANIR Pharmaceuticals, are developing monoclonal antibody therapies to treat and prevent anthrax intoxication. Although we believe that monoclonal antibodies may provide a therapeutic benefit to patients infected with anthrax, and preclinical studies suggest that pre-exposure administration may provide short-term protection from intoxication, the duration of this protection is typically weeks, versus years for most vaccines. Also, the cost of monoclonal antibody therapeutics is generally much higher than vaccines.

LC16m8 Smallpox Vaccine

In collaboration with Kaketsuken, we are developing LC16m8 for use as a vaccine against smallpox in the United States and potentially other markets. LC16m8 is approved for use in Japan, and is the only attenuated strain of vaccinia currently approved and used for smallpox vaccination, so far as we are aware, anywhere in the world. “Attenuated” refers to genetic alteration undertaken to enhance vaccine safety, as compared to the conventional, or unattenuated, strains.

LC16m8 has already been approved by the Japanese regulatory authorities for the prevention of smallpox in humans. The vaccine meets all Japanese requirements for effectiveness and safety, and side effects were shown to be less frequent and of shorter duration, versus conventional smallpox vaccines. LC16m8 was administered to approximately 50,000 Japanese children in clinical studies prior to its approval in Japan and forms the basis for the Japanese smallpox vaccine stockpile. Based on human clinical data and animal experiments, we believe LC16m8 stimulates levels of protective immunity while being substantially safer than unattenuated vaccines currently available in the United States and elsewhere. We will be required to demonstrate safety and immunogenicity in additional clinical and non-clinical studies as well as efficacy in animal models in the United States in order to obtain FDA approval.

                  License from Kaketsuken

In December 2003, we entered into a license agreement with Kaketsuken, pursuant to which we licensed from Kaketsuken exclusive commercial rights to use, develop and sell the LC16m8 smallpox vaccine in the United States (“LC16m8 Agreement”). The LC16m8 Agreement also provides us with a right of first refusal for the exclusive development and commercialization rights to LC16m8 in Europe and certain rights of negotiation for the co-commercialization of LC16m8 with Kaketsuken in any territory other than the United States, Europe and Asia.

Pursuant to the terms of the LC16m8 Agreement, Kaketsuken is providing us with LC16m8 in bulk form and we are responsible for creating the finished product with such formulation, packaging and labeling as is required by the FDA. In addition, Kaketsuken has provided us with vaccine for animal safety and effectiveness studies, bulk product to support our fill/finish process development, and one million doses for our clinical use in the United States free of charge. For commercial purposes, Kaketsuken will sell us bulk vaccine at a formula-based price and we will share the profits from the sale of finished product with Kaketsuken pursuant to an agreed-upon formula. We do not have the right to manufacture bulk vaccine, except under certain limited circumstances in which Kaketsuken is unable to supply us with bulk vaccine in sufficient quantity, or as we may otherwise agree, in each case only if Kaketsuken successfully obtains certain consents to the transfer of the bulk manufacturing technology to us. In March 2004, we completed the filling of approximately 700,000 doses of vaccine from the bulk product provided by Kaketsuken through a contract filling organization in the United States. In conjunction with our agreement, Kaketsuken has built a new U.S. cGMP-compliant manufacturing facility with an annual production capacity of approximately 80 million doses of LC16m8. We advised and assisted Kaketsuken in the planning and development of this facility.

We are responsible for funding and conducting all clinical and non-clinical trials with respect to seeking and obtaining regulatory approval of LC16m8 in the United States. However, Kaketsuken must consent to all clinical trials and non-clinical studies with respect to the smallpox vaccine candidate. In addition, Kaketsuken is obligated to make certain efforts to support our regulatory approval efforts.

Kaketsuken can terminate the LC16m8 Agreement in whole or in part:

•	on 60 days notice if the FDA does not approve LC16m8 for commercial sale in the United States within four years of the amended effective date of the LC16m8 Agreement;

•	on 30 days written notice if we fail to make payments to Kaketsuken under the LC16m8 Agreement; or

•	on 60 days written notice if we do not share certain information required to be shared under the LC16m8 Agreement.

Either party may terminate the LC18m8 Agreement for the other party’s uncured breach. We can also terminate the LC16m8 Agreement if the FDA does not approve LC16m8 for marketing in the United States within four years of the amended effective date of the LC16m8 Agreement. For a period of five years after the termination of the LC16m8 Agreement, we may not, without Kaketsuken’s prior written consent, file for or obtain regulatory approval, sell or otherwise deal in any product having a similar activity to LC16m8. During the term of the LC16m8 Agreement, we may not, without the prior written consent of Kaketsuken, develop, sell, commercialize or otherwise deal in any products that may compete with or adversely affect LC16m8. These restrictions will be waived if the LC16m8 Agreement is terminated due to Kaketsuken’s uncured material breach of the LC16m8 Agreement or the FDA determines that LC16m8 is not approvable in the United States. If not earlier terminated by either party, the LC16m8 Agreement, along with our license and rights from Kaketsuken to market the LC16m8 product candidate in our territory, will expire ten years after any FDA approval if ever of the vaccine candidate.

                    About Smallpox

Smallpox is a serious, contagious and often fatal infectious disease. There are no specific treatments approved for smallpox. Over 200 years ago, however, vaccination was shown to be protective, and was the basis for the World Health Organization (“WHO”) smallpox eradication program. There are two clinical forms of smallpox: Variola major and Variola minor. Variola major is the more severe and more common form of smallpox, inducing a more extensive rash and higher fever than variola minor. Historically, variola major has had an overall fatality rate of about 30%. Variola minor is the less common form of smallpox and a much less severe disease, with death rates historically of 1% or less.

Generally, direct and fairly prolonged human contact is required to transmit smallpox from one person to another. Smallpox also can be spread through direct contact with contaminated objects such as bedding or clothing, and, in rare instances, by virus carried in the air in enclosed settings such as buildings, airplanes, buses and trains.

Smallpox outbreaks have occurred from time to time for thousands of years; however, except for virus produced in laboratories, the disease was eradicated after a successful worldwide vaccination program. The last reported case of smallpox in the United States was in 1949. The last reported naturally occurring case in the world was in Somalia in 1977. After the disease was eliminated from the world population, routine vaccination against smallpox among the general public was stopped because it was no longer necessary for prevention.

We are aware of two categories of smallpox vaccine: unattenuated and attenuated strains of vaccinia. “Attenuated” refers to genetic alteration undertaken to enhance vaccine safety, as compared to the conventional, or unattenuated, strains. The traditional (unattenuated) products are principally based on the New York City Board of Health (“NYCBH”) and Lister/Elstree strains of the vaccinia virus. Lister vaccine, the parent strain from which LC16m8 is derived, was used in the WHO’s successful smallpox eradication program. These vaccinia strains were historically produced in live animals, typically calves, and used widely during the period when smallpox was an endemic disease. A number of experimental vaccines were under development in the 1970s in response to safety concerns with traditional smallpox vaccines as the risk-benefit profile changed with the decreasing prevalence of smallpox. With the eradication of smallpox, most of these development programs were terminated, and only two such products were approved and used in the countries where they were developed: LC16m8 and MVA. While LC16m8 was approved for the prevention of smallpox in Japan, MVA was approved in Germany only for pre-vaccination to be followed some weeks later by immunization with a conventional unattenuated Lister-Elstree smallpox vaccine. The purpose of pre-vaccination with MVA was to prime the immune system and thus reduce the rate of adverse events caused by traditional unattenuated smallpox vaccines.

Although smallpox was officially declared eradicated in 1980, small quantities of the virus are known to still exist in two laboratories worldwide. Furthermore, the former Soviet Union had an active program to weaponize smallpox. We believe that increasing concerns about the use of biological agents, including smallpox, in acts of terrorism or war have caused U.S. government officials to reevaluate the importance of widespread smallpox vaccination in order to protect U.S. citizens from potential attacks. As a result, President Bush initiated a program that, among other goals, sought to vaccinate “first responders,” such as people working in hospital emergency rooms and other public health environments, and police and fire departments, with the currently available vaccine, Dryvax®, a NYCBH strain.

Although effective in preventing smallpox, there have been a number of concerns regarding the safety of Dryvax. For example, it is estimated that between one and seven deaths from encephalitis, or inflammation of the brain, will occur for every one million Dryvax immunizations. Other serious adverse reactions associated with Dryvax include progressive vaccinia, where the vaccine virus continues to multiply leading to a progressively enlarging vaccine site lesion; and, eczema vaccinatum, a widespread progressive infection of the skin. Some of these severe reactions have also occurred in individuals who came into close contact with those who received Dryvax. Despite Dryvax’s poor safety profile, the U.S. government moved forward with a vaccination program in January 2003 due to the perceived imminent threat of bioterrorism. However, only approximately 38,000 people have been vaccinated, with minimal ongoing vaccination due to safety concerns. Clinicians discovered a probable link between the Dryvax vaccine and myopericarditis, a rare, previously unassociated heart condition implicated in up to three deaths of Dryvax recipients in 2003. Myopericarditis also occurred at a rate of one in 145 participants who received either ACAM 2000, an unattenuated smallpox vaccine grown in cell culture, or Dryvax during a Phase 3 trial in 2004. Dryvax has also been recently linked to a less severe heart condition, pericarditis, which occurred at a rate of approximately one in 10,000 in recently immunized, healthy military personnel receiving the smallpox vaccine. We believe that the emergence of possible heart-related complications may lead to greater urgency to develop and stockpile a safer smallpox vaccine.

                  Smallpox Vaccine Development Status

We began animal efficacy studies of our smallpox vaccine candidate, LC16m8, in the fourth quarter of 2003 and completed enrollment in a Phase 1/2 clinical study in June 2005.

On May 24, 2004, we presented results from two preclinical studies of the effectiveness of LC16m8. In both rabbits and mice, a single dose of LC16m8 protected all animals against a lethal poxvirus challenge, and demonstrated efficacy equivalent to Dryvax. Detailed results from these studies were presented at the Seventh Annual Conference on Vaccine Research sponsored by the National Foundation for Infectious Diseases (“NFID”) in Arlington, Virginia. In a study titled, “The Attenuated Vaccinia-Lister Vaccine LC16m8 Protects Mice from Severe Ectromelia Aerosol Challenge,” three groups of mice were vaccinated with LC16m8, Dryvax or a saline solution. They were subsequently challenged with aerosolized ectromelia, a mouse orthopoxvirus. All of the placebo mice became ill, with nine of the 10 placebo mice dying. In contrast, all mice that received LC16m8 or Dryvax survived. After vaccination but before challenge, animals vaccinated with LC16m8 had higher antibody titers compared to those vaccinated with Dryvax, and the difference was statistically significant. This study was funded by NIAID.

A separate study, titled “The Attenuated Vaccinia-Lister Vaccine LC16m8 Protects Rabbits from Lethal Rabbitpox Challenge,” was funded by us and conducted by scientists at VaxGen, University of Florida, University of Pennsylvania and Vanderbilt University. In this study, three groups of 20 rabbits each were vaccinated with LC16m8, Dryvax or a placebo. Rabbits in each group were subsequently challenged with lethal doses of intradermal rabbitpox. All of the rabbits vaccinated with LC16m8 or Dryvax survived, while all except one of the placebo recipients died. Levels of neutralizing antibodies present in the rabbits following vaccination with LC16m8 or Dryvax were also measured. In two of the three assays, LC16m8 recipients had higher levels of neutralizing antibodies compared to Dryvax recipients, and these differences were statistically significant. In the third assay, antibody levels were equivalent in Dryvax and LC16m8 recipients. Neutralizing antibodies are considered to be a measure of a vaccine’s ability to confer protection.

On October 20, 2004, we announced that we had initiated a randomized, double-blind Phase 1/2 clinical trial to evaluate the safety and immune response of LC16m8. Sponsored by us, the clinical trial enrolled 153 people at five clinical sites: the University of Kentucky School of Medicine, Saint Louis University Health Sciences Center, Solano Clinical Research, Stanford University and Vanderbilt University Medical Center. The volunteers were randomized 4:1, with 125 receiving LC16m8 and 28 receiving Dryvax. Study volunteers were screened carefully for safety risk factors prior to enrollment. The screening process included a physician’s assessment of the volunteer’s medical history, a physical exam and a panel of cardiac and laboratory tests. All study volunteers will continue to be evaluated for safety in the clinic after vaccination and will return for regular safety assessments throughout the study. No one will be exposed to smallpox as a part of the clinical study.

Although long-term follow-up is not complete, analysis of interim results were presented at the ASM Biodefense Conference in February 2006. This analysis shows that no severe adverse events (cardiac or otherwise) occurred with either vaccine; other adverse events (local or systemic) were generally mild and equivalent in both groups. LC16m8 vaccine lesions were significantly smaller than those from Dryvax, and both groups’ lesions evolved similarly. One hundred percent of LC16m8 and 86% of Dryvax vaccinees developed a vaccine take and seroconversion, and levels of antibody that correlate with protection against smallpox were achieved in 99% of LC16m8 and 86% of Dryvax vaccinees. Both vaccines induced an immune response in the majority of the recipients. Neutralizing antibodies levels resulting from LC16m8 and Dryvax vaccination were compared using different assay methods. Preliminary results showed that the Dryvax vaccinees had a higher immune response than LC16m8 vaccinees when compared in a Dryvax virus-based neutralization assay. However, LC16m8 vaccinees showed the higher immune response when a Lister virus-based assay was used.

In November 2005, data from a series of preclinical studies presented by Kaketsuken at the 53rd Annual Conference of the Japanese Society of Virology provided additional evidence of the safety and efficacy of LC16m8. The purpose of the studies was to compare the safety of LC16m8 with that of the unattenuated Lister strain of vaccinia. The following results were obtained from separate preclinical studies designed to help assess the safety of the vaccine candidate:

•

In a study of Severe Combined Immune Deficient mice, a model for the compromised immune system, all mice that received Lister died while all mice that received LC16m8 survived as of 28 days after vaccination. The mean survival time for mice that received Lister was 14 days;

•	A much higher concentration of LC16m8 than Lister vaccine virus was required to cause erythema, or skin irritation/redness, indicating that LC16m8 may be better tolerated at the vaccination site; and

•

LC16m8 was less likely than Lister vaccine to cause neurovirulence, an infection or inflammation of the central nervous system, in both adult and suckling mouse models. In adult mice, 67% of mice that received Lister died while all animals that received LC16m8 survived. In suckling mice, those that received LC16m8 survived nearly three times as long as those that received the Lister vaccine.

In addition, a study to assess the efficacy of LC16m8 was performed. Groups of mice were vaccinated with varying doses of LC16m8 and were then challenged intranasally with the Western Reserve strain of vaccinia (a relative of the smallpox virus). All mice receiving LC16m8 were completely protected, while all control mice died.

Results from these studies continue to support our belief that LC16m8 may provide a safer yet effective alternative to conventional smallpox vaccines. These results, however, are preliminary, and we will be required to demonstrate safety and effectiveness in additional clinical and animal studies in the United States in order to obtain FDA approval. Additionally, we believe we may have to manufacture new vaccine for our next clinical trial because our current inventory was not tested for certain adventitious agents, including oncogenic viruses, rabbit rotavirus and rabbit kidney vacuolating disease

                  Smallpox Vaccine Market Opportunity

The U.S. government has previously announced that it expects to spend $1.9 billion to purchase, replenish and maintain a stockpile of an attenuated smallpox vaccine over a 10-year period. Of this amount, $900 million is estimated for the purchase of 60 million doses during the first three years of the program. The U.S. government expects to spend another $1.0 billion during the remaining seven years of the program to manage and replenish the vaccine stockpile as its shelf life expires.

We believe HHS may begin purchasing an emergency stockpile of attenuated vaccinia smallpox vaccine, such as LC16m8, prior to its approval by the FDA for commercial use. We intend to pursue sales of LC16m8 to the U.S. government, and, if we receive necessary regulatory approvals for LC16m8, we plan to pursue sales to commercial markets in the United States, possibly to certain foreign allied governments and to certain foreign commercial markets as allowed by U.S. law pursuant to our rights under the LC16m8 Agreement. The actual purchase price for each dose of attenuated vaccinia smallpox vaccine would be subject to negotiation with the U.S. government.

                  Competition

We are developing LC16m8 for use in the United States and potentially other markets. We are aware of two categories of products competing to meet the demand for a smallpox vaccine: unattenuated and attenuated strains of vaccinia. Several companies are working on early stage projects to explore new vaccine approaches to smallpox, but we do not expect that any of these to represent competition for 5-10 years.

With heightened concerns over the use of smallpox as a bioterror weapon, a number of companies, including Acambis plc (“Acambis”), Chiron Corporation, Aventis Pasteur MSD Ltd. and Bavarian Nordic A/S (“Bavarian Nordic”), have undertaken programs to produce vaccines based on conventional unattenuated strains in modern cell line production systems. Many countries, including the United States, are currently stockpiling such smallpox vaccines, although none is yet approved by the FDA for marketing. Since these cell culture-derived vaccines are produced using the established unattenuated strains of vaccinia, we believe that the side effect profile will be similar to that experienced with Dryvax, a NYCBH strain. In 2004, Acambis announced that it was suspending clinical trials of its unattenuated NYCBH strain cell-culture vaccine, ACAM2000, when interim results of its clinical studies showed rates of myopericarditis of one in 145 trial participants receiving either Dryvax or ACAM2000. Acambis has, however, indicated its intention to seek licensure for ACAM2000 and is in the process of filing a BLA on a rolling basis.

The second category of potentially competitive products is based on attenuated strains of vaccinia. We are aware of two companies that are now developing MVA as a stand-alone smallpox vaccine candidate for use in individuals at elevated risk of adverse events from unattenuated smallpox vaccines: Acambis and Bavarian Nordic. The National Institutes of Health (“NIH”) has indicated that one reason for its interest in MVA as an approach to smallpox immunization is to provide protection to those for whom live virus vaccine approaches, including LC16m8, may not be appropriate. This group would include persons with weakened immune systems, certain skin disorders, and pregnant women.

Previously, NIAID awarded two contracts to Bavarian Nordic and Acambis in response to a Request for Proposal (“RFP”). The main objectives of these contracts were to: (a) produce 5,000 doses of MVA vaccine under cGMP that would enable the government to file an IND application for this product, (b) assess the immunogenicity and protection provided by MVA against lethal orthopoxvirus challenge in small animal models, (c) develop a clinical plan for MVA and initiate a Phase I clinical trial and (d) develop a feasibility plan to manufacture, formulate, fill, test and deliver up to 30 million doses of MVA vaccine for the U.S. government. NIAID awarded two additional contracts to Bavarian Nordic and Acambis to continue the advanced development and manufacture of an MVA vaccine. In August 2005, the OPHEP issued an RFP for the acquisition of up to 20 million doses of MVA vaccine (in single-dose vials) for the SNS with an option for the government to order up to another 60 million doses. The primary use of this vaccine will be for pre-exposure prophylaxis of individuals considered to be at risk subsequent to a known or suspected smallpox virus release. In November 2006, Acambis announced its proposal was no longer being considered by HHS for an award as part of the MVA tender process.

Manufacturing

                  Celltrion

In February 2002, we formed a joint venture with Nexol Biotech Co., Ltd., Nexol Co., Ltd. (“Nexol”), Korea Tobacco & Ginseng Corporation and J. Stephen & Company Ventures Ltd. (collectively “Korean Investors”) to build and operate a mammalian cell culture biomanufacturing facility in Incheon, Republic of Korea, and to provide partial funding for the construction of a manufacturing facility under our management control in California. In March 2002, we entered into a Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion. As our part of our investment in the joint venture, we provided mammalian cell culture technology and biologics production expertise. At December 31, 2005, we owned 22% of Celltrion.

                  Korean Manufacturing Facility

The manufacturing facility in Incheon, Republic of Korea, which is operated and financed by Celltrion, includes 90,000 liters of bioreactor capacity on approximately 23 acres of land, with planned 180,000-liter capacity expected by 2010. The Incheon facility is expected to engage in mammalian-cell-culture biomanufacturing, which is used to make many of the pharmaceutical products developed by the biotechnology industry, including monoclonal antibodies and therapeutic proteins. Depending on demand, the plant’s capacity can be expanded to approximately 180,000 liters. In June 2005, Celltrion entered into an agreement to manufacture certain biologic products being developed by Bristol-Myers Squibb Co. Production of Bristol-Myers Squibb products, which will be manufactured according to U.S. cGMP standards, is expected to utilize a significant portion of Celltrion’s existing bioreactor capacity. The initial build-out of the Celltrion facility was completed in July 2005 and validation of the facility to U.S. cGMP standards is ongoing.

                  VaxGen’s California Manufacturing Facility

Our wholly owned subsidiary, VCI, occupies approximately 20,000 square feet dedicated to cGMP manufacturing within a 105,000-square-foot VaxGen facility in South San Francisco, California. The remainder of this VaxGen facility is used for quality control laboratories, quality assurance offices, research and development, general office and expansion space. We lease this facility from third parties, and we are the sole occupants. Celltrion provided partial funding for equipment purchases and construction of leasehold improvements in VCI.

We intend to use this facility to manufacture our rPA102 anthrax vaccine bulk drug substance to fulfill the requirements under the SNS Contract. In the first quarter of 2004, we began using the facility to fulfill the manufacturing requirements of our 2003 Anthrax Contract with NIAID. We believe that our facility will be capable of manufacturing all of the rPA102 anthrax vaccine required by the SNS Contract plus an additional supply of the vaccine, and could be expanded to meet further additional demand. The facility was designed for the flexible manufacture of biopharmaceutical products including those grown in bacteria, such as rPA102, as well as products produced in mammalian cell culture, such as monoclonal antibody therapeutic products. In addition to using the facility to produce our anthrax vaccine, we plan to use the facility for the manufacture of future products, both for clinical purposes and commercial sale.

As of December 31, 2005, we have completed 25 full-scale fermentation runs, the majority of which have been processed through to bulk drug substance. Of the 25 runs, six have been conducted according to full cGMP and were produced for non-clinical and clinical studies and in support of process validation. Our manufacturing facility, methods and processes are currently undergoing validation for commercial production. We expect to begin manufacturing bulk vaccine for the SNS in 2006.

VaxGen uses two contractors to complete the manufacture of the final finished product. Although we plan to use both contractors, we believe that either one of these contractors is capable of fulfilling all our manufacturing requirements for final finished product.

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

Recent Financial and Accounting Developments

                  Reaudit Process

We have been unable to file all required financial statements with the Securities and Exchange Commission (“SEC”) since March 2004. Certain information contained in our previously filed Annual Reports on Form 10-K for the years ended December 31, 2003, 2002 and 2001, including our financial statements contained therein, is not accurate, should not be relied upon and has been superseded by our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2003 (“Amendment No. 1”) which we filed with the SEC on September 26, 2006. We believe there has been no misconduct associated with our failure to file financial statements in a timely manner. We believe that the actions of our management and directors in this regard have been dictated solely by our desire to file financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

We filed Amendment No. 1 primarily to restate our consolidated balance sheets at December 31, 2003 and 2002 and the results of operations and of cash flows for each of the three years ended December 31, 2003. We filed our Quarterly Reports on Form 10-Q for the first three quarters of the year ended December 31, 2004 and our Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC on February 7, 2007. We filed our Quarterly Reports on Form 10-Q for the first three quarters of the year ended December 31, 2005 in May 2007. We intend to apply for relisting on Nasdaq or listing on any other exchange upon filing our remaining, outstanding and delinquent reports. Our common stock is currently quoted on the over the counter (“OTC”) Pink Sheets under the symbol, VXGN.PK. We cannot give any assurance, however, that we will be able to file a relisting application or an application for listing in a timely manner, or that Nasdaq or any other exchange will approve our relisting application in a timely manner, if at all, when filed. To be eligible for relisting we must meet Nasdaq’s or any other exchange’s initial listing criteria, and we believe we will need to be in compliance with Section 13 of the Exchange Act. We are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and may not be able to satisfy the requirements thereof. If the SEC determines that we failed to comply with Section 404 of SOX, we may be deemed to be in violation of Section 13 of the Exchange Act, which could delay our ability to get relisted.

Research and Development Expenses

We incurred research and development expenses of $64.2 million, $42.7 million and $32.2 million in the years ended December 31, 2005, 2004 and 2003, respectively.

Employees

As of December 31, 2005, we had 295 employees: Twenty-four were clinical staff, 50 were research and development staff, 75 were management/administration staff, 87 were regulatory and quality services staff and 59 were manufacturing staff. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Segment Information

See Note 21, Segment Information, included in the consolidated financial statements in Part II – Item 8 of this Annual Report on Form 10-K.

Other Information

We were incorporated in Delaware in November 1995. Our principal executive offices are located at 349 Oyster Point Boulevard, South San Francisco, California 94080, and our telephone number is (650) 624-1000. Our website is http://www.vaxgen.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available, free of charge, on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

As described above, under “Recent Financial and Accounting Developments,” we have been unable to file timely quarterly and annual reports with the SEC since March 2004, and certain information contained in our previously filed Annual Reports on Form 10-K, including our financial statements, is not accurate, should not be relied upon and has been superseded by our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2003, which we filed with the SEC on September 26, 2006. We filed our Quarterly Reports on Form 10-Q for the first three quarters of the year ended December 31, 2004 and our Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC on February 7, 2007. We have also recently filed our 2005 Quarterly Reports on Form 10-Q with the SEC. Our 2006 Quarterly Reports on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the first quarter of the year ended December 31, 2007 are outstanding.

Our code of ethics for the chief executive officer and senior financial officers of the Company is available, free of charge, on our web site, www.vaxgen.com, or by written request to VaxGen’s Corporate Secretary, 349 Oyster Point Boulevard, South San Francisco, California 94080.

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

You should carefully consider the following risk factors as well as other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described herein are not the only ones we face. Additional risks and uncertainties that we do not know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If events corresponding to any of these risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. In that case, the trading price of our common stock could decline. When used in this report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen.

We do not have current financial statements, and therefore you are not able to evaluate our current financial condition or operating history and results.

We have had to restate certain historical financial statements and have engaged our new independent registered public accounting firm to reaudit those financial statements. In July 2004, we announced that we were reauditing and restating our financial statements for the fiscal years ended December 31, 2003 and 2002 because we determined that we should recognize revenue from certain government contracts as costs were incurred, instead of after completing contract milestones. In October 2004, we announced that we would also be reauditing and restating our financial statements for the fiscal year ended December 31, 2001. In connection with the restatement of our financial statements for the fiscal year ended December 31, 2001, we also made adjustments to our balance sheet as of December 31, 2000. In July 2005, we concluded that our historical accounting for our 2002 investment in Celltrion was also not in conformity with U.S. GAAP and was, therefore, inappropriate. Our 2002 and 2003 restated financial statements reflect the recording of our investment in Celltrion at fair value and the recognition of our share of Celltrion’s net losses using the equity method of accounting. This process has taken additional time to complete and has delayed the completion of the reaudit and restatement of our financial statements.

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

If we do not receive adequate timely financial reporting from Celltrion, we could continue to be delinquent in our filings required under Section 13 of the Exchange Act, and we might not be able to maintain or file registration statements relating to shares of our common stock. If we are relisted and are unable to timely file periodic reports, we could again be delisted from Nasdaq. In addition, Celltrion’s failure to achieve and maintain an effective internal control environment for GAAP periodic financial reporting may also cause our investors to lose confidence in our filed financial statements, which could have a material adverse effect on the market price of our common stock.

We are not currently listed on a national exchange, including the Nasdaq National Market or Nasdaq SmallCap Market, and cannot assure you we will ever be listed.

As a result of our failure to have current financial statements for the fiscal years ended December 31, 2003, 2002 and 2001, we were delisted from Nasdaq, and our common stock is not currently listed on any other national stock exchange. Until we complete all necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, we will not be able to apply for our common stock to be listed on a national exchange. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet Nasdaq’s or any other exchange’s initial listing criteria, and we believe we will need to be in compliance with Sections 13 and 15(d) of the Exchange Act. Our common stock is currently quoted on the Pink Sheets, LLC.

We are not compliant with Section 404 under the Sarbanes-Oxley Act of 2002.

Section 404 under the Sarbanes-Oxley Act of 2002 requires that we perform an assessment of our internal controls over financial reporting, and engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting. We were required to complete the assessment as to the adequacy of our internal control reporting as of December 31, 2005 and 2004.

Although we completed our assessment in 2005, given the focus on completing and filing our financial statements, we did not have sufficient time nor did we provide sufficient time to our independent registered public accounting firm to complete our and their 2004 respective responsibilities before December 31, 2004. Our independent registered public accounting firm concluded that we failed to complete the required 2004 assessment as to the effectiveness of our internal controls over financial reporting, and they were unable to complete their required audit of internal control over financial reporting. Accordingly, they disclaimed an opinion as to the effectiveness of our internal control over financial reporting for 2004.

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

Until we have filed current financial statements and made all the necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, we will not be able to register any securities for re-sale. Until we are able to register securities with the SEC for resale, any purchasers who purchase our common stock or other securities directly from us will have to rely on an exemption from the federal and state securities laws in order to resell their securities. We cannot estimate when, if ever, we will have filed amended and outstanding reports and regained compliance with Sections 13 and 15(d) of the Exchange Act.

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

We will need to raise substantial additional capital in order to satisfy the requirements under the SNS Contract for acceptance of our anthrax vaccine and to continue operations. We may attempt to raise these funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including the sale of all or a portion of our interest in Celltrion.

If additional funds are raised through the issuance of preferred equity or debt securities, these securities could have rights, preferences and privileges senior or otherwise superior to those of our common shares, and debt financings will likely involve covenants restricting our business activities. Any sale of additional equity or convertible debt securities will be dilutive to existing stockholders. We cannot guarantee you that additional funds will be available on acceptable terms, or at all. If we are unable to raise additional capital when necessary, we may be required to relinquish our rights to certain key technologies, vaccine candidates or marketing territories under the terms of certain of our collaborative agreements. Furthermore, if we are unable to raise additional capital when necessary, we may be unable to perform under our existing contracts, we may default on our contracts, our contracts may be terminated and we may not be able to secure new contracts.

Our operating results may be adversely impacted by recently adopted changes in accounting for stock options.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123R”), in December 2004, FAS123R, which we will implement effective January 1, 2006, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. We plan to use the Black-Scholes option pricing model allowed under FAS 123R.

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

•

if a change in control occurs on or prior to the stated maturity of the Notes, the holders of the Notes may require us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the holders request such a repurchase, we or the successor entity, may choose to pay in cash, common stock or a combination of cash and common stock; and

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

Our existing indebtedness consists of $31.5 million in convertible senior subordinated notes. This indebtedness, and any future indebtedness we may incur, could have important consequences, including the following:

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

We may fail to meet the requirements, as stated in our contract, for acceptance of our anthrax vaccine into the SNS of the U.S. government, which could cause us to suffer losses and the contract to be terminated.

The U.S. government has undertaken commitments to acquire improved countermeasures against bioterrorism, including the stockpiling of vaccines for anthrax and smallpox. On November 4, 2004, we were awarded the SNS Contract to supply the U.S. government with up to 75 million doses of our anthrax vaccine candidate over five years. If we fail to meet the requirements of the SNS Contract or otherwise breach the contract, the government could terminate the SNS Contract. For example, we estimate that we will be prepared to deliver validated drug product in the fourth quarter of 2006, rather than during the first half of 2006 as originally planned. If the U.S. government does not agree to amend the SNS Contract schedules, we will not be able to meet the schedule set forth in the SNS Contract and the U.S. government may terminate the contract for default and seek its excess re-procurement costs.

We are communicating with HHS regarding a potential modification to our SNS Contract. We currently anticipate that this potential modification will establish a new schedule for delivery of the vaccine into the SNS stockpile to accommodate certain delays in the development of the vaccine and additional requirements by HHS. Because the potential modification and its content are still under discussion, we cannot assure that the modification will be issued by HHS in our favor, if at all. If HHS does not approve the modification, we will not be able to perform the first delivery under the SNS Contract, in which event HHS may declare us in default under the SNS contract. Additionally, HHS may require additional data prior to accepting delivery of a validated recombinant anthrax vaccine, which could delay delivery of the vaccine. Due to the evolving nature of biodefense product procurement by HHS and the risks and uncertainties associated with pharmaceutical product development, we cannot be certain of the timing of deliveries or that the vaccine can be delivered.

In addition, the SNS Contract is primarily a fixed-price contract and, if we do not perform efficiently, we could suffer losses under the contract. In accordance with its standard contracting terms, the U.S. government may terminate the SNS Contract at its convenience at any time. We need to substantially increase our employee base to fulfill certain requirements under the SNS Contract, and are in the process of doing so. However, there is no guarantee that we will be able to find and hire additional suitable employees or that we will be able to integrate them into our operations properly so as to enable us to fulfill the requirements of the SNS Contract. Any failure to adequately staff our operations will have a material adverse effect on our business.

The government’s determination to award future contracts to us may be challenged by an interested party, such as another bidder, at the General Accounting Office or in federal court.

The laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract. Such protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the General Accounting Office or the applicable federal court, thus potentially delaying delivery of goods and services and payment. In addition, we may be forced to expend considerable funds to defend the award. If a protest is successful, the government may be ordered to terminate our contract for its convenience and resolicit bids. The government could even be directed to award the contract to one of the other bidders.

The U.S. Congress may instigate an inquiry into the award of the SNS Contract to us which could adversely impact our business.

At least two Senate offices, including that of Senator Charles Grassley, have made inquiries about the award of the SNS Contract. Senator Charles Grassley, Chairman of the U.S. Senate Finance Committee, sent a letter to HHS on January 28, 2005 requesting information about the SNS Contract and its award to us. The letter alleges that HHS may have acted prematurely in awarding the SNS Contract to us. There can be no assurance that the U.S. Senate Finance Committee or other Congressional committees or members of Congress will not pursue an inquiry into the SNS Contract. Such an inquiry, if it were initiated, could include public hearings that could lead to negative publicity, a change to the SNS Contract, and an adverse effect on the value of our common stock. In addition, our competitors may attempt to create negative perceptions about VaxGen among members of Congress or the public that could encourage such inquiries. A formal U.S. Congressional inquiry would distract management, require significant human and financial resources to defend, could harm our reputation and could ultimately lead to audit or modification of contract terms or provisions of the SNS Contract by the U.S. government at its sole discretion, all of which may adversely impact our business.

The award of the SNS Contract does not mean there will be any future contracts awarded.

The award of one government contract does not secure or increase the likelihood of the award of future contracts. By law, the U.S. government must seek competitive offers when procuring goods and services. In addition, if we do not perform in accordance with the terms of the SNS Contract, we may receive a poor performance report, which would be considered by the U.S. government in making any future awards, thus making it more difficult for us to win the award of such future contracts. Accordingly, we cannot be certain that we will be awarded any future government contracts, including any contract to supply an additional government stockpile of anthrax vaccine. It is possible that future awards to provide the U.S. government with emergency stockpiles of anthrax vaccine will be granted solely to another supplier. If the U.S. government makes significant future contract awards for the supply of its emergency stockpile to our competitors, such as BioPort, our business will be harmed and it is unlikely that we will be able to ultimately commercialize that particular vaccine. In addition, the determination of when and whether a product is ready for large scale purchase and potential use will be made by the Office of Public Health Emergency Preparedness in consultation with other governmental agencies including the FDA and the Centers for Disease Control. President Bush has proposed, and Congress is considering, measures to accelerate the development of biodefense products through NIH funding, the review process by the FDA and the final government procurement contracting authority. While this may help speed the approval of our vaccine candidates, it may also encourage competitors to develop their own vaccine candidates. If competitive vaccine candidates gain approval, we could face severe competition, which could harm our business.

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

We have experienced a period of rapid change in our business as a result of increased emphasis on biodefense opportunities. In addition, we expect to experience substantial growth in 2006 in manufacturing, quality systems, clinical and regulatory functions associated with our SNS Contract. This change and growth in our business has strained and may continue to strain our administrative, financial and operational functions. We will need to, among other things, expand our staff and improve our systems and procedures to manage our expected growth and to maintain an adequate system of internal controls. Furthermore, through 2004 we made substantial capital expenditures in order to fulfill certain obligations under the SNS Contract. We plan additional capital expenditures in this regard, but at substantially lower levels than what we have already made. These additional capital expenditures will be primarily for redundancy, safety and corporate expansion. As a result of a rapid increase in headcount and capital expenditures, our operating budgets are significantly greater than they have been in the past. If we are unable to manage the change and growth of our business effectively, we may be unable to perform under our existing contracts or obtain future government contracts, both of which would harm our results of operations and financial condition.

U.S. government agencies have special contracting requirements, which create additional risks.

We have entered into contracts with NIAID and HHS and a license agreement with USAMRIID, which are U.S. government agencies. Substantially all of our revenue is derived from government contracts and grants. In contracting with government agencies, we are subject to various U.S. government agency contract requirements. Future sales to U.S. government agencies will depend, in part, on our ability to meet U.S. government agency contract requirements, which we cannot be certain of satisfying.

U.S. government contracts typically contain termination provisions unfavorable to the non-governmental party, and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks.

These risks include the ability of the U.S. government to unilaterally:

•	suspend or prevent us for a set period of time from receiving new government contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	terminate our existing government contracts;

•	reduce the scope and value of our existing government contracts;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products; and

•	change certain terms, conditions and requirements of our contracts.

The U.S. government may terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. In addition, the U.S. government could bring criminal and civil charges against us based on intentional or unintentional violations of the representations and certifications that we have made in all our government contracts.

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

We could also suffer serious harm to our reputation if allegations of impropriety were made against us. Although adjustments arising from government audits and reviews have not seriously harmed our business in the past, future audits and reviews could cause adverse effects. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses, may not be reimbursable or allowed under our contracts. Our NIAID Contracts and part of our SNS Contract contain cost-reimbursement terms and provisions. All of the costs that we incur under our NIH cost-reimbursement contracts will be subject to audit by the U.S. government, and the U.S. government will also determine the final indirect cost rate that we may charge. These audits could result in claims by the U.S. government for any unallowable or unallocable costs that we charged, or excess indirect costs, and for penalties that may be imposed for claiming unallowable costs.

In the future, if we must comply with some or all of the U.S. government-specific cost accounting standards, it is possible that we will need to expend substantial resources to modify our accounting processes and procedures. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

In addition, with respect to the technology we received from USAMRIID, our license agreement with USAMRIID provides that USAMRIID reserves the right to require us and our affiliates to grant a nonexclusive, partially exclusive, or exclusive sublicense in any field of use to a responsible applicant, upon terms that are reasonable under the circumstances and under applicable law, to fulfill public health or safety needs. While we would be given an opportunity to appeal such a decision, the government’s exercise of such rights could give our competitors an opportunity to exploit the licensed patents and thereby undermine our competitive position. In addition, the license agreement requires us to manufacture products licensed under the agreement in the United States, which will result in less flexibility in commercializing our products.

Our fixed price and cost plus contracts may commit us to unfavorable terms.

We provide our products and services primarily through fixed-price and cost-plus contracts. In a fixed-price contract, we must fully absorb our cost overruns, notwithstanding the difficulty of estimating costs that are related to performance in accordance with contract specifications. The failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss. In a cost-plus contract, we are allowed to recover our approved costs, plus a fee, which may be fixed or variable depending on the contract arrangement. The total price on a cost-plus contract is based primarily on allowable costs incurred, but generally is subject to contract funding limitations. U.S. government regulations require us to notify our customer of any cost overruns or under runs on a cost-plus contract. If we incur costs in excess of the funding limitation in the contract, we may not be able to recover those cost overruns.

We license our vaccine candidates from third parties. If we fail to perform our obligations under these license agreements, we could lose our ability to develop and commercialize our vaccine candidates.

We license our anthrax vaccine candidate from USAMRIID and we license our smallpox vaccine candidate from Kaketsuken. Each of these license agreements requires that we perform certain obligations, including diligence obligations. If we fail to comply with our obligations under these agreements in a timely fashion, our licensors could terminate our rights to develop and commercialize our anthrax and smallpox vaccine candidates, which would seriously harm our business and prospects. These agreements may also require us to indemnify our licensors for various liabilities that may arise from the development and commercialization (including manufacture) of our vaccine candidates, whether or not the reason for the liability is within our control.

Our license agreement with Kaketsuken for our smallpox vaccine candidate may restrict our ability to develop and commercialize other smallpox vaccine products.

For a period of five years after the termination of our LC16m8 Agreement with Kaketsuken for our smallpox vaccine candidate, we may not, without Kaketsuken’s prior written consent, file for or obtain regulatory approval, sell and/or otherwise deal in any product having a similar activity to LC16m8. During the term of the LC16m8 Agreement, we may not, without the prior written consent of Kaketsuken, develop, sell, commercialize and/or otherwise deal in any products which may compete with or adversely affect LC16m8. These restrictions will be waived if the LC16m8 Agreement is terminated due to Kaketsuken’s uncured material breach of the LC16m8 Agreement or the FDA determines that LC16m8 is not approvable in the United States. These restrictions may adversely affect our ability to pursue attractive business opportunities.

Our suppliers may fail to provide, or may be delayed in providing, us with the necessary materials to produce our vaccine candidates.

We rely on suppliers to provide us with the necessary materials to produce our vaccine candidates. Any significant delays in obtaining any of these materials from our suppliers or other failure by our suppliers to perform as agreed may cause us to fail to perform under our contracts, which may cause us to be in breach under those contracts and cause those contracts to be terminated. We cannot assure you that we will not face shortages from one or more of these suppliers in the future. In particular, depending on both our and Kaketsuken’s supply needs for LC16m8, we may be unable to obtain adequate bulk vaccine material from Kaketsuken. We cannot ensure that if a shortage of LC16m8 bulk material occurs, the bulk manufacturing technology will be transferred to us on terms favorable to us or at all.

Our subcontractors may fail to perform, or may be delayed in performing, certain tasks related to our ability to provide our vaccine candidates to the government under our contracts.

We rely on suppliers to provide us with the necessary materials to produce our vaccine candidates. Any significant delays in obtaining any of these materials from our suppliers or other failure by our suppliers to perform as agreed may cause us to fail to perform under our contracts, which may cause us to be in breach under those contracts and cause those contracts to be terminated. We cannot assure you that we will not face shortages from one or more of these suppliers in the future. In particular, depending on both our and Kaketsuken’s supply needs for LC16m8, we may be unable to obtain adequate bulk vaccine material from Kaketsuken. We cannot ensure that if a shortage of LC16m8 bulk material occurs the bulk manufacturing technology will be transferred to us at terms favorable to us or at all.

We have only a limited operating history and we expect to continue to generate losses.

To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. At December 31, 2005, we had a large accumulated deficit. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to procure future contracts to supply the anthrax and smallpox vaccines to the U.S. government, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products directly or through business partners. We cannot assure you that we will be able to accomplish any of these objectives.

Vaccine development is a long, expensive and uncertain process and the approval requirements for vaccines used to fight bioterrorism are still evolving. If we are unable to successfully develop and test our vaccine candidates in accordance with these requirements, our business will suffer.

We are subject to rigorous and extensive regulation by the FDA and comparable foreign regulatory authorities. In the United States, our vaccine candidates for anthrax and smallpox are regulated by the FDA as biological drug products, known as Biologics. In order to obtain approval from the FDA to market our vaccine candidates, other than to the SNS under the terms of our SNS Contract, we will be required to submit to the FDA a Biologics License Application (“BLA”), which must include both preclinical and clinical trial data as prescribed by the FDA’s current regulatory criteria for vaccines such as our product candidates, as well as extensive data regarding the manufacturing procedures and processes for the vaccine candidates. Ordinarily, the FDA requires a sponsor to support a BLA application with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 efficacy trials conducted in patients with the disease or condition being targeted. Because humans are not normally exposed to anthrax or smallpox, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing.

Specifically, we intend to pursue FDA approval of our anthrax and smallpox vaccine candidates under requirements published by the FDA in 2002 that allow the FDA to approve certain vaccines used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances based on human clinical data to demonstrate safety and immune response, and evidence of effectiveness derived from appropriate non-clinical studies and any additional supporting data. We cannot predict whether we will obtain regulatory approval for any of our product candidates pursuant to these provisions, or at all. We may fail to obtain approval from the FDA or foreign regulatory authorities, or experience delays in obtaining such approvals, due to varying interpretations of data or failure to satisfy current safety, efficacy, and quality control requirements. Until we receive FDA approval, we will not receive certain payments under the SNS contract. Further, our business is subject to substantial risk because the FDA’s current policies governing biodefense vaccines may change suddenly and unpredictably and in ways that could impair our ability to obtain regulatory approval of these products. We cannot guarantee that the FDA will approve our anthrax and smallpox vaccine candidates on a timely basis or at all.

Delays in successfully completing our clinical trials could jeopardize our ability to obtain regulatory approval or market our vaccine candidates on a timely basis.

Our business prospects will depend on our ability to complete patient enrollment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize our vaccine candidates. Vaccine development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our non-clinical studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a vaccine candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or foreign regulatory bodies. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

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

We depend on independent clinical investigators to conduct our clinical trials. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our vaccine development programs. If independent investigators fail to devote sufficient time and resources to our vaccine development programs, or if their performance is substandard or fails to comply with the protocol and applicable laws and regulatory standards, FDA approval of our vaccine candidates may be delayed or prevented. These independent investigators may also have relationships with other commercial entities, some of which may compete with us. If these independent investigators assist our competitors at our expense, it could harm our competitive position.

If we fail to comply with extensive regulations enforced by domestic and foreign regulatory authorities both before and after we obtain approval of our vaccine candidates, the commercialization of our product candidates could be prevented, delayed or suspended.

Vaccine candidates are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. Our vaccine candidates are in the preclinical and clinical stages of development and have not received required regulatory approval from the FDA to be commercially marketed and sold in the United States. With the exception of LC16m8, which is approved and sold in Japan, our vaccine candidates have not received required regulatory approval from foreign regulatory agencies to be commercially marketed and sold. The process of obtaining and complying with FDA, other governmental and foreign regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense exerted, regulatory approval is never guaranteed.

We also are subject to the following regulatory risks and obligations, among others;

•	the FDA or foreign regulators may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied;

•	the FDA or foreign regulators may require additional testing for safety and effectiveness;

•	the FDA or foreign regulators may interpret data from non-clinical testing and clinical trials in different ways than we interpret them;

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

•

if regulatory approval of the vaccine candidate is granted, the marketing of that vaccine would be subject to adverse event reporting requirements and a general prohibition against promoting products for unapproved or “off-label” uses; and

•

in some foreign countries, we may be subject to official release requirements that require each batch of the vaccine we produce to be officially released by regulatory authorities prior to its distribution by us.

Failure to comply with the regulatory requirements of the FDA and other applicable foreign regulatory bodies may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention, including any products that we manufacture under the SNS Contract;

•	product recalls;

•	total or partial suspension of production; and

•	suspension or revocation of the marketing license.

We and our subcontractors are subject to ongoing regulatory review and periodic inspection and approval of manufacturing procedures and operations, including compliance with cGMP regulations.

The manufacturing methods, equipment and processes used by us and our subcontractors must comply with the FDA’s cGMP, or current Good Manufacturing Practices, regulations. The cGMP requirements govern, among other things, recordkeeping, production processes and controls, personnel and quality control. The FDA must approve the facilities used to manufacture our products before they can be used to commercially manufacture our vaccine products or commence deliveries under the SNS Contract, and these facilities are subject to ongoing and periodic inspections. If we or our subcontractors fail to comply with cGMP requirements, or fail to pass a pre-approval inspection of our manufacturing facility in connection with the SNS Contract, we may not receive regulatory approval, and we would be subject to possible judicial or administrative sanctions. In addition, preparing a manufacturing facility for commercial manufacturing may involve unanticipated delays and the costs of complying with the cGMP regulations may be significant. Any material changes we make to our manufacturing processes after we obtain approval of a product may require approval by the FDA, state or foreign regulatory authorities.

Our product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.

Our success depends on our ability to successfully develop and obtain regulatory approval to market new biopharmaceutical products. Development of a product requires substantial technical, financial and human resources. Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

•	the lack of adequate quality or sufficient prevention benefit, or unacceptable safety during preclinical studies or clinical trials;

•	their failure to receive necessary regulatory approvals;

•	the existence of proprietary rights of third parties; or

•	the inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

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

If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products. If we infringe on the intellectual property rights of others, we may be prevented from developing or marketing our product candidates. We rely on patent and other intellectual property protection to prevent our competitors from manufacturing and marketing our product candidates. Given the rights retained and licenses granted to the U.S. government with regard to our anthrax vaccine candidate, to the extent that the U.S. government or foreign governments or organizations procuring vaccines through treaties or agreements with the U.S. government constitute the primary market for any of our products, the licenses granted by the U.S. government may not provide us with a competitive advantage.

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

Our technology, including technology licensed from Kaketsuken and USAMRIID, or technology that we may license in the future, if any, will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents, or effectively maintained as trade secrets and exclusively licensed to us. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the scope and breadth of patent claims that may be afforded to other companies’ patents. In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate these suits, even in such instances in which the outcome is favorable to us.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•

any patents issued to us or licensed from Kaketsuken or USAMRIID or other parties, or that we may license in the future, if any, will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•	we or any of our current or future licensors will adequately protect trade secrets; or

•	we will develop additional proprietary technologies that are patentable; or the patents of others will not have a material adverse effect on our business.

We cannot be certain that patents issued to us in the future, if any, or patents that we have licensed from Kaketsuken and USAMRIID, or that we may license in the future, if any, will be enforceable and afford protection against competitors. In this regard, the U.S. government has the right to use, for or on behalf of the U.S. government, any technologies developed by us under our U.S. government contracts and we cannot prohibit third parties, including our competitors, from using those technologies in providing products and services to the U.S. government. Accordingly, under our license agreement with USAMRIID granting us an exclusive license to commercialize the anthrax vaccine, the U.S. government retains a license for any federal government agency to practice USAMRIID’s anthrax-related inventions, by or on behalf of the government, thereby allowing the use of the inventions in support of government contracts with other parties, including our competitors.

Moreover, we could lose the USAMRIID license if the U.S. government terminates the license if we or any of our sublicensees:

•	fail to diligently develop a vaccine product in accordance with the development plan described in the agreement;

•	materially breach the agreement;

•	make a materially false statement (or fail to provide required information) in a plan or report required under the agreement;

•	fail to make payments required under the agreement; or

•	file for bankruptcy.

In addition, we cannot assure you that our operations or technology will not infringe intellectual property rights of others. The United States Patent and Trademark Office keeps United States patent applications confidential while the applications are pending. As a result, we cannot determine which inventions third parties claim in pending patent applications that they have filed. We may need to engage in litigation to defend or enforce our patent and license rights or to determine the scope and validity of the proprietary rights of others. If we infringe the intellectual property of others, there can be no assurance that we would be able to obtain licenses to use the technology on commercially reasonable terms or at all. Failure to obtain licenses could force us to cease development or sale of a product candidate.

Our Korean manufacturing joint venture may not be successful.

We cannot be certain that Celltrion, the manufacturing facility located in the Republic of Korea in which we are a joint venture participant, will pass domestic or foreign regulatory approvals or be able to manufacture mammalian cell culture products in commercial quantities on a cost-effective basis or at all. In addition, it is uncertain whether Celltrion will be able to effectively manage the facility for mammalian cell culture biomanufacturing and to make this facility profitable. Furthermore, the political, social and economic situation in the Republic of Korea, and the stability of the Korean peninsula as a whole, may not provide an environment in which Celltrion would be able to manufacture products cost-effectively or at all. The government of the Republic of Korea may impose regulations or restrictions that would make it difficult, impractical or impossible, whether economically, legally or otherwise, for Celltrion to conduct its business there.

If Celltrion is unable to manufacture mammalian cell culture products, or if it becomes commercially impractical for Celltrion to manufacture such products, we may not realize a financial or other benefit from our investment.

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

Even if we are successful in developing effective vaccine products, and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, making our products obsolete, or that are marketed before any products we develop are marketed.

Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts, as well as universities and public and private research institutions. Many of the organizations competing with us may have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater marketing capabilities than we do.

Natural disasters, including earthquakes, may damage our facilities.

Our corporate and manufacturing facilities are primarily located in California. Our facilities in California are in close proximity to known earthquake fault zones. As a result, our corporate, research and manufacturing facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the scope or amount of coverage will be adequate in any particular case.

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

If our competitors successfully enter into partnering or license agreements or we are unable to reach agreement on license or partnering agreements on terms acceptable to us, we may then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. In addition, if we are unable to manage successfully any acquisitions, joint ventures and other collaboration opportunities, we may be limited in our ability to develop new products and therefore to continue to expand our product pipeline.

Our use of hazardous materials and chemicals require us to comply with regulatory requirements and exposes us to potential liabilities.

Our research and development involves the controlled use of hazardous materials and chemicals. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines. These damages could exceed our resources and any applicable insurance coverage. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

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

If a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination could result in liabilities in excess of our insurance coverage. We currently have product liability insurance, including clinical trial liability, in the amount of $25.0 million for our anthrax and smallpox programs. Additionally, we are applying for indemnification under the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (the “SAFETY Act”), which preempts and modifies tort laws so as to limit the claims and damages potentially faced by companies who provide certain “qualified” anti-terrorism products. However, we cannot be certain that our current insurance can be maintained, or that additional insurance coverage could be obtained on acceptable terms, if at all.

Legislation limiting or restricting liability for medical products used to fight bioterrorism is new, and we cannot be certain that any such protections will apply to our vaccines or products.

The Public Readiness and Emergency Preparedness Act (“Public Readiness Act”) was signed into law December 2005 and creates general immunity for manufacturers of countermeasures, including security countermeasures (as defined in Section 319F-2(c)(1)(B)), when the Secretary of HHS issues a declaration for their manufacture, administration or use. The declaration is meant to provide general immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. Manufacturers are exempt from this protection in cases of willful misconduct.

Upon a declaration by the Secretary of HHS, a compensation fund is created to provide “timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure”. The “covered injuries” to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. However, a willful misconduct action could be brought against us if an individual(s) exhausted their remedies under the compensation program and thereby expose us to liability.

We may become subject to standard product liability suits and other third party claims if vaccines or products developed by us and which fall outside of the Public Readiness Act cause injury or if vaccinated individuals subsequently become infected or otherwise suffer adverse effects from such vaccines or products.

We may be subject to claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

As is commonplace in the biotechnology industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Failure to hire and retain key management employees could adversely affect our ability to obtain financing, develop our products, conduct clinical trials or execute our business strategy.

We are highly dependent on our senior management and scientific staff. These individuals have played a critical role in raising capital, negotiating business development opportunities, developing the vaccine candidates, conducting clinical trials and manufacturing product candidates. We face intense competition for qualified personnel, and the existence of non-competition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to suit from their former employers. We do not maintain non-compete agreements with any of our employees. If we lose the services of any key members of our senior management or scientific staff, temporarily or permanently, and we are unable to recruit qualified replacements where we deem it necessary, we may be unable to achieve our business objectives.

Our stockholders could experience substantial dilution as result of the issuance of additional shares of common or preferred stock.

Our Board of Directors has the authority to establish the designation of up to 20,000,000 shares of preferred stock that are convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. We may raise additional funds through public or private offerings of our preferred stock or our common stock, or through issuance of debt securities that are convertible into shares of our common stock. The issuance of additional shares of our common stock, or conversion of preferred stock or debt securities into shares of common stock, would further dilute the percentage ownership of our stockholders.

Shares of our common stock eligible for future sale may adversely affect the market for our common stock.

After we have filed all of our outstanding periodic reports with the SEC, if at all, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of our common stock by means of effective resale registration statements. We agreed to register for resale under the Securities Act the shares of our common stock issuable upon conversion of the Notes and the shares of our common stock issued in private placements of our common stock in November 2004 and February 2006. We have agreed to file registration statements for these shares within 30 days following the first date we become current in our reporting requirements under the Exchange Act and to use our best efforts to cause the registration statements to become effective in no event later than 120 days after the filing of these registration statements. In addition, pursuant to Rule 144 generally, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two year holding period, such as certain of those stockholders who purchased shares of our common stock in our November 2004 private placement. Any substantial sale of our common stock effective resale registration statements or pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

Our stock price is likely to be volatile.

Currently, our common stock is traded over the counter, or OTC, and is quoted on the OTC Pink Sheets LLC. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq National Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. As such, the trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and December 31, 2005, the closing price of our common stock, as quoted on the Pink Sheets, has ranged from a high of $18.55 per share to a low of $6.67 per share.

Our stock price could continue to be subject to wide fluctuations in response to a variety of factors, including the following:

•	timing and consistency of filing financial statements;

•	failure to win future government contracts or the termination of our existing contracts and government activities relating to contracts for anthrax or smallpox vaccines;

•	adverse results or delays in clinical trials;

•	delays in our product development efforts;

•	real or perceived safety issues with any of our vaccine candidates;

•	failure to obtain or maintain required regulatory approvals;

•	delays in completion and/or validation of manufacturing activities relating to our partially owned facilities in the Republic of Korea;

•	changes in financial estimates by securities analysts and our failure to meet or exceed such estimates;

•	rumors about our business prospects, product development efforts or the progress, timing and completion of our clinical trials;

•	new products or services offered by us or our competitors or announcements relating to product developments by our competitors;

•	issuances of debt or equity securities;

•	actual or expected sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the Nasdaq National Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. If we face securities litigation in the future, even if meritless or unsuccessful, it would result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on our business.

We could experience equipment, raw material, manufacturing, quality control or other production problems, especially in periods of increasing volume.

There can be no assurance that we will be able to meet our projected manufacturing capacity. We have made and intend to continue to make significant capital expenditures to expand our manufacturing capacity. However, since customer demand is difficult to predict, we may be unable to ramp up our production quickly enough to timely fill new customer orders. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity. We may experience manufacturing complications associated with increasing our manufacturing capacity, including the adequate production capacity to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result, which would have an adverse effect on our results of operations.

Failure of any portion of our infrastructure at our California manufacturing facility could have a material adverse effect on our business.

We are highly dependent on our wholly owned manufacturing infrastructure in California to achieve our business objectives. If we experience a problem that impairs our manufacturing infrastructure, such as a computer virus, intentional disruption of information technology systems by a third party, a work stoppage, terrorist attack or manufacturing failure, the resulting disruptions could impede our ability to book or process orders, manufacture and ship in a timely manner or otherwise carry on our business in the ordinary course. Any such events could cause us to lose significant customers or net sales and could require us to incur significant expense to eliminate these problems and address related security concerns.

We have no history of paying dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We plan to retain any future earnings to finance our growth. If we decide to pay dividends to the holders of our common stock, such dividends may not be paid on a timely basis.

Our charter documents and Delaware law may discourage an acquisition of VaxGen.

Provisions of our certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. Our charter and by-laws also provide that special stockholders meetings may be called only by our Chairman of the board of directors, by our Secretary at the written request of the chairman or by our board of directors, with the result that any third-party takeover not supported by the board of directors could be subject to significant delays and difficulties.

Fluctuations in foreign exchange rates may adversely affect our financial position and results of operations.

The operations of Celltrion expose us to currency fluctuations and exchange rate risks. Celltrion, which is incorporated in the Republic of Korea, records its transactions in Korean Won. Our share of Celltrion’s results, however, is reflected in our financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Korean Won. During a period in which the U.S. dollar weakens against the Korean Won, our reported net losses will increase because our share of Celltrion’s net losses in Korean Won will translate into relatively more U.S. dollars. In addition, Celltrion’s purchases of engineering and construction services in Swiss francs are translated into Korean Won at the time of payment.

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

On an ongoing basis, we are required to have current GAAP financial information from Celltrion and until we receive this information, we may not be able to evaluate our financial condition or operating results on a timely basis.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In 2005, our executive offices were located in Brisbane, California, in an office building in which we leased approximately 20,000 square feet. The lease agreement terminates in May 2007 and we have an option to renew for an additional five-year period. We also lease approximately 105,000 square feet of laboratory and manufacturing space in South San Francisco, California, under two lease agreements. This space is used for manufacturing, quality assurance, quality control, research and development and other functions. Our leases provide for an additional 35,000 square feet. Our South San Francisco leases terminate in December 2016; however, we have options to renew them for two additional five-year periods. As of December 31, 2005, we believed that our facilities were sufficient to support our operations for at least the next 18 months.

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

The Job Creations Act requires companies to disclose the requirement to pay certain penalties for failure to disclose on tax returns required information with respect to specified reportable transactions, including transactions identified by the Internal Revenue Service as abusive or tax avoidance (shelter) transactions. The Company does not have reportable transactions under this requirement.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions with the Company as of December 31, 2005 are as follows:

Name of Executive Officer	Age	Principal Occupation

Lance K. Gordon, Ph.D.*	58	President and Chief Executive Officer
Carmen M. Betancourt-Riche*	50	Senior Vice President, Regulatory Affairs and Quality Systems
Marc J. Gurwith, M.D.	66	Senior Vice President, Medical Affairs and Chief Medical Officer
Kathrin U. Jansen, Ph.D.*	47	Senior Vice President, Research and Development and Chief Scientific Officer
Kevin C. Lee*	51	Acting Chief Financial Officer
James P. Panek*	52	Senior Vice President, Manufacturing Operations
Roland Lance Ignon	49	Vice President, Corporate Affairs
Piers C. Whitehead	43	Vice President, Corporate and Business Development

* Dr. Gordon, Ms. Betancourt-Riche, Dr. Jansen and Mr. Lee resigned from the Company in 2007, 2006, 2006 and 2006, respectively. Mr. Panek became President and Chief Executive Officer in January 2007.

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

Kevin C. Lee

Mr. Lee was appointed Acting Chief Financial Officer in June 2005. In his capacity as Acting Chief Financial Officer, Mr. Lee served as both VaxGen’s principal financial officer and principal accounting officer until March 2006. Prior to being named Acting Chief Financial Officer, Mr. Lee had served as VaxGen’s Senior Director, Finance and Accounting since September 2003. Mr. Lee was a consultant to VaxGen from July 2003 to August 2003. From June 2000 to March 2003, Mr. Lee was Controller and Director of Finance for Telik, Inc., a biotechnology company. Mr. Lee has extensive financial experience in the biotechnology industry and was also an auditor for Coopers & Lybrand (now PricewaterhouseCoopers LLP). Mr. Lee received a B.S. in Economics from the University of California at Berkeley and a Masters in International Management from the American Graduate School of International Management in Glendale, Arizona. He is a Certified Public Accountant.

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

Roland Lance Ignon

Mr. Ignon has served as our Vice President, Corporate Communications, since September 2001. He joined the Company in March 2000 as Senior Director, Corporate and Financial Communications. Mr. Ignon’s title was changed in 2005 to Vice President, Corporate Affairs, to reflect additional responsibilities under his oversight. Mr. Ignon has nearly 20 years of experience as a business journalist and communications professional. Prior to joining the Company, Mr. Ignon served from 1996 to 2000 as Director, Corporate Communications, for Tenet Healthcare Corporation, one of the nation’s largest operators of acute care hospitals,. Mr. Ignon also served as Vice President of Investor Relations at Sitrick And Company, one of the nation’s leading crisis communications firms, from 1994 to 1995. As a journalist, Mr. Ignon served as founding editor of an award-winning business newspaper and as a finance reporter and editor at Investor’s Business Daily. Mr. Ignon also was a reporter for Bloomberg Business News, The Economist Group and the Los Angeles Times. Mr. Ignon earned a B.A. degree in political science from the University of California, Irvine, and an M.A. from the Graduate School of Journalism at Columbia University.

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

               Price Range of Common Stock

Our common stock began trading publicly on the Nasdaq National Market on June 30, 1999 under the symbol, “VXGN.” On August 6, 2004, we announced that we had received notification from the Nasdaq Panel that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. The Nasdaq Panel’s decision to delist our stock was based on our filing delinquency and our determination that previously filed financial statements for the years ended December 31, 2003, 2002 and 2001 should not be relied upon. We intend to apply for relisting on Nasdaq or any other exchange upon filing our remaining delinquent reports. Our common stock is currently quoted on the OTC Pink Sheets under the symbol VXGN.PK.

The following table lists quarterly information on the intra-day price range of the common stock based on the high and low sales prices for our common stock as reported on the OTC Pink Sheets or the Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

	High	Low

Fiscal 2005**:
Fourth Quarter	$17.06	$7.79
Third Quarter	$15.73	$10.83
Second Quarter	$12.60	$8.25
First Quarter	$20.00	$12.20

Fiscal 2004*:
Fourth Quarter	$18.70	$10.60
Third Quarter	$14.75	$5.90
Second Quarter	$18.11	$10.60
First Quarter	$12.42	$7.70

* First and second quarters of 2004 are based on trading on the Nasdaq National Market; third quarter of 2004 is based on trading on the Nasdaq National Market from July 1, 2004 through August 8, 2004 and on quotation on the OTC Pink Sheets from August 9, 2004 through September 30, 2004; and, fourth quarter is based on quotation on the OTC Pink Sheets.

** 2005 is based on the OTC Pink Sheets.

As of March 30, 2007, there were 372 holders of record of the common stock and the last reported sales price on the OTC Pink Sheets for the common stock was $1.83 per share.

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

The following selected financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes to those consolidated financial statements, included elsewhere in this Annual Report.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Statement of Operations Data:	(C)	(B)
Revenues:
Research contracts and grants	$29,073	$31,395	$28,006	$2,819	$895
Related party services	866	—	1,051	392	—

Total revenues	29,939	31,395	29,057	3,211	895
Operating expenses:
Research and development	64,230	42,652	32,161	27,226	16,993
General and administrative	32,905	21,803	15,988	10,753	11,877

Loss from operations	(67,196)	(33,060)	(19,092)	(34,768)	(27,975)
Other income (expense):
Interest expense	(2,360)	—	—	—	—
Interest income and other	967	807	488	2,038	3,255
Gain on sale of investment in affiliate	11,196	—	—	—	—
Valuation adjustments	(1,129)	(16,183)	4,499	(4,297)	4,025
Equity in loss of affiliate	(2,370)	—	(6,735)	(803)	—
Foreign currency	825	—	—	—	—

Total other income (expense)	7,129	(15,376)	(1,748)	(3,062)	7,280

Net loss before minority interest	(60,067)	(48,436)	(20,840)	(37,830)	(20,695)
Minority interest in variable interest entity	4,109	2,742	—	—	—
Minority interest in loss of subsidiary	—	—	1,020	162	—

Loss before cumulative effect of change in accounting principle	(55,958)	(45,694)	(19,820)	(37,668)	(20,695)
Cumulative effect of change in accounting principle (A)	—	—	700	—	—

Net loss	(55,958)	(45,694)	(19,120)	(37,668)	(20,695)
Charges related to Series A preferred stock	—	—	(2,580)	(17,034)	(3,467)

Net loss applicable to common stockholders	$(55,958)	$(45,694)	$(21,700)	$(54,702)	$(24,162)

Basic and diluted loss per share applicable to common stockholders:
Before cumulative effect of change in accounting principle	$(1.89)	$(1.78)	$(1.19)	$(3.76)	$(1.71)
Cumulative effect of change in accounting principle (A)	—	—	0.04	—	—

Basic and diluted loss per share applicable to common stockholders	$(1.89)	$(1.78)	$(1.15)	$(3.76)	$(1.71)

Weighted average shares used in computing basic and diluted loss per share applicable to common stockholders	29,599	25,677	18,916	14,567	14,145

	December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:	(C)	(B)
Cash, cash equivalents and investment securities	$17,026	$46,090	$28,685	$22,932	$47,880
Working capital	1,638	23,681	21,056	6,868	41,358
Property and equipment	32,275	138,246	18,517	5,429	3,020
Investment in affiliate	17,761	—	34,561	38,513	—
Total assets	81,833	198,467	94,464	75,945	53,184
Derivative liabilities	2,925	—	3,407	8,606	4,309
Convertible senior subordinated notes	29,967	—	—	—	—
Obligation to related party, non-current	—	—	31,540	34,115	—
Non-current obligations	—	57,531	—	—	—
Minority interest of subsidiary	—	—	5,818	6,838	—
Minority interest of variable interest entity	—	31,284	—	—	—
Series A preferred stock	—	—	—	1,232	7,174
Total stockholders’ equity	24,145	77,226	41,222	13,489	37,673

(A) Cumulative effect of change in accounting principle for the year ended December 31, 2003 relates to our adoption of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

(B) Reflects the consolidation of Celltrion under FIN 46R effective January 1, 2004. Refer to Note 2 in the accompanying financial statements for further discussion.

(C) Reflects the consolidation of Celltrion from January 1, 2005 through June 30, 2005 and the deconsolidation of Celltrion effective July 1, 2005. Refer to Note 2 in the accompanying financial statements for further discussion.

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

On August 6, 2004, we announced that we had received notification from the Nasdaq Panel that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. The Nasdaq Panel’s decision to delist our stock was based on our filing delinquency and our determination that previously filed financial statements for the years ended December 31, 2003, 2002 and 2001 should not be relied upon. We intend to apply for relisting on Nasdaq or listing on any other exchange upon filing our remaining, outstanding and delinquent reports. Our common stock is currently quoted on the OTC Pink Sheets under the symbol VXGN.PK.

Celltrion

Prior to implementing the consolidation provisions within FIN 46R, VaxGen had reflected its investment in Celltrion, Inc. (“Celltrion”) in its consolidated financial statements using the equity method. All comparative financial data included in this report for periods prior to January 1, 2004 reflects our accounting for Celltrion as an equity method investee. In September 2005, we entered into agreements to sell 1.2 million of our shares in Celltrion to a group of Korean investors and raise $15.1 million in gross proceeds. Nexol Co purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from VaxGen; thereafter, VaxGen’s investment in Celltrion is accounted for under the equity method effective July 1, 2005. At December 31, 2005, our ownership interest in Celltrion was 22%.

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

As a part of the initial capitalization of Celltrion, we made an in-kind contribution to Celltrion of the license and sub-license of certain cell culture technology used for the manufacture of pharmaceutical products. We received 7.8 million shares of Celltrion’s common stock for this contribution, representing approximately half of the then outstanding shares. In March 2002, we entered into a Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion. We do not intend to fund, nor do we have any obligation to fund the future operations of Celltrion.

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

Anthrax Vaccine

In September 2002, we were awarded a contract from NIAID to develop a new anthrax vaccine candidate and to create a feasibility plan for how we would manufacture an emergency stockpile of 25 million doses of the vaccine. Under the 2002 Anthrax Contract, $20.9 million has been awarded to develop the vaccine candidate initially developed by USAMRIID, which is intended to combine the safety benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax Protective Antigen (“PA”). During the years ended December 31, 2005, 2004 and 2003, we recognized $1.0 million, $2.2 million and $16.4 million, respectively, in revenue relating to the 2002 Anthrax Contract.

On September 30, 2003, NIAID awarded us a second contract valued at $80.3 million for the advanced development of our anthrax vaccine candidate. This contract is intended to partially fund development through manufacturing scale-up, validation and completion of two Phase 2 clinical studies, which will support the filing of a BLA with the FDA. Additional steps required to support a BLA filing not covered by the 2003 Anthrax Contract include a large-scale safety study and may include other clinical trials. As of December 31, 2005, the period of performance for the 2003 Anthrax Contract is from September 30, 2003 through September 29, 2007. During the years ended December 31, 2005, 2004 and 2003, we recognized $25.0 million, $27.3 million and $4.8 million, respectively, in revenue relating to the 2003 Anthrax Contract.

In November 2004, OPHEP awarded us a contract valued at $877.5 million to provide 75 million doses of our anthrax vaccine candidate, rPA102, to the U.S. government’s SNS for civilian defense (together with the NIAID Contracts, “Anthrax Contracts”). The SNS Contract calls for us to provide 25 million doses of our rPA anthrax vaccine to the SNS within two years of the award and a total of 75 million doses within three years. The SNS Contract also includes up to an additional $69 million in cost-plus-fixed-fee task orders, which may be awarded at the government’s discretion. Prior to commencement of deliveries, we are required to generate certain data intended to permit the use of the product in response to an emergency. We recover only a portion of the development costs associated with this work from our NIAID Contracts. After we begin deliveries of the vaccine, the SNS Contract requires that we pursue FDA licensure and, therefore, that we incur certain additional development costs that are not covered by the NIAID Contracts, including a large-scale Phase 3 safety study and that may include additional non-clinical and clinical trials. For the remainder of the 5-year contract, we are required to maintain active manufacturing operations and provide stockpile-related services. See Subsequent Events in Note 23 to the consolidated financial statements for more information regarding events occurring after December 31, 2005.

In December 2004, we received official notification from NIAID indicating that we had substantially met the program requirements associated with all milestones under the 2002 Anthrax Contract. In December 2004, NIAID notified us of its intent to terminate, for its convenience, a portion of the 2003 Anthrax Contract and redirect the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities which we had subcontracted to a fill/finish service provider. During 2004, we established a $1.5 million reserve for the settlement of our liability to this subcontractor. During the years ended December 31, 2005, 2004 and 2003 we incurred total costs of $40.2 million, $33.6 million and $21.8 million, respectively, associated with research and development for the NIAID Contracts. See Subsequent Events in Note 23 to the consolidated financial statements.

Smallpox Vaccine

In December 2002, we announced that we entered into an initial agreement with Kaketsuken of Japan that allows us to begin development of Kaketsuken’s attenuated smallpox vaccine (“LC16m8”) for use in the United States, subject to approval by the FDA. In December 2003, we entered into an agreement with Kaketsuken (“LC16m8 Agreement”), under which we have licensed from Kaketsuken the exclusive commercial rights to use, develop and sell the LC16m8 smallpox vaccine in the United States. The LC16m8 Agreement also provides us with a right of first refusal for the exclusive development and commercialization rights to LC16m8 in Europe and certain rights of negotiation for the co-commercialization of LC16m8 with Kaketsuken in any territory other than the United States, Europe and Asia. An amendment and restatement to the LC16m8 Agreement, effective October 10, 2005, primarily extended the deadline for filing a BLA to December 2008.

During the years ended December 31, 2005, 2004 and 2003, we incurred total costs of $5.3 million, $3.0 million and $1.8 million, respectively, in research and development costs associated with the smallpox vaccine program. To date, costs associated with this program have been for internal labor costs and preclinical studies. Results from preclinical studies continue to support our belief that LC16m8 may provide a safer yet effective alternative to conventional smallpox vaccines. These results, however, are insufficient to support licensure, and we will be required to demonstrate safety and effectiveness in additional clinical and animal studies in the United States in order to obtain FDA approval. Cost estimates to fund this program beyond 2005 are presently not known and will depend on the risks described in “Future Product Development Activities” below.

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

In the fourth quarter of 2003, we were awarded a grant from NIH, through SAIC-Frederick, Inc, a subsidiary of Science Applications International Corporation under contract with the National Cancer Institute, for $3.7 million to complete certain activities related to both Phase 3 clinical trials. Additionally, we obtained funding from the NIH, through the Foundation for the National Institutes of Health, Inc., also for the purpose of completing certain activities related to both Phase 3 clinical trials. We cannot be certain whether or when we will obtain additional funding to continue to develop AIDSVAX or whether we will be able to fully utilize available funding.

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

In 2003, we ceased almost all of our development efforts for AIDSVAX. For the years ended December 31, 2005, 2004 and 2003, we incurred total costs of $1.7 million, $1.5 million and $7.0 million, respectively, towards the research and development of AIDSVAX. The most significant research and development costs incurred for the development of AIDSVAX include: the costs to conduct the Phase 3 clinical trials, the cost of the clinical materials, the costs associated with the laboratory activities required to support the trials, the advanced development of our manufacturing process, the establishment of a regulatory and quality systems group to support the possible licensure of the products and the costs to refine the manufacturing process of the vaccine.

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

Significant Debt Transactions

                    Convertible Senior Subordinated Notes

In April 2005, we raised aggregate gross proceeds of $31.5 million through a private placement of 5-1/2% Convertible Senior Subordinated Notes (“Notes”) due April 1, 2010. The Notes have the following terms:

•	require semi-annual payments of interest in cash at a rate of 5-1/2%;

•	convert, at the option of the holder, into our common stock at an initial conversion price of $14.76 per share, subject to adjustment;

•	convert, at our option, into common stock if our common stock reaches a price of $22.14 per share;

•

are provisionally redeemable at our option for a redemption price of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus an interest make-whole payment, under certain circumstances, including among others, that the closing price of our common stock has exceeded $22.14 per share, subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days;

•	constitute our senior subordinated obligations; and

•

if there shall have occurred on or prior to the stated maturity of the Notes a change in control, the holders of the Notes may, under some circumstances, require us to repurchase the Notes and pay a make-whole premium to the holders of the Notes.

                    Obligation to Register Shares

Pursuant to the Notes, we have agreed to register the shares issuable upon conversion of the Notes for resale under the Securities Act. We have agreed to file with the SEC a registration statement with respect to these shares no later than 30 days following the first date we become current in our reporting requirements under the Exchange Act, which we refer to as the Filing Date and to use our best efforts to cause the registration statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC no later than 90 days after the Filing Date, (2) in the event of a review by the SEC, no later than 120 days after the Filing Date. We refer to the earlier of (1) and (2) as the Required Effective Date.

We will be liable for liquidated damages under the following circumstances or Defaults:

•	if the registration statement is not filed on or before thirty days following the Filing Date;

•	if the registration statement is not declared effective by the SEC on or prior to the Required Effective Date; or

•	if the registration statement (after its effectiveness date) ceases to be effective in certain circumstances.

In the event of a Default, we must pay as liquidated damages, for each 30-day period of a Default, an amount in cash equal to 1% of the principal amount until the applicable failure has been cured. The liquidated damages payable under the Stock Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a Registration Default.

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

                    Private Placements

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

In May 2004 Celltrion issued 693,500 shares of preferred stock at a price of 5,000 Korean Won per share ($4.28 equivalent), resulting in net proceeds of 3,447 million Korean Won ($3.0 million equivalent). In December 2004, Celltrion issued 1,356,800 shares of preferred stock at a price of 5,000 Korean Won per share ($4.56 equivalent), resulting in net proceeds of 6,751 million Korean Won ($6.2 million equivalent). In March 2005, Celltrion issued 1,949,700 shares of preferred stock at a price of 5,000 Korean Won ($4.99 equivalent) per share, resulting in proceeds of 9,698 million Korean Won ($9.5 million equivalent).

Other Significant Transactions

                    Amended Facilities Lease

On April 14, 2005, we entered into an amended lease agreement to secure space to support the production of our recombinant anthrax vaccine candidate as well as other programs. This space, which totals 105,000 square feet, is used for manufacturing, quality assurance, quality control, research and development and other functions. The amended lease replaces our previous sublease for approximately 50,000 square feet and previous leases of approximately 20,000 square feet. It also provides an additional 35,000 square feet of new space. This lease terminates in December 2016; however, we have options to renew the lease for two additional five-year periods. In connection with the amended lease agreement, an amended letter of credit in the amount of $2.4 million was issued to the lessors. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. In addition, the amended lease agreement provides for up to $2.2 million in reimbursements for the costs of certain tenant improvements. We billed for and received the full $2.2 million in reimbursements.

                    Resolution of Class Action Suit and Derivative Suit

In May 2005, the United States District Court for the Northern District of California dismissed with prejudice the class action lawsuit (No. C03-01129 JSW) filed against us in March 2003.

We also settled the shareholder’s derivative lawsuit that had been filed following the February 2003 announcement by us of clinical trial results relating to our AIDSVAX product. The settlement was approved by the court in September 2005. Under the terms of the settlement, we paid $0.5 million to the derivative plaintiffs to cover attorneys’ fees and we agreed to make certain changes in our disclosure practices and procedures.

                    Other

VaxGen’s 2001 Purchase Plan (“ESPP”) is implemented by a series of 24-month offering periods, each an “Offering Period” and collectively “Offering Periods”. Offering Periods were suspended as a result of the Company’s delisting in August 2004. In March 2005, the Board of Directors approved the extension of the Offering Period ending in March 2005 which resulted in a modification of the terms of the underlying options. The Offering Periods ending in June 2005 and September 2005, respectively, were also extended. In 2005, the Company recorded $3.5 million in non-cash compensation expense for these modifications. In September 2005, the Compensation Committee of the Board of Directors approved a contingent bonus program for employees participating in the ESPP. Under this program, a bonus would be payable to ESPP participants in the event the ESPP was terminated. In November 2005, we terminated the ESPP and the bonus therefore became payable. Payment of this bonus was contingent upon the successful completion of a financing subsequent to the termination of the ESPP and was available only to individuals who were employees at the time of the bonus payment. Accordingly, in 2005, we recorded an expense of $3.2 million for the estimated cost of this bonus program. In the first quarter of 2006, we paid employees in satisfaction of this bonus program.

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

Subsequent Events

See Subsequent Events in Note 23 to the consolidated financial statements for more information regarding events occurring after December 31, 2005.

                    SNS Contract

In May 2006, we received a unilateral contract modification from HHS related to the SNS Contract. In November 2006, we received a clinical hold notification from the FDA that postponed the initiation of the second Phase 2 trial for our investigational anthrax vaccine, rPA102. In December 2006, HHS terminated for default the SNS Contract. HHS based the decision on its determination that VaxGen “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required us to initiate a clinical trial of the vaccine candidate by December 18, 2006.

In April 2007, we entered into a settlement agreement with HHS. In accordance with the agreement, the parties terminated the remaining contract related to the development and delivery of a next-generation anthrax vaccine through a separate contract modification. As part of the settlement agreement, NIAID agreed to pay us $11.0 million. The settlement agreement also released both parties of all liabilities associated with our three anthrax government contracts: the 2002 Anthrax Contract, the 2003 Anthrax Contract and the SNS Contract. As part of the settlement agreement, the parties converted the termination of the SNS Contract to a termination for convenience and also, terminated the 2003 Anthrax Contract under a bilateral contract modification for the convenience of the government on a no-cost basis, effective April 3, 2007.

                    Restructurings

In January 2007, we restructured operations to significantly reduce operating costs and announced we were actively pursuing avenues to enhance stockholder value through a strategic transaction. Restructuring costs included employee termination benefits and costs associated with the consolidation of our California facilities. Estimated costs of the related termination benefits are $3.2 million; estimated facilities-related and other costs are $0.8 million.

In May 2007, we reduced our workforce to further reduce operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $0.6 million.

                    2003 Anthrax Contract

In December 2004, NIAID terminated, for its convenience, a portion of the 2003 Anthrax Contract and redirected the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities we had subcontracted to a fill/finish service provider. In March 2006, we agreed to pay this fill/finish service provider $1.5 million for costs relating to the termination of the subcontract, which are not reimbursable under the terms of our contract with NIAID.

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

As part of the February 2006 private placement, we agreed to file a registration statement on Form S-1 no later than 30 days after the first day that we become current with our reporting requirements under the Exchange Act of 1934. The registration for resale applies to the common stock issued as well as the stock issuable upon exercise of the warrants. We may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares and shares issuable upon exercise of the warrants (a) if the registration statement is not filed on or prior to 30 days of our becoming current in our reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations.

                    $16.00 Warrants

In December 2006, we entered into an addendum (“Addendum”) with the holders of the $16.00 Warrants under which the term of these warrants to purchase a total of 655,078 shares of our common stock at an exercise price of $16.00 per share was extended by three additional years. The warrants, as amended, will expire September 21, 2010 instead of September 21, 2007. No other terms of the $16.00 Warrants were amended. In connection with entering into the Addendum, we received releases from the holders of the $16.00 Warrants regarding potential claims related to these warrants.

                    HIV Vaccines: AIDSVAX

We continue to provide non-financial support to a clinical trial in Thailand sponsored by the United States Army and NIAID. In January 2006, we entered into a Materials Transfer and Licensing Agreement with Global Solutions for Infectious Diseases (“GSID”), a 501(c)(3) entity established by certain of our former officers, under which GSID will analyze data and samples collected through AIDSVAX clinical trials. GSID’s ultimate goal is to develop novel HIV vaccine candidates to which we will have certain rights.

                    Relationship with Celltrion

During 2006, we received gross proceeds of $130 million from the sale of most of our Celltrion common stock to Nexol and affiliates of Nexol. As a result, as of June 30, 2006, we were no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, our investment in Celltrion will be accounted for under the cost method in accordance with APB 29. In September 2006, the joint venture agreement between us and the Korean Investors was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion.

In July 2006, Celltrion entered into a new Supply Agreement with BMS and commenced construction of a new facility, which is adjacent to the current facility, and will have an additional 60,000 liters of bioreactor capacity.

During 2006, Celltrion financed the construction and expansion of its manufacturing facilities primarily through equity and long term financing and also purchased additional land from Incheon Metropolitan City. Korean investors and bankers are providing the funding necessary to design, construct, validate and operate Celltrion’s Incheon facility. We are not obligated to provide funding to Celltrion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 2 to the consolidated financial statements. Our discussion and analysis of our operating results and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances; we review our estimates on an ongoing basis. While we believe our estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made. We believe that our critical accounting estimates have the following attributes: (1) we are required to make judgments and assumptions about matters that are uncertain at the time of the estimate; (2) our use of reasonably different assumptions would change our estimates and (3) changes in estimates could have a material effect on our financial condition or results of operations. Our estimates, particularly estimates of the fair value of the embedded derivatives associated with our Notes have changed significantly from period to period and we expect that such estimates will continue to fluctuate in future periods. Application of the following critical accounting policies and estimates requires us to exercise judgments that affect our financial statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46. The FASB issued a revised FIN 46 (“FIN 46R”) in December 2003 which modifies and clarifies various aspects of the original interpretations. Variable interest entities are entities controlled by another entity through means other than voting rights. FIN 46R provides guidance on determining whether and how a business enterprise should consolidate a variable interest entity. As a result of the adoption of FIN 46R and the resulting consolidation of Celltrion, all intercompany 2002 and 2003 transactions between VaxGen, VCI and Celltrion have been eliminated as of January 1, 2004. Also, certain Celltrion transactions have been adjusted to conform to our accounting policies as if Celltrion had been consolidated from inception. As of January 1, 2004, the cumulative effect of the change in accounting principle resulting from the consolidation of Celltrion and the elimination of these transactions resulted in increased additional paid-in capital of $17.6 million and an increase in deferred stock compensation of $0.2 million. As of September 2005, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from us effective July 1, 2005; thereafter, our investment in Celltrion will be accounted for under the equity method.

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

Our U.S. government contracts and subcontracts are subject to annual audit, various profit and cost controls and standard provisions for termination at the convenience of the U.S. government. The U.S. government does not adhere to any firm schedule with respect to its conduct of these audits. Such audits include both an audit of our indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. As of December 31, 2005, our direct and indirect contract costs have been audited by and settled with the U.S. government through September 30, 2005.

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

Valuation of Derivative Instruments

We value certain embedded features we have issued in connection with the financing of our Notes in 2005 as derivative liabilities. We estimate the fair value of our derivative liabilities each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions such as the probability of a change in control event. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in our consolidated statements of operations. At December 31, 2005, we estimated the fair value of the derivative liabilities associated with the Notes to be $2.9 million.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2005, 2004 and 2003

                    Revenue

	Year Ended December 31,			Annual Percent Change

	2005	2004	2003	2005/2004	2004/2003

	(in thousands)
Research contracts and grants	$29,073	$31,395	$28,006	(7%)	12%
Related party services	866	—	1,051	*	(100%)

Total revenues	$29,939	$31,395	$29,057	(5%)	8%

* Calculation not meaningful

Revenue is primarily driven by expensed activity reimbursed by the U.S. government. Research contracts and grants revenue in 2005 and 2004 were primarily from our Anthrax Contracts principally reflecting work performed under our NIAID Contracts. In 2005, primarily as a result of the timing of NIAID-related activities, these revenues decreased by $1.9 million.

Research contracts and grants revenue increased by $3.4 million in 2004 due primarily to a $8.3 million increase in activities related to our NIAID Contracts, offset by no 2004 revenues from the Walter Reed Army Institute of Research (“WRAIR”), which was $3.3 million in 2003 and a decrease of $1.3 million from a grant funded by NIH through SAIC-Frederick, Inc., to complete certain activities related to the AIDSVAX clinical trials.

Related party services revenues for the first six months of the year ended December 31, 2005 and for the year ended December 31, 2004 were eliminated due to the consolidation of Celltrion.

Related party services revenues for the last six months of the year ended December 31, 2005 and for the year ended December 31, 2003 were earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and construction of Celltrion’s manufacturing facility. The amounts earned vary with the level of services required and increased over the periods presented as Celltrion’s facility efforts increased.

Revenues earned in one period are not indicative of revenues to be earned in future periods. We expect future years’ revenues to be progressively less, as efforts shift from work done under the advanced development contracts to work under the SNS Contract.

Celltrion did not earn any revenues during the period of consolidation of their results with those of the Company from January 1, 2004 to June 30, 2005.

                    Research and development expenses

	Year Ended December 31,			Annual Percent Change

	2005	2004	2003	2005/2004	2004/2003

	(in thousands)
Research and development expenses	$64,230	$42,652	$32,161	51%	33%

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

The following table details research and development expenses by major project:

	Year ended December 31,

	2005	2004	2003

	(in thousands)
Direct Costs:
Anthrax Contracts	$23,706	$19,528	$14,133
AIDSVAX	1,138	811	5,719
Smallpox	5,305	2,992	1,830
VCI	8,950	4,914	2,961

Total direct costs	39,099	28,245	24,643
Indirect and other costs	25,131	14,407	7,518

Research and development expenses	$64,230	$42,652	$32,161

The increase of $21.6 million in research and development expenses in 2005 compared to 2004 was primarily due to:

•	Indirect research and development costs, which increased by $10.7 million, consisting primarily of:

–

Stock compensation charges, which increased by $5.2 million consisting of $2.7 million in connection with the 2005 modification of offering periods of our employee stock purchase plan and $2.5 million for 2005 ESPP bonuses;

	–	Other development costs, which increased by $2.7 million due to expanded operations;

	–	Facilities overhead costs, which increased by $2.7 million due to expanded operations; and

–

Celltrion’s research and development expenses, which increased by $0.1 million because Celltrion expanded its operations in 2005; effective July 1, 2005, Celltrion’s operating expenses were not included in our consolidated results.

•

Direct costs associated with supporting VCI, which increased by $4.1 million due to the expansion of the facility. This increase was due principally to costs for labor, consultants and manufacturing and other supplies, which increased by $2.3 million, $1.6 million and $0.2 million, respectively;

•	Direct costs associated with our Anthrax Contracts, which increased by $4.2 million primarily due to:

	–	Costs for materials, which increased by $2.2 million;

	–	Consultant costs, labor and related expenses associated with increased headcount which together increased by $1.3 million; and

	–	Billable infrastructure and security-related upgrades to our facilities required under the SNS Contract of $0.7 million.

•

Direct costs associated with our smallpox program, consisting primarily of clinical fees and labor costs including consultant fees, which increased by $2.3 million because of increased activity in the smallpox program; and

•	AIDSVAX-related activities, which increased by $0.3 million related to the minimal levels of development work continuing on AIDSVAX.

The increase of $10.5 million in research and development expenses in 2004 compared to 2003 was primarily due to:

•	Indirect research and development costs, which increased by $6.9 million, consisting primarily of:

	–	Celltrion’s research and development expenses, which increased by $1.5 million because prior to January 1, 2004, Celltrion’s operations were not included in our consolidated results;

	–	Facilities overhead costs, which increased by $1.4 million due to expanded operations; and

	–	Other development costs, which increased by $4.0 million due to expanded operations.

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

We expect our research and development expenses to decrease substantially in future years as efforts shift from work done under the advanced development contracts to work under the SNS Contract.

                   General and administrative expenses

	Year Ended December 31,			Annual Percent Change

	2005	2004	2003	2005/2004	2004/2003

	(in thousands)
General and administrative expenses	$32,905	$21,803	$15,988	51%	36%

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The increase of $11.1 million in general and administrative expenses in 2005 compared to 2004 was primarily due to:

•	Personnel costs, which increased by $5.8 million primarily due to increased headcount to support our expanding operations consisting of:

–	Salary and related benefits, which increased $2.3 million as we expanded our administrative capabilities in support of the newly awarded supply contract;

–	Charges for acceleration of option vesting for terminated executives, which increased by $1.1 million;

–	Charges in connection with the 2005 modification of offering periods of our employee stock purchase plan, which were $0.8 million;

–	Charges for 2005 ESPP bonuses, which were $0.7 million;

–	Charges in 2005 to extend option exercise periods for previously terminated executives due to our delisting status were $0.6 million; and

–	Charges for 401(k) employer matching contributions, which increased by $0.3 million.

•	Overhead expenses included in general and administrative expenses, which increased by $1.9 million in 2005 compared to 2004 consisting of:

–

Charges of $2.3 million in additional rent and security expenses, which increased due to our amended lease in April 2005 to secure space to support the production of our recombinant anthrax vaccine candidate as well as our other programs;

–	Charges of $1.2 million in additional computer and office equipment purchases or leases as well as maintenance costs in support of increased headcount;

–	General operating expenses necessary to support our expanded infrastructure, which increased $1.1 million; and

–	Partially offset by a $2.7 million increase in 2005 for facilities overhead costs that were allocated to research and development resulting from increased headcount.

•

Professional services, which increased by $3.2 million principally reflecting higher fees for consulting, accounting and auditing services and other professional fees associated with the restatement of our prior years’ financial statements, new audits and other fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002; slightly offset by a decrease of $0.5 million for the settlement of derivative lawsuits which we had provided for in 2004 that was not repeated in 2005; and

•

Celltrion’s general and administrative expenses in the years ended December 31, 2005 and 2004 were $3.9 million and $3.2 million, respectively; effective July 1, 2005, Celltrion’s operating expenses were not included in our consolidated results.

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

We expect that general and administrative expenses in 2006 will be less than historical levels and will reflect a reduction in our resources required to support our reduced research and development activities.

                   Other income (expense)

	Year Ended December 31,			Annual Percent Change

	2005	2004	2003	2005/2004	2004/2003

	(in thousands)
Interest expense	$(2,360)	$—	$—

Interest income and other	970	807	488

Gain on sale of investment	11,196	—	—

Valuation adjustments:
Warrant	—	(7,373)	3,752
Embedded derivatives	(1,129)	(8,810)	1,447
VCI Purchase Option	—	—	(700)

Total valuation adjustments	(1,129)	(16,183)	4,499
Equity in loss of affiliate	(2,370)	—	(6,735)
Foreign currency	825	—	—

Other income (expense)	$7,129	$(15,376)	$(1,748)	(146)%	780%

The change from other expense of $15.4 million in 2004 to other income of $7.1 million in 2005 was primarily due to:

•	In September 2005, we sold 1.2 million of our Celltrion shares for $15.1 million in gross proceeds, which resulted in a gain of $11.2 million;

•

Mark-to-market adjustments related to the valuation of our outstanding derivatives, which decreased from $16.2 million in 2004 to $1.1 million in 2005 primarily because the 2004 underlying instruments were no longer outstanding as of December 31, 2004;

•

Interest expense, which increased by $2.4 million due to $1.8 million of interest on the $31.5 million of Notes we issued in April 2005 and $0.6 million of interest expense on Celltrion’s debt. Prior to 2005, Celltrion capitalized all of its interest paid on construction debt;

•	Our share of Celltrion’s losses, which were $2.4 million in 2005 compared to zero in 2004 as a result of the consolidation of Celltrion from January 1, 2004 through June 30, 2005; and

•	Realized foreign currency gains, which were primarily related to the sale of our Celltrion shares in September 2005.

The increase of $13.6 million in other expense in 2004 compared to 2003 was primarily due to:

•

Mark-to-market adjustments related to the valuation of our outstanding derivatives, which changed from income of $5.2 million in 2003 to an expense of $16.2 million in 2004 primarily due to our exchange of the Series A warrants in September 2004 for two new series of warrants. Valuation adjustments for the VCI Purchase Option, which was $0.7 million of other expense in 2003 and zero in 2004 because in 2004 the financial instrument and its changes in value were eliminated during the consolidation of Celltrion with VaxGen;

•	Our share of Celltrion’s losses, which were $6.7 million in 2003 compared to zero in 2004 as a result of the consolidation of Celltrion effective as of January 1, 2004; and

•	Investment income, which increased by $0.3 million due to increased average cash and investment securities balances.

We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalents and investments balances. In addition, we anticipate an increase in interest expense in 2006 due to a full year of interest on our Notes.

                    Minority interest in loss of variable interest entity

	Year Ended December 31,			Annual Percent Change

	2005	2004	2003	2005/2004	2004/2003
	(in thousands)
Minority interest in loss of variable interest entity	$4,109	$2,742	$—	50%	*

*	Calculation not meaningful.

Minority interest in loss of variable interest entity reflects the interests of other Celltrion stockholders in the net loss of Celltrion. Prior to January 1, 2004, our investment in Celltrion was accounted for under the equity method and therefore not included in our consolidated results; and accordingly, other stockholders’ share of Celltrion’s losses was not reflected in our consolidated results. Effective July 1, 2005, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from us. Thereafter, our investment in Celltrion has been accounted for under the equity method. The increase while Celltrion was consolidated in 2005 over the prior year is the result of a $4.0 million increase in losses as a result of expanded operations by Celltrion and an increase in the average percentage ownership of the other stockholders to 67% in 2005 from 53% in 2004; partially offset by no minority interest charge for the six months ended December 31, 2005. As Celltrion is no longer consolidated, no further minority interest amounts are expected in future periods.

                    Minority interest in loss of subsidiary

	Year Ended December 31,			Annual Percent Change

	2005	2004	2003	2005/2004	2004/2003
	(in thousands)
Minority interest in loss of subsidiary	$—	$—	$1,020	—	(100%)

On December 30, 2004, Celltrion sold all of its interest in VCI to VaxGen; accordingly, in 2005 there is no minority interest in loss of subsidiary. As of January 1, 2004, Celltrion was included in our consolidated results and accordingly, the minority interest in loss of subsidiary was eliminated in 2004. Given that we expected to incur approximately 70% of the cost of constructing VCI, we accounted for Celltrion’s ownership interest in VCI as a 30% minority interest from the inception of VCI. Accordingly, the minority interest in loss of subsidiary for 2003 reflects 30% of VCI’s losses. As VaxGen is now the only stockholder in VCI, no further minority interest in loss of subsidiary amounts are expected in future periods.

                    Cumulative effect of change in accounting principle

	Year Ended December 31,			Annual Percent Change

	2005	2004	2003	2005/2004	2004/2003
	(in thousands)
Cumulative effect of change in accounting principle	$—	$—	$700	—	(100%)

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

                    Charges related to Series A preferred stock

	Year Ended December 31,			Annual Percent Change

	2005	2004	2003	2005/2004	2004/2003
	(in thousands)
Charges related to Series A preferred stock	$—	$—	$2,580	—	(100%)

There were no charges relating to the Series A Preferred Stock for the years ended December 31, 2005 and 2004 as all outstanding shares of Series A Preferred Stock were converted into common stock by December 31, 2003. No further Series A Preferred Stock charges are expected in future periods.

See Note 21, Segment Information, included in the notes to the consolidated financial statements in Part II – Item 8 of this report for segment information.

LIQUIDITY AND CAPITAL RESOURCES

	2005	2004	2003

	(in thousands)
As of December 31:
Cash, cash equivalents and investment securities	$17,026	$46,090	$28,685
Working capital	1,638	23,681	21,056

Year Ended December 31:
Cash provided by (used in):
Operating activities	$(46,054)	$(22,228)	$(19,125)
Investing activities	(19,706)	(36,435)	(16,142)
Financing activities	49,622	65,329	39,128
Effect of exchange rate changes on cash and cash equivalents	—	811	—
Capital expenditures (included in investing activities above)	(37,004)	(42,770)	(14,051)

As a result of the deconsolidation of Celltrion in July 2005, our primary financing requirements as of December 31, 2005 were the funding of our operations and expenditures related to our manufacturing facility in California. Through December 31, 2005, we financed our operations primarily through sales of our common stock, sales of Celltrion preferred stock, the issuance of Series A Preferred Stock, the issuance of convertible debt as well as through revenues from research contracts and grants and debt to finance the purchase of land and construction of facilities in the Republic of Korea. Our future capital requirements will depend on several factors, including:

•	Our ability to negotiate government contracts or grants, particularly our ability to win contracts to continue to develop or to sell our vaccine candidates;

•	The timing of collection of accounts receivable from our government contracts and grants;

•	Progress of internal research and development projects;

•	Levels and timing of capital expenditures on our manufacturing facility in California; and

•	Our ability to identify and exploit business development opportunities.

Net cash used in operating activities of $46.1 million, $22.2 million and $19.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, was primarily attributable to our net losses. These losses were partially offset by the following significant non-cash charges:

•

Changes in the fair value of outstanding derivatives were an expense of $1.1 million, an expense of $15.4 million and income of $4.5 million in 2005, 2004 and 2003, respectively, primarily due to the issuance of our Notes in 2005, our exchange of the Series A warrants in September 2004 for two new series of warrants, changes in the fair value of our common stock during those periods and the conversion to common stock of our Series A Preferred Stock associated with the derivatives by the end of 2003;

•

Equity in loss of affiliate of $2.4 million, zero and $6.7 million in 2005, 2004 and 2003, respectively, for our share of Celltrion’s net losses under the equity method of accounting, which reflect the increased activities of Celltrion since its inception in 2002;

•

Minority interest in loss of variable interest entity of $4.1 million, for their share of Celltrion’s net losses for 2005, exceeded the $2.7 million recognized in 2004. No such charges were incurred in 2003;

•

Depreciation and amortization of $4.7 million, $2.1 million and $1.2 million in 2005, 2004 and 2003, respectively, the 2005 increase primarily reflects the California facility beginning operations during late 2004 and its expansion ($2.3 million) and from the consolidation of Celltrion ($0.3 million); and

•

Stock compensation of $6.2 million, $1.9 million and $0.9 million in 2005, 2004 and 2003, respectively, The increase in these charges in 2005 primarily reflects the result of ESPP modifications ($3.5 million) and an increase of $1.1 million from the acceleration of officer stock options, partially offset by a decrease of $0.4 million from Celltrion’s stock options. The increase in 2004 reflects $0.9 million in stock compensation charges from the consolidation of Celltrion.

In addition, the $11.2 million gain on the 2005 sale of some of our investment in Celltrion was not fully collected by December 31, 2005. This gain is removed from operating activities and the proceeds received ($12.5 million) are reflected in investing activities. Cash used in operating activities was also affected more in 2005 than 2004 as a result of the following:

•	Accounts payable, which increased by $5.4 million in 2005 and $0.3 million in 2004 primarily due to the timing of payments near year end;

•

Other, which increased by $2.4 million in 2005 and decreased by $0.2 million in 2004 primarily due to the reimbursement of leasehold improvements in 2005 from our landlord, which were recorded as deferred rent; and

•	Receivables, which increased by $1.3 million in 2005 and increased $3.6 million in 2004 primarily due to the timing of payments received from the U.S. government.

Net cash used in investing activities consisted primarily of activities relating to the purchase and sale of investment securities, $12.5 million in proceeds from the sale of our Celltrion common stock as well as capital expenditures. Capital expenditures in 2005 primarily consisted of $22.5 million for construction in progress relating to Celltrion’s biomanufacturing facility in Incheon, Republic of Korea and $9.8 million for equipment and leasehold improvements associated with our California manufacturing facility and office facilities. In addition, during 2005 we purchased $4.7 million of software and services related to the implementation of a new enterprise resource planning system. Capital expenditures in 2004 primarily consisted of $37.5 million for construction in progress relating to Celltrion’s biomanufacturing facility in Incheon, Republic of Korea and $5.3 million for equipment and leasehold improvements associated with our California manufacturing facility and office facilities. Capital expenditures in 2003 were made in connection with the expansion of our research and development laboratories and leasehold improvements associated with the establishment of our California manufacturing facility and office facilities. As a result of the deconsolidation of Celltrion in July 2005, we no longer expect capital expenditures associated with the manufacturing facility and office facilities in the Republic of Korea.

Net cash provided by our financing activities decreased $15.7 million to $49.6 million in the year ended December 31, 2005 from $65.3 million in the comparable period in 2004 and primarily consisted of proceeds from our Notes and with funding the expansion of the Korean manufacturing facility through sales of Celltrion stock and the proceeds from construction loans held by Celltrion as follows:

•	$31.5 million through a private placement of our Notes, net of $1.8 million in financing expenses; and

•	$10.5 million in proceeds from construction loans held by Celltrion; and

•	$9.5 million in proceeds from the sale of 1,949,700 shares of Celltrion preferred stock in March 2005 at $4.99 per share.

Net cash provided by our financing activities increased $26.2 million to $65.3 million in the year ended December 31, 2004 from $39.1 million in the comparable period in 2003 and primarily consisted of sales of our common stock, sales of Celltrion’s preferred stock and $18.3 million in proceeds from construction loans held by Celltrion. In 2004, we raised aggregate net proceeds of $46.6 million through sales of stock, including:

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

At December 31, 2005, $17.0 million, or 21%, of our assets consisted of cash, cash equivalents and investment securities. Working capital was $1.6 million, at December 31, 2005, compared to working capital of $23.7 million at December 31, 2004. This decrease in working capital is due primarily to the following:

•	Cash, cash equivalents and investment securities, which decreased by $16.1 million primarily due to operating losses;

•	Derivative liabilities, which increased by $2.9 million as a result of the issuance of the Notes in 2005; and

•	Accounts payable, which increased by $2.8 million due to the timing of payments at the end of 2005.

At December 31, 2004, $46.1 million, or 23%, of our assets consisted of cash, cash equivalents and investment securities. Working capital was $23.7 million, at December 31, 2004, compared to working capital of $21.1 million at December 31, 2003. This increase in working capital is due primarily to the following:

•	Derivative liabilities, which decreased by $3.4 million in fair value as a result of the conversion of all outstanding Series A Preferred Stock by the end of 2003;

•	Current portion of obligation to related party, which decreased by $2.6 million as a result of the consolidation of Celltrion in 2004;

•	Billed and unbilled receivables, which decreased by $2.0 million primarily as a result of the timing of collections; and

•	In 2004, we accrued $1.5 million for the settlement of a sub-contractor agreement.

We continually review alternatives to obtain additional financing and to increase revenues by procuring future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers. Some of our alternatives to obtain additional financing include the sale of our common stock, obtaining additional debt and the sale of some or all of our investment in Celltrion. There can be no assurances that we will be successful in these efforts. The cancellation of the SNS Contract, the reaudit of our financial statements for the three years ended December 31, 2003, the resulting restatement of reports previously filed with the Securities and Exchange Commission, the lapsing of our registration statements and the delisting of our common stock may have an adverse impact on whether financing will be available or that it will be available on terms that we will accept. See Subsequent Events in Note 23 for significant liquidity events in 2006 and 2007.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	2006	2007-08	2009-10	2011 and beyond

	(in thousands)
Note obligations (1)	$39,296	$1,733	$3,465	$34,098	$—
Operating lease obligations (2)	41,833	3,949	6,233	7,096	24,555
Purchase obligations (3)	2,189	1,301	686	102	100

Total contractual obligations	$83,318	$6,983	$10,384	$41,296	$24,655

(1)	Note obligations consist of principal and interest payments on our Notes.

(2)	Operating lease obligations include office and laboratory facilities under non-cancelable operating leases.

(3)	Purchase obligations include service agreements, contracts related to manufacturing and research operations and license agreements.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”). This FSP nullifies certain requirements of EITF Issue No. 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP FAS 115-1 and FAS 124-1 will have material impact on our consolidated financial position, results of operations or cash flows.

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

                      Interest Rate Risk

Our exposure to market rate changes is related primarily to debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At December 31, 2005, we held government debt instruments and corporate obligations in the principal amount of $12.5 million. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2005, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

                      Indebtedness

At December 31, 2005, our outstanding non-current liabilities include $31.5 million of our 5 1/2 % Convertible Senior Subordinated Notes due April 1, 2010 pursuant to our financing through a private placement of these Notes in April 2005. As the Notes bear interest at a fixed rate, our interest expense under the Notes would not be affected by interest rate changes.

          Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion. Our investment in this international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially affected by changes in these or other factors. As exchange rates vary, our share in Celltrion’s results, when translated, may vary from expectations and could adversely impact overall profitability. If market foreign currency exchange rates were to change the impact would be reflected in the balance of our investment in Celltrion and in accumulated other comprehensive income. Such a change would not have a significant effect on our operations or cash flows. As of December 31, 2005, we did not invest in derivative financial instruments, currency swaps or other investments that alter foreign currency exposure.

For the two years ended December 31, 2004, we did not have significant realized foreign exchange gains or losses. For the year ended December 31, 2005, we realized $0.8 million of foreign currency gains associated with the sale of some of our investment in Celltrion. Similar sales in the future could also result in such gains or losses.

See Subsequent Events in Note 23.

          Derivative Valuation Risk

The terms of our convertible senior subordinated notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other expense of $1.1 million year ended December 31, 2005. At December 31, 2005, the embedded derivative liability was valued at $2.9 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. The inputs for the valuation analysis of the derivatives include the probabilities of certain triggering events, which we believed to be unlikely as of December 31, 2005. A change in this probability and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.

Item 8.	Financial Statements and Supplementary Data

                                     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders
of VaxGen, Inc.

We have completed an integrated audit of VaxGen, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of VaxGen, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company adopted the provisions of Financial Accounting Standards Board Interpretation 46(R) “Consolidation of Variable Interest Entities” and consolidated their variable interest entity Celltrion, Inc. as of January 1, 2004.

As discussed in Note 2, the Company changed the manner in which it accounts for financial instruments as of July 1, 2003.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that VaxGen, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain (1) an effective control environment; (2)effective monitoring controls and related segregation of duties over automated and manual transaction processes; (3) effective controls over the accounting for revenue related to government contracts; (4) effective controls over the completeness and accuracy of account reconciliations; (5) effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries; (6) effective controls over the completeness and accuracy of accounting for investments in affiliates; (7) effective controls over the completeness and accuracy of accounting for equity and financing instruments; (8) effective controls over the completeness and accuracy of accounting for awards under the Company’s various stock compensation plans; and (9) effective controls to ensure that operating expenses were recorded in the appropriate period, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2005:

1.

The Company did not maintain an effective control environment. Specifically, the financial reporting organizational structure was not adequate to support the size, complexity or activities of the Company. In addition, certain key finance positions were staffed with individuals who did not possess the level of accounting knowledge, experience and training in the application of Generally Accepted Accounting Principles (“GAAP”) commensurate with the Company’s financial reporting requirements. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency affects substantially all financial statement accounts that could result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.

The Company did not maintain effective monitoring controls and related segregation of duties over automated and manual transaction processes. Specifically, the Company failed to implement processes to ensure periodic monitoring of its existing internal control activities over financial reporting by placing heavy reliance on manual procedures without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. Additionally, inadequate segregation of duties led to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective supervision and reviews. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The material weaknesses described above contributed to the existence of the material weaknesses discussed in items 3 through 9 below.

3.

The Company did not maintain effective controls over the accounting for revenue related to government contracts. Specifically, the controls over revenue were not adequate to ensure that all revenue transactions were completely and accurately recorded in the interim and annual consolidated financial statements which impacted revenue, deferred revenue and deferred costs. In particular, the Company had the following deficiencies: (i) failure to properly recognize revenue for governmental contracts under cost-plus-fixed-fee arrangements; (ii) failure to properly apply cut-off procedures over billable expenses and the timing of revenue recognition; and (iii) failure to properly review the invoiced reimbursement costs.. These control deficiencies resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, these control deficiencies could result in a misstatement of revenue, deferred revenue and deferred costs that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitute a material weakness.

4.

The Company did not maintain effective controls over the completeness and accuracy of account reconciliations. Specifically, account reconciliations and supporting schedules were not consistently performed, documented, reviewed and approved in a timely manner. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5.

The Company did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries. This control deficiency resulted audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

6.

The Company did not maintain effective controls over the completeness and accuracy of accounting for investments in affiliates. Specifically, the Company’s accounting for their investment in Celltrion, Inc. was not in accordance with GAAP. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

7.

The Company did not maintain effective controls over the completeness and accuracy of accounting for equity and financing instruments. Specifically, the Company’s accounting for their convertible debt, related embedded derivatives and issuance costs were not in accordance with GAAP. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of current and long-term liabilities, stockholders’ equity and non-operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

8.

The Company did not maintain effective controls over the completeness and accuracy of accounting for awards under the Company’s various stock compensation plans. Specifically, the timing of authorization for issuances of and modifications to stock compensation arrangements were not communicated to the appropriate accounting personnel responsible to accurately and timely account for these transactions in the Company’s consolidated financial statements. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of deferred stock compensation and the related stock compensation expense that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

9.

The Company did not maintain effective controls to ensure that operating expenses were recorded in the appropriate period. Specifically, the Company’s controls over completeness and accuracy for operating expenses were insufficient to ensure clinical trial expenses, consulting fees and other operating expenses were completely and accurately recorded in the proper periods. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued expenses and the related operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that VaxGen, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 30, 2007

VaxGen, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$4,560	$20,698
Investment securities	12,466	25,392
Accounts receivable	1,820	4,794
Unbilled accounts receivable	1,455	1,855
Due from related party	901	—
Prepaid expenses and other current assets	4,638	2,760

Total current assets	25,840	55,499
Investment in affiliate	17,761	—
Property and equipment	32,275	138,246
Restricted cash	3,278	1,298
Other assets	2,679	3,424

Total assets	$81,833	$198,467

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,005	$7,235
Accrued and other current liabilities	11,272	12,219
Derivative liability	2,925	—
Due to related parties	—	12,364

Total current liabilities	24,202	31,818
Convertible senior subordinated notes	29,967	—
Non-current obligations	—	57,531
Deferred rent and other liabilities	3,519	608

Total liabilities	57,688	89,957

Commitments and contingencies (Note 20 and 23)
Minority interest of variable interest entity	—	31,284

Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 65,000,000 shares authorized; 29,606,523 and 29,176,883 shares issued and outstanding at December 31, 2005 and 2004, respectively	296	292
Additional paid-in capital	266,248	265,635
Deferred stock compensation	(348)	(1,640)
Accumulated deficit	(248,090)	(192,132)
Accumulated other comprehensive income	6,039	5,071

Total stockholders’ equity	24,145	77,226

Total liabilities, minority interest and stockholders’ equity	$81,833	$198,467

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003

Revenues:
Research contracts and grants	$29,073	$31,395	$28,006
Related party services	866	—	1,051

Total revenues	29,939	31,395	29,057
Operating expenses:
Research and development	64,230	42,652	32,161
General and administrative	32,905	21,803	15,988

Loss from operations	(67,196)	(33,060)	(19,092)

Other income (expense):
Interest expense	(2,360)	—	—
Interest income and other	967	807	488
Gain on sale of investment in affiliate	11,196	—	—
Valuation adjustments	(1,129)	(16,183)	4,499
Equity in loss of affiliate	(2,370)	—	(6,735)
Foreign currency	825	—	—

Total other income (expense)	7,129	(15,376)	(1,748)

Net loss before minority interest	(60,067)	(48,436)	(20,840)
Minority interest in loss of variable interest entity	4,109	2,742	—
Minority interest in loss of subsidiary	—	—	1,020

Loss before cumulative effect of change in accounting principle	(55,958)	(45,694)	(19,820)
Cumulative effect of change in accounting principle	—	—	700

Net loss	(55,958)	(45,694)	(19,120)
Charges related to Series A preferred stock:
Dividends	—	—	(109)
Accretion to redemption value	—	—	(848)
Beneficial conversion charges	—	—	(1,623)

Net loss applicable to common stockholders	$(55,958)	$(45,694)	$(21,700)

Basic and diluted net loss per share applicable to common stockholders:
Before cumulative effect of change in accounting principle	$(1.89)	$(1.78)	$(1.19)
Cumulative effect of change in accounting principle	—	—	0.04

Basic and diluted net loss per share applicable to common stockholders	$(1.89)	$(1. 78)	$(1.15)

Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	29,599	25,677	18,916

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(in thousands, except share data)

						Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit		Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2002	15,777,064	$158	$136,953	$(417)	$(127,318)	$4,113	$13,489

Net loss	—	—	—	—	(19,120)	—	(19,120)
Foreign currency translation	—	—	—	—	—	(201)	(201)
Change in net unrealized gain on securities	—	—	—	—	—	(292)	(292)

Total comprehensive loss	—						(19,613)
Option and warrant exercises	120,284	1	926	—	—	—	927
Benefit from Celltrion investment	—	—	2,575	—	—	—	2,575
Series A preferred stock conversions	1,324,042	13	3,787	—	—	—	3,800
Transactions related to Series A preferred stock:
Accretion to redemption value	—	—	(848)	—	—	—	(848)
Amortization of conversion feature	—	—	(489)	—	—	—	(489)
Recognition of unamortized beneficial conversion charges upon conversion	—	—	(1,134)	—	—	—	(1,134)
Recognition of unaccreted financing fees upon conversion	—	—	(97)	—	—	—	(97)
Issuance of cash and shares for dividends	31,561	—	(18)	—	—	—	(18)
Issuance of shares for 401(k) matching contribution	72,752	1	422	—	—	—	423
Issuance of shares for Employee Stock Purchase Plan	270,323	3	572	—	—	—	575
Adjustment to consultants’ warrants	—	—	(12)	—	—	—	(12)
Issuance of stock to consultant for services	2,750	—	55	—	—	—	55
Stock option compensation expense	—	—	—	242	—	—	242
Modifications to employee options	—	—	208	(67)	—	—	141
Private placements, net of issuance costs of $2,477	7,433,467	74	38,150	—	—	—	38,224
Effect of affiliate equity transactions	—	—	2,982	—	—	—	2,982

Balance at December 31, 2003	25,032,243	250	184,032	(242)	(146,438)	3,620	41,222

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (continued)
(in thousands, except share data)

						Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit		Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2003	25,032,243	$250	$184,032	$(242)	$(146,438)	$3,620	$41,222

Net loss	—	—	—	—	(45,694)	—	(45,694)
Change in net unrealized gain on securities	—	—	—	—	—	(54)	(54)
Foreign currency translation (including VIE)	—	—	—	—	—	1,505	1,505

Total comprehensive loss							(44,243)
Option and warrant exercises	891,696	9	1,089	—	—	—	1,098
Exchange of warrants	—	—	18,810	—	—	—	18,810
Issuance of shares for 401(k) matching contribution	36,053	1	394	—	—	—	395
Issuance of shares for Employee Stock Purchase Plan	198,021	2	445	—	—	—	447
VIE issuance of stock options	—	—	1,513	(1,513)	—	—	—
Deferred compensation on stock options	—	—	1,307	(1,307)	—	—	—
Stock option compensation expense	—	—	50	1,242	—	—	1,292
Private placements, net of issuance costs of $109	3,018,870	30	37,461	—	—	—	37,491
Cumulative effect of adoption of FIN 46R	—	—	17,571	(164)	—	—	17,407
Effect of VIE equity activity	—	—	2,963	344	—	—	3,307

Balance at December 31, 2004	29,176,883	292	265,635	(1,640)	(192,132)	5,071	77,226

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (continued)
(in thousands, except share data)

						Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit		Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2004	29,176,883	$292	$265,635	$(1,640)	$(192,132)	$5,071	$77,226

Net loss	—	—	—	—	(55,958)	—	(55,958)
Change in net unrealized gain on securities	—	—	—	—	—	(16)	(16)
Foreign currency translation	—	—	—	—	—	1,809	1,809
Reclassification adjustment for gain realized	—	—	—	—	—	(825)	(825)

Total comprehensive loss							(54,990)
Warrant exercises	429,640	4	(4)	—	—	—	—
Employee benefit award modifications	—	—	5,099	705	—	—	5,804
Stock option compensation expense	—	—	—	142	—	—	142
Deconsolidation of VIE stock options	—	—	(445)	445	—	—	—
Effect of VIE and affiliate equity transactions	—	—	(4,037)	—	—	—	(4,037)

Balance at December 31, 2005	29,606,523	$296	$266,248	$(348)	$(248,090)	$6,039	$24,145

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(55,958)	$(45,694)	$(19,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment in affiliate	(11,196)	—	—
Minority interest in loss of variable interest entity	(4,109)	(2,742)	—
Minority interest in loss of subsidiary	—	—	(1,020)
Equity in loss of affiliate	2,370	—	6,735
Foreign currency gain	(825)	—	—
Depreciation and amortization	4,747	2,062	1,245
Valuation adjustments	1,129	15,403	(4,499)
Stock compensation expense	6,202	1,884	895
Amortization of premiums and discounts on investment securities	85	262	(152)
Non-cash interest expense	530	—	—
Cumulative effect of change in accounting principle	—	—	(700)
Changes in assets and liabilities:
Receivables	1,310	3,610	(4,702)
Prepaid expenses and other current assets	160	(23)	994
Accounts payable	5,443	252	3,900
Accrued and other current liabilities	2,600	3,191	(717)
Due from related parties	(901)	(210)	(2,177)
Other	2,359	(223)	193

Net cash used in operating activities	(46,054)	(22,228)	(19,125)

Cash flows from investing activities:
Purchase of property and equipment	(37,004)	(42,770)	(14,051)
Proceeds from sale of investment in affiliate	12,509	—	—
Purchase of investment in affiliate	(1,152)	—	—
Purchase of investment securities	—	(37,775)	(19,069)
Proceeds from sale and maturities of investment securities	13,817	26,671	17,037
Cash (used in) provided by deconsolidation/consolidation of VIE	(3,811)	9,723	—
Change in restricted cash	(2,174)	8,476	(59)
Other	(1,891)	(760)	—

Net cash used in investing activities	(19,706)	(36,435)	(16,142)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from financing activities:
Proceeds from private placements, net	$9,482	$46,637	$38,224
Proceeds from convertible senior subordinated notes and derivative liability, net	29,722	—	—
Proceeds from non-current obligations	10,493	18,287	—
Payments on non-current obligations	—	(1,169)	—
Exercise of employee stock options	—	1,025	927
Employee stock purchase plan	—	447	575
Other	(75)	102	(598)

Net cash provided by financing activities	49,622	65,329	39,128
Effect of exchange rate changes on cash and cash equivalents	—	811	—

Increase (decrease) in cash and cash equivalents	(16,138)	7,477	3,861
Cash and cash equivalents at beginning of year	20,698	13,221	9,360

Cash and cash equivalents at end of year	$4,560	$20,698	$13,221

Supplemental disclosure of cash flow information:
Interest paid	$1,206	$63	$—
Income taxes paid	—	154	—
Supplemental schedule of non-cash activities:
Accrued purchases of property and equipment	$—	$11,673	$—
Accretion to redemption value of Series A preferred stock	—	—	848
Recognition and amortization of beneficial conversion feature of Series A preferred stock	—	—	1,623
Conversion of Series A preferred stock into common stock	—	—	3,800
Recognition of unaccreted portion of financing costs from Series A preferred stock to equity upon conversion	—	—	97

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Nature of Business Activities

The consolidated financial statements of VaxGen, Inc. (“VaxGen”) and its subsidiaries (collectively “Company”) include the accounts of VaxGen, its subsidiary, VaxGen-Celltrion, Inc. (“VCI”) and from January 1, 2004 through June 30, 2005 a variable interest entity (“VIE”), Celltrion, Inc. (“Celltrion”), a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea.

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

VaxGen was incorporated on November 27, 1995 and was formed to develop a vaccine (“AIDSVAX”) intended to prevent human immunodeficiency virus. In 2002, VaxGen broadened its product development portfolio to also include biodefense vaccines. The Company’s activities involve inherent risks. These risks include, but are not limited to, the possibility that internal control over financial reporting is not or will not be adequate to ensure timely and reliable financial information, the risk that the Company may not be able to raise additional capital, the risk that the Company may fail to obtain any future government biodefense contracts, the risk that the Company may fail to perform under any existing or future contracts and the risk that the Company may be unable to commercialize its vaccine product candidates.

The Company’s principal source of revenue is the U.S. government, principally the National Institutes of Health (“NIH”) and related entities.

                  Delisting from the Nasdaq National Market

As a result of the Company’s inability to timely file financial statements, the Company was delisted effective August 9, 2004 from the Nasdaq National Market, now the Nasdaq Global Market (“Nasdaq”). Since that time, the Company’s common stock has traded over the counter, or OTC, and has been quoted on the Pink Sheets LLC under the symbol, VXGN.PK.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, which include, among others, those related to long-lived assets, property and equipment, warrant derivative liability, embedded derivative liability, clinical trial expense accruals, income taxes and other contingencies. The estimates are based on historical experience and on various other assumptions that appear to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

                    Basis of Presentation

The accompanying consolidated financial statements include the accounts of VaxGen and VCI, since the inception of VCI in 2002 and Celltrion from January 1, 2004 through June 30, 2005. All inter-company accounts and transactions have been eliminated in consolidation. The condition for control of entities is the ownership of a majority voting interest or the ability to otherwise exercise control over the entity.

Interpretation No. 46, Consolidation of Variable Interest Entities, was originally issued by the Financial Accounting Standards Board (“FASB”) in January 2003 and was revised in December 2003 (as revised, “FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain VIEs in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. If two or more related parties hold variable interests in the same variable interest entity, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the party, within the related party group, that is most closely associated with the variable interest entity is the primary beneficiary. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. FIN 46R applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, no later than the end of the first reporting period after March 15, 2004.

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

Prior to implementing the consolidation provisions within FIN 46R, VaxGen had reflected its investment in Celltrion in its financial statements using the equity method. All comparative financial data included in this report for periods prior to January 1, 2004 reflects our accounting for Celltrion as an equity method investee.

In September 2005, VaxGen entered into an agreement to raise approximately $15.1 million in gross proceeds through the sale of 1.2 million of its shares in Celltrion to a group of Korean investors. Nexol Co purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon the reconsideration event, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion has been deconsolidated from VaxGen effective July 1, 2005. Thereafter, VaxGen’s investment in Celltrion is being accounted for under the equity method. At December 31, 2005, VaxGen’s ownership interest in Celltrion was 22%.

In addition, as a result of the adoption of FIN 46R and the resulting consolidation of Celltrion, all intercompany 2002 and 2003 transactions between VaxGen, VCI and Celltrion were eliminated as of January 1, 2004. Also, certain Celltrion transactions were adjusted to conform to VaxGen’s accounting policies as if Celltrion had been consolidated from inception. As of January 1, 2004, the cumulative effect of the change in accounting principle resulting from the consolidation of Celltrion and the elimination of these transactions resulted in increased additional paid-in capital of $17.6 million and increased deferred stock compensation of $0.2 million.

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

Agreements that consist of a written put option and a purchased call option constitute financial instruments under FAS 150. VaxGen and Celltrion entered into such financial instruments in 2002. In accordance with Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), VaxGen recorded the financial instruments at fair value in 2002. There were no other-than-temporary declines in value recorded; therefore, the carrying value was not adjusted until VaxGen’s July 1, 2003 adoption of FAS 150. At that time, VaxGen determined the financial instruments’ current fair value and, in accordance with FAS 150, accounted for the $0.7 million change in fair value as a cumulative effect of a change in accounting principle.

Since the Company’s adoption of FIN 46R on January 1, 2004, the accounts of Celltrion are included in the Company’s consolidated financial statements for 2004; and accordingly, the effect of these financial instruments for the year ending December 31, 2004 have been eliminated in consolidation. These financial instruments were no longer outstanding as of December 31, 2004.

                    Cash Equivalents

All short-term investments with an original maturity at date of purchase of less than three months are considered to be cash equivalents.

                    Investment Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates classifications at each balance sheet date. If declines in value are deemed other-than-temporary, a charge is made to net loss for the period. At December 31, 2005 and 2004, investment securities consist of corporate obligations and obligations of the U.S. government and its agencies with an original maturity date at purchase greater than three months. These securities are classified as “available-for-sale” securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss. All investments are held for use in current operations and are classified in current assets. Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income.

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

                    Investment in Affiliate

In a 2002 non-monetary transaction, VaxGen made an investment in Celltrion, a biomanufacturing facility located in the Republic of Korea that it recorded at the date of the exchange at fair value as a non-current asset in the consolidated balance sheet based on APB 29. During 2003 and 2002, this investment was accounted for based upon the equity method in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, as VaxGen had the ability to exercise significant influence over operating and financial policies of Celltrion even though VaxGen held less than 50% of the voting stock. VaxGen’s investment is adjusted for contributions, distributions and its proportionate share of Celltrion’s undistributed losses. VaxGen’s proportionate share of Celltrion’s undistributed losses is recorded as equity in loss of affiliate in the consolidated statements of operations. VaxGen regularly reviews its investment in Celltrion for impairment. VaxGen did not recognize any other-than-temporary declines in its investment in affiliate during 2003. Since the Company’s adoption of FIN 46R on January 1, 2004, the accounts of Celltrion are included in the Company’s consolidated financial statements from January 1, 2004 through June 30, 2005. Effective July 1, 2005, the Company’s investment in Celltrion is again accounted for based upon the equity method.

                    Issuances of Stock by Equity Method Investees

When an equity method investee sells additional shares to parties other than the investor, it changes the investor’s percentage ownership interest in the investee. In the event that the selling price per share is more or less than the investor’s average carrying amount per share, there is a gain or loss to the investor that must be accounted for in additional paid-in capital if the equity method investee is in the early stages of its business development. This gain or loss is accounted for in accordance with Staff Accounting Bulletin Topic 5H, Accounting for Sales of Stock of a Subsidiary (“SAB Topic 5H”). During 2003 and after July 1, 2005, VaxGen accounted for issuances of stock by Celltrion, its then equity method investee, in accordance with the provisions of SAB Topic 5H.

                    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Equipment, consisting of manufacturing machinery, laboratory equipment, computers, software and other office furniture and equipment, is depreciated using the straight-line method over the assets’ estimated useful lives of five to six years. Buildings are depreciated using the straight-line method over the assets’ estimated useful life of 40 years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease. Construction in progress primarily represents costs incurred for the design, construction and validation of the Company’s manufacturing facilities in the Republic of Korea and California. No depreciation is recognized for construction in progress until the related assets are operational. Significant additions and improvements that materially increase values, change capacities or extend useful lives are capitalized, while repairs and maintenance costs are charged to expenses as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed. Interest incurred during construction of facilities is capitalized and amortized over the life of the related asset. Interest capitalization ceases when a project or construction activities are substantially completed. Annual bank guarantee fees incurred during construction are also capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period recognized.

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

                    Revenue Recognition

Substantially all of the Company’s revenues relate to written contractual arrangements with agencies of the U.S. government or entities associated with the U.S. government. Cost-reimbursable contracts with the U.S. government are accounted for in accordance with Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed-Fee Contracts. The fees under U.S. government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenues at the time the amounts can be determined reasonably. For non-government arrangements, the Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. In such instances, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured.

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

                    Valuation of Derivative Instruments

The Company values certain embedded features and warrants it issued in connection with its Series A Preferred Stock financing as well as embedded features it issued in connection with the financing of convertible senior subordinated notes in 2005 as derivative liabilities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). The Company estimates the fair value of its derivative liabilities each quarter using the Monte Carlo Simulation methodology. This methodology is complex and requires significant judgments in the estimation of fair values based on certain assumptions. Factors affecting the amount of these liabilities include changes in the Company’s stock price and other assumptions. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s consolidated statements of operations. These changes in the carrying value of derivatives can have a material impact on the Company’s consolidated financial statements. The derivative liabilities may be reclassified into stockholders’ equity upon conversion, payment or expiration of the shares of Series A Preferred Stock or convertible senior subordinated notes, exercise or expiration of the warrants or other events, the timing of which may be outside the Company’s control.

The warrant and the embedded derivative liabilities do not qualify for hedge accounting under FAS 133 and therefore, subsequent changes in fair value are recorded as non-cash valuation adjustments within other income (expense) in the consolidated statements of operations.

                    Fair Value of Financial Instruments

The Company has short-term financial instruments other than cash, cash equivalents and investment securities consisting of receivables, accounts payable, accrued liabilities and due to/from related parties. The fair value of these financial instruments approximates their carrying amount due to their short-term nature. The Company also has longer-term financial instruments consisting of debt obligations. The fair value of these financial instruments was estimated to be $33.1 million at December 31, 2005.

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

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,

	2005	2004	2003

Net loss applicable to common stockholders – as reported	$(55,958)	$(45,694)	$(21,700)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	6,000	597	242
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(12,164)	(7,325)	(7,665)

Net loss applicable to common stockholders — pro forma	$(62,122)	$(52,422)	$(29,123)

Net loss per share applicable to common stockholders — basic and diluted, as reported	$(1.89)	$(1.78)	$(1.15)
Net loss per share applicable to common stockholders — basic and diluted, pro forma	$(2.10)	$(2.04)	$(1.54)

During 2005, there were no stock options granted by VaxGen and there were no enrollments in the Employee Stock Purchase Plan. During 2005, there were stock options granted by Celltrion. In 2005, 2004 and 2003, the value of each option grant and Employee Stock Purchase Plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no expected dividends):

	Year Ended December 31,

	2005	2004	2003

VaxGen Stock Option Plans
Risk-free interest rate	n/a	3.5%	2.5%
Expected average life	n/a	5 years	4 years
Volatility	n/a	101%	104%

Celltrion Stock Options
Risk-free interest rate	4.3%	4.9%	n/a
Expected average life	6 years	6 years	n/a
Volatility	62%	73%	n/a

VaxGen Employee Stock Purchase Plan
Risk-free interest rate	n/a	1.7%	1.1%
Expected average life	n/a	1 year	1 year
Volatility	n/a	87%	137%

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

                    Foreign Currency Translation

From January 1, 2004 through June 30, 2005, the financial position and results of operations of Celltrion, a foreign VIE, were measured using local currency as the functional currency. Assets and liabilities were translated to their U.S. dollar equivalents using the spot rate at the respective balance sheet dates. Operating results and the equity in profits or losses of the foreign VIE were translated using average exchange rates for the period. Translation adjustments resulting from changes in exchange rates were reported as a component of other comprehensive income.

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

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”). This FSP nullifies certain requirements of EITF Issue No. 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-1will have material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments (“FAS 155”), which amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities,and FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The following is a summary of potentially dilutive securities that were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Year Ended December 31,

	2005	2004	2003

Stock options	4,484	4,635	3,747
Convertible senior subordinated notes	2,134	—	—
Warrants	959	1,389	1,021
Employee Stock Purchase Plan	—	—	138

Total	7,577	6,024	4,906

4.	Balance Sheet Components

                    Investment Securities

The following is a summary of available-for-sale investment securities at December 31 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

2005:
Government obligations	$8,977	$—	$(43)	$8,934
Corporate obligations	3,213	—	(16)	3,197
Asset-backed securities	339	—	(4)	335

	$12,529	$—	$(63)	$12,466

2004:
Government obligations	$15,886	$—	$(23)	$15,863
Corporate obligations	6,842	—	(11)	6,831
Asset-backed securities	2,711	—	(13)	2,698

	$25,439	$—	$(47)	$25,392

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The investment securities at December 31, 2005 all have a contractual maturity of one year or less.

Investment income for the years ended December 31, 2005, 2004 and 2003 of $1.0 million, $0.3 million and $0.4 million, respectively, includes interest income and amortization and accretion of discounts and premiums as well as realized gains and losses. Gross gains of zero, zero and $0.1 million were realized upon the sale of investment securities during the years ended December 31, 2005, 2004 and 2003, respectively. Gross losses of $0.08 million, $0.06 million and $0.05 million were realized upon the sale of investments during the years ended December 31, 2005, 2004 and 2003, respectively.

                    Property and Equipment

The following is a summary of property and equipment at December 31 (in thousands):

	2005	2004

Equipment, furniture and fixtures	$18,616	$14,977
Leasehold improvements	17,462	14,195
Software	6,142	1,397
Construction in progress	—	86,575
Land	—	14,661
Building	—	13,071

	42,220	144,876
Less: accumulated depreciation and amortization	(9,945)	(6,630)

	$32,275	$138,246

Depreciation and amortization expense was $4.7 million, $2.1 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Interest capitalized on Celltrion’s construction activities were $1.0 million and $2.4 million for the consolidated periods in the years ended December 31, 2005 and 2004, respectively.

                    Restricted Cash

At December 31, 2005 and 2004, VaxGen had restricted cash of $3.3 million and $1.1 million, respectively, as compensating balances to support outstanding letters of credit. The letters of credit, which relate to the Company’s facilities leases and utility services are renewed annually and increased as a result of the amended lease discussed below. At December 31, 2004, Celltrion had restricted cash of $0.2 million representing a deposit for utility services, which is not included in 2005 due to the deconsolidation of Celltrion in July 2005.

                    Accrued and Other Current Liabilities

Accrued and other current liabilities at December 31, 2005 and 2004 included employment benefits of $6.4 million (including $3.2 million for the ESPP Bonus discussed in Note 17) and $2.5 million, respectively; customer advances of zero million and $2.1 million, respectively; and a sub-contractor settlement accrual of $1.5 million.

                    Deferred Rent and Other Liabilities

On April 14, 2005, VaxGen entered into an amended lease agreement to secure space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. This lease terminates in December 2016. Included in deferred rent and other liabilities at December 31, 2005 is $3.4 million of deferred rent associated with this amended lease. As a result of the timing of cash flows under the amended lease this deferred rent increased by $0.8 million during the year ended December 31, 2005 and will increase by $0.7 million, $0.6 million and $0.5 million in the years ended December 31, 2006, 2007 and 2008, respectively. Thereafter, the $5.1 million balance at December 31, 2008 will be amortized through 2016.

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

In September 2003, the Company was awarded a second contract from NIAID valued at $80.3 million (“2003 Anthrax Contract”) for the advanced development of the Company’s anthrax vaccine candidate (and, together with the 2002 Anthrax Contract, “NIAID Contracts”). The 2003 Anthrax Contract is intended to fund development through manufacturing scale-up and completion of two Phase 2 clinical studies, which will support the filing of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”). The Company believes that additional Phase 2 or Phase 3 studies will be required to support a BLA. In December 2004, NIAID notified the Company of its intent to terminate, for its convenience, a portion of the 2003 Anthrax Contract and redirect the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities the Company had subcontracted to a fill/finish service provider. The Company estimates its net liability with respect to this agreement to be $1.5 million and made a provision for this amount through research and development expense during the year ended December 31, 2004. This provision is still $1.5 million as of December 31, 2005 and is included in accrued and other current liabilities.

In November 2004, the Office of Public Health Emergency and Preparedness (“OPHEP”) awarded the Company a contract valued at $877.5 million to provide 75 million doses of rPA102 to the U.S. government’s Strategic National Stockpile (“SNS”) for civilian defense (“SNS Contract”). The SNS Contract calls for the Company to provide 25 million doses of its rPA anthrax vaccine to the SNS within two years of the award and a total of 75 million doses within three years. The SNS Contract also includes up to an additional $69 million in cost-plus-fixed-fee task orders, which may be awarded at the government’s discretion. Prior to commencement of deliveries, the Company is required to generate certain data intended to permit the use of the product in response to an emergency. The Company recovers only a portion of the development costs associated with this work from the NIAID Contracts. After the Company begins deliveries of the vaccine, the SNS Contract requires that the Company pursue FDA licensure and, therefore, that it incur certain additional development costs that are not covered by the NIAID Contracts, including a large-scale Phase 3 safety study and that may include additional non-clinical and clinical trials. For the remainder of the 5-year contract, the Company is required to maintain active manufacturing operations and provide stockpile-related services. See Subsequent Events in Note 23.

6.	Relationship with Genentech

The Company was founded in 1995 to develop and commercialize an HIV vaccine under a license and supply agreement with Genentech. The license and supply agreement was amended and restated as of May 1, 2002 and, in connection with the amended agreement, the Company was required to achieve the filing of a BLA with the FDA by May 2004, if it was able to meet all of the primary endpoints established in its then Phase 3 clinical trials. If the Company did not meet all of its primary endpoints, the filing requirement date would be extended to May 2006. In addition, the agreement could be terminated if either party fails to comply with any of its material obligations or in the event of insolvency or bankruptcy of either party. In 2003, the Company announced that it did not meet the primary endpoints of its two Phase 3 clinical trials. In 2003, the Company ceased almost all of its development efforts for AIDSVAX. The Company, under the amended and restated license and supply agreement, has the right to require Genentech to transfer technology to the Company and Genentech would continue to provide the aforementioned services on an agreed upon basis. The Company did not incur significant expenses under this agreement for the years ended December 31, 2005, 2004 or 2003.

7.	Convertible Senior Subordinated Notes

In April 2005, the Company raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of 5-1/2% Convertible Senior Subordinated Notes (“Notes”) due April 1, 2010. The Notes have the following terms and require:

•	semi-annual payments of interest in cash at a rate of 5-1/2%, due April 1 and October 1;

•	convert, at the option of the holder, into our common stock at an initial conversion price of $14.76 per share subject to adjustment;

•	convert, at our option, into common stock if our common stock reaches a price of $22.14 per share;

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

The Company initially valued the derivative liability associated with the Notes at $1.8 million. This amount was accounted for as a reduction in the initial carrying value of the Notes and an increase to current liabilities. This discount to the Notes is being accreted over five years using the effective interest method. Interest expense for the year ended December 31, 2005 reflects non-cash accretion charges of $0.2 million related to this discount. For the year ended December 31, 2005, valuation adjustments expense of $1.1 million represented the increase in the fair value of the derivative liability.

The Company incurred financing expenses associated with the Notes of $1.8 million. This amount was accounted for as an increase to non-current other assets. The financing expenses are being amortized over five years using the straight-line method. Interest expense for the year ended December 31, 2005 reflects non-cash amortization charges of $0.3 million related to these expenses.

Interest expense on the Notes for the year ended December 31, 2005 was $1.8 million.

The carrying value and the estimated fair market value of the Notes are $30.0 million and $33.1 million, respectively, at December 31, 2005. This difference is primarily related to the initial discounting of the Notes to record the associated derivative liabilities and to changes in the market value of the Company’s common stock.

                    Valuation of Note and Note Derivatives

The Note and related derivatives have been valued using the Monte Carlo fair value methodology. The Company completed the valuation of the put option upon a change in control. The Monte Carlo fair value methodology allows flexibility in incorporating various assumptions such as probabilities of a change in control. The valuations are based on the information available as of the various valuation dates.

The inputs for valuation analysis include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the Company’s market capitalization, the conversion rate of the Notes, the risk free interest rate as well as the credit spread, which represents the Company’s risk premium over the risk free interest rate.

The key inputs for the valuation analysis were as follows:

	April 2005	December 31, 2005

Volatility	99%	97%
Risk free interest rate	4.1%	4.4%
Credit spread	13.9%	13.6%

                    Obligation to Register Shares

Pursuant to the Notes, the Company has agreed to register the shares issuable upon conversion of the Notes for resale under the Securities Act of 1933, as amended (“Securities Act”). The Company has agreed to file with the SEC a registration statement (“Registration Statement”) with respect to these shares no later than thirty days following the first date it becomes current in its reporting requirements under the Securities and Exchange Act of 1934 (“Filing Date”) and to use its best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC no later than 90 days after the Filing Date, (2) in the event of a review by the SEC, no later than 120 days after the Filing Date (the earlier of (1) and (2), “Required Effective Date”).

VaxGen will be liable for liquidated damages under the following circumstances (“Defaults”):

•	if the Registration Statement is not filed on or before thirty days following the Filing Date;

•	if the Registration Statement is not declared effective by the SEC on or prior to the Required Effective Date; or

•	if the Registration Statement (after its effectiveness date) ceases to be effective in certain circumstances.

In the event of a Default, VaxGen is required to pay as liquidated damages, for each 30-day period of a Default, an amount in cash equal to 1% of the principal amount of the Notes until the applicable failure has been cured. The liquidated damages payable under the Stock Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a Default. As of December 31, 2005, the Company considers the likelihood of becoming obligated for such liquidated damages to be remote and accordingly no provision for their payment has been recorded.

8.	Non-current Obligations

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

As a result of the deconsolidation of Celltrion in 2005 these obligations are not reflected in the Company’s consolidated balance sheet at December 31, 2005. The following is a summary of these non-current obligations at December 31, 2004 (in thousands, presented at December 31, 2004 exchange rates):

Land purchase obligation	$10,089
Construction loan	47,138

Sub-total	57,227
Accrued long-term interest	304

Non-current obligations	$57,531

In addition, the Korean bank from which Celltrion obtained the Loan guarantees Celltrion’s outstanding balance under the Land Purchase Agreement. As a result, Celltrion pays the bank an annual guarantee fee of 1% of the outstanding land purchase balance.

For all non-current obligations, interest of $1.0 million and $2.4 million was capitalized for the years ended December 31, 2005 (while Celltrion was consolidated) and 2004. All capitalized interest is included in the cost basis of the buildings during construction. No significant interest has been expensed by Celltrion prior to 2005. For the year ended December 31, 2005 (while Celltrion was consolidated), interest expense of $0.5 million is included in the consolidated statement of operations for Celltrion’s non-current obligations.

9.	Redeemable Preferred Stock

On May 23, 2001, the Company entered into a Securities Purchase Agreement and a related Registration Rights Agreement with four investors, whereby the Company received $20.0 million in consideration for the sale of 20,000 shares of the Company’s Series A Preferred Stock and the issuance of common stock purchase warrants (“Series A Warrants”) described below. Expenses related to the transaction were $1.7 million, resulting in net proceeds of $18.3 million. As of December 31, 2005 and 2004, there were no outstanding shares of Series A Preferred Stock as all such shares had been converted into common stock by the end of 2003.

The significant terms of the Series A Preferred Stock financing are as follows:

                    Redemption

In the event that there had been no earlier conversion, the Company would have been required to redeem the Series A Preferred Stock for cash on May 23, 2004, at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends.

The Company accounted for the difference between the carrying amount of Series A Preferred Stock and the redemption amount by increasing the carrying amount using the effective interest rate method for periodic accretion, so that the carrying amount would equal the redemption amount at the scheduled redemption date. The non-cash accretion to the redemption value of the Series A Preferred Stock for the years ended December 31, 2005, 2004 and 2003 was zero, zero and $0.8 million, respectively.

Included in the accretion were amounts related to allocations of proceeds to Series A Preferred Stock issuance costs, embedded derivatives and warrants. Accretion to redemption value in the consolidated statements of operations also includes the non-cash write-off of the unaccreted fair value of the embedded derivatives and warrants upon Series A Preferred Stock conversions for the years ended December 31, 2005, 2004 and 2003 of zero, zero and $0.5 million, respectively. As all the remaining shares of Series A Preferred Stock were converted into common stock by the end of 2003, there will be no further accretion.

                    Dividends

Prior to conversion, each share of Series A Preferred Stock was entitled to receive annual dividends of 6% payable on June 30 and December 31, beginning on December 31, 2001. If not paid within five days of either such date, the dividend would accumulate and compound. Payment could be made in cash or in shares of common stock at the Company’s option. If the dividends are paid in common stock, then the number of shares to be issued is determined to be equal to the dollar amount due divided by 95% of the average of the closing price per share of the Company’s common stock over the five consecutive trading days preceding the payment. No dividend payments were made in 2005 or 2004. During 2003, payment was made in cash for $18,000 along with 31,561 shares of common stock that were paid upon conversion for accrued but unpaid dividends. Net loss applicable to common stockholders for the years ended December 31, 2005, 2004 and 2003 included non-cash charges of zero, zero and $0.1 million, respectively, for Series A Preferred Stock dividends.

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

                    Change in Control

If there shall have occurred on or prior to the stated maturity of the Series A Preferred Stock a change in control, the holders of the Series A Preferred Stock may require the Company to repurchase any or all of its shares at 115% of their liquidation value. The change in control provision qualifies as an embedded derivative that was not clearly and closely related to the characteristics of the Series A Preferred Stock upon issuance. Since this provision does not qualify for any scope exception under FAS 133, it is required to be accounted for separately from the Series A Preferred Stock and recorded as a derivative financial instrument. This provision was classified as an embedded derivative liability upon issuance.

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

The Company did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 by the extended filing deadline of May 17, 2004. As a result, the Company’s registration statement on Form S-3 covering the resale of 655,078 shares of common stock issuable upon exercise of the Series A Warrants was suspended. Pursuant to the suspension of the registration statement, the Company became liable for MDP’s to the Series A Warrant holders. For the period from May 17, 2004 to September 21, 2004, the Company paid $0.8 million in cash MDP’s to the holders of the Series A Warrants. On September 21, 2004, the Company completed transactions in which the Series A Warrants were surrendered in exchange for two new series of warrants (“Exchange Warrants”), as discussed below.

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

The Company initially valued the Series A Warrants at $14.99 per share, resulting in a total value of $4.5 million at issuance. This amount was accounted for as a reduction in the initial carrying value of the Series A Preferred Stock and an increase to current liabilities given the redemption provisions of the Series A Warrants. Prior to the final conversion of Series A Preferred Stock outstanding in 2003, the discount was being amortized over three years and accordingly, net loss applicable to common stockholders for the years ended December 31, 2005, 2004 and 2003 reflected non-cash charges of zero, zero and $0.1 million, respectively. As a result of the conversions of Series A Preferred Stock in 2003, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the Series A Warrants as non-cash deemed dividends to common stockholders of $0.3 million during the year ended December 31, 2003.

The Series A Warrants, which are subject to registration rights, provided for liquidated damages and cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company and constitute a warrant derivative liability in accordance with EITF 00-19. For the years ended December 31, 2005, 2004 and 2003, valuation adjustments income (expense) representing changes in the fair value of the warrant derivative liability included in the consolidated statements of operations were zero, ($11.0 million) and $1.4 million, respectively. As a result of the conversions of Series A Preferred Stock in 2003, the Company recorded the pro-rata share of the unaccreted portion of the fair value assigned to the warrant derivative liability as non-cash deemed dividends to common stockholders of $0.2 million during the year ended December 31, 2003.

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

                    Exchange Warrants

On September 21, 2004, the Company issued to the holders of the Series A Warrants, Exchange Warrants to purchase a total of 1,146,388 shares of common stock, exercisable until September 21, 2005, at an exercise price of $0.01 per share, and Exchange Warrants to purchase a total of 655,078 shares of common stock, exercisable until September 21, 2007, at an exercise price of $16.00 per share. In connection with the exchange, the agreements governing the Series A Warrants were terminated. As a result of the surrender and exchange of the Series A Warrants, the Company is no longer subject to MDP’s and the holders of the Exchange Warrants do not have cash redemption rights related to the Exchange Warrants. In 2004, $0.01 Warrants for 716,494 shares were exercised. In January 2005, 429,640 shares of common stock were issued as a result of the exercise of the remaining $0.01 Warrants. As of December 31, 2005, Exchange Warrants for 655,078 shares at $16.00 per share were outstanding. The valuation of the embedded derivatives associated with the Series A Warrants at the date of the exchange for the Exchange Warrants was $14.4 million and the valuation of the Exchange Warrants was $18.8 million. The $4.4 million difference in value is included as other expense in the consolidated statement of operations for the year ended December 31, 2004.

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

As noted above, investors converted Series A Preferred Stock into common stock during 2003. The unamortized discount related to the shares converted in 2003 was recorded as a non-cash beneficial conversion charge of $1.1 million during the year ended December 31, 2003.

                    Valuation of Series A Preferred Stock, Warrants and Derivatives

Multiple features are embedded in the Company’s Series A Preferred Stock and Series A Warrants. These embedded derivatives have been valued using the Monte Carlo fair value methodology. The Company completed the valuation of two put options embedded in the Series A Preferred Stock, one put option embedded in the Series A Warrants and the expected payment of liquidated damages to the Series A Preferred Stock and Series A Warrant holders upon certain triggering events described above. The Monte Carlo fair value methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates.

The inputs for valuation analysis of the derivatives embedded in the Series A Preferred Stock include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the Company’s market capitalization, the conversion rate of the Series A Preferred Stock, the number of outstanding shares of Series A Preferred Stock, the risk free interest rate as well as the credit spread, which represents the Company’s risk premium over the risk free interest rate. The Series A Preferred Stock and these derivatives were no longer outstanding as of December 31, 2005 and 2004.The inputs for the valuation analysis of the derivatives embedded in the Series A Warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the Series A Warrants and the risk free interest rate. The key inputs for the valuation analysis of these embedded derivatives at December 31, 2003 were a volatility of 111% and a risk free interest rate of 2.05%.

The key inputs for the valuation analysis of these embedded derivatives at the date of the exchange for the Exchange Warrants were volatility of 121% and a risk free interest rate of 2.37%. The key inputs for the valuation analysis of the $0.01 per share Exchange Warrants at the date of the exchange were volatility of 90% and a risk free interest rate of 1.80%. The key inputs for the valuation analysis of the $16.00 Exchange Warrants at the date of the exchange were volatility of 109% and a risk free interest rate of 2.82%.

10.	Celltrion

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

VaxGen recorded its initial investment in Celltrion at $36.7 million as a non-current asset in the consolidated balance sheet, based upon APB 29 and EITF Issue 01-02, Interpretations of APB Opinion No. 29 (“EITF 01-02”). Subsequent accounting for this investment is based on the equity method, as VaxGen has the ability to exercise significant influence over operating and financial policies of Celltrion and holds less than 50% of the voting stock of Celltrion. VaxGen’s investment is adjusted for contributions, distributions and its proportionate share of the investee’s undistributed earnings or losses. VaxGen’s proportionate share of the investee’s undistributed losses was recorded as equity in loss of affiliate in the consolidated statements of operations through December 31, 2003. Celltrion did not pay any dividends during the three years ended December 31, 2004. As a result of the consolidation of VaxGen and Celltrion, from January 1, 2004 through June 30, 2005, this investment has been eliminated in consolidation. Effective July 1, 2005, as a result of the deconsolidation of Celltrion, VaxGen’s proportionate share of the investee’s undistributed losses was recorded as equity in loss of affiliate in the consolidated statements of operations. At December 31, 2005, the Company’s investment in Celltrion was $17.8 million.

VaxGen also entered into a consulting services agreement in 2002 with Celltrion, primarily to provide technical assistance related to the design, engineering and construction of the Republic of Korea manufacturing facility. As a result of the consolidation of Celltrion and VaxGen from January 1, 2004 through June 30, 2005 these revenues were eliminated in consolidation. Revenues related to this agreement were $0.9 million and $1.1 million for the years ended December 31, 2005 (for the period after the deconsolidation of Celltrion) and 2003, respectively. There was no profit or loss associated with these service transactions and they were disclosed as related party revenue.

During 2003 in accordance with the JVA, Celltrion sold 390,000 shares of preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share), resulting in gross proceeds of 8,716 million Korean Won ($7.3 million equivalent). As a result of this transaction, VaxGen’s ownership interest in Celltrion was decreased from 49% to 48%, but because of the high price per share of this sale, VaxGen’s net equity in Celltrion increased by $3.0 million. Because Celltrion is not yet an operating company, the increase has been reflected as an equity transaction included in effect of affiliate equity transactions in the consolidated statements of stockholders’ equity for the year ended December 31, 2003.

In 2004, VaxGen adopted the provisions of FIN 46R and determined that both Celltrion and VCI were VIEs and that VaxGen is their primary beneficiary. Accordingly, in accordance with FIN 46R, the consolidated financial statements include the results of Celltrion as a VIE since January 1, 2004. VCI has been consolidated by VaxGen since its inception in 2002. As VaxGen and Celltrion are the only stockholders of VCI, the adoption of FIN 46R eliminated the accounting for Celltrion’s minority interest in VCI. In September 2005, VaxGen entered into an agreement discussed below to sell some of its shares of Celltrion common stock. Nexol Co purchased 250,000 of the shares sold by VaxGen. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon the reconsideration event, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion has been deconsolidated from VaxGen effective July 1, 2005; thereafter, VaxGen’s investment in Celltrion is being accounted for under the equity method.

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

In June 2005, Celltrion entered into several agreements to manufacture biologic products being developed by Bristol-Myers Squibb Company (“BMS”). Technology transfer activities began immediately upon the execution of the BMS agreements. Production of product, which will be manufactured according to U.S. cGMP standards, is expected to utilize a significant portion of Celltrion’s 50,000 liters of bioreactor capacity.

VaxGen and Celltrion entered into a Technical Support and Services Sub-Agreement (“Sub-Agreement”) effective in June 2005. The Sub-Agreement provides for VaxGen to assist Celltrion with services required under Celltrion’s agreement with BMS. The Sub-Agreement initially extends through November 2006 and may be extended via good faith negotiations. Under the Sub-Agreement, VaxGen will be paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.6 million of revenue under this agreement during the year ended December 31, 2005.

In May 2005, Celltrion issued 2,872,840 shares of common stock to existing stockholders in a proportionate stock dividend, of which VaxGen received 923,947 shares. Since this dividend was issued in proportion to existing stockholders ownership interests, it had no financial impact to the Company’s consolidated financial statements.

In July 2005, VaxGen participated in a round of fund-raising with the Korean Investors and purchased from Celltrion 239,068 shares of common stock for $1.2 million.

In September 2005, VaxGen entered into an agreement to raise approximately $15.1 million in gross proceeds through the sale of 1.2 million of its shares in Celltrion to a group of Korean investors. In 2005, VaxGen received $12.5 million of the gross proceeds from the transaction. The balance of the proceeds is recorded as a receivable and included in prepaid expenses and other current assets at December 31, 2005.

During the year ended December 31, 2005 (after the deconsolidation of Celltrion), Celltrion sold 5,054,757 shares of common stock, resulting in gross proceeds of 25,938 million Korean Won ($25.1 million equivalent). As a result, VaxGen’s ownership interest in Celltrion was decreased to 22% and, because of the amounts invested, VaxGen’s net equity in Celltrion decreased by $4.0 million. Because Celltrion is not yet an operating company, this decrease has been reflected as an equity transaction included in effect of affiliate equity transactions in the consolidated statements of stockholders’ equity for the year ended December 31, 2005.

Summarized selected financial information used for the years ended December 31, 2005 (after Celltrion was deconsolidated in July 2005) and 2003 equity method accounting for VaxGen’s investment in Celltrion is as follows (in thousands):

	2005	2003

Operating expenses	$8,827	$4,045
Impairment of intangible asset	—	11,672

Loss from operations	(8,827)	(15,717)
Other income (expense)	(849)	1,253
Loss from equity method investment	—	(1,974)
Benefit from income taxes	—	1,492

Net loss	$(9,676)	$(14,946)

	December 31, 2005	December 31, 2003

Current assets	$15,816	$11,749
Non-current assets	191,668	104,110
Current liabilities	16,419	12,814
Non-current obligations	78,947	32,110

The results of operations of Celltrion for the years ended December 31, 2005 (while Celltrion was consolidated from January 1 to June 30) and 2004 are as follows (in thousands):

	2005	2004

Operating expenses:
Research and development	$1,611	$1,533
General and administrative	3,939	3,224

Loss from operations	(5,550)	(4,757)
Other income (expense)	(547)	503
Minority interest	—	2,742

Net loss	$(6,097)	$(1,512)

At December 31, 2004, the following significant assets and liabilities of Celltrion are included in the consolidated balance sheet (in thousands):

2004

Cash and cash equivalents	$11,907
Property and equipment	116,229
Non-current obligations	57,531
Net assets	91,303

11.	VCI Manufacturing Facility

Under the terms of the Celltrion JVA, Celltrion invested $7.0 million to capitalize VCI, in order to design and construct a manufacturing facility, consisting of approximately 20,000 square feet dedicated to U.S. current Good Manufacturing Practices (“cGMP”) manufacturing within VaxGen’s California facility. VaxGen leases this facility from third parties. On June 7, 2002, VaxGen entered into an agreement with Celltrion to specify the terms governing the management and operation of VCI. VaxGen is responsible for all staffing and operational costs and expenses of the facility, as well as all capital costs in excess of the initial $7.0 million investment by Celltrion. VCI was originally contemplated to be used to facilitate the transfer of cell culture manufacturing technology to Celltrion to conduct on-site training of Celltrion personnel and to expedite commercial licensure and launch of AIDSVAX. In 2003, VaxGen ceased almost all of its development efforts for AIDSVAX. Under the terms of the VCI joint venture agreement, however, VaxGen has the right to use the facility, at its expense, for the development and licensure of new products.

VaxGen received additional shares of common stock of VCI for every dollar VaxGen spent in connection with capital expenditures, validation, operation and licensure of the California manufacturing facility. During the year ended December 31, 2003, VaxGen contributed $10.8 million for funding the operations of VCI in accordance with VCI’s joint venture agreement with Celltrion. As a result of VaxGen’s influence over the operations of VCI, the financial position and results of operations of VCI are consolidated with the financial statements of VaxGen since the inception of VCI. Celltrion was the only other stockholder of VCI and its investment was reflected as minority interest in subsidiary on the consolidated balance sheet at December 31, 2003. Given that VaxGen expected to incur approximately 70% of the cost of constructing VCI, VaxGen accounted for Celltrion’s ownership interest in VCI as a 30% minority interest from the inception of VCI. Accordingly, the consolidated financial statements as of and for the year ended December 31, 2003, reflect the results of VaxGen and 70% of the results of VCI since the inception of VCI. All intercompany balances and transactions have been eliminated in consolidation. As VaxGen and Celltrion are the only stockholders of VCI, the adoption of FIN 46R on January 1, 2004 eliminated the accounting for Celltrion’s minority interest in VCI for 2004.

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

On December 30, 2004, VaxGen exercised the Purchased Call Option and acquired all of Celltrion’s shares in VCI for $7.7 million, making VaxGen the sole stockholder in VCI in 2005. The transfer of such shares and cash has been eliminated in consolidation.

12.	Obligation to Related Party

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

The $2.6 million reduction in the obligation during 2003 was reflected as an increase in additional paid-in capital (“Benefit from Celltrion Investment”) for the year ended December 31, 2003. As a result of the consolidation of VaxGen and Celltrion, effective January 1, 2004, this obligation has been eliminated in consolidation. As a result of the December 30, 2004 agreements between VaxGen and Celltrion, effective December 31, 2004, VaxGen no longer has this obligation to Celltrion.

13.	Minority Interest in Variable Interest Entity

As a result of consolidating the accounts of Celltrion, at December 31, 2004, the Company recognized minority interests of $31.3 million in the consolidated balance sheet, representing the equity interests of Celltrion’s other stockholders based on voting interest. This amount is less than the carrying cost of their collective investment by $22.8 million at December 31, 2004 and is equal to the difference between the assets and the liabilities recorded upon the consolidation of Celltrion. As a result of the deconsolidation of Celltrion, effective July 1, 2005, the Company no longer has a minority interest obligation to the other stockholders of Celltrion.

14.	Accumulated Other Comprehensive Income (Loss)

Comprehensive loss combines net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s accumulated other comprehensive income balance at December 31 consists of the following (in thousands):

	2005	2004

Foreign currency translation adjustments	$6,102	$5,118
Unrealized loss on investment securities	(63)	(47)

Accumulated other comprehensive income	$6,039	$5,071

15.	Related Party Transactions

In May 2002, an executive officer received a non-interest bearing loan in the amount of $80,000. Per the second executive’s employment agreement, the loan is to be forgiven at the rate of 25% per year for each of the first four full years of the executive’s employment with the Company. As of December 31, 2005, the loan outstanding to the executive officer had been forgiven in full and the remaining balance on the balance sheet was zero. The loan was made to assist in the purchase of a residence in connection with an employment-related relocation.

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

At December 31, 2004, other non-current assets include $0.7 million representing the remaining balance of advance payments made by Celltrion to Daewoo. At December 31, 2004, Celltrion had outstanding amounts due to Daewoo of 12,796 million Korean Won ($12.4 million equivalent). Celltrion paid Daewoo 11,100 million Korean Won ($10.9 million equivalent) and 26,873 million Korean Won ($23.0 million equivalent) under the construction agreement during the years ended December 31, 2005 (while Celltrion was consolidated) and 2004, respectively. Celltrion was not consolidated with VaxGen as of December 31, 2005.

Prior to becoming a member of Celltrion’s Board of Directors, an individual purchased 158,298 shares of Celltrion’s preferred stock in 2004 at a price of 5,000 Korean Won ($4.37 equivalent) per share.

Refer to Notes 10, 11, 12 and 13 for discussions of related party transactions pertaining to Celltrion and VCI.

16.	Common Stock Offerings

Common Stock

VaxGen completed the following private placement of common stock during the year ended December 31, 2004:

Date	Sales Price Per Share	Closing Price Per Share	Shares	Net Proceeds (in thousands)

November 22, 2004	$13.25	$15.71	3,018,870	$37,491

As part of the November 2004 private placement, the Company agreed to file a registration statement on Form S-1 no later than 30 days after the first day that the Company becomes current with its reporting requirements under the Exchange Act of 1934. The Company may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares (a) if the registration statement is not filed on or prior to 30 days of the Company becoming current in its reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations. The Company does not consider these liquidated damages to be probable or reasonably estimable. Consequently, no reserves have been established for these matters as of December 31, 2005 and 2004.

On August 8, 2005, at a special meeting of stockholders, the stockholders approved an amendment to VaxGen’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 40 million shares to 65 million shares.

                    Celltrion Preferred Stock

Celltrion’s preferred stock gives the preferred stockholders the right to dividends from Celltrion’s potential profits from the production of AIDSVAX. Celltrion preferred shares are convertible into Celltrion common shares at a ratio of 1:1, upon the earlier of the cancellation of the Supply Agreement between VaxGen and Celltrion; or the thirteenth year of the JVA. No cash dividends were paid by Celltrion through December 31, 2005. The Supply Agreement can be cancelled by VaxGen with 30 days’ written notice or by either party in the event of a material breach of the contract that is unresolved.

In May 2004, Celltrion issued 693,500 shares of preferred stock at a price of 5,000 Korean Won per share ($4.28 equivalent), resulting in net proceeds of 3,447 million Korean Won ($3.0 million equivalent) and in December 2004 Celltrion issued 1,356,800 shares of preferred stock at a price of 5,000 Korean Won per share ($4.56 equivalent), resulting in net proceeds of 6,751 million Korean Won ($6.2 million equivalent). Per the terms of the Revised JVA and as a result of the termination of the Supply Agreement, all outstanding Celltrion preferred stock was converted into Celltrion common stock on December 30, 2004. However, since there were insufficient shares of authorized Celltrion common stock available at the time of the conversion, the conversion did not become effective until Celltrion’s stockholders’ approval of an increase in the authorized number of common shares at Celltrion’s annual stockholders’ meeting in March 2005.

Under the Korean Commercial Code, in order for a corporation to be able to pay dividends, it must have distributable profits. Celltrion did not accrue any preferred stock dividends during the period from its inception in February 2002 through December 31, 2004 as it incurred losses and did not have distributable profits. In the event that there are distributable profits, holders of Celltrion’s preferred stock shall be entitled to a dividend preference on a cumulative basis so that any preferred dividend not paid in a given year will be forwarded to succeeding years as an outstanding obligation of Celltrion until paid off. All Celltrion preferred and common shares have equal voting rights. In March 2005, Celltrion converted all 12,515,000 preferred shares into common stock upon approval at their stockholders’ meeting.

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

Celltrion’s accounting for its preferred stock and BCF is reflected as changes in the minority interest in variable interest entity in the 2004 consolidated balance sheet.

17.	Employee Benefit Plans

          (a) 401(k) Plan

The VaxGen 401(k) Retirement Plan (“401(k) Plan”) covers substantially all full-time employees of VaxGen. Under the 401(k) Plan as amended, VaxGen must match a portion of employee contributions with Company common stock or cash. A total of 300,000 shares of Company common stock have been reserved for issuance under the 401(k) Plan, of which 156,934 had been issued and 143,066 were available for issuance at December 31, 2005. In 2005, VaxGen matched employee contributions under the 401(k) Plan with cash and recorded expense related to 401(k) matching of $0.8 million. In 2004, VaxGen issued 36,053 shares under the 401(k) Plan and recorded expense related to 401(k) matching of $0.4 million. In 2003, VaxGen issued 72,752 shares under the 401(k) Plan and recorded expense related to 401(k) matching of $0.4 million.

(b) Employee Stock Purchase Plan

In May 2001, the stockholders of VaxGen approved the VaxGen 2001 Employee Stock Purchase Plan (“2001 Purchase Plan”). On May 26, 2004, at the 2004 Annual Meeting of Stockholders, the stockholders of VaxGen approved an increase in the number of shares authorized for issuance under the VaxGen 2001 Employee Stock Purchase Plan from 0.6 million to 1.0 million shares. All full-time employees are eligible to participate in the 2001 Purchase Plan. The 2001 Purchase Plan is implemented by a series of 24-month offering periods (each an “Offering Period” and collectively “Offering Periods”). The initial offering period commenced on July 2, 2001. Offering periods were suspended effective July 1, 2004 as a result of the Company’s delisting. Additional offering periods will commence following the Company’s relisting on the first business day of each subsequent calendar quarter of each year during the term of the 2001 Purchase Plan and end two years later. No shares were issued under the 2001 Purchase Plan in 2005.

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

In March 2005, the Board of Directors approved the extension of the Offering Period ending in March 2005 which resulted in a modification of the terms of the underlying options. The Offering Periods ending in June 2005 and September 2005 were also extended. During the year ended December 31, 2005, the Company recorded $2.7 million in non-cash research and development compensation expense and $0.8 million in non-cash general and administrative compensation expense for these modifications.

In September 2005, the Compensation Committee of the Board of Directors approved a contingent bonus program for employees participating in the 2001 Purchase Plan. Under this program, a bonus would be payable to participants in the event the 2001 Purchase Plan was terminated by the Company (“ESPP Bonus”). In November 2005, the Company terminated the 2001 Purchase Plan and the ESPP Bonus therefore became payable. Payment of this bonus was contingent upon the successful completion of a financing subsequent to the termination of the 2001 Purchase Plan and was available only to individuals who were employees at the time of the bonus payment. During the year ended December 31, 2005, the Company recorded a research and development expense of $2.5 million and a general and administrative expense of $0.7 million for the estimated cost of this bonus program.

18.	Stock Options and Warrants

          (a) Stock Options

                    Vaxgen Stock Options

                    1996 Stock Option Plan

In May 2002, the stockholders approved amendments to the 1996 Stock Option Plan (“Plan”) which increased the number of shares of common stock reserved for issuance under the Plan from 3,250,000 to 4,750,000 and also added a provision that will automatically increase the number of shares reserved under the Plan by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year, beginning in January 2003 and ending in January 2007. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2005, 3,744,595 options were outstanding and 2,733,347 shares were available for grant under the Plan.

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

                    1998 Director Stock Option Plan

In 1998, the Board of Directors approved the 1998 Director Stock Option Plan (“Director Plan”) for non-employee directors. In May 2002, the stockholders of VaxGen approved an increase in the number of shares of common stock authorized for issuance under the Director Plan to a total of 300,000 shares. As of December 31, 2005, non-employee directors have been granted options to purchase 188,962 shares of VaxGen’s common stock at exercise prices ranging from $4.57 per share to $20.85 per share and 111,038 shares were available for grant under the Director Plan. Under the Director Plan, new non-employee directors will receive an initial option grant of 20,000 shares at the fair market value of VaxGen’s common stock on the grant date. Initial option grants shall vest over three years, beginning one year from the date of grant, subject to certain meeting attendance requirements. All options expire no later than 10 years from the date of grant. In addition, non-employee directors who have served on the board for at least six months shall receive annual option grants of 10,000 shares on the date of each annual stockholders’ meeting. The exercise price of each annual option grant under the Director Plan is to be the fair market value of VaxGen’s common stock on the grant date. Each annual option grant fully vests on the grant date. In 2004, the Board of Directors suspended the automatic grant of all awards under the Director Plan.

                    Inducement Stock Options

In September 2001, VaxGen granted employment inducement stock options for 400,000 shares of VaxGen common stock outside the Plan to a newly hired executive with an exercise price of $14.90 per share. In October 2004, VaxGen granted stock options for 120,000 shares and 30,000 shares outside the approved plans to a new executive and director with an exercise price of $11.40 per share and $12.27 per share, respectively. These options were granted without stockholder approval, but pursuant to Nasdaq Marketplace Rules on terms that are substantially in accordance with VaxGen’s standard stock option terms for employees. As of December 31, 2005, none of these stock options have been exercised, canceled or repurchased.

The following is a summary of VaxGen’s stock option activity (including the inducement stock options) and related information for the years ended December 31:

	2005		2004		2003

	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price

Balance at beginning of year	4,634,671	$10.66	3,746,689	$10.37	3,078,572	$12.17
Granted	—	—	1,169,178	11.39	1,006,332	5.84
Exercised	—	—	(135,138)	7.57	(97,589)	9.50
Forfeited	(151,114)	11.14	(146,058)	11.92	(240,626)	14.83

Balance at end of year	4,483,557	10.64	4,634,671	10.66	3,746,689	10.37

Options exercisable at year end	3,685,372	10.91	2,734,164	11.41	2,040,317	11.95

The following table summarizes information about VaxGen’s stock options granted to employees during the years ended December 31:

	2005		2004		2003

Exercise price on grant date	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price

Equals market price	$—	$—	$9.27	$12.19	$4.19	$5.84
Is below market price	—	—	10.13	10.94	—	—

During the year ended December 31, 2004, 423,678 shares were granted at exercise prices equal to market prices and 745,500 options were granted at an exercise price below market price.

During the year ended December 31, 2005, no stock options were granted; however, the Board of Directors authorized a modification to options held by employees who left the Company such that their termination date, with respect to the stock options, would be the date the Company was listed on a National stock exchange. The Company recorded a non-cash expense for these modifications of $0.4 million during the year ended December 31, 2005.

Detailed information on VaxGen’s options outstanding on December 31, 2005 by price range is set forth below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Remaining Shares Exercisable	Weighted Average Exercise Price

$2.34 – $5.50	906,385	7.5	$4.88	671,464	$4.81
$5.74 – $9.25	780,317	5.1	7.25	738,663	7.23
$9.27 – $12.00	1,521,062	7.0	10.62	1,077,705	10.45
$12.05 – $14.90	771,220	5.9	14.43	714,335	14.52
$14.99 – $22.50	381,470	5.5	19.28	360,102	19.43
$23.45 – $26.00	123,103	5.1	24.31	123,103	24.31

Total	4,483,557	6.4	10.64	3,685,372	10.91

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

Celltrion recorded $1.5 million as deferred compensation and additional paid-in capital for option awards issued during 2004. Upon the deconsolidation of Celltrion, the $0.4 million remaining balance was reversed from additional paid-in capital and deferred compensation.

                    Non-cash Compensation Expense

Non-cash compensation expense for the years ended December 31, 2005, 2004 and 2003 was $6.2 million, $1.9 million and $0.9 million, respectively. Such expense was primarily related to deferred compensation for certain stock options issued in 1999, compensation related to the issuance of stock options at below market exercise prices, compensation related to the issuance of VaxGen common stock as matching contributions to participants in VaxGen’s 401(k) Plan, compensation related to anti-dilution provisions in Celltrion’s stock option grants in 2004 and compensation related to the extension of the exercise period of terminated employees’ vested options due to the lack of current financial statements and failure to file periodic reports.

In addition, in 2005, such expense included compensation related to the extension of the Offering Periods under the 2001 Purchase Plan, compensation resulting from the extension of the exercisability of the options to certain former employees unable to exercise their options because of the lack of current financial statements and failure to file periodic reports and compensation related to the acceleration of vesting of options pursuant to a separation agreement.

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

The following VaxGen common stock warrants were outstanding at December 31, 2005:

Issue Date	Exercise Price Per Share	Term (in years)	Shares

Exchange Warrants, September 2004	$16.00	3	655,078
May 1999	7.00	10	140,000
January 1999	13.00	10	79,462
July 1997	7.00	10	39,595
January 2000	11.50	10	27,196
2001 to 2002	11.52 to 20.25	10	18,000

Weighted average / Total	14.02		959,331

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

In March 2005, Celltrion issued 1,949,700 shares of preferred stock under the Extended First Tranche at a price of 5,000 Korean Won ($4.99 equivalent) per share, resulting in net proceeds of 9,698 million Korean Won ($9.5 million equivalent). This sale completed Nexol and Nexol Co’s purchases under their Warrants and remaining Unsubscribed Shares in the Extended First Tranche. In March 2005, Celltrion also converted all 12,515,000 preferred shares (including the 1,949,700 shares) into common stock upon approval at their stockholders’ meeting. A BCF of 9,749 million Korean Won ($9.5 million equivalent) was recognized as a deemed dividend in March 2005 associated with the exercise of the Warrant and the conversion of the preferred stock. Due to the accumulated deficit of Celltrion, this BCF has been accounted for as an increase and a decrease in additional paid-in capital.

19.	Income Taxes

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

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$67,525	$51,289
Research and other credit carryforwards	7,897	9,739
Deferred research expenses	1,032	1,040
Depreciation	1,755	2,816
Accrued liabilities	2,205	1,327
Other	1,073	(2,136)

Total gross deferred tax assets	81,487	64,075
Less: Valuation allowance	(81,487)	(64,075)

Net deferred tax assets	$—	$—

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,

	2005	2004	2003

Statutory rate	34.0%	34.0%	34.0%
State taxes	4.7	4.5	6.9
Gain on sale of investment	1.7	—	—
Equity in loss of affiliate	(2.7)	0.8	(12.0)
Valuation adjustments	(0.7)	(12.9)	8.0
Research and other credits	4.6	7.1	0.6
Equity-based compensation expense	(2.5)	(0.3)	(1.0)
Foreign rates different than statutory rate	(10.5)	1.1	—
Exemption for foreign ownership	9.7	0.5	—
Other	1.5	2.0	(1.7)
Change in valuation allowance	(39.8)	(36.8)	(34.8)

Effective tax rate	0.0%	0.0%	0.0%

At December 31, 2005, VaxGen had U.S. federal and California net operating loss carryforwards of $175.4 million and $135.1 million, respectively. The U.S. federal net operating loss carryforwards expire from 2018 through 2025 and the California net operating loss carryforwards expire from 2006 through 2015. Additionally, VaxGen has federal research credits, which expire from 2016 to 2025, of $5.1 million and State of California research credits, carrying forward indefinitely, of $4.3 million. These carryforwards could be subject to certain limitations in the event there is a change in control of VaxGen.

Due to the consolidation of Celltrion in 2004 and the deconsolidation of Celltrion in 2005, the effect of the change in the valuation allowance does not agree to the change in gross deferred tax assets in either year.

20.	Commitments and Contingencies

Letter of Credit

In July 2003, Celltrion obtained a letter of credit amounting to $7.0 million for the construction of facilities from the National Agricultural Cooperative Federation. During 2004, the initial commitment amount was decreased to $2.0 million. Celltrion had an unused commitment related to the letter of credit of $0.7 million as of December 31, 2004. Due to the deconsolidation of Celltrion in July 2005, the Company no longer has access to this unused letter of credit.

Leases

VaxGen leases office facilities under non-cancelable operating leases in Brisbane and South San Francisco, CA, which expire in 2007 through 2016.

VaxGen entered into an 84-month office lease commencing June 2000, with an option to renew for an additional five-year period. This lease, as amended in 2004, is for 39,000 square feet. In connection with this lease agreement, a letter of credit in the amount of $0.5 million was issued to VaxGen’s landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the consolidated balance sheet as of December 31, 2005 and 2004.

VaxGen entered into an 88-month laboratory lease commencing January 1, 1999, which required VaxGen to expend a minimum of $0.5 million in leasehold improvements, in addition to its scheduled lease payments. This lease, as amended in 2004, is for 19,933 square feet, which is used for laboratories and offices. As of December 31, 2003, VaxGen had fulfilled its obligations with respect to the leasehold improvements.

In August 2002, VaxGen entered into a 75-month sublease agreement. This lease is for 49,919 square feet, which has been improved as manufacturing, laboratory and office space. In connection with this lease agreement, a letter of credit in the amount of $0.5 million was issued to VaxGen’s landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the consolidated balance sheet as of December 31, 2004.

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

VaxGen also has a lease for 6,255 square feet of warehouse and office space in South San Francisco through September 30, 2011.

In addition, VaxGen has entered into several operating leases for office equipment.

Future minimum annual payments under all non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$3,949
2007	3,333
2008	2,900
2009	3,478
2010	3,618
2011 and beyond	24,555

Total	$41,833

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $4.1 million, $2.2 million and $2.3 million, respectively. The Company recognizes rent expense on a straight-line basis over the expected lease term.

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

21.	Segment Information

The Company’s segment information has been prepared in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to January 1, 2004 and since July 1, 2005, the Company operated in one business segment. As a result of the consolidation of Celltrion in 2004 and the deconsolidation of Celltrion in 2005, from January 1, 2004 to June 30, 2005, the Company operated in two business segments. VaxGen’s business segment is the development of vaccines that immunize against infectious disease and Celltrion’s is mammalian cell culture biomanufacturing. Each segment has discrete financial information and its own management structure.

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from the U.S. Department of Health and Human Services, the National Institutes of Health and related entities. From its inception through December 31, 2005, Celltrion had not been operational or earned any revenues. All of VaxGen’s operating assets are located in the United States of America. Celltrion’s operating assets are located in the Republic of Korea.

Information regarding the segments is stated below (in thousands):

Revenues	Year Ended December 31,

	2005	2004	2003

VaxGen	$30,066	$31,822	$29,057
Celltrion	—	—	n/a
Eliminations	(127)	(427)	n/a

Total	$29,939	$31,395	$29,057

Depreciation and Amortization	Year Ended December 31,

	2005	2004	2003

VaxGen	$4,140	$1,760	$1,245
Celltrion	1,538	1,947	n/a
Eliminations	(931)	(1,645)	n/a

Total	$4,747	$2,062	$1,245

Equity in Loss of Affiliate	Year Ended December 31,

	2005	2004	2003

VaxGen (in Celltrion)	$(4,396)	$(336)	$(6,735)
Celltrion (in VCI)	n/a	(938)	n/a
Eliminations	2,026	1,274	n/a

Total	$(2,370)	$—	$(6,735)

Net Loss	Year Ended December 31,

	2005	2004	2003

VaxGen	$(55,868)	$(49,537)	$(19,120)
Celltrion	25,617	(595)	n/a
Eliminations	(25,707)	4,438	n/a

Total	$(55,958)	$(45,694)	$(19,120)

Interest Expense	Year Ended December 31,

	2005	2004	2003

VaxGen	$(1,836)	$—		$—
Celltrion	(524)	—		n/a
Eliminations	—	—		n/a

Total	$(2,360)	$—	$	n/a

Property and Equipment, net	December 31,

	2005	2004

VaxGen	$32,275	$22,017
Celltrion	n/a	116,359
Eliminations	n/a	(130)

Total	$32,275	$138,246

Investment in Affiliate	December 31,

	2005	2004

VaxGen (in Celltrion)	$17,761	$25,450
Celltrion (in VCI)	n/a	—
Eliminations	n/a	(25,450)

Total	$17,761	$—

Total Assets	December 31,

	2005	2004

VaxGen	$81,833	$92,056
Celltrion	n/a	165,641
Eliminations	n/a	(59,230)

Total	$81,833	$198,467

Purchases of Property and Equipment	Year Ended December 31,

	2005	2004	2003

VaxGen	$(14,538)	$(5,260)	$(14,051)
Celltrion	(22,466)	(37,510)	n/a
Eliminations	—	—	n/a

Total	$(37,004)	$(42,770)	$(14,051)

22.	Legal Proceedings

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

On or about March 21, 2003, two separate but virtually identical shareholder derivative actions were filed in California Superior Court for San Mateo County entitled Rhodes v. Allen, et al. civil action No. CIV 430087, and MacDonald v. Allen, et al., civil action No. CIV 430088. A consolidated complaint was filed in June 2003. Named as defendants in the action are VaxGen directors Lance K. Gordon, Randall L-W. Caudill, and William D. Young, and former VaxGen directors Donald P. Francis, Phillip W. Berman, David W. Beier, and Stephen C. Francis (“Company Directors”). Also named as defendants are Paul Allen and Vulcan Ventures, Inc. (“Vulcan Defendants”). The allegations of the consolidated complaint (“Derivative Lawsuit”) are similar to those contained in the class action, although unlike the class action, in the Derivative Lawsuit the plaintiff purports to seek recovery on behalf of VaxGen, rather than from VaxGen. Plaintiffs allege as well that the Vulcan Defendants sold shares of VaxGen’s stock while in possession of material non-public information about VaxGen. Plaintiffs, purportedly suing on behalf of VaxGen, assert claims against all defendants for breach of fiduciary duty, mismanagement, waste and unjust enrichment and against the Vulcan Defendants for breach of fiduciary duty and insider trading. As of December 31, 2004, the Company has provided $0.5 million for the settlement of these derivative actions. The Company also settled the shareholders’ derivative lawsuit that had been filed following the Company’s February 2003 announcement of clinical trial results relating to its AIDSVAX product. Under the terms of the settlement, the Company paid $0.5 million to the derivative plaintiffs to cover attorneys’ fees and also agreed to make certain changes in its disclosure practices and procedures. The settlement was approved by the court in September 2005.

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

23.	Subsequent Events

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

                    $16.00 Warrants

On September 21, 2004, the Company completed a transaction in which warrants to purchase common stock issued in 2001 in connection with Series A Preferred Stock (“Series A Warrants”) were surrendered in exchange for two new series of warrants. The Company issued to the holders of the Series A Warrants, warrants to purchase a total of 1,146,388 shares of common stock, exercisable until September 21, 2005, at an exercise price of $0.01 per share, and warrants to purchase a total of 655,078 shares of common stock, exercisable until September 21, 2007, at an exercise price of $16.00 per share (“$16.00 Warrants”). In December 2006, VaxGen entered into an addendum (“Addendum”) with the holders of the $16.00 Warrants under which the term was extended by three additional years. The $16.00 Warrants, as amended, will expire September 21, 2010. No other terms of the $16.00 Warrants were amended. In connection with entering into the Addendum, VaxGen received releases from the holders of the $16.00 Warrants regarding potential claims.

                    Agreements between VaxGen and Celltrion

In February 2006, Celltrion and VaxGen entered into an agreement (“Agreement to Provide U.S. GAAP Financial Information”) whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen will compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on February 28, 2006) per year and shall be subject to VaxGen’s approval.

During 2006, VaxGen received gross proceeds of $130 million from the sale of most of its Celltrion common stock to Nexol and affiliates of Nexol. As a result, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1 2006, VaxGen’s investment in Celltrion will be accounted for under the cost method in accordance with APB 29. In September 2006, the joint venture agreement between VaxGen and the Korean Investors was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion.

In March 2007, Celltrion and VaxGen amended the Technical Support and Services Sub-Agreement as well as the Agreement to Provide U.S. GAAP Financial Information to reflect a reduction in overhead rate on services performed from 90% to 40%.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

The tables below present selected quarterly financial data.

	Year Ended December 31, 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Revenues	$7,646	$9,981	$6,375	$5,937
Net loss applicable to common stockholders	(13,374)	(15,331)	(5,694)	(21,559)
Net loss per share applicable to common stockholders—basic and diluted	$(0.45)	$(0.52)	$(0.19)	$(0.73)
Weighted average shares used in computing basic and diluted loss per share	29,578	29,607	29,607	29,607

	Year Ended December 31, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Revenues	$3,945	$11,109	$7,254	$9,087
Net loss applicable to common stockholders	(8,493)	(17,598)	(10,832)	(8,771)
Net loss per share applicable to common stockholders—basic and diluted	$(0.34)	$(0.70)	$(0.43)	$(0.32)
Weighted average shares used in computing basic and diluted loss per share	25,048	25,221	25,371	27,055

In 2004, VaxGen adopted the provisions of FIN 46R and determined that Celltrion was a variable interest entity (“VIE”) and that VaxGen was Celltrion’s primary beneficiary. Accordingly, in accordance with FIN 46R, the consolidated financial statements in the first quarter of the year ended December 31, 2004 through the second quarter of the year ended December 31, 2005 include the results of Celltrion as a VIE. Effective July 1, 2005, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion has been deconsolidated from VaxGen. Thereafter, VaxGen’s investment in Celltrion was accounted for under the equity method.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, were required to evaluate our internal control over financial reporting as of December 31, 2005. Our management completed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, and in performing its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We consider the following control deficiencies that existed in the design or operation of our internal control over financial reporting to be material weaknesses in the effectiveness of our internal control over financial reporting as of December 31, 2005:

1.

We did not maintain an effective control environment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Specifically, the financial reporting organizational structure was not adequate to support the size, complexity or activities of the Company. In addition, certain key finance positions were staffed with individuals who did not possess the level of accounting knowledge, experience and training in the application of Generally Accepted Accounting Principles (“GAAP”) commensurate with the Company’s financial reporting requirements. This control deficiency resulted in the audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. This control deficiency affects substantially all financial statement accounts that could result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.

We did not maintain effective monitoring controls and related segregation of duties over automated and manual transaction processes. Specifically, we failed to implement processes to ensure periodic monitoring of our existing internal control activities over financial reporting by placing heavy reliance on manual procedures without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. Additionally, inadequate segregation of duties led to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective supervision and reviews. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The material weaknesses described above contributed to the existence of the material weaknesses discussed in items 3 through 9 below.

3.

We did not maintain effective controls over the accounting for revenue related to government contracts. Specifically, our controls over revenue were not adequate to ensure that all revenue transactions were completely and accurately recorded in the interim and annual consolidated financial statements which impacted revenue, deferred revenue and deferred costs. In particular, the Company had the following deficiencies: (i) failure to properly recognize revenue for governmental contracts under cost-plus-fixed-fee arrangements; (ii) failure to properly apply cut-off procedures over billable expenses and the timing of revenue recognition; and (iii) failure to properly review the invoiced reimbursement costs. These control deficiencies resulted audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, these control deficiencies could result in a misstatement of revenue, deferred revenue and deferred costs that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitute a material weakness.

4.

We did not maintain effective controls over the completeness and accuracy of account reconciliations. Specifically, account reconciliations and supporting schedules were not consistently performed, documented, reviewed and approved in a timely manner. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5.

We did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

6.

We did not maintain effective controls over the completeness and accuracy of accounting for investments in affiliates. Specifically, our accounting for our investment in Celltrion, Inc. was not in accordance with GAAP. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

7.

We did not maintain effective controls over the completeness and accuracy of accounting for equity and financing instruments. Specifically, the Company’s accounting for their convertible debt, related embedded derivatives and issuance costs were not in accordance with GAAP. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of current and long-term liabilities, stockholders’ equity and non-operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

8.

We did not maintain effective controls over the completeness and accuracy of accounting for awards under our various stock compensation plans. Specifically, the timing of authorization for issuances of and modifications to stock compensation arrangements were not communicated to the appropriate accounting personnel responsible to accurately and timely account for these transactions in the Company’s consolidated financial statements. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of deferred stock compensation and the related stock compensation expense that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

9.

We did not maintain effective controls to ensure that operating expenses were recorded in the appropriate period. Specifically, the Company’s controls over completeness and accuracy for operating expenses were insufficient to ensure clinical trial expenses, consulting fees and other operating expenses were completely and accurately recorded in the proper periods. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued expenses and the related operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based upon the criteria in Internal Control-Integrated Framework issued by the COSO.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Efforts

Our management completed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, and in performing its assessment, identified the material weaknesses described above. These material weaknesses have been discussed with the Audit Committee. The Audit Committee has taken an active role in overseeing management’s implementation of the remedial measures described below. By implementing these remedial measures, management intends to improve our internal control over financial reporting and to avoid material misstatements in consolidated financial statements prepared for external purposes, in the future. Our management is working under the supervision of the Audit Committee to identify and implement additional corrective actions, where required, to improve the effectiveness of our internal control over financial reporting, including the enhancement of systems and procedures.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to develop a remediation plan to address the material weaknesses in our internal control over financial reporting. The development of our remediation plan is described above. We expect that the implementation of this plan will extend into 2006 and beyond.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The members of the Board of Directors of the Company as of December 31, 2005 are as follows:

Name of Director	Age	Principal Occupation	Director Since

Lance K. Gordon, Ph.D.	58	President and Chief Executive Officer	2001
Franklin M. Berger, CFA	56	Independent Biotechnology Analyst. Former Managing Director, Equity Research and Senior Biotechnology Analyst, J.P. Morgan	2003
Randall L-W. Caudill, D. Phil.	58	Chairman of the Board of Directors of VaxGen and President, Dunsford Hill Capital Partners	2001
Michel Greco	62	Retired, former President and Chief Operating Officer, Aventis Pasteur	2003
Myron M. Levine, M.D.	61	Co-Founder and Director of the University of Maryland School of Medicine’s Center for Vaccine Development	2004
Kevin L. Reilly	62	Former President, Wyeth Vaccines and Nutrition	2005
Eve E. Slater, M.D., F.A.C.C.	60	Former Assistant Secretary for Health, U.S. Department of Health and Human Services	2005

Lance K. Gordon, Ph.D.

Dr. Gordon’s biography appears under “Executive Officers” in Part I of this report. Dr. Gordon resigned from the Board of Directors in January 2007 and was replaced by Mr. James P. Panek.

Franklin Berger, CFA

Mr. Berger has served as a director since November 2003. Mr. Berger is currently an independent biotechnology analyst. From 1998 to 2002, Mr. Berger was a Managing Director, Equity Research and Senior Biotechnology Analyst for J. P. Morgan Securities, Inc. From 1997 to 1998, he served as a Director, Equity Research and Senior Biotechnology Analyst for Salomon Smith Barney. From 1991 to 1997, he served as a Managing Director, Research and Biotechnology Analyst for Josephthal & Co. Mr. Berger serves on the board of directors of Thallion Pharmaceuticals, Inc., Seattle Genetics, Inc., and Isotechnika. Mr. Berger received a B.A. in International Relations and an M.A. in International Economics from Johns Hopkins University and an M.B.A. from Harvard University.

Randall L-W. Caudill, D. Phil.

Dr. Caudill has served as a director since February 2001; he had previously served as director from 1997 through 1999. Since 1997, Dr. Caudill has been the President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm, serving emerging growth companies. From 1987 to 1997, he served in various capacities including heading the Merger and Acquisition Department and co-heading the Investment Bank at Prudential Securities. Prior to that date, he held senior investment banking positions in the Merger and Acquisition Departments of Morgan Grenfell, Inc. and The First Boston Corporation. Dr. Caudill serves on the board of directors of Ramgen Power Systems Inc., Helix BioMedix, Inc., SCOLR Pharma, Inc. as well as several non-profit entities. Dr. Caudill received a D. Phil. from Oxford University, where he was a Rhodes Scholar, and an M.A. in Public and Private Management from Yale University.

Michel Greco

Mr. Greco has served as a director since February 2003. From 1998 until his retirement in January 2003, Mr. Greco was President and Chief Operating Officer of Aventis Pasteur and later deputy CEO. From 1994 to 1998, he helped create and also served as president and CEO of Pasteur Merieux MSD, a joint venture between Merck & Co. and Pasteur Merieux Connaught. In addition to his nearly 35 years of experience in the pharmaceuticals industry, with an emphasis on vaccines, Mr. Greco has served as president of the European Vaccine Manufacturers, chairman of IFPMA biological group and a member of the World Health Organization’s Strategic Advisory Group of Experts. He also was a member of the European Union Task Force on Bioterrorism, and a board member of the French Pharmaceutical Association and president of its European Affairs Commission. Mr. Greco serves on the board of directors of Intercell AG (Austria). Mr. Greco received a Master’s degree from Institut d’Etudes Politiques de Paris and an M.B.A. from the Richard Ivey School of Business Administration at the University of Western Ontario.

Myron M. Levine, M.D.

Dr. Levine was elected as a director in October 2004. Dr. Levine is the Co-Founder and Director of the University of Maryland School of Medicine’s Center for Vaccine Development (“CVD”). Dr. Levine is also professor of medicine, pediatrics, epidemiology and preventive medicine, and microbiology and immunology at the University of Maryland’s School of Medicine as well as Head of the Division of Geographic Medicine in the Department of Medicine. From 2000 to 2002 he co-chaired the Global Alliance for Vaccines and Immunization (“GAVI”) Task Force on Research and Development. Dr. Levine currently sits on the editorial board of three major research journals and is a consultant to many organizations including the World Health Organization, National Institutes of Health, Institute of Medicine and the Department of Defense. He holds memberships in numerous medical societies including the Institute of Medicine of the National Academy of Science, the Association of American Physicians, the American Society of Clinical Investigation and the Interurban Clinical Club. He is past President of the American Epidemiological Society and the American Society of Tropical Medicine and Hygiene. Dr. Levine’s most recent award was the University of Maryland School of Medicine’s Simon and Bessie Grollman Distinguished Professorship in recognition of outstanding medical research received in 2006. Dr. Levine holds an M.D. from the Medical College of Virginia and a Diploma in Tropical Public Health (D.T.P.H.) with Distinction from the London School of Hygiene and Tropical Medicine.

Kevin L. Reilly

Mr. Reilly has served as a director since July 2005. From 1973 to 1984, Mr. Reilly served as Senior Vice President for Connaught Laboratories with primary responsibilities of export operations and strategic development. From 1984 through 2002, he served at Wyeth Inc. in a variety of capacities including as the Chairman and President of Wyeth-Ayerst’s Canadian operations, Area Vice President for Wyeth’s Pacific Canada Group, Group Vice President of the Pacific Rim Group, President of Wyeth Nutritionals International and most recently as the President of Wyeth Vaccines and Nutrition. Under his leadership, he directed the accelerated growth of Wyeth’s worldwide vaccine and nutritional business. Mr. Reilly currently serves on the Board of Directors of the Immune Response Corporation. He is also a Trustee of the Board for the Sabin Vaccine Institute. Mr. Reilly received his M.B.A. from York University in Toronto. He is also a graduate of the Advanced Management Program at the Harvard Business School.

Eve E. Slater, M.D., F.A.C.C.

Dr. Slater has served as a director since July 2005. Dr. Slater joined Merck Research Laboratories (“MRL”) in 1983 and held many key senior management positions during her 19-year career, including Vice President, Corporate Public Affairs, Senior Vice President of MRL External Policy and Senior Vice President of Clinical and Regulatory Development in which capacity she supervised worldwide regulatory activities for all Merck medicines and vaccines. Dr. Slater’s responsibilities included FDA and international agency liaison, worldwide NDA submissions, product labeling, quality assurance and pharmacovigilance. In 2001, Dr. Slater was named Assistant Secretary for Health, U.S. Department of Health and Human Services, joining HHS shortly after the September 11, 2001 terrorist attacks. At HHS, she served Secretary Tommy G. Thompson as chief health policy advisor, with special emphasis on translational medicine including electronic systems and innovation, biosecurity, human subjects’ protection, women’s health, elder care and HIV/AIDS. She resigned her post at HHS in 2003, and is currently serving as a Director of Vertex Pharmaceuticals, Cambridge, MA, Phase Forward Inc., Waltham, MA and Theravance, Inc., South San Francisco, CA. Dr. Slater is a graduate of Vassar College and of Columbia University’s College of Physicians and Surgeons. She completed her internship and residency at the Massachusetts General Hospital and is board certified in both internal medicine and cardiology. In March 2007, Dr. Slater accepted a management position at Pfizer, Inc. and will resign from the Company’s Board of Directors on August 1, 2007.

Executive Officers

Information regarding our executive officers appears under “Executive Officers” in Part I of this report.

Audit Committee and Audit Committee Financial Expert

Three (3) non-employee directors comprise the Audit Committee at the end of 2005: Messrs. Berger and Reilly and Dr. Caudill. The Board of Directors annually reviews Nasdaq’s listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rules 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board of Directors has determined that Mr. Berger qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission (“SEC”) rules. The Board of Directors made a qualitative assessment of Mr. Berger’s level of knowledge and experience based on a number of factors, including his formal education and experience as a research analyst employed by brokerage firms.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.	Executive Compensation

The following table shows compensation awarded to, paid to or earned by, the Company’s Chief Executive Officer and its other four (4) most highly compensated executive officers at December 31, 2005 (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation($)		Securities Underlying Options/ SARs(#)	All Other Compensation ($)

Lance K. Gordon (1)	2005	367,393	110,218	33,787	(4)	—	—
President and Chief	2004	372,214	200,000	20,000	(3)	—	—
Executive Officer	2003	339,121	200,000	42,206	(2)	100,000	—

Carmen M. Betancourt-Riche	2005	275,091	78,225	—		—	—
Senior Vice President, Regulatory	2004	260,750	130,000	—		—	—
Affairs & Quality Systems (5)	2003	224,852	—	—		60,000	—

Marc J. Gurwith	2005	268,170	76,620	—		—	—
Senior Vice President,	2004	255,400	130,000	—		—	—
Medical Affairs	2003	239,700	130,000	—		45,000	—

James P. Panek (6)	2005	268,498	76,350	—		—	—
Senior Vice President,	2004	254,500	130,000	—		—	—
Manufacturing Operations	2003	235,750	130,000	—		60,000	—

Piers C. Whitehead	2005	257,250	73,500	—		—	—
Vice President, Corporate &	2004	245,000	100,000	—		—	—
Business Development	2003	229,500	—	—		45,000	—

(1) Dr. Gordon became Chief Executive Officer in September 2001 and President in March 2004. Dr. Gordon’s employment with the Company terminated in January 2007.

(2) As part of Dr. Gordon’s employment agreement, the Company forgave $40,000 of an outstanding note payable to the Company. The remaining amount of $2,206 represents forgiven interest on the loan.

(3) As part of Dr. Gordon’s employment agreement, the Company forgave $20,000 of an outstanding note payable to the Company.

(4) As part of Dr. Gordon’s employment agreement, the Company forgave $15,439 of an outstanding note payable to the Company. The Company also paid $10,355 and $7,993 for Dr. Gordon’s life insurance policy and home monitoring service, respectively.

(5) Ms. Betancourt-Riche’s employment with the Company terminated in 2006.

(6) Mr. Panek was promoted to Chief Executive Officer in January 2007.

Stock Option Grants and Exercises

The Company grants options to its executive officers under its 1996 Amended and Restated Stock Option Plan, (“1996 Plan”). As of December 31, 2005, options to purchase a total of 3,744,595 shares were outstanding under the 1996 Plan and options to purchase 2,733,347 shares remained available for grant under the plan.

The Option/SAR Grants table has been omitted because there was no compensation awarded to, earned by or paid to any of the named executives required to be reported in the table during the fiscal year ended December 31, 2005.

The Aggregated Options Exercises in Last Fiscal Year and FY-End Option Values table is shown below.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES

	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable			Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable
Name	(#)	(1)	(2)		(3)	(2)		(4)

Lance K. Gordon	—	—	520,313	/	54,687	$375,642	/	$175,108
Carmen M. Betancourt-Riche	—	—	105,625	/	29,375	109,688	/	85,312
Marc J. Gurwith	—	—	150,313	/	19,687	82,267	/	63,983
James P. Panek	—	—	129,583	/	30,417	109,688	/	85,312
Piers C. Whitehead	—	—	110,730	/	34,270	369,268	/	112,982

(1)	Value realized is based on the fair market value of the Company’s Common Stock on the date of exercise minus the exercise price.

(2)	Reflects shares vested and unvested at December 31, 2005.

(3)	Includes both “in-the-money” and “out-of-the-money” options. “In-the money” options are options with exercise prices below the market price of the Company’s Common Stock at December 31, 2005.

(4)	Fair market value of the Company’s Common Stock at December 31, 2005 minus the exercise price of the options.

Compensation of Directors

Each member of the Board of Directors (“Board”) who is not the chairman of the Board, the chairman of any committee or a member of any committee receives a $25,000 annual retainer. The chairman of the Board receives a $50,000 annual retainer. The chairman of the Audit Committee receives a $38,000 annual retainer. The chairman of the Board’s committees other than the Audit Committee receives a $35,000 annual retainer; and members of a committee of the Board who are not a committee chairman receive $34,000. In the fiscal year ended December 31, 2005, the total compensation paid to non-employee directors was $225,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending meetings of the Board of Directors in accordance with Company policy.

Each non-employee director of the Company is also eligible to receive stock option grants under the 1998 Director Stock Option Plan (“Directors’ Plan”). Only non-employee directors of the Company are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code. The Company suspended the grant of any options to non-employee directors of the Company under the Directors’ Plan in 2005. As of December 31, 2005, no options had been exercised under the Directors’ Plan.

Employment Contracts

Dr. Gordon’s employment agreement provides for an annual base salary of $325,000, which was increased to $400,000 effective January 2005. Dr. Gordon may receive an annual bonus of up to 30% of his base salary as determined at the discretion of the Board of Directors. In the event of a termination by VaxGen without cause or termination by Dr. Gordon for good reason (as defined in his employment agreement), the Company may be required to pay Dr. Gordon’s base salary for twelve (12) months following his termination. In addition, Dr. Gordon’s options will fully accelerate upon termination by VaxGen without cause or termination by Dr. Gordon for good reason or upon certain events after a change of control (as defined in Dr. Gordon’s employment agreement). Upon termination of employment, Dr. Gordon is subject to a one-year non-solicitation period. Dr. Gordon’s employment with the Company terminated in 2007.

Mr. Panek’s employment agreement provides for an annual base salary of $175,000, which was increased to $268,498 by the Board of Directors effective January 2005. Mr. Panek may also receive an annual bonus of up to 30% of his base salary, as determined at the discretion of the Board of Directors. Mr. Panek received options to purchase up to 160,000 shares of common stock which vest over a four-year period. In the event of a termination by VaxGen without cause, or termination by Mr. Panek for good reason (as defined in his employment agreement), following his termination, the Company may be required to pay Mr. Panek’s base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen up to a maximum of 12 months annual base salary. In addition, Mr. Panek’s options will fully accelerate upon termination by VaxGen without cause or termination by Mr. Panek for good reason or upon certain events after a change of control (as defined in Mr. Panek’s employment agreement). Upon termination of employment, Mr. Panek is subject to a one-year non-competition period.

Dr. Gurwith’s employment agreement provides for an annual base salary of $235,000, which was increased to $268,170 effective January 2005. Upon the commencement of his employment, Dr. Gurwith received a $40,000 start-up bonus along with an option to purchase up to 125,000 shares of common stock which vest over a four-year period. Dr. Gurwith may receive an annual bonus of up to 30% of his base salary as determined at the discretion of the Board of Directors. In the event of a termination by VaxGen without cause or termination by Dr. Gurwith for good reason (as defined in his employment agreement), following his termination, the Company may be required to pay Dr. Gurwith’s base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen up to a maximum of 12 months annual base salary. In addition, Dr. Gurwith’s options will fully accelerate upon termination by VaxGen without cause or termination by Dr. Gurwith for good reason or upon certain events after a change of control (as defined in Dr. Gurwith’s employment agreement). Upon termination of employment, Dr. Gurwith is subject to a one-year non-solicitation period.

Ms. Betancourt-Riche’s employment agreement provides for an annual base salary of $205,000, which was increased to $275,091 effective January 2005. Ms. Betancourt-Riche may also receive an annual bonus of up to 30% of her base salary, as determined at the discretion of the Board of Directors. Ms. Betancourt-Riche has received options to purchase up to 135,000 shares of common stock which vest over a four-year period. In the event of a termination by VaxGen without cause or termination by Ms. Betancourt-Riche for good reason (as defined in her employment agreement), following her termination, the Company may be required to pay Ms. Betancourt-Riche’s base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen up to a maximum of 12 months annual base salary. In addition, Ms. Betancourt-Riche’s options will fully accelerate upon termination by VaxGen without cause or termination by Ms. Betancourt-Riche for good reason or upon certain events after a change of control (as defined in Ms. Betancourt-Riche’s employment agreement). Upon termination of employment, Ms. Betancourt-Riche is subject to a one-year non-solicitation period.

Mr. Whitehead’s employment agreement provides for an annual base salary of $205,000, which was increased to $257,250 effective January 2005. Mr. Whitehead may also receive an annual bonus of up to 30% of his base salary, as determined at the discretion of the Board of Directors. Mr. Whitehead has received options to purchase up to 145,000 shares of common stock which vest over a four-year period. In the event of a termination by VaxGen without cause or termination by Mr. Whitehead for good reason (as defined in his employment agreement), following his termination, the Company may be required to pay Mr. Whitehead’s base salary for six months, plus one additional month of base salary for each full year of employment with VaxGen up to a maximum of 12 months annual base salary. In addition, Mr. Whitehead’s options will fully accelerate upon termination by VaxGen without cause or termination by Mr. Whitehead for good reason or upon certain events after a change of control (as defined in Mr. Whitehead’s employment agreement). Upon termination of employment, Mr. Whitehead is subject to a one-year non-solicitation period.

Dr. Jansen’s employment agreement provides for an annual base salary of $260,000. Dr. Jansen also received a one-time signing bonus of $50,000 upon commencing her employment at VaxGen. Dr. Jansen may also receive an annual bonus of up to 30% of her base salary, as determined at the discretion of the Board of Directors. Dr. Jansen has received options to purchase up to 120,000 shares of common stock which vest over a four-year period. These options were granted outside of the VaxGen, Inc. 1996 Stock Plan (“Plan”) but on terms substantially similar to those of the Plan. Dr. Jansen’s employment agreement also provides for relocation and housing assistance and certain other expenses. In the event of a termination by VaxGen without cause or termination by Dr. Jansen for good reason (as defined in her employment agreement), the Company may be required to pay Dr. Jansen’s base salary for twelve months following her termination. In addition, Dr. Jansen’s options will fully accelerate upon termination by VaxGen without cause or termination by Dr. Jansen for good reason or upon certain events after a change of control (as defined in Dr. Jansen’s employment agreement). Upon termination of employment, Dr. Jansen is subject to a one-year non-competition and non-interference period. Dr. Jansen’s employment with the Company terminated in 2006.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our common stock which is authorized for issuance under our equity compensation plans, including stock option plans and the 2001 Employee Stock Purchase Plan, as of December 31, 2005.

In September 2001, VaxGen granted employment inducement stock options for 400,000 shares of VaxGen common stock outside the Plan to a newly hired executive with an exercise price of $14.90 per share. In October 2004, VaxGen granted stock options for 120,000 shares and 30,000 shares outside the approved plans to a new executive and director with an exercise price of $11.40 per share and $12.27 per share, respectively. These options were granted without stockholder approval, but pursuant to Nasdaq Marketplace Rules on terms that are substantially in accordance with VaxGen’s standard stock option terms. As of December 31, 2005, none of these stock options have been exercised, canceled or repurchased.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	3,933,557	$10.17	2,844,385

Equity compensation plans not approved by security holders	550,000	$13.99	—

Total	4,483,557	$10.64	2,844,385

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 30, 2007 by: (i) each director; (ii) the Chief Executive Officer and the Company’s other four most highly compensated executive officers during the three months ended March 30, 2007; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership (1)

Beneficial Owner	Number of Shares	Percent of Total

5% Stockholders

Gruber & McBaine Capital Management LLC	3,237,019	9.78%
Directors and Executive Officers
Randall L-W. Caudill, Chairman of the Board and Director (2),(3)	85,146	*
Lance K. Gordon, President, Chief Executive Officer and Director (2),(4)	578,071	1.72%
Franklin Berger, Director (2)	32,186	*
Michel Greco, Director (2)	42,186	*
Myron Levine, Director (2)	21,561	*
Kevin Reilly, Director (2),(4)	2,968	—
Eve Slater, Director (2),(4)	2,968	—
Marc Gurwith, Senior Vice President, Medical Affairs & Chief Medical Officer (2),(6)	101,273	*
James P. Panek, Senior Vice President, Manufacturing Operations (2),(6)	135,721	*
Piers Whitehead, Vice President, Corporate and Business Development (2),(6)	97,585	*
Matthew Pfeffer, Chief Financial Officer and Senior Vice President, Finance & Administration (5),(6)	26,250	*
Ronald Lance Ignon (2),(6)	67,319	*
All executive officers and directors as a group (11 persons) (2)	1,193,234	3.49%

*	Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 33,106,523 shares outstanding on March 30, 2007 adjusted as required by rules promulgated by the SEC.

(2)

Includes options under the Company’s stock option plans exercisable within 60 days of March 30, 2007 for the following number of shares: Dr. Caudill — 56,003; Dr. Gordon — 575,000; Mr. Berger — 32,186; Mr. Greco — 42,186; Dr. Levine — 21,561; Mr. Reilly — 2,968; Dr. Slater — 2,968; Dr. Gurwith — 87,653; Mr. Panek — 123,748; Mr. Pfeffer — 26,250; Mr. Whitehead — 87,262; Mr. Ignon — 64,367; and all executive officers and directors as a group — 1,122,152.

(3)

Includes 17,143 shares underlying warrants issued to Dunsford Hill Capital Partners pursuant to an early stage corporate finance advisory engagement. Dr. Caudill is President of Dunsford Hill Capital Partners. Also includes 1,000 shares owned by Dr. Caudill’s wife. Dr. Caudill disclaims beneficial ownership of these 1,000 shares except to the extent of any pecuniary interest therein.

(4)	Mr. Reilly and Dr. Slater have been directors of the Company since 2005; and Dr. Gordon’s employment with the Company terminated in January 2007.

(5)	Mr. Pfeffer joined the Company in March 2007 as Chief Financial Officer and Senior Vice President, Finance and Administration.

(6)

On February 7, 2007, to provide incentives for future performance and retention of current key executive employees, the Board of Directors approved, upon the recommendation of its Compensation Committee, certain actions relating to stock option awards in recognition of current and prior periods and a stock option exchange program. The ensuing options were granted effective February 12, 2007 with an exercise price of $2.23, the closing market price of the Company’s common stock on that date. Each option award will vest monthly on a pro-rata basis over a 48-month period in accordance with the Company’s normal option vesting policy. Options granted for the years 2004, 2005 and 2006 will be treated for vesting purposes as though they were granted on March 1 of the corresponding year. Options granted for 2007 will begin vesting as of the date granted. In addition, the Board implemented an option exchange program. This program allows current executive officers to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. All eligible executive officers elected to participate in the program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a summary of certain related party transactions with the Company in which certain of the Company’s executive officers, directors or greater than five percent stockholders or any members of the immediate family of any of the foregoing had or have a direct or indirect material interest. The Company believes that each of these transactions was on terms at least as fair to the Company as could have been obtained from unaffiliated third parties. All future related party transactions, including any loans from the Company to its officers, directors, principal stockholders or affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested members of the Board of Directors or, if required by law, a majority of disinterested stockholders, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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

The Company has entered into a License and Supply Agreement with Genentech, Inc. pursuant to which Genentech, Inc. received payments totaling $7,000 and $0.3 million in 2005 and 2004, respectively. This agreement related to the license of AIDSVAX by the Company from Genentech, Inc. The Company believes that this transaction was on terms at least as fair to the Company as could have been obtained from unaffiliated third parties.

Item 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for work performed during the years ended December 31, 2005 and 2004, by PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered public accounting firm during those years, respectively (in thousands):

	Year Ended December 31,

	2005	2004

Audit Fees (1)	$1,266	$990
Audit-Related Fees	—	—
Tax Fees (2)	35	—
All Other Fees (3)	1	1

Total Fees	$1,302	$991

(1)

Includes fees for services that normally would be provided by an independent registered public accounting firm in connection with regulatory filings. Also includes fees necessary to perform an audit or review in accordance with auditing standards generally accepted in the United States of America and fees for services that generally only the independent registered public accounting firm can reasonably provide. Audit fees billed to the Company by PwC for the year ended December 31, 2005 include amounts for work performed in 2005 and 2004 related to the audit of the Company’s financial statements for the years ended December 31, 2005 and 2004, respectively, and the re-audit of the Company’s financial statements for the years ended December 31, 2003, 2002 and 2001. As of December 31, 2005, neither the 2005 and 2004 audits nor the re-audit of the years ended December 31, 2003, 2002 and 2001 had been completed.

(2)	Consists primarily of fees for the preparation of federal and state tax returns.

(3)	Includes fees for research software services.

All fees described above were approved by the Audit Committee. Under the provisions of the revised Audit Committee Charter which was adopted in March 2004 and subsequently approved by the full Board of Directors, the Audit Committee may approve in advance the engagement of the independent registered public accounting firm for all audit services and non-audit services, based on independence, qualifications and, if applicable, performance, and approve the fees and other terms of any such engagement; provided, however, that, except as otherwise required by applicable law, rule or regulation, (i) the Committee may establish pre-approval policies and procedures for any engagement to render such services, provided that such policies and procedures (x) are detailed as to particular services, (y) do not involve delegation to management of the Committee’s responsibilities hereunder, and (z) provided that, at its next scheduled meeting, the Committee is informed as to each such service for which the independent registered public accounting firm is engaged pursuant to such policies and procedures, and (ii) the Committee may delegate to one or more members of the Committee the authority to grant pre-approvals for such services, provided that (a) the decisions of such member(s) to grant any such pre-approvals shall be presented to the Committee at its next scheduled meeting, and (b) the Committee has established policies and procedures for such pre-approval of services consistent with the requirements of subsections (x) and (y) above.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

          (a) (1) Financial Statements

          (a) (2) Financial Statement Schedule

SCHEDULE II

VaxGen, Inc.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Note receivable allowance Year ended December 31:
2005	$—	$—	$—	$—
2004	$—	$—	$—	$—
2003	$487	$—	$(487)	$—

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Tax valuation allowance Year ended December 31:
2005	$64,075	$17,412	$—	$81,487
2004	$47,027	$17,048	$—	$64,075
2003	$39,781	$7,246	$—	$47,027

(a)(3) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

				Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 26, 2004.	10-Q	000-26483	02-07-07	3.4

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 8, 2005.	10-Q	0-26483	05-30-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3,3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

10.2	1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

10.4	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +					X

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.13	Form of trial clinic agreement.	S-1	333-78065	5-7-99	10.17

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.15	Lease Agreement between VaxGen and Spieker Properties, L.P., dated May 20, 1998.	S-1	333-78065	5-7-99	10.19

10.16	Common Stock Purchase Agreement between VaxGen and Vulcan Ventures, Inc., dated October 15, 1999.	10- K	000-26483	3-30-00	10.20

10.17	Loan and Security Agreement entered into between Donald P. Francis and VaxGen, Inc. dated as of December 20, 2000. +	10- K	000-26483	3-30-01	10.22

10.21	Subcontract Agreement entered into between BBI Biotech Research Laboratories, Inc. and VaxGen, Inc. dated as of May 1, 1999.	10-Q	000-26483	5-03-01	10.27

10.22	Employment Agreement between VaxGen and Lance K. Gordon, dated as of September 6, 2001. +	10-Q	000-26483	11-01-01	10.28

10.23	Employment Agreement between VaxGen and Roland Lance Ignon, dated as of September 25, 2001. +	10-Q	000-26483	11-01-01	10.29

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.28	Employment Agreement between VaxGen and Marc Gurwith, dated as of October 28, 2001. +	10-K	000-26483	4-01-02	10.28

10.30	Stock Option Agreement between VaxGen and Lance K. Gordon, dated September 6, 2001. +	10-K	000-26483	4-01-02	10.30

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

10.32	Employment Agreement between VaxGen and Carmen M. Betancourt, dated as of January 28, 2002. +	10- Q	000-26483	5-15-02	10.32

10.33	Employment Agreement between VaxGen and James P. Panek, dated as of February 4, 2002. +	10- Q	000-26483	5-15-02	10.33

10.34	Employment Agreement between VaxGen and Phillip W. Berman, dated as of February 7, 2002. +	10- Q	000-26483	5-15-02	10.34

10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.36

10.37	Supply Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.37

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.39

10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10- Q	000-26483	11-14-02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10- Q	000-26483	11-14-02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.43

10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10- Q	000-26483	11-14-02	10.46

10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10- Q	000-26483	11-19-03	10.47

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21-03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02-03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

10.57	Executive Employment Agreement between VaxGen and James M. Cunha, dated May 20, 2004. +	8-K	000-26483	6-06-05	10.2

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.61	Employment Agreement between VaxGen and Dr. Kathrin Jansen, dated September 30, 2004. +	8-K	000-26483	10-21-04	10.56

10.62	Stock Option Agreement between VaxGen and Dr. Kathrin Jansen, dated October 15, 2004. +	8-K	000-26483	10-21-04	10.57

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-27-04	10.58

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-19-04	99.1

10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004	10-K	0-26483	02-07-07	10.65

10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.66

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.67

10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.68

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.69

10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

10.71	Form of 5 ½% Convertible Senior Subordinated Note due 2010.	8-K	0-26483	4-11-05	4.1

10.72	Indenture, dated April 5, 2005, between VaxGen and U.S. Bank National Association, as trustee.	8-K	0-26483	4-11-05	4.2

10.73	Form of Purchase Agreement between VaxGen and the purchasers of the 5 ½% Convertible Senior Subordinated Notes due 2010.	8-K	0-26483	4-11-05	10.1

10.74	Fifth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated April 14, 2005.	8-K	0-26483	4-21-05	10.1

10.75	Separation Agreement between James M. Cunha and VaxGen, dated June 3, 2005. +	8-K	0-26483	6-06-05	10.1

10.76	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Nexol Co., Ltd.	8-K	0-26483	10-31-05	10.59

10.77	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Sung-Sil Cho.	8-K	0-26483	10-31-05	10.60

10.78	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Daewoo Securities Co., Ltd.	8-K	0-26483	10-31-05	10.61

10.79	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Kyeong-Sook Lee.	8-K	0-26483	10-31-05	10.62

21.1	Subsidiaries					X

31.1	Certification					X

31.2	Certification					X

32.1	Certification					X

99.1	Celltrion, Inc. Financial Statements for the years ended December 31, 2003 and 2002.	10-K/A	000-26483	09-26-06	99.1

99.2	Celltrion, Inc. Financial Statements for the years ended December 31, 2005 and 2004.					X

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

May 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James P. Panek	May 30, 2007
James P. Panek
President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Matthew J. Pfeffer	May 30, 2007
Matthew J. Pfeffer
Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/ Franklin M. Berger	May 30, 2007
Franklin M. Berger
Director

By: /s/ Randall L-W. Caudill	May 30, 2007
Randall L-W. Caudill
Director

By: /s/ Michel Greco	May 30, 2007
Michel Greco
Director

By: /s/ Myron M. Levine	May 30, 2007
Myron M. Levine
Director

By: /s/ Kevin L. Reilly	May 30, 2007
Kevin L. Reilly
Director

By: /s/ Eve E. Slater	May 30, 2007
Eve E. Slater
Director

By: /s/ Jack M. Anthony	May 30, 2007
Jack M. Anthony
Director

EXHIBIT INDEX

				Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 26, 2004.	10-Q	000-26483	02-07-07	3.4

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 8, 2005.	10-Q	0-26483	05-30-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3,3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

10.2	1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

10.4	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +					X

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.13	Form of trial clinic agreement.	S-1	333-78065	5-7-99	10.17

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.15	Lease Agreement between VaxGen and Spieker Properties, L.P., dated May 20, 1998.	S-1	333-78065	5-7-99	10.19

10.16	Common Stock Purchase Agreement between VaxGen and Vulcan Ventures, Inc., dated October 15, 1999.	10- K	000-26483	3-30-00	10.20

10.17	Loan and Security Agreement entered into between Donald P. Francis and VaxGen, Inc. dated as of December 20, 2000. +	10- K	000-26483	3-30-01	10.22

10.21	Subcontract Agreement entered into between BBI Biotech Research Laboratories, Inc. and VaxGen, Inc. dated as of May 1, 1999.	10-Q	000-26483	5-03-01	10.27

10.22	Employment Agreement between VaxGen and Lance K. Gordon, dated as of September 6, 2001. +	10-Q	000-26483	11-01-01	10.28

10.23	Employment Agreement between VaxGen and Roland Lance Ignon, dated as of September 25, 2001. +	10-Q	000-26483	11-01-01	10.29

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.28	Employment Agreement between VaxGen and Marc Gurwith, dated as of October 28, 2001. +	10-K	000-26483	4-01-02	10.28

10.30	Stock Option Agreement between VaxGen and Lance K. Gordon, dated September 6, 2001. +	10-K	000-26483	4-01-02	10.30

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

10.32	Employment Agreement between VaxGen and Carmen M. Betancourt, dated as of January 28, 2002. +	10- Q	000-26483	5-15-02	10.32

10.33	Employment Agreement between VaxGen and James P. Panek, dated as of February 4, 2002. +	10- Q	000-26483	5-15-02	10.33

10.34	Employment Agreement between VaxGen and Phillip W. Berman, dated as of February 7, 2002. +	10- Q	000-26483	5-15-02	10.34

10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.36

10.37	Supply Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.37

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.39

10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10- Q	000-26483	11-14-02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10- Q	000-26483	11-14-02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.43

10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10- Q	000-26483	11-14-02	10.46

10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10- Q	000-26483	11-19-03	10.47

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21-03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02-03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

10.57	Executive Employment Agreement between VaxGen and James M. Cunha, dated May 20, 2004. +	8-K	000-26483	6-06-05	10.2

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.61	Employment Agreement between VaxGen and Dr. Kathrin Jansen, dated September 30, 2004. +	8-K	000-26483	10-21-04	10.56

10.62	Stock Option Agreement between VaxGen and Dr. Kathrin Jansen, dated October 15, 2004. +	8-K	000-26483	10-21-04	10.57

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-27-04	10.58

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-19-04	99.1

10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004	10-K	0-26483	02-07-07	10.65

10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.66

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.67

10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.68

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.69

10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

10.71	Form of 5 ½% Convertible Senior Subordinated Note due 2010.	8-K	0-26483	4-11-05	4.1

10.72	Indenture, dated April 5, 2005, between VaxGen and U.S. Bank National Association, as trustee.	8-K	0-26483	4-11-05	4.2

10.73	Form of Purchase Agreement between VaxGen and the purchasers of the 5 ½% Convertible Senior Subordinated Notes due 2010.	8-K	0-26483	4-11-05	10.1

10.74	Fifth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated April 14, 2005.	8-K	0-26483	4-21-05	10.1

10.75	Separation Agreement between James M. Cunha and VaxGen, dated June 3, 2005. +	8-K	0-26483	6-06-05	10.1

10.76	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Nexol Co., Ltd.	8-K	0-26483	10-31-05	10.59

10.77	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Sung-Sil Cho.	8-K	0-26483	10-31-05	10.60

10.78	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Daewoo Securities Co., Ltd.	8-K	0-26483	10-31-05	10.61

10.79	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Kyeong-Sook Lee.	8-K	0-26483	10-31-05	10.62

21.1	Subsidiaries					X

31.1	Certification					X

31.2	Certification					X

32.1	Certification					X

99.1	Celltrion, Inc. Financial Statements for the years ended December 31, 2003 and 2002.	10-K/A	000-26483	09-26-06	99.1

99.2	Celltrion, Inc. Financial Statements for the years ended December 31, 2005 and 2004.					X

*	Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.