Form 10-Q
period 2006-03-31
VAXGEN INC
filed 2007-08-30
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26483

VaxGen, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3236309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

349 Oyster Point Boulevard, South San Francisco, California	94080 (Zip Code)
(Address of Principal Executive Offices)

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

Yes ☐    No ☒

The issuer has one class of common stock with 33,106,523 shares outstanding as of June 29, 2007.

VaxGen, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$10,209	$4,560
Investment securities	9,289	12,466
Accounts receivable	3,559	1,820
Unbilled accounts receivable	5,290	1,455
Due from related party	1,027	901
Prepaid expenses and other current assets	1,639	4,638

Total current assets	31,013	25,840
Investment in affiliate	21,124	17,761
Property and equipment	32,237	32,275
Restricted cash	3,300	3,278
Other assets	2,566	2,679

Total assets	$90,240	$81,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,749	$10,005
Accrued and other current liabilities	7,982	11,272
Derivative liability	2,530	2,925
Due to related party	28	—

Total current liabilities	17,289	24,202
Convertible senior subordinated notes	30,055	29,967
Deferred rent and other liabilities	3,687	3,519

Total liabilities	51,031	57,688

Contingencies (Note 11 and 13)

Stockholders’ equity:
Common stock	331	296
Additional paid-in capital	297,039	266,248
Deferred stock compensation	—	(348)
Accumulated deficit	(264,924)	(248,090)
Accumulated other comprehensive income	6,763	6,039

Total stockholders’ equity	39,209	24,145

Total liabilities and stockholders’ equity	$90,240	$81,833

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,

	2006	2005

Revenues	$6,304	$7,646

Operating expenses:
Research and development	14,176	15,502
General and administrative	6,646	7,127

Total operating expenses	20,822	22,629

Loss from operations	(14,518)	(14,983)

Other income (expense):
Interest expense	(630)	(126)
Interest income and other	267	52
Valuation adjustments	395	—
Equity in loss of affiliate	(2,506)	—
Gain on foreign currency transactions	158	—

Total other expense, net	(2,316)	(74)

Net loss before minority interest	(16,834)	(15,057)
Minority interest in loss of variable interest entity	—	1,683

Net loss	$(16,834)	$(13,374)

Basic and diluted net loss per share	$(0.53)	$(0.45)

Weighted average shares used in computing basic and diluted net loss per share	31,551	29,578

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(16,834)	$(13,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on foreign currency transactions	(158)	—
Equity in loss of affiliate	2,506	—
Valuation adjustments	(395)	—
Minority interest in loss of variable interest entity	—	(1,683)

Depreciation and amortization	1,578	1,065
Stock-based compensation	816	3,080
Amortization of premiums and discounts on investment securities	(4)	44
Non-cash interest expense	177	—
Changes in assets and liabilities:
Receivables	(5,574)	(3,506)
Prepaid expenses and other current assets	26	(1,061)
Accounts payable	(3,271)	1,040
Accrued and other current liabilities	(2,226)	2,723
Due to/from related parties	(98)	80
Deferred rent and other liabilities	888	(35)

Net cash used in operating activities	(22,569)	(11,627)

Cash flows from investing activities:
Purchase of property and equipment	(1,540)	(16,656)
Proceeds from sale of investment in affiliate	2,399	—
Proceeds from sale and maturities of investment securities	3,219	4,974
Other	(22)	(532)

Net cash provided by (used in) investing activities	4,056	(12,214)

Cash flows from financing activities:
Proceeds from private placement, net	25,226	9,482
Proceeds from non-current obligations	—	2,368
Other	(1,064)	—

Net cash provided by financing activities	24,162	11,850
Effect of exchange rate changes on cash and cash equivalents	—	181

Increase (decrease) in cash and cash equivalents	5,649	(11,810)
Cash and cash equivalents at beginning of period	4,560	20,698

Cash and cash equivalents at end of period	$10,209	$8,888

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

          Nature of Business Activities

VaxGen, Inc., or VaxGen, is a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. VaxGen’s business strategy focuses on the development and commercialization of biologic products to counter potential bioterrorism threats, principally vaccines for the long-term prevention of anthrax and smallpox.

VaxGen was incorporated on November 27, 1995 and was formed to develop a vaccine intended to prevent human immunodeficiency virus. In 2002, VaxGen broadened its product development portfolio to also include biodefense vaccines.

VaxGen’s activities involve inherent risks. These risks include, but are not limited to, the possibility that internal controls are not or will not be adequate to ensure timely and reliable financial information, the risk that VaxGen may not be able to raise additional capital, the risk that VaxGen may fail to obtain any future government biodefense contracts, the risk that VaxGen may fail to perform under any existing or future contracts and the risk that VaxGen may be unable to commercialize its vaccine product candidates.

VaxGen’s principal source of revenue is the U.S. government, principally the National Institutes of Health, or NIH, and related entities.

          Delisting from the Nasdaq National Market

As a result of VaxGen’s inability to timely file financial statements, it was delisted effective August 9, 2004 from the Nasdaq National Market, now the Nasdaq Global Market, or Nasdaq. Since that time, VaxGen’s common stock has traded over the counter, or OTC, and has been quoted on the Pink Sheets LLC under the symbol, VXGN.PK.

          Basis of Presentation

The unaudited condensed consolidated financial statements of VaxGen and its subsidiaries, collectively referred to as the Company, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of VaxGen, its subsidiaries, VaxGen-Celltrion, Inc., or VCI, and Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements include the accounts of VaxGen and VCI and Celltrion from January 1, 2004 through June 30, 2005. The condition for control of entities is the ownership of a majority voting interest or the ability to otherwise exercise control over the entity.

Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the unaudited condensed consolidated financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

In September 2005, VaxGen entered into an agreement to sell 1.2 million of its shares in Celltrion to a group of Korean investors. Nexol Co., LTD, or Nexol, purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with Interpretation No. 46, Consolidation of Variable Interest Entities, was originally issued by the Financial Accounting Standards Board, or FASB, in January 2003 and was revised in December 2003, referred to, as revised, as FIN 46R, Celltrion has been deconsolidated from VaxGen effective July 1, 2005. From July 1, 2005 through March 31, 2006 VaxGen’s investment in Celltrion was accounted for under the equity method. At March 31, 2006, VaxGen’s ownership interest in Celltrion was 22%.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report of Form 10-K for the year ended December 31, 2005 and have not changed significantly as of March 31, 2006, with the exception of the following:

          Stock-Based Compensation

In January 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards, or FAS, No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options made to the Company’s employees and directors. Under the fair value recognition provision of FAS 123R, stock-based compensation is measured at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award. The Company uses the Black-Scholes valuation model to measure the fair value of its stock-based awards utilizing various assumptions with respect to stock price volatility, forfeiture rates, risk-free interest rates and expected life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation may differ materially in the future from that recorded in the current period.

The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Upon the adoption of FAS 123R in January 2006, the deferred stock compensation balance of $0.3 million was reclassified to additional paid-in-capital. The Company adopted the short-cut method for calculating the beginning balance of the additional paid in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R. The Company has not recognized excess tax benefits related to employee stock-based compensation and, therefore, does not currently have an APIC Pool because the related deductions are embedded in the Company’s net operating loss carryforwards.

Prior to January 1, 2006, the Company accounted for stock-based compensation based upon the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and had adopted the disclosure-only provisions of FAS No. 123, Accounting for Stock-Based Compensation and FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, or FAS 123.

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts, estimated on the date of grant using the Black-Scholes option pricing model, indicated below (in thousands, except per share data):

Three Months Ended March 31, 2005

Net loss – as reported	$(13,374)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	2,968
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(4,309)

Net loss – pro forma	$(14,715)

Net loss per share – basic and diluted, as reported	$(0.45)
Net loss per share – basic and diluted, pro forma	$(0.50)

During the three months ended March 31, 2005, there were no stock options granted by VaxGen and there were no enrollments in the Employee Stock Purchase Plan. See Note 8, Stock Options, for further discussion regarding stock-based compensation.

          New Accounting Pronouncements

In April 2005, the FASB issued FASB Interpretation Number, or FIN, 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), or FSP FIN 46R-6. FSP FIN 46R-6 addresses certain major implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether the entity is a variable interest entity or VIE, (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. The effective date and transition requirements prescribed by FSP FIN 46R-6 are complex. For example, an enterprise is required to apply the guidance in the FSP prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred as defined in FIN 46R beginning the first day of the first reporting period beginning after June 15, 2006. Retrospective application is permitted but not required; however, a company that chooses retrospective application must do so no later than the end of the first annual reporting period ending after July 15, 2006. The Company does not expect the adoption of FSP FIN 46R-6 will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments, or FAS 155, which amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 will have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB Emerging Issues Task Force, or EITF, reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), or EITF 06-3. EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company does not expect the implementation of EITF 06-3 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2007. The Company does not expect the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of adopting FAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff’s views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements — Materiality, or SAB 99. Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with the Company’s year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Accordingly, if the use of the dual approach results in a larger, material misstatement, the Company will have to adjust its financial statements. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-6, Application of EITF Issue No. 05-7, ‘Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues’, or EITF 06-6. EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company does not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or EITF 06-7. At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company does not expect the adoption of EITF 06-7 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, or FAS 159, which permits all entities to choose to measure eligible items, including many financial instruments, at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Most of the provisions in FAS 159 are elective; however, the amendment to FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of adopting FAS 159 on its consolidated financial position, results of operations and cash flows.

In June 2007, the EITF published Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF 07-3 is effective beginning on January 1, 2008. Earlier application is not permitted. The Company does not expect that adoption of this new Standard will have a material effect on its financial position or results of operations.

3.	Net Loss per Share

Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For all periods presented, the following potential common shares were excluded from the computation of diluted net loss per share, as their effect was antidilutive (in thousands):

	March 31,

	2006	2005

Options to purchase common stock	4,572	4,617
Warrants to purchase common stock	1,659	959
Convertible senior subordinated notes	2,134	—

Total	8,365	5,576

4.	Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended March 31,

	2006	2005

Net loss	$(16,834)	$(13,374)
Foreign currency translation adjustments	686	8,938
Unrealized gains (losses) on investment securities	38	(97)

Comprehensive loss	$(16,110)	$(4,533)

5.	Accrued and Other Current Liabilities

On September 30, 2003, the National Institute of Allergy and Infectious Diseases, or NIAID, awarded the Company a second cost-plus contract valued at $80.3 million for the advanced development of the Company’s anthrax vaccine candidate, or 2003 Anthrax Contract. In December 2004, NIAID terminated, for its convenience, a portion of the 2003 Anthrax Contract and redirected the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities VaxGen had subcontracted to a fill/finish service provider. In March 2006, VaxGen agreed to pay this fill/finish service provider $1.5 million for costs relating to the termination of the subcontract, which are not reimbursable under the terms of VaxGen’s contract with NIAID. The Company’s accrued and other current liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Employment benefits	$2,995	$6,380
Refund due to customer on canceled grant	1,134	1,134
Cash overdraft	1,064	—
Sub-contractor settlement	950	1,530
Clinical trial expenses	883	829
Other	956	1,399

	$7,982	$11,272

6.	Related Party Transactions

VaxGen provides services to assist Celltrion with their operations. VaxGen is paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.4 million of revenue from Celltrion during the three months ended March 31, 2006. These services were considered to be inter-company in 2005, while Celltrion was consolidated with VaxGen, and therefore were eliminated.

In February 2006, Celltrion and VaxGen entered into an agreement, or Agreement to Provide U.S. GAAP Financial Information, whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen will compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on March 31, 2006) per year and shall be subject to VaxGen’s approval. During the three months ended March 31, 2006, the Company incurred $0.6 million of expenses under these agreements.

7.	Common Stock Offerings

VaxGen completed the following private placement of common stock during the three months ended March 31, 2006:

Date	Sales Price Per Share	Closing Price Per Share	Shares	Net Proceeds (in thousands)

February 10, 2006	$7.70	$9.20	3,500,000	$25,226

Financing costs associated with this private placement were $1.7 million. In connection with this financing, VaxGen issued to the accredited institutional investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. If VaxGen does not file all of its delinquent periodic reports with the SEC by September 30, 2006 the warrants will become exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share. If VaxGen does not file all of its delinquent periodic reports with the SEC by January 31, 2007, the warrants will become exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share. See Note 13, Subsequent Events, for a further discussion regarding warrants.

As part of the February 2006 private placement and the November 2004 private placement, the Company agreed to file a registration statement on Form S-1 no later than 30 days after the first day that the Company becomes current with its reporting requirements under the Securities Exchange Act of 1934, or Exchange Act. The registration statement will register for resale the common stock issued in both transactions and the stock issuable upon exercise of the warrants from the February 2006 transaction. The Company may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares and shares issuable upon exercise of the warrants (a) if the registration statement is not filed on or prior to 30 days of the Company becoming current in its reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations. The Company does not consider these liquidated damages to be probable or reasonably estimable. Consequently, no reserves have been established for these matters.

8.	Stock Options

Vaxgen Stock Options

The Company has equity incentive plans for its directors, officers and employees. The 1996 Stock Option Plan, or Plan, has 4,750,000 shares of common stock reserved for issuance and a provision that automatically increases this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares under option vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Under the 1998 Director Stock Option Plan, or Director Plan, new non-employee directors will receive an initial option grant to acquire up to 30,000 shares at the fair market value of VaxGen’s common stock on the grant date. Initial option grants vest over four years, with a vesting schedule of one-forty-eighth (1/48th) of the shares vesting and exercisable each month, beginning on the grant date, such that the option is completely vested on the fourth anniversary of its grant date. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant.

The following is a summary of VaxGen’s stock option activity and related information for the years ended December 31:

	2005		2004

	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price

Balance at beginning of year	4,634,671	$10.66	3,746,689	$10.37
Granted	—	—	1,169,178	11.39
Exercised	—	—	(135,138)	7.57
Forfeited	(151,114)	11.14	(146,058)	11.92

Balance at end of year	4,483,557	10.64	4,634,671	10.66

Options exercisable at year end	3,685,372	10.91	2,734,164	11.41

The following table summarizes information about VaxGen’s stock options granted during the years ended December 31:

	2005		2004

Exercise price on grant date	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price

Equals market price	$—	$—	$9.27	$12.19
Is below market price	—	—	10.13	10.94

During the year ended December 31, 2005, no stock options were granted. During the year ended December 31, 2004, 745,500 options were granted at an exercise price below market price.

During the three months ended March 31, 2006, the Company granted an option for 120,000 shares of VaxGen common stock to a newly hired executive at an exercise price of $8.58 per share which was equal to the fair market value on the date of grant. The fair value of this option on the date of grant was $0.8 million. The option vests over four years with 25% of the shares vesting on the one-year anniversary date and the remaining shares vesting in equal monthly installments over the subsequent three years. At the time of the grant, neither the options nor the shares of the common stock issuable upon exercise of the options were registered under the Securities Act of 1933, or Securities Act. VaxGen granted these options in a transaction exempt from the registration requirements of the Securities Act by virtue of the exemption provided for in Section 4(2) of the Act. The following is a summary of VaxGen’s stock option activity and related information for the three months ended March 31, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value*

Balance at January 1, 2006	4,483,557	$10.64
Granted	120,000	8.58
Forfeited	(31,504)	12.62

Balance at March 31, 2006	4,572,053	10.57	2.4	$4,859,244

Options exercisable at March 31, 2006	3,816,418	10.82	2.4	$4,136,904

*	Based upon the closing price of the Company’s common stock of $8.80 on March 31, 2006.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the three months ended March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based upon the fair market value of the Company’s common stock. The Company issues new shares upon the exercise of options.

As of March 31, 2006, there was approximately $3.6 million, net of expected forfeitures, of total unrecognized stock-based compensation related to unvested arrangements granted under the Company’s equity-based incentive plans. As of that date, this cost was expected to be recognized over a weighted average period of 2.1 years. There were no options exercised during the three months ended March 31, 2006 and 2005. The total fair value of shares vested during the three months ended March 31, 2006 was $0.7 million.

Celltrion Stock Options

Celltrion grants employees stock options subject to approval by its Board of Directors and stockholders. Celltrion recorded $1.5 million as deferred compensation and additional paid-in capital for option awards issued during 2004. Upon the deconsolidation of Celltrion in July 2005, the $0.4 million remaining balance was reversed from additional paid-in capital and deferred compensation.

Non-cash Compensation Expense

Non-cash compensation expense for the three months ended March 31, 2006 and 2005 was $0.8 million and $3.1 million, respectively. Such expense was primarily related to fair-value compensation of stock options in 2006 as well as stock modifications. In 2005, the Board of Directors authorized a modification to options held by employees who left the Company such that the exercisability of the options were extended from 90 days following termination to 90 days following listing on a national securities exchange. In February 2006, the Company further modified the period of exercisability from 90 days following listing on a national securities exchange to 30 days following listing on a national securities exchange. The Company recorded a non-cash expense for these modifications of $0.1 million during the three months ended March 31, 2006 and 2005. See Note 9, Employee Stock Purchase Plan, for a further discussion regarding non-cash compensation.

Impact of Adoption of FAS 123R

In January 2006, the Company adopted the fair value recognition provision of FAS 123R, which requires the recognition of the fair value of stock-based compensation expense for all stock-based payment awards, including grants of stock options, made to the Company’s employees and directors. Under the fair value recognition provision of FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards ultimately expected to vest and is recognized as expense ratably over the requisite service period of the award. The Company uses the Black-Scholes valuation model to estimate the fair value of its stock-based awards utilizing various assumptions with respect to stock price volatility, forfeiture rates and expected life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The Company uses various subjective assumptions, including the following:

•

Expected Volatility: The expected stock price volatility is based upon the Company’s historical volatility. The Company believes this method of computing volatility is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry.

•

Expected Average Life: The expected average life of the ten-year contractual term options granted in 2006 of 6.08 years is based upon application of the simplified method as promulgated in SEC Staff Accounting Bulletin No. 107.

•

Risk-Free Interest Rate: The risk-free rate for the expected term of stock options is based upon the rates for U.S. Treasury Bonds with terms equal to the options’ expected terms in effect at the time of grant.

•	Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

•	Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures of vested stock options.

The Company used the following assumptions:

Three Months Ended March 31, 2006

VaxGen Stock Option Plans
Risk-free interest rate	4.9%
Expected average life	6.08 years
Volatility	94%

During periods following the adoption of FAS 123R, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of December 31, 2005, using the fair value method required for pro forma disclosure under FAS 123 in effect for expense recognition purposes, adjusted for estimated forfeitures. The adoption had no effect on cash flows.

The impact on consolidated results of operations of recording stock-based compensation was as follows (in thousands):

Three Months Ended March 31, 2006

Research and development	$572
General and administrative	243

Effect on net income	$(815)

Effect on net income per share, basic	$(0.03)
Effect on net income per share, diluted	$(0.03)

9.	Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan, or ESPP, is implemented by a series of 24-month offering periods, each referred to as an Offering Period and collectively referred to as Offering Periods. Offering Periods were suspended effective July 1, 2004 as a result of the Company’s delisting from Nasdaq. In March 2005, the Board of Directors approved the extension of the Offering Period ending in March 2005 which resulted in a modification of the terms of the underlying options. During the three months ended March 31, 2005, the Company recorded $2.1 million in non-cash research and development compensation expense and $0.7 million in non-cash general and administrative compensation expense for this modification. In November 2005, the Company terminated the ESPP.

10.	Celltrion

VaxGen provided mammalian cell culture technology and biologics production expertise as its 2002 investment in Celltrion. VaxGen’s proportionate share of the investee’s undistributed losses was recorded as equity in loss of affiliate through December 31, 2003. As a result of the consolidation of VaxGen and Celltrion, from January 1, 2004 through June 30, 2005, this investment was eliminated in consolidation. Effective July 1, 2005, as a result of the deconsolidation of Celltrion, VaxGen’s proportionate share of the investee’s undistributed losses was again recorded as equity in loss of affiliate.

Summarized selected financial information used for the three months ended March 31, 2006 is as follows (in thousands):

2006

Operating expenses	$10,918

Loss from operations	(10,918)
Other expense	(1,275)

Net loss	$(12,193)

The results of operations of Celltrion for the three months ended March 31, 2005 (while Celltrion was consolidated) are as follows (in thousands):

2005

Operating expenses:
Research and development	$693
General and administrative	1,673

Loss from operations	(2,366)
Other expense	(202)

Net loss	$(2,568)

11.	Contingencies

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

The Company’s segment information has been prepared in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to January 1, 2004 and since July 1, 2005, the Company operated in one business segment. As a result of the consolidation of Celltrion in 2004 and the deconsolidation of Celltrion in 2005, from January 1, 2004 to June 30, 2005, the Company operated in two business segments. Therefore, for the three months ended March 31, 2006 and 2005 the Company operated in one segment and two segments, respectively. VaxGen’s business segment is the development of vaccines that immunize against infectious disease and Celltrion’s is mammalian cell culture biomanufacturing. Each segment has discrete financial information and its own management structure. All of VaxGen’s operating assets are located in the United States of America. At December 31, 2005 and March 31, 2006 VaxGen operated in one segment and therefore balance sheet segment information is not presented below.

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from the U.S. Department of Health and Human Services, or HHS, the NIH and related entities. From its inception through its deconsolidation from VaxGen as of July 1, 2005, Celltrion had not earned any revenues.

Information regarding the segments is stated below (in thousands):

	Three Months Ended March 31,

Revenues	2006	2005

VaxGen	$6,304	$7,685
Celltrion	n/a	—
Eliminations	n/a	(39)

Total	$6,304	$7,646

	Three Months Ended March 31,

Depreciation and Amortization	2006	2005

VaxGen	$1,578	$880
Celltrion	n/a	644
Eliminations	n/a	(459)

Total	$1,578	$1,065

	Three Months Ended March 31,

Interest Expense	2006	2005

VaxGen	$630	$—
Celltrion	n/a	126

Total	$630	$126

	Three Months Ended March 31,

Equity in Loss of Affiliate	2006	2005

VaxGen (in Celltrion)	$(2,506)	$(885)
Eliminations	n/a	885

Total	$(2,506)	$—

	Three Months Ended March 31,

Net Loss	2006	2005

VaxGen	$(16,834)	$(13,335)
Celltrion	n/a	(2,951)
Eliminations	n/a	2,912

Total	$(16,834)	$(13,374)

	Three Months Ended March 31,

Purchases of Property and Equipment	2006	2005

VaxGen	$(1,540)	$(2,200)
Celltrion	n/a	(14,456)

Total	$(1,540)	$(16,656)

13.	Subsequent Events

          Strategic National Stockpile Contract

In September 2002, the Company was awarded a $20.9 million cost-plus contract, or 2002 Anthrax Contract, from NIAID to develop a new anthrax vaccine candidate and to create a feasibility plan for how the Company would manufacture an emergency stockpile of 25 million doses of the vaccine. On September 30, 2003, NIAID awarded the Company a second cost-plus contract valued at $80.3 million for the advanced development of the Company’s anthrax vaccine candidate, or 2003 Anthrax Contract.

In November 2004, the Company was awarded a contract for $877.5 million to provide 75 million doses of its recombinant anthrax vaccine to the U.S. government Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract. In November 2006, VaxGen received a clinical hold notification from the Food and Drug Administration that postponed the initiation of the second Phase 2 trial for its investigational anthrax vaccine, rPA102. On December 19, 2006, HHS terminated for default the SNS Contract. HHS based the decision on its determination that VaxGen “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required VaxGen to initiate a clinical trial of the vaccine candidate by December 18, 2006.

In April 2007, the Company entered into a settlement agreement with HHS. In accordance with the agreement, the parties terminated the remaining cost-plus contract related to the development of a next-generation anthrax vaccine through a separate contract modification. As part of the settlement agreement, NIAID paid the Company $11.0 million. The settlement agreement also released both parties of all liabilities associated with the Company’s three anthrax government contracts: the 2002 Anthrax Contract, the 2003 Anthrax Contract and the SNS Contract. As part of the settlement agreement, the parties converted the termination of the SNS Contract, which HHS terminated for default on December 19, 2006, to a termination for convenience and also, terminated the 2003 Anthrax Contract under a bilateral contract modification for the convenience of the government on a no-cost basis, effective April 3, 2007.

          Restructurings

In January 2007, the Company restructured operations to significantly reduce operating costs and announced it is actively pursuing avenues to enhance stockholder value through a strategic transaction. The Company incurred restructuring costs associated with this plan, including employee termination benefits of $2.9 million and costs associated with consolidation of its facilities in California of $1.0 million. The majority of these costs were recovered from the U.S. government as part of the April 2007 settlement agreement.

In May 2007, the Company reduced its workforce to further reduce operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $0.6 million.

          Agreements between VaxGen and Celltrion

During June and December 2006, VaxGen received aggregate gross proceeds of $130.3 million from the sale of most of its Celltrion common stock to Nexol and affiliates of Nexol. As a result, as of June 30, 2006, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, VaxGen’s investment in Celltrion will be accounted for under the cost method in accordance with APB 29. In September 2006, the joint venture agreement between VaxGen and the Korean Investors was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion.

In March 2007, Celltrion and VaxGen amended the Technical Support and Services Sub-Agreement as well as the Agreement to Provide U.S. GAAP Financial Information to reflect a reduction in overhead rate on services performed from 90% to 40%.

          Smallpox

In June 2007, the Company and the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, terminated by mutual consent their agreement to co-develop a next-generation, attenuated smallpox vaccine, LC16m8, for use in the United States and elsewhere. Under the terms of the termination agreement, VaxGen will transfer to Kaketsuken or its designee all reports, data and materials and all intellectual property rights that relate to conducting non-clinical and clinical development of LC16m8 in the U.S.  In return, Kaketsuken has released VaxGen from ongoing development obligations.

          $16.00 Warrants

On September 21, 2004, the Company completed a transaction in which warrants to purchase common stock issued in 2001 in connection with its Series A Preferred Stock financing, or Series A Warrants, were surrendered in exchange for two new series of warrants. The Company issued to the holders of the Series A Warrants, warrants to purchase a total of 1,146,388 shares of common stock, exercisable until September 21, 2005, at an exercise price of $0.01 per share, and warrants to purchase a total of 655,078 shares of common stock, exercisable until September 21, 2007, at an exercise price of $16.00 per share, or $16.00 Warrants. In December 2006, VaxGen entered into an addendum, or Addendum, with the holders of the $16.00 Warrants under which the term was extended by three additional years. The $16.00 Warrants, as amended, will expire September 21, 2010. No other terms of the $16.00 Warrants were amended. In connection with entering into the Addendum, VaxGen received releases from the holders of the $16.00 Warrants regarding potential claims related to these warrants.

          Private Placement Warrants

In February 2006, VaxGen raised net proceeds of $25.2 million through a private placement to a group of accredited institutional investors. In connection with this financing, VaxGen issued to the investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because VaxGen did not file all of its delinquent periodic reports with the SEC by September 30, 2006, the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share. Because VaxGen again did not file all of its delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share.

          Executive Officer Compensation

In February 2007, the Board of Directors granted to executive officers options for 1,590,000 shares and implemented an option exchange program allowing executive officers to exchange old options for 714,700 shares for new options for 178,675 shares. All of the options were granted effective February 12, 2007 with an exercise price of $2.23, the closing market price of one share of the Company's common stock on that date. Each will vest monthly on a pro-rata basis over one to four years. The Board also approved two potential retention bonus payments. The aggregate first retention bonus payment of $0.3 million was made to the executives during the three months ended September 30, 2007. Additionally, a second cash bonus payment of the same amount will be made, conditioned upon the executive remaining a regular full-time employee in good standing through the completion of a strategic transaction and other terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, and our unaudited condensed consolidated financial statements and related notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q. In addition to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part II – Item 1A herein when evaluating an investment in our common stock. This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives of management for future operations, any statements regarding future operations, any statements concerning proposed new products or services, any statements regarding pending or future mergers or acquisitions, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue” or the negative thereof or other comparable terminology.

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

OVERVIEW

We are a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. Our business strategy focuses on the development and commercialization of biologic products to counter potential bioterrorism threats, principally vaccines against inhalation anthrax and smallpox. We were incorporated in 1995 and formed to complete the development of an investigational recombinant protein vaccine intended to prevent infection by human immunodeficiency virus. In 2002, we broadened our product development portfolio to also include biodefense vaccines.

On August 6, 2004, we announced that we had received notification from Nasdaq that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. We intend to apply for relisting on Nasdaq or listing on another exchange upon filing our remaining, outstanding and delinquent reports. Our common stock is currently quoted on the OTC Pink Sheets under the symbol VXGN.PK.

In February 2006, we raised net proceeds of $25.2 million through a private placement to a group of accredited institutional investors.

In September 2002, we were awarded a $20.9 million cost-plus contract, or 2002 Anthrax Contract, from the National Institute of Allergy and Infectious Diseases, or NIAID, to develop a new anthrax vaccine candidate and to create a feasibility plan for how we would manufacture an emergency stockpile of 25 million doses of the vaccine. On September 30, 2003, NIAID awarded us a second cost-plus contract, or 2003 Anthrax Contract, valued at $80.3 million for the advanced development of our anthrax vaccine candidate, collectively referred to as Anthrax Contracts.

In November 2004, we were awarded a contract for $877.5 million to provide 75 million doses of our recombinant anthrax vaccine to the U.S. government Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract. In November 2006, we received a clinical hold notification from the Food and Drug Administration that postponed the initiation of the second Phase 2 trial for our investigational anthrax vaccine, rPA102. On December 19, 2006, the U.S. Department of Health and Human Services, or HHS, terminated for default the SNS Contract. HHS based the decision on its determination that we “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required us to initiate a clinical trial of the vaccine candidate by December 18, 2006. Following the HHS decision, we ceased actively developing rPA102, scaled back our biodefense activities and are actively pursuing strategic and other alternatives.

Celltrion

Prior to implementing the consolidation provisions within Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, was originally issued by the Financial Accounting Standards Board, or FASB, in January 2003 and was revised in December 2003, referred to, as revised, as FIN 46R, on January 1, 2004, we had reflected our investment in Celltrion, Inc., or Celltrion, in our consolidated financial statements using the equity method. In September 2005, we entered into agreements to sell 1.2 million of our shares in Celltrion to a group of Korean investors and raise $15.1 million in gross proceeds. Nexol Co., Ltd, or Nexol, purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from VaxGen. From July 1, 2005 through March 31, 2006 our investment in Celltrion was accounted for under the equity method. At March 31, 2006, our ownership interest in Celltrion was 22%.

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

Subsequent Events

During 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock to Nexol and affiliates of Nexol.

In December 2006, HHS terminated for default the SNS Contract. In April 2007, we entered into a settlement agreement with HHS, in which HHS modified the SNS Contract from a termination for default to a termination for convenience. The settlement agreement also released both parties of all liabilities associated with our three anthrax government contracts. We also mutually terminated the 2003 Anthrax Contract for the convenience of the government.

In January and May 2007, we restructured operations to significantly reduce operating costs and announced we were actively pursuing avenues to enhance stockholder value through a strategic transaction.

In June 2007, the Company and the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, terminated by mutual consent their agreement to co-develop a next-generation, attenuated smallpox vaccine, LC16m8, for use in the United States and elsewhere. Under the terms of the termination agreement, VaxGen will transfer to Kaketsuken or its designee all reports, data and materials and all intellectual property rights that relate to conducting non-clinical and clinical development of LC16m8 in the U.S.  In return, Kaketsuken has released VaxGen from ongoing development obligations.

In February 2007, the Board of Directors granted to executive officers options for 1,590,000 shares and implemented an option exchange program allowing executive officers to exchange old options for 714,700 shares for new options for 178,675 shares. The Board also approved two potential retention bonus payments.

See Subsequent Events in Note 13 to the unaudited condensed consolidated financial statements for more information regarding events occurring after March 31, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference should be made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on May 30, 2007, for a description of our critical accounting policies. There have been no significant changes to our policies since we filed that report other than our adoption of FAS No. 123 (revised 2004), Share-Based Payment, or FAS 123R

          Stock-based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all stock-based payments granted after January 1, 2006, and prior to but not yet vested as of January 1, 2006, in accordance with FAS 123R. Under the fair value recognition provisions of FAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to FAS 123R adoption, we accounted for stock-based payments under APB 25 and accordingly, recognized compensation expense for options that were granted at an exercise price below their deemed fair market value and for modifications to options.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. Management determined the expected stock price volatility assumption based upon the Company’s historical volatility. We believe this method of computing volatility is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. The expected term of options granted was derived from the short-cut method described in SEC’s SAB No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 and 8 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters Ended March 31, 2006 and 2005

          Revenues

	Three Months Ended March 31,		Percent change 2006/2005

	2006	2005

	(in thousands)
Revenues	$6,304	$7,646	(18%)

Revenues in the three months ended March 31, 2006 and 2005 were primarily from our Anthrax Contracts principally reflecting work performed for NIAID. In 2006, NIAID-related activities decreased from the comparable period in the prior year as our efforts shifted from work done under the Anthrax Contracts to work under the SNS Contract. Related party services revenues were earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and construction of Celltrion’s manufacturing facility. VaxGen recognized $0.4 million of revenue from Celltrion during the three months ended March 31, 2006. These services were considered to be inter-company in 2005, while Celltrion was consolidated with VaxGen, and therefore were eliminated. The amounts earned vary with the level of services required. Celltrion did not earn any revenues during these periods.

Revenues earned in one period are not indicative of revenues to be earned in future periods. We expect future quarters’ revenues to be progressively less, as efforts shift from work done under the Anthrax Contracts to work under the SNS Contract or otherwise unfunded by NAIAD.

          Research and development expenses

	Three Months Ended March 31,		Percent change 2006/2005

	2006	2005

	(in thousands)
Research and development expenses	$ 14,176	$ 15,502	(9%)

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

The decrease of $1.3 million in research and development expenses in the three months ended March 31, 2006 over the comparable period in 2005 was primarily due to:

•	Costs for materials and supplies, which decreased by $2.3 million primarily associated with reduced activities related to our Anthrax Contracts;

•

Non-cash compensation charges, which decreased by $1.7 million. In 2006, we recorded $0.5 million due to the adoption of FAS 123R. In 2005, we recorded $2.1 million due to the modification of offering periods under our employee stock purchase plan and $0.1 million in other modification charges;

•	Celltrion’s research and development expenses, which decreased by $0.7 million because effective July 1, 2005 Celltrion’s operating expenses were not included in our consolidated results;

•	Outside consultant expenses, which increased by $0.8 million primarily due to additional operational assistance required since March 31, 2005;

•	Labor and related expenses, which increased by $1.2 million primarily due to additional headcount since March 31, 2005; and

•	Allocations from general and administrative expense for facilities and other overhead costs, which increased by $1.4 million due to increased operations since March 31, 2005.

The process of conducting preclinical studies and clinical trials necessary to obtain Food and Drug Administration, or FDA, approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of product candidate early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates. Development timelines, probability of success and development costs vary widely. While we are primarily focused on developing our anthrax product candidate, we anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential.

We expect quarterly research and development expenses to decrease substantially during the remainder of 2006 as our efforts shift from work done under the Anthrax Contracts to work under the SNS Contract.

          General and administrative expenses

	Three Months Ended March 31,		Percent change 2006/2005

	2006	2005

	(in thousands)
General and administrative expenses	$ 6,646	$ 7,127	(7%)

The decrease of $0.5 million in general and administrative expenses in the three months ended March 31, 2006 over the comparable period of 2005 was primarily due to:

•	Celltrion’s general and administrative expenses, which decreased by $1.7 million because effective July 1, 2005 Celltrion’s operating expenses were not included in our consolidated results;

•	Allocations to research and development expense for facilities and other overhead costs, which increased by $1.4 million (reducing general and administrative expenses);

•	Facilities overhead costs, which increased by $0.9 million due to increased space and other costs incurred to support operations; and

•

Professional services, which increased by $1.7 million principally reflecting services consisting of consulting and legal fees associated with our efforts to comply with various reporting and regulatory requirements.

We expect that quarterly general and administrative expenses will be lower than the corresponding periods in 2005 during the remainder of 2006, but will continue to reflect the significant resources required to support our public reporting requirements.

          Other income (expense)

	Three Months Ended March 31,

	2006	2005

	(in thousands)
Interest expense	$(630)	$(126)
Interest income and other	267	52
Valuation adjustments	395	—
Equity in loss of affiliate	(2,506)	—
Gain on foreign currency transactions	158	—

Other expense, net	$(2,316)	$(74)

The increase in other expense was primarily due to:

•	Effective July 1, 2005, we recognize our share of Celltrion’s losses under the equity method. For the three months ended March 31, 2005, Celltrion was consolidated with VaxGen;

•

In 2006, interest on our 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, was recorded, whereas in 2005, VaxGen did not have debt outstanding through March 31. In 2005, there was $0.1 million of interest expense on Celltrion’s debt;

•

Expenses for mark-to-market adjustments related to the valuation of our outstanding derivatives on our Notes, changed primarily due to changes in the likelihood of a change in control potentially triggering the redemption option related to the Notes;

•

Interest income and other increased primarily due to the increased cash, cash equivalent and investment balances from financing activities, primarily the private placement which occurred in February 2006; and

•	Realized foreign currency gains increased primarily due to the 2006 collection of the remaining proceeds from the 2005 sale of some of our Celltrion common stock.

We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances. Valuation adjustments will continue to be impacted by changes in our common stock price, our volatility and our expectations relative to a change in control. No changes in our debt levels are anticipated and therefore quarterly interest expense is expected to remain at the three months ended March 31, 2006 level throughout 2006.

          Minority interest in loss of variable interest entity

	Three Months Ended March 31,

	2006	2005

	(in thousands)
Minority interest in loss of variable interest entity	$ —	$ 1,683

Minority interest in loss of variable interest entity for the three months ended March 31, 2005 reflects the interests of Celltrion’s other stockholders in the net loss of Celltrion. For the three months ended March 31, 2006, Celltrion was not consolidated with VaxGen.

See Note 12, Segment Information, included in the notes to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report for segment information.

LIQUIDITY AND CAPITAL RESOURCES

	2006	2005

	(in thousands)
As of March 31:
Cash, cash equivalents and investment securities	$19,498	$29,165
Working capital	13,724	8,414

Three months ended March 31:
Cash provided by (used in):
Operating activities	$(22,569)	$(11,627)
Investing activities	4,056	(12,214)
Financing activities	24,162	11,850
Effect of exchange rate changes on cash and cash equivalents	—	181
Capital expenditures (included in investing activities above)	(1,540)	(16,656)

Our primary financing requirements as of March 31, 2006 were the funding of our operations and expenditures related to our manufacturing facility in California. Through March 31, 2006, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of the Notes, sales of our Celltrion common stock as well as through revenues from research contracts and grants. From time-to-time, as part of our investment strategy, we enter into reverse repurchase agreements to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a purchase of securities and an agreement to resell the same securities at a later date at an agreed-upon price. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited, however, because we generally invest in overnight agreements.

In April 2005, we raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of Notes due April 1, 2010. The Notes require us to make semi-annual payments of interest in cash at a rate of
5 1/2%, due April 1 and October 1. If a change in control occurs, as defined in the indenture, on or prior to the stated maturity of the Notes, the holders of the Notes may require under certain circumstances us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the stock price on the effective date of redemption is less than $12.30 per share, no make-whole premium will be paid. If the holders request such a repurchase, we or our successor entity, may choose to pay in cash, common stock or a combination of cash and common stock.

In September 2005, we entered into agreements to sell 1.2 million of our shares in Celltrion to a group of Korean investors and raise $15.1 million in gross proceeds. Nexol purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from VaxGen. From July 1, 2005 through March 31, 2006 our investment in Celltrion was accounted for under the equity method. At March 31, 2006, our ownership interest in Celltrion was 22%. See Note 13, Subsequent Events, for a further discussion regarding financings.

Our future capital requirements will depend on several factors, including:

•	Our ability to negotiate government contracts or grants, particularly our ability to win contracts to continue to develop or to sell our product candidates;

•	The timing of collection of accounts receivable from our government contracts and grants;

•	Progress of internal research and development projects;

•	Levels and timing of capital expenditures on the manufacturing facilities in California; and

•	Our ability to identify and exploit business development opportunities.

Net cash used in operating activities of $22.6 million and $11.6 million for the three months ended March 31, 2006 and 2005, respectively, was primarily attributable to our operating losses although the effect of non-cash charges upon net cash used in operating activities was significant in both periods and included:

•

Stock-based compensation expense of $0.8 million in 2006 and $3.1 million in 2005. The decrease from 2005 is primarily the result of modifications to the Company’s employee stock purchase plan in 2005;

•

Minority interest for the non-VaxGen share in the losses of Celltrion of zero in 2006 and $1.7 million in 2005. The decrease from 2005 is the result of the deconsolidation of Celltrion effective July 1, 2005;

•

Valuation adjustments of $0.4 million and zero in 2006 and 2005, respectively, reflecting changes in the fair value of outstanding derivatives. At March 31, 2006, we had a derivative liability associated with the Notes. As a result of the conversion of the outstanding Series A Preferred Stock and the exchange of the associated warrants, no derivatives were outstanding during the three months ended March 31, 2005; and

•	Depreciation and amortization of $1.6 million and $1.1 million, respectively. The increase primarily reflects the California manufacturing facility’s commencement of operations during late 2005.

Cash used in operating activities was also affected by the following:

•

Accrued and other current liabilities, which decreased by $2.2 million in 2006, increased by $2.7 million in 2005 primarily due to the $3.2 million payment during the three months ended March 31, 2006 of an ESPP Bonus accrual from December 31, 2005 and the timing of other payments;

•

Accounts payable, which decreased by $3.3 million in 2006, increased by $1.0 million in 2005 primarily due to the timing of payments and the reduced level of operating activities at March 31, 2006; and

•	Receivables, which increased by $5.6 million in 2006 and by $3.5 million in 2005 primarily due to the timing of payments received from the U.S. government.

Net cash used in investing activities consisted primarily of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in the three months ended March 31, 2006 and 2005 were made in connection with the expansion of the Korean manufacturing facility (zero and $14.5 million, respectively) and research and development laboratories and leasehold improvements associated with the California manufacturing and office facilities ($0.5 million and $1.7 million, respectively). In addition, during the three months ended March 31, 2006 and 2005 we purchased $1.0 million and $0.5 million, respectively, of software related to the implementation of a new enterprise resource planning system. We collected the final $2.4 million in cash due from the late 2005 sale of some of our Celltrion common stock during the three months ended March 31, 2006. We expect minimal capital expenditures during the remainder of 2006 because the Californian manufacturing facilities are now substantially complete and Celltrion is no longer consolidated.

Net cash provided by our financing activities increased to $24.2 million in the three months ended March 31, 2006 from $11.9 million in the comparable period in 2005. In February 2006, we raised net proceeds of $25.2 million through a private placement of 3,500,000 shares of our common stock at $7.70 per share at a discount to the $9.20 per share closing price. In March 2005, Celltrion issued 1,949,700 shares of preferred stock at a price of 5,000 Korean Won ($4.99 equivalent) per share, resulting in proceeds of 9,749 million Korean Won ($9.5 million equivalent). In January 2003, Celltrion obtained collaterized long-term financing of 52,000 million Korean Won (equivalent to $44.2 million) with a nine-year term from a Korean bank, or Loan. Funds from the Loan, $2.4 million in the three months ended March 31, 2005, were used for construction of the Incheon administration buildings and manufacturing facility.

At March 31, 2006, $19.5 million, or 22%, of our assets consisted of cash, cash equivalents and investment securities. Working capital was $13.7 million at March 31, 2006, compared to $8.4 million at March 31, 2005. This $5.3 million increase in working capital is due primarily to the following:

•	Due to related parties, which decreased by $12.4 million primarily as a result of the deconsolidation of Celltrion effective July 1, 2005;

•	Partially offset by derivative liabilities, which increased by $2.5 million as a result the Notes and the resulting put option derivative, compared to no derivatives outstanding as of March 31, 2005;

•	Accrued and other current liabilities, which decreased by $4.9 million primarily due to the timing of payments; and

•

Cash, cash equivalents and investment securities, which decreased by $9.7 million primarily due to our operating losses for the twelve months ended March 31, 2006 partially offset by the private placement in February 2006 and the 2005 sale of some of our Celltrion common stock.

We continually review alternatives to obtain additional financing and to increase revenues by procuring future contracts to supply anthrax and smallpox vaccines to the U.S. government and other potential customers. Some of our alternatives to obtain additional financing include the sale of our common stock, obtaining additional debt and the sale of some or all of our investment in Celltrion. There can be no assurances that we will be successful in these efforts. The reaudit of our financial statements for the three years ended December 31, 2003, the resulting restatement of periodic reports previously filed with the SEC, the lapsing of our resale registration statements, the extended period while we have not been current in our SEC reporting and the delisting of our common stock will likely have an adverse impact on whether financing will be available or the terms of that financing. See Subsequent Events in Note 13 for further discussion on additional financings.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In April 2005, the FASB issued FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), or FSP FIN 46R-6. FSP FIN 46R-6 addresses certain major implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether the entity is a variable interest entity or VIE, (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. The effective date and transition requirements prescribed by FSP FIN 46R-6 are complex. For example, an enterprise is required to apply the guidance in the FSP prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred as defined in FIN 46R beginning the first day of the first reporting period beginning after June 15, 2006. Retrospective application is permitted but not required; however, a company that chooses retrospective application must do so no later than the end of the first annual reporting period ending after July 15, 2006. We do not expect the adoption of FAS 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments, or FAS 155, which amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities and FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of FIN 46(R)-6 will have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the EITF reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), or EITF 06-3. EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. We do not expect the implementation of EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of our fiscal 2007. We do not expect the adoption of FIN 48 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating the impact of adopting FAS 157 on our consolidated financial position, results of operations and cash flows.

In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff’s views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements — Materiality, or SAB 99. Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with the Company’s year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Accordingly, if the use of the dual approach results in a larger, material misstatement, the Company will have to adjust its financial statements. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-6, Application of EITF Issue No. 05-7, ‘Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues’, or EITF 06-6. EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19.

The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. We do not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or EITF 06-7. At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. We do not expect the adoption of EITF 06-7 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, or FAS 159, which permits all entities to choose to measure eligible items, including many financial instruments, at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Most of the provisions in FAS 159 are elective; however, the amendment to FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of adopting FAS 159 on our consolidated financial position, results of operations and cash flows.

In June 2007, the EITF published Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF 07-3 is effective beginning on January 1, 2008. Earlier application is not permitted. We do not expect that adoption of this new Standard will have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations and cash flows are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and to foreign currency exchange rates.

          Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At March 31, 2006, we held available-for-sale securities in the principal amount of $9.3 million. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2006, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

          Indebtedness

At March 31, 2006, our outstanding non-current liabilities include $31.5 million of our Notes due April 1, 2010 which we sold in a private placement in April 2005. As the Notes bear interest at a fixed rate, our interest expense under the Notes would not be affected by interest rate changes. As of March 31, 2006, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

          Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion. Our investment in this international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially affected by changes in these or other factors. As exchange rates vary, our share in Celltrion’s results, when translated, may vary from expectations and could adversely impact overall profitability. If market foreign currency exchange rates were to change the impact would be reflected in the balance of our investment in Celltrion and in accumulated other comprehensive income. Such a change would not have a significant effect on our operations or cash flows. As of March 31, 2006, we did not invest in derivative financial instruments, currency swaps or other investments that alter foreign currency exposure.

          Derivative Valuation Risk

The terms of our Notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other income of $0.4 million for the three months ended March 31, 2006. At March 31, 2006, the embedded derivative liability was valued at $2.5 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. The inputs for the valuation analysis of the derivatives include the probabilities of certain triggering events, which we believed to be unlikely as of March 31, 2006. A change in this probability and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports which we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the material weaknesses in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In conjunction with our most recent evaluation of disclosure controls and procedures, improved focus on the evaluation and reporting of deficiencies and progress made with respect to the formulation of our remediation plans, we have enhanced our description of certain previously reported material weaknesses in our internal control over financial reporting as described below:

1)	We did not maintain an effective control environment, specifically, the following material weaknesses were identified within the control environment:

a)

We did not maintain an effective control environment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Specifically, the financial reporting organization structure was not adequate to support the size, complexity or activities of the Company. In addition, certain finance positions were staffed with individuals who did not possess the level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements.

b)

We did not maintain effective financial reporting processes, including sufficient formalized and consistent finance and accounting polices and procedures; nor did we prevent or detect instances of non-compliance with certain such policies and procedures that do exist. Specifically, we lacked formalized reporting policies and procedures.

c)

We did not maintain effective monitoring controls and related segregation of duties over automated and manual transactions processes. Specifically, we failed to implement processes to ensure periodic monitoring of our existing internal control activities over financial reporting to identify and assess significant risk that may impact financial statements and related disclosures. Additionally, inadequate segregation of duties led to untimely identification and resolution of accounting and discourse matters and failure to perform timely and effective supervision and reviews.

The above control deficiencies resulted in audit adjustments to our 2006 interim and annual consolidated financial statements. These control deficiencies affect substantially all financial statement accounts, which could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

2)	The material weakness in our control environment contributed to the existence of the following control deficiencies, each of which is considered to be a material weakness:

a)

We did not maintain effective controls over our process to ensure the complete, accurate and timely preparation and review of our consolidated financial statements in accordance with GAAP. Specifically, we did not have effective controls over the process for identifying, accumulating and reviewing all required supporting information to ensure the completeness, accuracy and timely preparation and review of our consolidated financial statements and disclosures. This control deficiency resulted in audit adjustments to our fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

b)

We did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries. This control deficiency resulted in audit adjustments to our fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

c)

We did not maintain effective controls over the procurement process. Specifically, effective controls were not in place to ensure the appropriate controls over the approval of new vendors, authorization of purchase orders, including categorization of appropriate expense line items, the receipt of goods and the approval and authorization of vendor payments. This control deficiency could result in a misstatement of current liabilities and operating expenses that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

d)

We did not maintain effective controls over the completeness and accuracy of certain revenue and expense accruals. Specifically, we failed to identify, analyze and review certain accruals at period end relating to certain accounts receivable, accounts payable, accrued liabilities, revenue and other direct expenses to ensure that they were accurately, completely and properly recorded. This control deficiency resulted in audit adjustments to our fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

e)

We did not maintain effective controls over the existence, completeness and valuation of fixed assets and related depreciation expense. Specifically, effective controls were not designed and in place to ensure that fixed asset additions and disposals were recorded, as well as, the periodic physical verification of fixed assets. This control deficiency resulted in audit adjustments to our fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of fixed assets and depreciation expense that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

f)

We did not maintain effective controls over spreadsheets. Specifically, we did not maintain effective controls over the completeness, accuracy and validity of spreadsheets used in our financial reporting process to maintain effective version control and ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented. This control deficiency resulted in audit adjustments to our fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

g)

We did not design and maintain effective controls over the completeness, accuracy and valuation of our payroll and payroll expense. Specifically, we did not design and maintain effective controls over the administration of employee data or controls to provide reasonable assurance regarding the proper authorization of non-recurring payroll changes. This control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

h)

We did not design and maintain effective controls over the completeness, accuracy, existence and valuation of our research grant and contract revenue accounts. Specifically, we did not design and maintain effective controls to provide reasonable assurance that indirect and provisional rates used to calculate manufacturing overhead and technical overhead were complete and accurate. This control deficiency resulted in audit adjustments to our fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, which we refer to as our 2005 10-K, our management has established a plan for remediation of the material weaknesses in our internal control over financial reporting.

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

Our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to develop a remediation plan to address the material weaknesses in our internal control over financial reporting. The development of our remediation plan is described Item 9A of our 2005 10-K. We expect that the implementation of this plan will extend throughout 2007.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors as well as other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described herein are not the only ones we face. Additional risks and uncertainties that we do not know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If events corresponding to any of these risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. In that case, the trading price of our common stock could decline. When used in this report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen. Risk factors which have materially changed since our 2005 10-K are marked with an “*”.

We do not have current financial statements, and therefore you are not able to evaluate our current financial condition or operating history and results.*

We have had to restate certain historical financial statements and have engaged our new independent registered public accounting firm to reaudit those financial statements. In July 2004, we announced that we were reauditing and restating our financial statements for the fiscal years ended December 31, 2003 and 2002 because we determined that we should recognize revenue from certain government contracts as costs were incurred, instead of after completing contract milestones. In October 2004, we announced that we would also be reauditing and restating our financial statements for the fiscal year ended December 31, 2001. In connection with the restatement of our financial statements for the fiscal year ended December 31, 2001, we also made adjustments to our balance sheet as of December 31, 2000. In July 2005, we concluded that our historical accounting for our 2002 investment in Celltrion was also not in conformity with generally accepted accounting principles in the United States of America, or U.S. GAAP and was, therefore, inappropriate. Our 2002 and 2003 restated financial statements reflect the recording of our investment in Celltrion at fair value and the recognition of our share of Celltrion’s net losses using the equity method of accounting. This process has taken additional time to complete and has delayed the completion of the reaudit and restatement of our financial statements.

From January 1, 2004 to June 30, 2005, we were required to consolidate Celltrion’s financial statements into our own. From July 1, 2005 to March 31, 2006, we were required to account for our investment in Celltrion under the equity method. Celltrion maintains its records in accordance with Korean accounting principles; however, we require financial statements that are prepared in accordance with U.S. GAAP and which have been audited in conformity with U.S. Auditing Standards. Celltrion maintains its records in accordance with Korean accounting principles; however, we require financial statements that are prepared in accordance with U.S. GAAP and which have been audited in conformity with U.S. Auditing Standards. Celltrion’s internal control over financial reporting may be insufficient to enable them to report their interim U.S. GAAP financial results to us on a timely basis.

If we do not receive adequate timely financial reporting from Celltrion, we could continue to be delinquent in our filings required under Section 13 of the Exchange Act, and we might not be able to maintain or file registration statements relating to shares of our common stock. If we are relisted and are unable to timely file periodic reports, we could again be delisted from Nasdaq. In addition, Celltrion’s failure to achieve and maintain an effective internal control environment for U.S. GAAP periodic financial reporting may also cause our investors to lose confidence in our filed financial statements, which could have a material adverse effect on the market price of our common stock.

We are not currently listed on a national exchange, including the Nasdaq Global Market or Nasdaq SmallCap Market, and cannot assure you we will ever be listed.

As a result of our failure to timely file periodic reports, we were delisted from Nasdaq, and our common stock is not currently listed on any other national stock exchange. Until we complete all necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, we will not be able to apply for our common stock to be listed on a national exchange. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting or that another exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet Nasdaq’s or anther exchange’s initial listing criteria, and we believe we will need to be in compliance with Sections 13 and 15(d) of the Exchange Act. Our common stock is currently quoted on the Pink Sheets, LLC.

We are currently ineligible to register securities with the SEC, and we may never regain compliance.

Until we have filed current financial statements and made all the necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, we will not be able to register any securities for re-sale. Until we are able to register securities with the SEC for resale, any purchasers who purchase our common stock or other securities directly from us will have to rely on an exemption from the federal and state securities laws in order to resell their securities. We cannot estimate when, if ever, we will have filed outstanding periodic reports and regained compliance with Sections 13 and 15(d) of the Exchange Act.

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

We will need to raise additional capital, and any inability to raise required funds could harm our business.*

In February 2006, we raised net proceeds of $25.2 million through a private placement to a group of accredited institutional investors. We will, however, need to raise substantial additional capital in order to satisfy the requirements under the SNS Contract for acceptance of our anthrax vaccine and to continue operations. We may attempt to raise these funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including the sale of all or a portion of our interest in Celltrion. The reaudit of our financial statements for the three years ended December 31, 2003, the resulting restatement of periodic reports previously filed with the SEC, the lapsing of our resale registration statements, the extended period while we have not been current in our SEC reporting and the delisting of our common stock will likely have an adverse impact on whether financing will be available or the terms of that financing.

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

Our operating results may be adversely impacted by recently adopted changes in accounting for stock options.*

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or FAS 123R, in December 2004, FAS123R, which we implemented effective January 1, 2006, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The future impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. We use the Black-Scholes option pricing model allowed under FAS 123R.

If we fail to meet our obligations under the Notes, our payment obligations may be accelerated.

In April 2005, we raised gross proceeds of $31.5 million through a private placement of Notes due April 1, 2010. The Notes have the following features:

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

•

if a change in control, as defined in our indentures, occurs on or prior to the stated maturity of the Notes, the holders of the Notes may require us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the holders request such a repurchase, we or the successor entity, may choose to pay in cash, common stock or a combination of cash and common stock; and

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

Our existing indebtedness consists of $31.5 million in Notes. This indebtedness, and any future indebtedness we may incur, could have important consequences, including the following:

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

The government’s determination to award future contracts to us may be challenged by an interested party, such as another bidder, at the Government Accountability Office or in federal court.

The laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract. Such protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the Government Accountability Office or the applicable federal court, thus potentially delaying delivery of goods and services and payment. In addition, we may be forced to expend considerable funds to defend the award. If a protest is successful, the government may be ordered to terminate our contract for its convenience and resolicit bids. The government could even be directed to award the contract to one of the other bidders.

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

The award of one government contract does not secure or increase the likelihood of the award of future contracts. By law, the U.S. government must seek competitive offers when procuring goods and services. In addition, if we do not perform in accordance with the terms of the SNS Contract, we may receive a poor performance report, which would be considered by the U.S. government in making any future awards, thus making it more difficult for us to win the award of such future contracts. Accordingly, we cannot be certain that we will be awarded any future government contracts, including any contract to supply an additional government stockpile of anthrax vaccine. It is possible that future awards to provide the U.S. government with emergency stockpiles of anthrax vaccine will be granted solely to another supplier. If the U.S. government makes significant future contract awards for the supply of its emergency stockpile to our competitors, such as Emergent BioDefense Operations Lansing Inc., or Emergent, formerly BioPort Corp, our business will be harmed and it is unlikely that we will be able to ultimately commercialize that particular vaccine. In addition, the determination of when and whether a product is ready for large scale purchase and potential use will be made by the Office of Public Health Emergency Preparedness in consultation with other governmental agencies including the FDA and the Centers for Disease Control. President Bush has proposed, and Congress is considering, measures to accelerate the development of biodefense products through the National Institutes of Health, or NIH, funding, the review process by the FDA and the final government procurement contracting authority. While this may help speed the approval of our vaccine candidates, it may also encourage competitors to develop their own vaccine candidates. If competitive vaccine candidates gain approval, we could face severe competition, which could harm our business.

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

We may encounter difficulties managing the changes in our operations, which could adversely affect our business.

We have experienced a period of rapid change in our business as a result of increased emphasis on biodefense opportunities. In addition, we expect to experience substantial changes in 2006 in manufacturing, quality systems, clinical and regulatory functions associated with the completion of the Anthrax Contracts and the shifting of our focus to the SNS Contract. This change in our business has strained and may continue to strain our administrative, financial and operational functions. We will need to, among other things, expand our staff and improve our systems and procedures to manage and maintain an adequate system of internal controls. Furthermore, we made substantial capital expenditures in order to fulfill certain obligations under the SNS Contract. We plan additional capital expenditures in this regard, but at substantially lower levels than what we have already made. These additional capital expenditures will be primarily for redundancy, safety and corporate expansion. If we are unable to manage the changes of our business effectively, we may be unable to perform under our existing contracts or obtain future government contracts, both of which would harm our results of operations and financial condition.

U.S. government agencies have special contracting requirements, which create additional risks.

We have entered into contracts with NIAID and HHS and a license agreement with the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, which are U.S. government agencies. Substantially all of our revenue is derived from government contracts and grants. In contracting with government agencies, we are subject to various U.S. government agency contract requirements. Future sales to U.S. government agencies will depend, in part, on our ability to meet U.S. government agency contract requirements, which we cannot be certain of satisfying.

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

To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. We have a large accumulated deficit. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to procure future contracts to supply the anthrax and smallpox vaccines to the U.S. government, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products directly or through business partners. We cannot assure you that we will be able to accomplish any of these objectives.

Vaccine development is a long, expensive and uncertain process and the approval requirements for vaccines used to fight bioterrorism are still evolving. If we are unable to successfully develop and test our vaccine candidates in accordance with these requirements, our business will suffer.

We are subject to rigorous and extensive regulation by the FDA and comparable foreign regulatory authorities. In the United States, our vaccine candidates for anthrax and smallpox are regulated by the FDA as biological drug products, known as Biologics. In order to obtain approval from the FDA to market our vaccine candidates, other than to the SNS under the terms of our SNS Contract, we will be required to submit to the FDA a Biologics License Application, or BLA, which must include both preclinical and clinical trial data as prescribed by the FDA’s current regulatory criteria for vaccines such as our product candidates, as well as extensive data regarding the manufacturing procedures and processes for the vaccine candidates. Ordinarily, the FDA requires a sponsor to support a BLA application with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 efficacy trials conducted in patients with the disease or condition being targeted. Because humans are not normally exposed to anthrax or smallpox, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing.

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

The manufacturing methods, equipment and processes used by us and our subcontractors must comply with the FDA’s current Good Manufacturing Practices, or cGMP, regulations. The cGMP requirements govern, among other things, recordkeeping, production processes and controls, personnel and quality control. The FDA must approve the facilities used to manufacture our products before they can be used to commercially manufacture our vaccine products or commence deliveries under the SNS Contract, and these facilities are subject to ongoing and periodic inspections. If we or our subcontractors fail to comply with cGMP requirements, or fail to pass a pre-approval inspection of our manufacturing facility in connection with the SNS Contract, we may not receive regulatory approval, and we would be subject to possible judicial or administrative sanctions. In addition, preparing a manufacturing facility for commercial manufacturing may involve unanticipated delays and the costs of complying with the cGMP regulations may be significant. Any material changes we make to our manufacturing processes after we obtain approval of a product may require approval by the FDA, state or foreign regulatory authorities.

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

If a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination could result in liabilities in excess of our insurance coverage. We currently have product liability insurance, including clinical trial liability, in the amount of $25.0 million for our anthrax and smallpox programs. Additionally, we are applying for indemnification under the Support Anti-terrorism by Fostering Effective Technologies Act of 2002, which preempts and modifies tort laws so as to limit the claims and damages potentially faced by companies who provide certain “qualified” anti-terrorism products. However, we cannot be certain that our current insurance can be maintained, or that additional insurance coverage could be obtained on acceptable terms, if at all.

Legislation limiting or restricting liability for medical products used to fight bioterrorism is new, and we cannot be certain that any such protections will apply to our vaccines or products.

The Public Readiness and Emergency Preparedness Act, or Public Readiness Act, was signed into law December 2005 and creates general immunity for manufacturers of countermeasures, including security countermeasures (as defined in Section 319F-2(c)(1)(B)), when the Secretary of HHS issues a declaration for their manufacture, administration or use. The declaration is meant to provide general immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. Manufacturers are exempt from this protection in cases of willful misconduct.

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

Our Board of Directors has the authority to establish the designation of up to 20,000,000 shares of preferred stock that are convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. In February 2006, we raised net proceeds of $25.2 million through a private placement of 3.5 million shares of common stock at $7.70 per share to a group of accredited institutional investors. We also issued to the investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because we did not file all of our delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 700,000 shares of common stock, at a price of $9.24 per share. We may raise additional funds through public or private offerings of our preferred stock or our common stock, or through issuance of debt securities that are convertible into shares of our common stock. The issuance of additional shares of our common stock, or conversion of preferred stock or debt securities into shares of common stock, would further dilute the percentage ownership of our stockholders.

Shares of our common stock eligible for future sale may adversely affect the market for our common stock.*

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

Currently, our common stock is traded over the counter, or OTC, and is quoted on the OTC Pink Sheets LLC. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. As such, the trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and March 31, 2006, the closing price of our common stock, as quoted on the Pink Sheets, has ranged from a high of $18.55 per share to a low of $6.67 per share.

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

In addition, the stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. If we face securities litigation in the future, even if meritless or unsuccessful, it would result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on our business.

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

On an ongoing basis, we are required to have current U.S. GAAP financial information from Celltrion and until we receive this information, we may not be able to evaluate our financial condition or operating results on a timely basis.

Celltrion maintains its records in accordance with Korean accounting principles; however, we require financial information that is prepared in accordance with U.S. GAAP. In February 2006, Celltrion and VaxGen entered into an agreement whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. However, Celltrion’s internal controls over financial reporting may be insufficient to enable them to report their interim U.S. GAAP financial results to us on a timely basis. In addition, their independent registered public accounting firm could conclude that Celltrion’s internal controls over financial reporting are insufficient to enable the registered public accounting firm to complete their required review of Celltrion’s U.S. GAAP financial information in a timely fashion, if at all.

If we do not receive adequate timely financial reporting from Celltrion, we could be delinquent in our filings required under Section 13 of the Exchange Act and we might not be able to maintain or file registration statements relating to shares of our common stock. If we are relisted and are unable to timely file periodic reports, we could again be delisted from Nasdaq. In addition, Celltrion’s failure to achieve and maintain an effective internal control environment for U.S. GAAP periodic financial reporting may also cause our investors to lose confidence in our filed financial statements, which could have a material adverse effect on the market price of our common stock.

If we fail to cause a registration statement to be declared effective in accordance with the timetable set forth in the Notes, or in accordance with agreements we have made in connection with private placements of our common stock, we will be subject to liquidated damages or liability for breach of contract.

We agreed to register under the Securities Act shares of our common stock issuable upon conversion of the Notes, as well as shares issued or issuable in private placements of our common stock. We have agreed to file registration statements for these shares within 30 days following the first date we become current in our reporting requirements under the Exchange Act, and to use our best efforts to cause the registration statements to become effective in no event later than 120 days after the filing of such registration statements. We have also made other customary agreements regarding such registrations, including matters relating to indemnification, maintenance of the registration statements, payment of expenses and compliance with state “blue sky” laws. We may be liable for liquidated damages to each Note holder and purchaser in the private placements (a) if the registration statements are not filed on or prior to 30 days of becoming current in our reporting requirements; (b) if the registration statements are not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statements (after being declared effective) cease to be effective in a manner that violates such agreements, collectively referred to as a Registration Default. In the event of a Registration Default, we may be required to pay liquidated damages. Should we become obligated to make payment of these liquidated damages, it could have a material adverse effect on our financial position and our results of operations, particularly if we become obligated to make a payment in full for all liquidated damages potentially due and payable under these agreements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 8, 2006, VaxGen, Inc. entered into stock and warrant purchase agreements with a group of accredited investors pursuant to which VaxGen agreed to sell 3,500,000 shares of its common stock, or Shares, at a price of $7.70 per share, and issue, for no additional consideration, warrants to purchase up to 699,996 shares of VaxGen common stock, or Warrants, subject to adjustment, as further described below. The Shares and Warrants were issued in a private placement pursuant to Rule 506 of the Securities Act of 1933, as amended, or Securities Act, and thus were exempt from the registration requirements of the Securities Act. The transaction closed on February 10, 2006, and VaxGen received gross proceeds of approximately $26.95 million. In connection with this financing, VaxGen issued to the investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. The warrants provide that if VaxGen does not file all of its outstanding periodic reports with the SEC by September 30, 2006 and January 30, 2007, the warrants will become exercisable for additional shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Please refer to Part II, Item 2 of this report for information regarding the Company’s issuance of unregistered common stock in February 2006.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

(Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1	Contract No. HHSO100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K	0-26483	01-12-06	99.1

10.2	Form of Stock and Warrant Purchase Agreement entered into by and between VaxGen, Inc. and certain accredited investors	8-K	0-26483	02-15-06	10.1

10.3	Form of Warrant issued by VaxGen, Inc. pursuant to the Stock and Warrant Purchase Agreements entered into by and between VaxGen, Inc. and certain accredited investors	8-K	0-26483	02-15-06	10.2

10.4	Executive Employment Agreement between Matthew J. Pfeffer and VaxGen, Inc., dated March 28, 2006. +	8-K	0-26483	04-05-06	10.1

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification					X

* Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.

Dated: August 29, 2007	By: /s/ James P. Panek

James P. Panek
Chief Executive Officer
(Principal Executive Officer)

Dated: August 29, 2007	By: /s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Chief Financial Officer
(Principal Financial Officer)