Form 10-Q
period 2006-06-30
VAXGEN INC
filed 2007-08-30
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

VaxGen, Inc.

Form 10-Q

For the Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents:
Cash and commercial paper	$46,480	$1,901
Reverse repurchase agreements	35,005	2,659

Total cash and cash equivalents	81,485	4,560
Investment securities	800	12,466
Accounts receivable	1,471	1,820
Unbilled accounts receivable	7,380	1,455
Due from related party	796	901
Prepaid expenses and other current assets	2,387	4,638

Total current assets	94,319	25,840
Investment in affiliate	7,216	17,761
Property and equipment	31,258	32,275
Restricted cash	3,338	3,278
Other assets	2,298	2,679

Total assets	$138,429	$81,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,748	$10,005
Accrued and other current liabilities	10,203	11,272
Derivative liability	4,388	2,925
Due to related party	34	—

Total current liabilities	24,373	24,202
Convertible senior subordinated notes	30,143	29,967
Deferred rent and other liabilities	3,897	3,519

Total liabilities	58,413	57,688

Contingencies (Note 11 and 13)

Stockholders’ equity:
Common stock	331	296
Additional paid-in capital	298,102	266,248
Deferred stock compensation	—	(348)
Accumulated deficit	(221,203)	(248,090)
Accumulated other comprehensive income	2,786	6,039

Total stockholders’ equity	80,016	24,145

Total liabilities and stockholders’ equity	$138,429	$81,833

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenues	$4,607	$9,981	$10,912	$17,627

Operating expenses:
Research and development	13,794	18,004	27,970	33,506
General and administrative	7,740	8,985	14,387	16,112

Total operating expenses	21,534	26,989	42,357	49,618

Loss from operations	(16,927)	(17,008)	(31,445)	(31,991)

Other income (expense):
Interest expense	(614)	(988)	(1,244)	(1,114)
Interest income and other	187	415	453	467
Valuation adjustments	(1,858)	(176)	(1,463)	(176)
Equity in loss of affiliate	(2,784)	—	(5,290)	—
Gain on foreign currency transactions	4,519	—	4,678	—
Gain on sale of investment in affiliate	61,198	—	61,198	—

Total other income (expense)	60,648	(749)	58,332	(823)

Net income (loss) before minority interest	43,721	(17,757)	26,887	(32,814)
Minority interest in loss of variable interest entity	—	2,426	—	4,109

Net income (loss)	$43,721	$(15,331)	$26,887	$(28,705)

Basic net income (loss) per share	$1.32	$(0.52)	$0.83	$(0.97)

Diluted net income (loss) per share	$1.32	$(0.52)	$0.82	$(0.97)

Weighted average shares used in computing basic net income (loss) per share	33,107	29,607	32,333	29,592

Shares used in computing diluted net income (loss) per share	33,199	29,607	32,683	29,592

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$26,887	$(28,705)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment in affiliate	(61,198)	—
Gain on foreign currency transactions	(4,678)	—
Equity in loss of affiliate	5,290	—
Valuation adjustments	1,463	176
Minority interest in loss of variable interest entity	—	(4,109)
Depreciation and amortization	3,077	2,469
Stock-based compensation	1,766	3,895
Amortization of premiums and discounts on investment securities	(6)	67
Non-cash interest expense	354	176
Changes in assets and liabilities:
Receivables	(5,576)	(9,680)
Prepaid expenses and other current assets	(722)	240
Accounts payable	(259)	2,340
Accrued and other current liabilities	166	5,268
Due to/from related parties	139	16
Deferred rent and other liabilities	1,074	322

Net cash used in operating activities	(32,223)	(27,525)

Cash flows from investing activities:
Purchase of property and equipment	(2,060)	(28,760)
Proceeds from sale of investment in affiliate, net	76,472	—
Proceeds from sale and maturities of investment securities	11,732	7,070
Change in restricted cash	(60)	(2,116)
Other	203	(1,960)

Net cash provided by (used in) investing activities	86,287	(25,766)

Cash flows from financing activities:
Proceeds from private placements, net	25,226	9,482
Proceeds from convertible debt and derivative liability, net	—	29,722
Proceeds from non-current obligations	—	10,493
Other	(2,365)	(79)

Net cash provided by financing activities	22,861	49,618
Effect of exchange rate changes on cash and cash equivalents	—	125

Increase (decrease) in cash and cash equivalents	76,925	(3,548)
Cash and cash equivalents at beginning of period	4,560	20,698

Cash and cash equivalents at end of period	$81,485	$17,150

Supplemental schedule of non cash activities:
Accrued purchases of property and equipment	$—	$1,002

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization

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

The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

In September 2005, VaxGen entered into an agreement to sell 1.2 million of its shares in Celltrion to a group of Korean investors. Nexol Co., Ltd., or Nexol, purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with Interpretation No. 46, Consolidation of Variable Interest Entities, was originally issued by the Financial Accounting Standards Board, or FASB, in January 2003 and was revised in December 2003, referred to, as revised, as FIN 46R, Celltrion has been deconsolidated from VaxGen effective July 1, 2005. From July 1, 2005 through June 30, 2006 VaxGen’s investment in Celltrion was accounted for under the equity method.

In June 2006, VaxGen entered into agreements to sell and option its remaining Celltrion common stock to Nexol and its affiliates. As a result of these agreements, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1 2006, VaxGen will account for its investment in Celltrion under the cost method. At June 30, 2006, VaxGen’s ownership interest in Celltrion was 8%.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report of Form 10-K for the year ended December 31, 2005 and have not changed significantly as of June 30, 2006, with the exception of the following:

          Cash Equivalents

All short-term investments with an original maturity at date of purchase of less than three months are considered to be cash equivalents. Cash equivalents include securities purchased under an overnight resale agreement, or Reverse Repo, which are recorded at the amount at which the securities were purchased. The Company maintains its Reverse Repos at a financial institution which pledges securities with a market value in excess of the Reverse Repo amounts as collateral.

          Stock-Based Compensation

In January 2006, the Company adopted the fair value recognition provision of Financial Accounting Standards, or FAS, No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options made to the Company’s employees and directors. Under the fair value recognition provision of FAS 123R, stock-based compensation is measured at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award. The Company uses the Black-Scholes valuation model to measure the fair value of its stock-based awards utilizing various assumptions with respect to stock price volatility, forfeiture rates, risk-free interest rates and expected life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation may differ materially in the future from that recorded in the current period.

The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Upon the adoption of FAS 123R in January 2006, the deferred stock compensation balance of $0.3 million was reclassified to additional paid-in-capital. The Company adopted the short-cut method for calculating the beginning balance of the additional paid in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R. The Company has not recognized excess tax benefits related to employee stock-based compensation and, therefore, does not currently have an APIC Pool because the related deductions are embedded in the Company’s net operating loss carryforwards.

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

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts, estimated on the date of grant using the Black-Scholes option pricing model, indicated below (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss – as reported	$(15,331)	$(28,705)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	728	3,696
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(2,789)	(7,098)

Net loss – pro forma	$(17,392)	$(32,107)

Net loss per share– basic and diluted, as reported	$(0.52)	$(0.97)
Net loss per share– basic and diluted, pro forma	$(0.59)	$(1.08)

During the six months ended June 30, 2005, there were no stock options granted by VaxGen and there were no enrollments in the Employee Stock Purchase Plan, or ESPP. See Note 8, Stock Options, for further discussion regarding stock-based compensation.

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

3.	Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on net income (loss) and the weighted-average number of shares of common stock outstanding during the reported period. Diluted net income (loss) per share is calculated by increasing the weighted-average number of common shares outstanding during the period- if not anti-dilutive- by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, common stock warrants and convertible senior subordinated debt) is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation as required by FAS 123R in the three and six months ended June 30, 2006.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	33,107	29,607	32,333	29,592
Dilutive potential common shares used in computing diluted net income (loss) per share	92	—	350	—

Total weighted-average number of shares used in computing diluted net income (loss) per share	33,199	29,607	32,683	29,592

Basic net income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. For all periods presented, the following potential common shares were excluded from the computation of diluted net income (loss) per share, as their effect was antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Options to purchase common stock	3,949	4,556	3,106	4,556
Warrants to purchase common stock	1,659	959	1,480	959
Convertible senior subordinated notes	2,134	2,134	2,134	2,134

Total	7,742	7,649	6,720	7,649

4.	Comprehensive Income (Loss)

Comprehensive income (loss) combines net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities. The Company’s comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income (loss)	$43,721	$(15,331)	$26,887	$(28,705)
Foreign currency translation adjustments	(4,011)	(1,286)	(3,325)	7,652
Unrealized gains (losses) on investment securities	34	38	72	(59)

Comprehensive income (loss)	$39,744	$(16,579)	$23,634	$(21,112)

5.	Balance Sheet Components

          Cash Equivalents

At June 30, 2006 and December 31, 2005, the Company maintained $35.0 million and $2.7 million, respectively, of its cash equivalents in overnight Reverse Repos.

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

The Company’s accrued and other current liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Employment benefits	$3,182	$6,380
Cash overdraft	2,365	—
Sub-contractor settlement	450	1,530
Other	4,206	3,362

	$10,203	$11,272

6.	Related Party Transactions

VaxGen provides services to assist Celltrion with their operations. VaxGen is paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.6 million and $1.0 million of revenue from Celltrion during the three and six months ended June 30, 2006. These services were considered to be inter-company in 2005, while Celltrion was consolidated with VaxGen, and therefore were eliminated.

In February 2006, Celltrion and VaxGen entered into an agreement, or Agreement to Provide U.S. GAAP Financial Information, whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen will compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on June 30, 2006) per year and shall be subject to VaxGen’s approval. During the three and six months ended June 30, 2006, the Company incurred $0.8 million and $1.4 million of expenses under these agreements.

7.	Common Stock Offerings

VaxGen completed the following private placement of common stock during the six months ended June 30, 2006:

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

During the six months ended June 30, 2006, the Company granted an option for 120,000 shares of VaxGen common stock to a newly hired executive at an exercise price of $8.58 per share which was equal to the fair market value on the date of grant. The fair value of this option on the date of grant was $0.8 million. The option vests over four years with 25% of the shares vesting on the one-year anniversary date and the remaining shares vesting in equal monthly installments over the subsequent three years. At the time of the grant, neither the options nor the shares of the common stock issuable upon exercise of the options were registered under the Securities Act of 1933, or Securities Act. VaxGen granted these options in a transaction exempt from the registration requirements of the Securities Act by virtue of the exemption provided for in Section 4(2) of the Act. The following is a summary of VaxGen’s stock option activity and related information for the six months ended June 30, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at January 1, 2006	4,483,557	$10.64
Granted	120,000	8.58
Forfeited	(83,187)	10.22

Balance at June 30, 2006	4,520,370	10.59	2.1	$276,215

Options exercisable at June 30, 2006	3,926,093	10.75	2.1	$257,188

* Based upon the closing price of the Company’s common stock of $4.88 on June 30, 2006.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the three months ended June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based upon the fair market value of the Company’s common stock. The Company issues new shares upon the exercise of options.

As of June 30, 2006, there was approximately $3.0 million, net of expected forfeitures, of total unrecognized stock-based compensation related to unvested arrangements granted under the Company’s equity-based incentive plans. As of that date, this cost was expected to be recognized over a weighted average period of 2.1 years. There were no options exercised during the six months ended June 30, 2006 and 2005. The total fair value of shares vested during the six months ended June 30, 2006 was $1.4 million.

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

          Non-cash Compensation Expense

Non-cash compensation expense for the three and six months ended June 30, 2006 was $1.0 million and $1.8 million, respectively. Non-cash compensation expense for the three and six months ended June 30, 2005 was $0.8 million and $3.9 million, respectively. Such expense was primarily related to fair-value compensation of stock options in 2006 as well as stock modifications. In 2005, the Board of Directors authorized a modification to options held by employees who left the Company such that the exercisability of the options were extended from 90 days following termination to 90 days following listing on a national securities exchange. In February 2006, the Company further modified the period of exercisability from 90 days following listing on a national securities exchange to 30 days following listing on a national securities exchange. The Company recorded a non-cash expense for these modifications of $0.2 million and $0.3 million during the three and six months ended June 30, 2006, respectively. The Company recorded a non-cash expense for these modifications of $0.1 million during the three and six months ended June 30, 2005. See Note 9, Employee Stock Purchase Plan, for a further discussion regarding non-cash compensation.

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

Six Months Ended June 30, 2006

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

The impact on consolidated results of operations of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Research and development	$647	$1,220
General and administrative	303	546

Effect on net income	$(950)	$(1,766)

Effect on net income per share, basic	$(0.03)	$(0.05)
Effect on net income per share, diluted	$(0.03)	$(0.05)

9.	Employee Stock Purchase Plan

The Company’s 2001 ESPP is implemented by a series of 24-month offering periods, each referred to as an Offering Period and collectively referred to as Offering Periods. Offering Periods were suspended effective July 1, 2004 as a result of the Company’s delisting from Nasdaq. The Board of Directors approved the extension of the Offering Periods ended in March 2005 and June 2005 which resulted in a modification of the terms. During the three months ended June 30, 2005, the Company recorded $0.1 million in non-cash research and development compensation expense and zero in non-cash general and administrative compensation expense for this modification. During the six months ended June 30, 2005, the Company recorded $2.2 million in non-cash research and development compensation expense and $0.7 million in non-cash general and administrative compensation expense for this modification. In November 2005, the Company terminated the ESPP.

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

During June 2006, VaxGen received gross proceeds of $79.0 million from the sale of 3.6 million shares of its Celltrion common stock to Nexol and its affiliates. The Company’s basis in the 3.6 million shares sold in June 2006 was $11.8 million. VaxGen recognized $4.9 million of expenses associated with this sale, resulting in a net gain on the sale of investment in affiliate of $61.2 million. VaxGen also provided the buyers with the right through the end of 2006 to purchase VaxGen’s 2.2 million remaining shares of Celltrion common stock at a price of 22,000 Korean Won, or Option. If exercised in its entirety, the Option could result in potential gross proceeds of $51.0 million (translated at June 30, 2006). The Company used the Black-Scholes valuation model to measure the fair value of the Option utilizing various assumptions with respect to stock price volatility and risk-free interest rates. VaxGen determined the fair value of this Option to be $1.1 million and accordingly deferred this amount of the June 2006 gain in accrued and other current liabilities until the exercise or expiration of the Option.

The unaudited condensed consolidated financial statements include the accounts of VaxGen and Celltrion from January 1, 2004 through June 30, 2005. From July 1, 2005 through June 30, 2006, VaxGen’s investment in Celltrion was accounted for under the equity method.

Summarized selected financial information used for the three and six months ended June 30, 2006 is as follows (in thousands):

	Three Months	Six Months

Operating expenses	$12,035	$22,953

Loss from operations	(12,035)	(22,953)
Other expense	(1,550)	(2,825)

Net loss	$(13,585)	$(25,778)

The results of operations of Celltrion for the three and six months ended June 30, 2005 (while Celltrion was consolidated) are as follows (in thousands):

	Three Months	Six Months

Operating expenses:
Research and development	$918	$1,611
General and administrative	2,266	3,939

Loss from operations	(3,184)	(5,550)
Other expense	(346)	(547)

Net loss	$(3,530)	$(6,097)

11.	Contingencies

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

The Company’s segment information has been prepared in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to January 1, 2004 and since July 1, 2005, the Company operated in one business segment. As a result of the consolidation of Celltrion in 2004 and the deconsolidation of Celltrion in 2005, from January 1, 2004 to June 30, 2005, the Company operated in two business segments. Therefore, for the three months ended June 30, 2006 and 2005, the Company operated in one segment and two segments, respectively; and for the six months ended June 30, 2006 and 2005, the Company operated in one segment and two segments, respectively. VaxGen’s business segment is the development of vaccines that immunize against infectious disease and Celltrion’s is mammalian cell culture biomanufacturing. Each segment has discrete financial information and its own management structure. All of VaxGen’s operating assets are located in the United States of America. At December 31, 2005 and June 30, 2006 VaxGen operated in one segment and therefore balance sheet segment information is not presented below.

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from the U.S. Department of Health and Human Services, or HHS, the NIH and related entities. From its inception through its deconsolidation from VaxGen as of July 1, 2005, Celltrion has not earned any revenues. Information regarding the segments is stated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

Revenues	2006	2005	2006	2005

VaxGen	$4,607	$10,069	$10,912	$17,754
Eliminations	n/a	(88)	n/a	(127)

Total	$4,607	$9,981	$10,912	$17,627

	Three Months Ended June 30,		Six Months Ended June 30,

Depreciation and Amortization	2006	2005	2006	2005

VaxGen	$1,499	$982	$3,077	$1,862
Celltrion	n/a	887	n/a	1,538
Eliminations	n/a	(465)	n/a	(931)

Total	$1,499	$1,404	$3,077	$2,469

	Three Months Ended June 30,		Six Months Ended June 30,

Interest Expense	2006	2005	2006	2005

VaxGen	$614	$590	$1,244	$590
Celltrion	n/a	398	n/a	524

Total	$614	$988	$1,244	$1,114

	Three Months Ended June 30,		Six Months Ended June 30,

Equity in Loss of Affiliate	2006	2005	2006	2005

VaxGen (in Celltrion)	$(2,784)	$(1,141)	$(5,290)	$(2,026)
Eliminations	n/a	1,141	n/a	2,026

Total	$(2,784)	$—	$(5,290)	$—

	Three Months Ended June 30,		Six Months Ended June 30,

Net Income (Loss)	2006	2005	2006	2005

VaxGen	$43,721	$(15,280)	$26,887	$(28,615)
Celltrion	n/a	28,568	n/a	25,617
Eliminations	n/a	(28,619)	n/a	(25,707)

Total	$43,721	$(15,331)	$26,887	$(28,705)

	Three Months Ended June 30,		Six Months Ended June 30,

Purchases of Property and Equipment	2006	2005	2006	2005

VaxGen	$(520)	$(4,094)	$(2,060)	$(6,294)
Celltrion	n/a	(8,010)	n/a	(22,466)
Eliminations	n/a	—	n/a	—

Total	$(520)	$(12,104)	$(2,060)	$(28,760)

13.	Subsequent Events

          Strategic National Stockpile Contract

In September 2002, the Company was awarded a $20.9 million cost-plus contract, or 2002 Anthrax Contract, from the NIAID to develop a new anthrax vaccine candidate and to create a feasibility plan for how the Company would manufacture an emergency stockpile of 25 million doses of the vaccine. On September 30, 2003, NIAID awarded the Company a second cost-plus contract valued at $80.3 million for the advanced development of the Company’s anthrax vaccine candidate.

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

          Agreements between VaxGen and Celltrion

In September 2006, the joint venture agreement between VaxGen and the Korean Investors was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion. In December 2006, VaxGen received gross proceeds of $51.3 million from the sale of its remaining Celltrion common stock to Nexol and its affiliates under the Option.

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

          Executive Officer Compensation

In February 2007, the Board of Directors granted to executive officers options for 1,590,000 shares and implemented an option exchange program allowing executive officers to exchange old options for 714,700 shares for new options for 178,675 shares. All of the options were granted effective February 12, 2007 with an exercise price of $2.23, the closing market price of one share of the Company’s common stock on that date. Each will vest monthly on a pro-rata basis over one to four years. The Board also approved two potential retention bonus payments. The aggregate first retention bonus payment of $0.3 million was made to the executives during the three months ended September 30, 2007. Additionally, a second cash bonus payment of the same amount will be made, conditioned upon the executive remaining a regular full-time employee in good standing through the completion of a strategic transaction and other terms.

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

OVERVIEW

We are a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. Our business strategy focuses on the development and commercialization of biologic products to counter potential bioterrorism threats, principally vaccines against inhalation anthrax and smallpox. We were incorporated in 1995 and formed to complete the development of an investigational recombinant protein vaccine intended to prevent infection by HIV. In 2002, we broadened our product development portfolio to also include biodefense vaccines.

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

In September 2002, we were awarded a $20.9 million cost-plus contract, or 2002 Anthrax Contract, from the National Institute of Allergy and Infectious Diseases, or NIAID, to develop a new anthrax vaccine candidate and to create a feasibility plan for how we would manufacture an emergency stockpile of 25 million doses of the vaccine. On September 30, 2003, NIAID awarded us a second cost-plus contract, or 2003 Anthrax Contract, valued at $80.3 million for the advanced development of our anthrax vaccine candidate, collectively referred to as the Anthrax Contracts.

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

Celltrion

Prior to implementing the consolidation provisions within Interpretation No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, was originally issued by the Financial Accounting Standards Board, or FASB, in January 2003 and was revised in December 2003, referred to, as revised, as FIN 46R, on January 1, 2004, we had reflected our investment in Celltrion, Inc., or Celltrion, in our consolidated financial statements using the equity method. In September 2005, we entered into agreements to sell 1.2 million of our shares in Celltrion to a group of Korean investors and raise $15.1 million in gross proceeds. Nexol Co., Ltd, or Nexol, purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from VaxGen. From July 1, 2005 through June 30, 2006 our investment in Celltrion was accounted for under the equity method.

In June 2006, we entered into agreements to sell and option our remaining Celltrion common stock to Nexol and its affiliates. We received gross proceeds of $79.0 million from the sale of 3.6 million shares of our Celltrion common stock. We recognized $4.9 million of expenses associated with this sale, resulting in a net gain on the sale of investment in affiliate of $61.2 million. As a result of these agreements, we were no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint an executive officer. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, we will account for our investment in Celltrion under the cost method. At June 30, 2006, our ownership interest in Celltrion was 8%.

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

Subsequent Events

In December 2006, we received gross proceeds of $51.3 million from the sale of substantially all of our Celltrion common stock to Nexol and its affiliates.

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

See Note 13, Subsequent Events, to the unaudited condensed consolidated financial statements for more information regarding events occurring after June 30, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference should be made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on May 30, 2007, for a description of our critical accounting policies. There have been no significant changes to our policies since we filed that report other than our adoption of FAS No. 123 (revised 2004), Share-Based Payment, or FAS 123R.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters and Six Months Ended June 30, 2006 and 2005

Revenues
	Three Months Ended June 30,		Percent change 2006/2005	Six Months Ended June 30,		Percent change 2006/2005

	2006	2005		2006	2005

	(in thousands)			(in thousands)
Revenues	$4,607	$9,981	(54)%	$10,912	$17,627	(38)%

Revenues in the three and six months ended June 30, 2006 and 2005 were primarily from our Anthrax Contracts principally reflecting work performed for NIAID. In 2006, NIAID-related activities decreased from the comparable period in the prior year as our efforts shifted from work done under the Anthrax Contracts to work under the SNS Contract. Related party services revenues were earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and construction of Celltrion’s manufacturing facility. VaxGen recognized $0.6 million and $1.0 million of revenue from Celltrion during the three and six months ended June 30, 2006. These services were considered to be inter-company in 2005, while Celltrion was consolidated with VaxGen, and therefore were eliminated. The amounts earned vary with the level of services required. Celltrion did not earn any revenues during these periods.

Revenues earned in one period are not indicative of revenues to be earned in future periods. We expect future quarters’ revenues to be progressively less, as efforts shift from work done under the Anthrax Contracts to work under the SNS Contract or otherwise unfunded by NAIAD.

                    Research and development expenses

	Three Months Ended June 30,		Percent change 2006/2005	Six Months Ended June 30,		Percent change 2006/2005

	2006	2005		2006	2005

	(in thousands)			(in thousands)

Research and development expenses	$13,794	$18,004	(23)%	$27,970	$33,506	(17)%

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

The decrease of $4.2 million in research and development expenses in the three months ended June 30, 2006 over the comparable period in 2005 was primarily due to:

•	Outside consultant expenses, which decreased by $1.2 million primarily due to reduced activities related to our Anthrax Contracts since June 30, 2005;

•	Costs for materials and supplies, which decreased by $0.9 million primarily associated with reduced activities related to our Anthrax Contracts;

•	Celltrion’s research and development expenses, which decreased by $0.9 million because effective July 1, 2005 Celltrion’s operating expenses were not included in our consolidated results;

•	Clinical expenses, which decreased by $0.6 million primarily associated with reduced activities related to our Anthrax Contracts; and

•	Facility expenses, which decreased by $0.6 million primarily associated with reduced activities related to our Anthrax Contracts.

The decrease of $5.5 million in research and development expenses in the six months ended June 30, 2006 over the comparable period in 2005 was primarily due to:

•	Costs for materials and supplies, which decreased by $3.1 million primarily associated with reduced activities related to our Anthrax Contracts;

•	Celltrion’s research and development expenses, which decreased by $1.6 million because effective July 1, 2005 Celltrion’s operating expenses were not included in our consolidated results;

•

Stock-based compensation charges, which decreased by $1.2 million. In 2006, we recorded $0.9 million due to the adoption of FAS 123R and $0.3 million in other non-cash compensation related to stock option modifications. In 2005, we recorded $2.2 million due to the modification of offering periods under our employee stock purchase plan, or ESPP, and $0.2 million in other non-cash compensation;

•	Facility expenses, which decreased by $0.8 million primarily associated with reduced activities related to our Anthrax Contracts;

•	Clinical expenses, which decreased by $0.6 million primarily associated with reduced activities related to our Anthrax Contracts;

•	Outside consultant expenses, which decreased by $0.4 million primarily due to additional operational assistance required since June 30, 2005; and

•	Allocations from general and administrative expense for facilities and other overhead costs, which increased by $2.2 million due to changes in the relative headcounts by department.

The process of conducting preclinical studies and clinical trials necessary to obtain the U.S. Food and Drug Administration, or FDA, approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of product candidate early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates. Development timelines, probability of success and development costs vary widely. While we are primarily focused on developing our anthrax product candidate, we anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential.

We expect quarterly research and development expenses to decrease substantially during the remainder of 2006 as our efforts shift from work done under the Anthrax Contracts to work under the SNS Contract.

                    General and administrative expenses

	Three Months Ended June 30,		Percent change 2006/2005	Six Months Ended June 30,		Percent change 2006/2005

	2006	2005		2006	2005

	(in thousands)			(in thousands)
General and administrative expenses	$7,740	$8,985	(14)%	$14,387	$16,112	(11)%

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The decrease of $1.2 million in general and administrative expenses in the three months ended June 30, 2006 over the comparable period of 2005 was primarily due to:

•	Celltrion’s general and administrative expenses, which decreased by $2.3 million due to Celltrion’s operating expenses not being included in our consolidated results effective July 1, 2005;

•

Overhead costs allocated to research and development, which increased by $0.8 million in 2006 (reducing general and administrative expenses) resulting from changes in the relative headcounts by department; and

•

Professional fees, which increased by $1.9 million due to audit and other fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002.

The decrease of $1.7 million in general and administrative expenses in the six months ended June 30, 2006 over the comparable period of 2005 was primarily due to:

•	Celltrion’s general and administrative expenses, which decreased by $3.9 million due to Celltrion’s operating expenses not being included in our consolidated results effective July 1, 2005;

•

Overhead costs allocated to research and development, which increased by $2.2 million in 2006 (reducing general and administrative expenses) resulting from changes in the relative headcounts by department;

•

Occupancy costs, principally, rent and security services, which increased by $0.7 million due to our amended lease in April 2005 to secure space to support the production of our recombinant anthrax vaccine candidate as well as our other programs;

•	Depreciation expense, which increased by $0.9 million due to expanded operations since June 30, 2005 and the implementation of our enterprise resource planning system; and

•

Professional fees, which increased by $2.8 million due to audit and other fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002.

We expect that quarterly general and administrative expenses will be lower than the corresponding periods in 2005 during the remainder of 2006, but will continue to reflect the significant resources required to support our public reporting requirements.

                    Other income (expense)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)
Interest expense	$(614)	$(988)	$(1,244)	$(1,114)
Interest income and other	187	415	453	467
Valuation adjustments	(1,858)	(176)	(1,463)	(176)
Equity in loss of affiliate	(2,784)	—	(5,290)	—
Gain on foreign currency transactions	4,519	—	4,678	—
Gain on sale of investment in affiliate	61,198	—	61,198	—

Other income (expense)	$60,648	$(749)	$58,332	$(823)

The increase in other income of $61.4 million in the three months ended June 30, 2006 from the comparable period in 2005 was primarily due to:

•

Gain on sale of investment resulting from our June 2006 sale of 3.6 million of our Celltrion common stock to Nexol and its affiliates for gross proceeds of $79.0 million, net of $11.8 million in basis, $4.9 million in expenses and the deferral of $1.1 million related to the option sold along with the shares;

•	Realized foreign currency gains increased primarily due to the collection of the June 2006 proceeds from the sale of Celltrion common stock;

•	Effective July 1, 2005, we recognize our share of Celltrion’s losses under the equity method. For the three months ended June 30, 2005, Celltrion was consolidated with VaxGen;

•

In 2006 and 2005, 5 1/2% interest on the $31.5 million of our Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, was recorded, whereas in 2005 there was also $0.3 million of interest expense on Celltrion’s debt;

•

Expenses for mark-to-market adjustments related to the valuation of our outstanding derivatives on our Notes, changed primarily due to changes in the likelihood of a change in control potentially triggering the redemption option related to the Notes; and

•	Interest income and other decreased primarily due to lower overall cash, cash equivalent and investment balances due to the cash flow used in operating activities, primarily for our operating losses.

The increase in other income of $59.2 million in the six months ended June 30, 2006 from the comparable period in 2005 was primarily due to:

•

Gain on sale of investment resulting from our June 2006 sale of 3.6 million of our Celltrion common stock to Nexol and its affiliates for gross proceeds of $79.0 million, net of $11.8 million in basis, $4.9 million in expenses and $1.1 million related to the option sold along with the shares;

•	Realized foreign currency gains increased primarily due to the collection of the 2005 and 2006 proceeds from the sale of Celltrion common stock;

•	Effective July 1, 2005, we recognize our share of Celltrion’s losses under the equity method. For the six months ended June 30, 2005, Celltrion was consolidated with VaxGen;

•	In 2006 and 2005, interest on our Notes was recorded, whereas in 2005 there was also $0.5 million of interest expense on Celltrion’s debt; and

•

Expenses for mark-to-market adjustments related to the valuation of our outstanding derivatives on our Notes changed primarily due to changes in the likelihood of a change in control potentially triggering the redemption option related to the Notes.

We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances. Valuation adjustments will continue to be impacted by changes in our common stock price, our volatility and our expectations relative to a change in control. No changes in our debt levels are anticipated and therefore quarterly interest expense is expected to remain at the three months ended June 30, 2006 level throughout 2006. As a result of the sale of Celltrion common stock in June 2006, our accounting treatment for the remaining investment in Celltrion will be recorded under the cost method; accordingly, we will no longer have further equity in loss of affiliate charges. In addition, if the option to purchase our remaining Celltrion shares is exercised prior to 2007, we would expect a significant gain from the sale and from the resulting foreign currency transaction.

                    Minority interest in loss of variable interest entity

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)
Minority interest in loss of variable interest entity	$—	$2,426	$—	$4,109

Minority interest in loss of variable interest entity for the three and six months ended June 30, 2005 reflects the interests of Celltrion’s other stockholders in the net loss of Celltrion. For the three and six months ended June 30, 2006, Celltrion was not consolidated with VaxGen.

See Note 12, Segment Information, included in the notes to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report for segment information.

LIQUIDITY AND CAPITAL RESOURCES

	2006	2005

	(in thousands)
As of June 30:
Cash, cash equivalents and investment securities	$82,285	$36,339
Working capital	69,946	6,351
Six months ended June 30:
Cash provided by (used in):
Operating activities	$(32,223)	$(27,525)
Investing activities	86,287	(25,766)
Financing activities	22,861	49,618
Effect of exchange rate changes on cash and cash equivalents	—	125
Capital expenditures (included in investing activities above)	(2,060)	(28,760)

Our primary financing requirements are for funding our day-to-day working capital requirements and capital equipment expenditures related to the manufacturing facilities in California. Through June 30, 2006, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of the Notes, sales of our Celltrion common stock as well as through revenues from research contracts and grants. From time-to-time, as part of our investment strategy, we enter into reverse repurchase agreements to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a purchase of securities and an agreement to resell the same securities at a later date at an agreed-upon price. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited, however, because we generally invest in overnight agreements.

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

In September 2005, we entered into agreements to sell 1.2 million of our shares in Celltrion to a group of Korean investors and raise $15.1 million in gross proceeds. Nexol purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from VaxGen. From July 1, 2005 through June 30, 2006 our investment in Celltrion was accounted for under the equity method. In June 2006, we entered into agreements to sell and option our remaining Celltrion common stock to Nexol and its affiliates. We received gross proceeds of $79.0 million from the sale of 3.6 million shares of our Celltrion common stock. We recognized $4.9 million of expenses associated with this sale. As a result of these agreements, we were no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, we will account for our investment in Celltrion under the cost method. At June 30, 2006, our ownership interest in Celltrion was 8%. See Note 13, Subsequent Events, for a further discussion regarding financings.

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

Net cash used in operating activities of $32.2 million and $27.5 million for the six months ended June 30, 2006 and 2005, respectively, was primarily attributable to our operating losses although the effect of non-cash charges upon operating activities was significant in both periods and included:

•

Equity in loss of affiliate of $5.3 million and zero for the six months ended June 30, 2006 and 2005, respectively. Effective July 1, 2005, we recognize our share of Celltrion’s losses under the equity method. For the six months ended June 30, 2005, Celltrion was consolidated with VaxGen;

•

Realized foreign currency gains of $4.7 million and zero for the six months ended June 30, 2006 and 2005, respectively. Realized foreign currency gains increased primarily due to the collection of the 2005 and 2006 proceeds from the sale of Celltrion shares;

•

Stock-based compensation expense of $1.8 million in 2006 and $3.9 million in 2005. The decrease from 2005 is primarily the result of modifications to the Company’s employee stock purchase plan in 2005;

•	Valuation adjustments of $1.5 million and $0.2 million in the six months ended June 30, 2006 and 2005, respectively, reflecting changes in the fair value of outstanding derivatives from our debt; and

•

Depreciation and amortization of $3.1 million and $2.5 million for the six months ended June 30, 2006, and 2005, respectively. The increase from 2005 is primarily the result of depreciation on manufacturing equipment leasehold improvements placed into service since June 30, 2005.

The $61.2 million gain on the 2006 sale of 3.6 million shares of our investment in Celltrion was removed from operating activities and the net proceeds received are reflected in investing activities.

Cash used in operating activities was also affected by the following:

•

Accrued and other current liabilities, which increased by $0.2 million in 2006 and by $5.3 million in 2005 primarily due to the timing of payments and the reduced level of operating activities at June 30, 2006;

•	Accounts payable, which decreased by $0.3 million in 2006, increased by $2.3 million in 2005 primarily due to the timing of payments and the reduced level of operating activities at June 30, 2006; and

•	Receivables, which increased by $5.6 million in 2006 and by $9.7 million in 2005 primarily due to reduced revenues earned from the U.S. government and the timing of payments received.

Net cash provided by investing activities consisted primarily of the $76.5 million in net proceeds from the sale of our Celltrion common stock net of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in the six months ended June 30, 2006 and 2005 were made in connection with the expansion of the Korean manufacturing facility (zero and $22.4 million, respectively) and research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities ($0.7 million and $4.8 million, respectively). In addition, during the six months ended June 30, 2006 and 2005 we purchased $1.4 million and $1.5 million of software related to the implementation of a new enterprise resource planning system. We expect minimal capital expenditures during the remainder of 2006 because the California manufacturing facilities are now substantially complete and Celltrion is no longer consolidated.

Net cash provided by our financing activities decreased to $22.9 million in the six months ended June 30, 2006 from $49.6 million in the comparable period in 2005. In February 2006, we raised net proceeds of $25.2 million through a private placement of 3,500,000 shares of our common stock at $7.70 per share at a discount to the $9.20 per share closing price. In April 2005, we raised net proceeds of $29.7 million through a private placement of the Notes due April 1, 2010. In March 2005, Celltrion issued 1,949,700 shares of preferred stock at a price of 5,000 Korean Won ($4.99 equivalent) per share, resulting in proceeds of 9,749 million Korean Won ($9.5 million equivalent). In January 2003, Celltrion obtained collaterized long-term financing of 52,000 million Korean Won (equivalent to $44.2 million) with a nine-year term from a Korean bank, or Loan. Funds from the Loan, $10.5 million in the six months ended June 30, 2005, were used for construction of the Incheon administration buildings and manufacturing facility.

At June 30, 2006, $82.3 million, or 59%, of our assets consisted of cash, cash equivalents and investment securities. We had working capital of $69.9 million at June 30, 2006, compared to $6.4 million at June 30, 2005. This $63.5 million increase in working capital is primarily due to the following:

•	Cash, cash equivalents and investment securities, which increased by $45.9 million primarily as a result of the June 2006 sale of 3.6 million shares of Celltrion common stock, net of operating losses;

•	Due to related parties, which decreased by $12.8 million primarily as a result of the deconsolidation of Celltrion effective July 1, 2005;

•	Current obligations, which decreased by $7.2 million primarily as a result of the deconsolidation of Celltrion effective July 1, 2005;

•	Receivables, which decreased by $5.4 million primarily due to reduced revenues earned from the U.S. government; and

•	Accrued and other current liabilities, which decreased by $5.5 million primarily due to the timing of payments.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

                    Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At June 30, 2006, we held available-for-sale securities in the principal amount of $0.8 million. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2006, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

                    Indebtedness

At June 30, 2006, our outstanding non-current liabilities include $31.5 million of our Notes due April 1, 2010 which we sold in a private placement in April 2005. As the Notes bear interest at a fixed rate, our interest expense under the Notes would not be affected by interest rate changes. As of June 30, 2006, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

                    Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion. Our investment in this international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially affected by changes in these or other factors. As exchange rates vary, our share in Celltrion’s results, when translated, may vary from expectations and could adversely impact overall profitability. If market foreign currency exchange rates were to change the impact would be reflected in the balance of our investment in Celltrion and in accumulated other comprehensive income. Such a change would not have a significant effect on our operations or cash flows. As of June 30, 2006, we did not invest in derivative financial instruments, currency swaps or other investments that alter foreign currency exposure.

                    Derivative Valuation Risk

The terms of our Notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other expense of $1.9 million and $1.5 million for the three and six months ended June 30, 2006, respectively. At June 30, 2006, the embedded derivative liability was valued at $4.4 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. The inputs for the valuation analysis of the derivatives include the probabilities of certain triggering events, which we believed to be unlikely as of June 30, 2006. A change in this probability and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.

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

We previously identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2006, we instituted a new enterprise resource planning system, primarily used for automated general ledger and accounts payable transactions. Our internal control over financial reporting has been altered accordingly for this change in accounting system. There have been no other significant changes in our internal control over financial reporting during the three months ended June 30, 2006. We continue to develop our control procedures surrounding the implementation of our new accounting system and we continue to develop a remediation plan to address our previously disclosed material weaknesses in our internal control over financial reporting. The development of our remediation plan is described Item 9A of our 2005 10-K. We expect that the implementation of this plan will extend throughout 2007.

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

We do not have current financial statements, and therefore you are not able to evaluate our current financial condition or operating history and results.*

We have had to restate certain historical financial statements and have engaged our new independent registered public accounting firm to reaudit those financial statements. In July 2004, we announced that we were reauditing and restating our financial statements for the fiscal years ended December 31, 2003 and 2002 because we determined that we should recognize revenue from certain government contracts as costs were incurred, instead of after completing contract milestones. In October 2004, we announced that we would also be reauditing and restating our financial statements for the fiscal year ended December 31, 2001. In connection with the restatement of our financial statements for the fiscal year ended December 31, 2001, we also made adjustments to our balance sheet as of December 31, 2000. In July 2005, we concluded that our historical accounting for our 2002 investment in Celltrion was also not in conformity with generally accepted accounting principles in the United States of America, or U.S. GAAP, and was, therefore, inappropriate. Our 2002 and 2003 restated financial statements reflect the recording of our investment in Celltrion at fair value and the recognition of our share of Celltrion’s net losses using the equity method of accounting. This process has taken additional time to complete and has delayed the completion of the reaudit and restatement of our financial statements.

From January 1, 2004 to June 30, 2005, we were required to consolidate Celltrion’s financial statements into our own. From July 1, 2005 to June 30, 2006, we were required to account for our investment in Celltrion under the equity method. Celltrion maintains its records in accordance with Korean accounting principles; however, we require financial statements that are prepared in accordance with U.S. GAAP and which have been audited in conformity with U.S. Auditing Standards. Celltrion maintains its records in accordance with Korean accounting principles; however, we require financial statements that are prepared in accordance with U.S. GAAP and which have been audited in conformity with U.S. Auditing Standards. Celltrion’s internal control over financial reporting may be insufficient to enable them to report their interim U.S. GAAP financial results to us on a timely basis.

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

We will need to raise additional capital, and any inability to raise required funds could harm our business.*

In February 2006, we raised net proceeds of $25.2 million through a private placement to a group of accredited institutional investors. In June 2006, we received gross proceeds of $79.0 million from the sale of 3.6 million shares of our Celltrion common stock. We also provided the buyers with the right through the end of 2006 to purchase our 2.2 million remaining shares of Celltrion common stock at a price of 22,000 Korean Won, or Option. If exercised in its entirety, the Option could result in potential gross proceeds of $51.0 million (translated at June 30, 2006). We will, however, still need to raise substantial additional capital in order to satisfy the requirements under the SNS Contract for acceptance of our anthrax vaccine and to continue operations. We may attempt to raise these funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including the sale of all or a portion of our interest in Celltrion. The reaudit of our financial statements for the three years ended December 31, 2003, the resulting restatement of periodic reports previously filed with the SEC, the lapsing of our resale registration statements, the extended period while we have not been current in our SEC reporting and the delisting of our common stock will likely have an adverse impact on whether financing will be available or the terms of that financing.

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

We have only a limited operating history and we expect to continue to generate operating losses.

To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, we have not been profitable from operations, and we cannot be certain that we will ever achieve or sustain operating profitability. We have a large accumulated deficit. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve operating profitability will depend, in part, on our ability to procure future contracts to supply the anthrax and smallpox vaccines to the U.S. government, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products directly or through business partners. We cannot assure you that we will be able to accomplish any of these objectives.

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

If a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination could result in liabilities in excess of our insurance coverage. We currently have product liability insurance, including clinical trial liability, in the amount of $25.0 million for our anthrax and smallpox programs. Additionally, we are applying for indemnification under the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 which preempts and modifies tort laws so as to limit the claims and damages potentially faced by companies who provide certain “qualified” anti-terrorism products. However, we cannot be certain that our current insurance can be maintained, or that additional insurance coverage could be obtained on acceptable terms, if at all.

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

Currently, our common stock is traded over the counter, or OTC, and is quoted on the OTC Pink Sheets LLC. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. As such, the trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and June 30, 2006, the closing price of our common stock, as quoted on the Pink Sheets, has ranged from a high of $18.55 per share to a low of $3.38 per share.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

          (a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

(Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1	Modification #01 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated May 5, 2006.*	8-K	0-26483	5-11-06	10.1

10.2	Share Purchase Agreement, between Nexol Co., Ltd., Nexol Biotech Co., Ltd., Nexol Venture Capital Co., Ltd. and VaxGen, Inc., dated June 28, 2006.	8-K	0-26483	7-06-06	10.1

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification					X

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