Form 10-Q
period 2006-09-30
VAXGEN INC
filed 2007-08-30
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

VaxGen, Inc.

Form 10-Q

For the Quarter Ended September 30, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents:
Cash and commercial paper	$24,935	$1,901
Reverse repurchase agreements	23,207	2,659

Total cash and cash equivalents	48,142	4,560
Investment securities	11,261	12,466
Accounts receivable	1,700	1,820
Unbilled accounts receivable	7,077	1,455
Due from related party	518	901
Prepaid expenses and other current assets	2,960	4,638

Total current assets	71,658	25,840
Investment in affiliate	7,216	17,761
Property and equipment	29,926	32,275
Restricted cash	2,851	3,278
Other assets	2,185	2,679

Total assets	$113,836	$81,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,220	$10,005
Accrued and other current liabilities	5,196	11,272
Derivative liability	4,583	2,925
Due to related parties	34	—

Total current liabilities	14,033	24,202
Convertible senior subordinated notes	30,232	29,967
Deferred rent and other liabilities	4,018	3,519

Total liabilities	48,283	57,688

Contingencies (Note 11 and 13)

Stockholders’ equity:
Common stock	331	296
Additional paid-in capital	298,770	266,248
Deferred stock compensation	—	(348)
Accumulated deficit	(236,328)	(248,090)
Accumulated other comprehensive income	2,780	6,039

Total stockholders’ equity	65,553	24,145

Total liabilities and stockholders’ equity	$113,836	$81,833

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues:
Research contracts and grants	$2,060	$6,093	$11,953	$23,720
Related party services	296	282	1,316	282

Total revenues	2,356	6,375	13,269	24,002

Operating expenses:
Research and development	11,158	15,476	39,128	48,982
General and administrative	6,496	7,950	20,882	24,062

Total operating expenses	17,654	23,426	60,010	73,044

Loss from operations	(15,298)	(17,051)	(46,741)	(49,042)

Other income (expense):
Interest expense	(613)	(642)	(1,857)	(1,756)
Interest income and other	981	182	1,432	649
Valuation adjustments	(195)	626	(1,658)	450
Equity in loss of affiliate	—	(1,055)	(5,290)	(1,055)
Gain on foreign currency transactions	—	1,050	4,678	1,050
Gain on sale of investment of affiliate	—	11,196	61,198	11,196

Total other income, net	173	11,357	58,503	10,534

Net income (loss) before minority interest	(15,125)	(5,694)	11,762	(38,508)
Minority interest in loss of variable interest entity	—	—	—	4,109

Net income (loss)	$(15,125)	$(5,694)	$11,762	$(34,399)

Net income (loss) per share
Basic	$(0.46)	$(0.19)	$0.36	$(1.16)

Diluted	$(0.46)	$(0.19)	$0.36	$(1.16)

Weighted average shares used in computing basic and diluted net income (loss) per share
Basic	33,107	29,607	32,594	29,597

Diluted	33,107	29,607	32,761	29,597

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$11,762	$(34,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment	(61,198)	(11,196)
Gain on foreign currency transactions	(4,678)	(1,050)
Equity in loss of affiliate	5,290	1,055
Valuation adjustments	1,658	(450)
Minority interest in loss of variable interest entity	—	(4,109)
Depreciation and amortization	4,665	3,566
Stock-based compensation	2,434	4,776
Amortization of premiums and discounts on investment securities	(27)	95
Non-cash interest expense	532	353
Changes in assets and liabilities:
Receivables	(5,502)	(1,270)
Prepaid expenses and other current assets	(1,295)	(1,903)
Accounts payable	(5,796)	960
Accrued and other current liabilities	(7,029)	8,848
Due to/from related parties	417	(432)
Deferred rent and other liabilities	1,195	639

Net cash used in operating activities	(57,572)	(34,517)

Cash flows from investing activities:
Purchase of property and equipment	(2,316)	(31,845)
Proceeds from sale of affiliate stock	76,472	2,049
Purchase of affiliate stock	—	(1,152)
Purchase of investment securities	(11,237)	—
Proceeds from sale and maturities of investment securities	12,532	13,567
Cash used in deconsolidation of variable interest entity	—	(3,811)
Change in restricted cash	427	(2,142)
Other	227	(1,916)

Net cash provided by (used in) investing activities	76,105	(25,250)

Cash flows from financing activities:
Proceeds from private placements, net	25,226	9,482
Proceeds from convertible debt and derivative liability, net	—	29,722
Proceeds from non-current obligations	—	10,493
Other	(177)	(79)

Net cash provided by financing activities	25,049	49,618

Increase (decrease) in cash and cash equivalents	43,582	(10,149)
Cash and cash equivalents at beginning of period	4,560	20,698

Cash and cash equivalents at end of period	$48,142	$10,549

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization

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

The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

In September 2005, VaxGen entered into an agreement to sell 1.2 million of its shares in Celltrion to a group of Korean investors. Nexol Co., Ltd, or Nexol, purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon the reconsideration event, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with Interpretation No. 46, Consolidation of Variable Interest Entities was originally issued by the Financial Accounting Standards Board, or FASB, in January 2003 and was revised in December 2003, referred to, as revised, as FIN 46R, Celltrion has been deconsolidated from VaxGen effective July 1, 2005. From July 1, 2005 through June 30, 2006 VaxGen’s investment in Celltrion was accounted for under the equity method.

In June 2006, VaxGen entered into agreements to sell and option its remaining Celltrion common stock to Nexol and its affiliates. As a result of these agreements, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. In September 2006, the joint venture agreement between VaxGen and the Korean Investors was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1 2006, VaxGen is accounting for its investment in Celltrion under the cost method. At September 30, 2006, VaxGen’s ownership interest in Celltrion was 8%.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report of Form 10-K for the year ended December 31, 2005 and have not changed significantly as of September 30, 2006, with the exception of the following:

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

          Investment in Affiliate

The Company uses the cost method of accounting where it is unable to exert significant influence over the investee. Significant influence is generally deemed to exist where the Company has an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee’s Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Under the cost method, the investment in affiliate balance will not be adjusted for Celltrion’s operating results. VaxGen regularly reviews its investment in Celltrion for impairment and did not recognize any other-than-temporary declines in its investment in affiliate.

          Stock-Based Compensation

In January 2006, the Company adopted the fair value recognition provision of Financial Accounting Standards, or FAS. No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options made to the Company’s employees and directors. Under the fair value recognition provision of FAS 123R, stock-based compensation is measured at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award. The Company uses the Black-Scholes valuation model to measure the fair value of its stock-based awards utilizing various assumptions with respect to stock price volatility, forfeiture rates, risk-free interest rates and expected life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation may differ materially in the future from that recorded in the current period.

The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Upon the adoption of FAS 123R in January 2006, the deferred stock compensation balance of $0.3 million was reclassified to additional paid-in-capital. The Company adopted the short-cut method for calculating the beginning balance of the additional paid in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R. The Company has not recognized excess tax benefits related to employee stock-based compensation and, therefore, does not currently have an APIC Pool because the related deductions are embedded in the Company’s net operating loss carryforwards.

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

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts, estimated on the date of grant using the Black-Scholes option pricing model, indicated below (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss – as reported	$(5,694)	$(34,399)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	878	4,574
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(2,124)	(9,222)

Net loss – pro forma	$(6,940)	$(39,047)

Net loss per share –basic and diluted, as reported	$(0.19)	$(1.16)
Net loss per share –basic and diluted, pro forma	$(0.23)	$(1.32)

During the nine months ended September 30, 2005, there were no stock options granted by VaxGen and there were no enrollments in the Employee Stock Purchase Plan. See Note 8, Stock Options, for a further discussion regarding stock-based compensation.

          Income Taxes

The effective tax rates and resulting income tax provision (benefit) used in interim periods are based on the Company’s projections for the balance of the year. To the extent that actual results differ from those projections, the effective income tax rate and resulting income tax provision (benefit) may change.

          New Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation Number, or FIN, 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2007. The Company does not expect the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of adopting FAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff’s views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements — Materiality, or SAB 99, Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with the Company’s year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Accordingly, if the use of the dual approach results in a larger, material misstatement, the Company will have to adjust its financial statements. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Basic net income (loss) per share is calculated based on net income (loss) and the weighted-average number of shares of common stock outstanding during the reported period. Diluted net income (loss) per share is calculated by increasing the weighted-average number of common shares outstanding during the period- if not anti-dilutive- by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, common stock warrants and convertible senior subordinated debt) is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation as required by FAS 123R in the three and nine months ended September 30, 2006. A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	33,107	29,607	32,594	29,597
Dilutive potential common shares used in computing diluted net income (loss) per share	—	—	167	—

Total weighted-average number of shares used in computing diluted net income (loss) per share	33,107	29,607	32,761	29,597

Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For all periods presented, the following potential common shares were excluded from the computation of diluted net loss per share, as their effect was antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Options to purchase common stock	4,399	4,518	3,604	4,518
Warrants to purchase common stock	2,009	959	2,009	959
Convertible senior subordinated notes	2,134	2,134	2,134	2,134

Total	8,542	7,611	7,747	7,611

4.	Comprehensive Income (Loss)

Comprehensive income (loss) combines net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net income (loss)	$(15,125)	$(5,694)	$11,762	$(34,399)
Foreign currency translation adjustments	—	(7,505)	(3,326)	147
Unrealized gains (losses) on investment securities	(6)	21	67	(38)

Comprehensive income (loss)	$(15,131)	$(13,178)	$8,503	$(34,290)

5.	Balance Sheet Components

          Cash Equivalents

At September 30, 2006 and December 31, 2005, the Company maintained $23.2 million and $2.7 million, respectively, of its cash equivalents in overnight Reverse Repos.

          Restricted Cash

At September 30, 2006 and December 31, 2005, VaxGen had restricted cash of $3.4 million and $3.3 million, respectively, as compensating balances to support outstanding letters of credit. The letters of credit relate to the Company’s facilities leases and utility services and are renewed annually. At September 30, 2006, the restrictions on $0.5 million of restricted cash are expected to be removed during 2007 and accordingly are included in other current assets.

          Accrued and Other Current Liabilities

In December 2004, the National Institute of Allergy and Infectious Diseases, or NIAID, terminated, for its convenience, a portion of the 2003 Anthrax Contract and redirected the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged. The portion of the contract which was terminated included activities VaxGen had subcontracted to a fill/finish service provider. In March 2006, VaxGen agreed to pay this fill/finish service provider $1.5 million for costs relating to the termination of the subcontract, which are not reimbursable under the terms of VaxGen’s contract with NIAID.

During June 2006, VaxGen sold 3.6 million shares of its Celltrion common stock. VaxGen also provided the buyers with the right through the end of 2006 to purchase VaxGen’s 2.2 million remaining shares of Celltrion common stock at a price of 22,000 Korean Won, or Option, VaxGen determined the fair value of this Option to be $1.1 million and accordingly deferred this amount of the June 2006 gain until the exercise or expiration of the Option.

The Company’s accrued and other current liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Employment benefits	$1,934	$6,380
Option to sell investment in affiliate	1,130	—
Clinical trial expenses	855	829
Sub-contractor settlement	450	1,530
Other	827	2,533

	$5,196	$11,272

6.	Related Party Transactions

VaxGen provides services to assist Celltrion with their operations. VaxGen is paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.3 million and $1.3 million of revenue from Celltrion during the three and nine months ended September 30, 2006, respectively. These services were considered to be inter-company from January 1, 2005 through June 30, 2005, while Celltrion was consolidated with VaxGen, and therefore were eliminated. VaxGen recognized $0.2 million of revenue from Celltrion during the three and nine months ended September 30, 2005.

In February 2006, Celltrion and VaxGen entered into an agreement, or Agreement to Provide U.S. GAAP Financial Information, whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen will compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on June 30, 2006) per year and shall be subject to VaxGen’s approval. During the three and nine months ended September 30, 2006, the Company incurred $0.5 million and $1.9 million of expenses under these agreements.

7.	Common Stock Offerings

          Common Stock

VaxGen completed the following private placement of common stock during the nine months ended September 30, 2006:

Date	Sales Price Per Share	Closing Price Per Share	Shares	Net Proceeds (in thousands)

February 10, 2006	$7.70	$9.20	3,500,000	$25,226

Financing costs associated with this private placement were $1.7 million. In connection with this financing, VaxGen issued to the accredited institutional investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because VaxGen did not file all of its delinquent periodic reports with the SEC by September 30, 2006 the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share. If VaxGen does not file all of its delinquent periodic reports with the SEC by January 31, 2007, the warrants will become exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share. See Note 13, Subsequent Events, for a further discussion regarding warrants.

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

          Inducement Stock Options

In September 2001, VaxGen granted employment inducement stock options exercisable for 400,000 shares of VaxGen common stock outside the Plan to a newly hired executive with an exercise price of $14.90 per share. In October 2004, VaxGen granted two stock options exercisable for 120,000 shares and 30,000 shares, respectively, outside the Plan to a new executive and a new director with an exercise price of $11.40 per share and $12.27 per share, respectively. These options were granted without stockholder approval, but pursuant to Nasdaq Marketplace Rules, on terms that are substantially in accordance with VaxGen’s standard stock option terms for employees. As of September 30, 2006, none of these stock options have been exercised or repurchased; however, 67,500 of these options were canceled during 2006 upon the termination of the executive to whom one of the options had been granted.

The following is a summary of VaxGen’s stock option activity (including the inducement stock options) and related information for the years ended December 31:

	2005		2004

	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price

Balance at beginning of year	4,634,671	$10.66	3,746,689	$10.37
Granted	—	—	1,169,178	11.39
Exercised	—	—	(135,138)	7.57
Forfeited	(151,114)	11.14	(146,058)	11.92

Balance at end of year	4,483,557	10.64	4,634,671	10.66

Options exercisable at year end	3,685,372	10.91	2,734,164	11.41

The following table summarizes information about VaxGen’s stock options granted during the years ended December 31:

	2005		2004

Exercise price on grant date	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price

Equals market price	$—	$—	$ 9.27	$12.19
Is below market price	—	—	10.13	10.94

During the year ended December 31, 2005, no stock options were granted. During the year ended December 31, 2004, 745,500 options were granted at an exercise price below market price.

During the nine months ended September 30, 2006, the Company granted an option for 120,000 shares of VaxGen common stock to a newly hired executive at an exercise price of $8.58 per share which was equal to the fair market value on the date of grant. The fair value of this option on the date of grant was $0.8 million. The option vests over four years with 25% of the shares vesting on the one-year anniversary date and the remaining shares vesting in equal monthly installments over the subsequent three years. At the time of the grant, neither the options nor the shares of the common stock issuable upon exercise of the options were registered under the Securities Act of 1933, or Securities Act, VaxGen granted these options in a transaction exempt from the registration requirements of the Securities Act by virtue of the exemption provided for in Section 4(2) of the Act.

The following is a summary of VaxGen’s stock option activity and related information for the nine months ended September 30, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at January 1, 2006	4,483,557	$10.64
Granted	120,000	8.58
Forfeited	(205,032)	10.75

Balance at September 30, 2006	4,398,525	10.58	1.9	$137,551

Options exercisable at September 30, 2006	4,004,418	10.70	1.9	$132,885

* Based upon the closing price of the Company’s common stock of $4.55 on September 30, 2006.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the three months ended September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based upon the fair market value of the Company’s common stock. The Company issues new shares upon the exercise of options.

As of September 30, 2006, there was approximately $2.4 million, net of expected forfeitures, of total unrecognized stock-based compensation related to unvested arrangements granted under the Company’s equity-based incentive plans. As of that date, this cost was expected to be recognized over a weighted average period of 2.0 years. There were no options exercised during the nine months ended September 30, 2006 and 2005, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 was $1.9 million.

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

          Non-cash Compensation Expense

Non-cash compensation expense for the three and nine months ended September 30, 2006 was $0.6 million and $2.4 million, respectively. Non-cash compensation expense for the three and nine months ended September 30, 2005 was $0.9 million and $4.8 million, respectively. Such expense was primarily related to fair-value compensation of stock options in 2006 as well as stock modifications. In 2005, the Board of Directors authorized a modification to options held by employees who left the Company such that the exercisability of the options were extended from 90 days following termination to 90 days following listing on a national securities exchange. In February 2006, the Company further modified the period of exercisability from 90 days following listing on a national securities exchange to 30 days following listing on a national securities exchange. The Company recorded a non-cash expense for these modifications of $0.1 million and $0.4 million during the three and nine months ended September 30, 2006, respectively. The Company recorded a non-cash expense for these modifications of $0.6 million and $3.5 million during the three and nine months ended September 30, 2005, respectively. See Note 9 for a further discussion regarding non-cash compensation.

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

Nine Months Ended September 30, 2006

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

The impact on consolidated results of operations of recording stock-based compensation for the three and nine months ended September 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Research and development	$407	$1,627
General and administrative	261	807

Effect on net income (loss)	$(668)	$(2,434)

Effect on net income (loss) per share, basic	$(0.02)	$(0.07)
Effect on net income (loss) per share, diluted	$(0.02)	$(0.07)

9.	Employee Stock Purchase Plan

The Company’s 2001 Purchase Plan, or ESPP, is implemented by a series of 24-month offering periods, each referred to as an Offering Period and collectively referred to as Offering Period. Offering Periods were suspended effective July 1, 2004 as a result of the Company’s delisting in August 2004. The Board of Directors approved the extension of the Offering Periods ended in March 2005, June 2005 and September 2005 which resulted in a modification of the terms. During the three months ended September 30, 2005, the Company recorded $0.5 million in non-cash research and development compensation expense and $0.1 million in non-cash general and administrative compensation expense for this modification. During the nine months ended September 30, 2005, the Company recorded $2.7 million in non-cash research and development compensation expense and $0.8 million in non-cash general and administrative compensation expense for this modification. In November 2005, the Company terminated the ESPP.

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

During June 2006, VaxGen received gross proceeds of $79.0 million from the sale of 3.6 million shares of its Celltrion common stock to Nexol and its affiliates. The Company’s basis in the 3.6 million shares sold in June 2006 was $11.8 million. VaxGen recognized $4.9 million of expenses associated with this sale, resulting in a net gain on the sale of investment in affiliate of $61.2 million. VaxGen also provided the buyers with the right through the end of 2006 to purchase VaxGen’s 2.2 million remaining shares of Celltrion common stock at a price of 22,000 Korean Won, or Option. If exercised in its entirety, the Option could result in potential gross proceeds of $51.2 million (translated at September 30, 2006). The Company used the Black-Scholes valuation model to measure the fair value of the Option utilizing various assumptions with respect to stock price volatility and risk-free interest rates. VaxGen determined the fair value of this Option to be $1.1 million and accordingly deferred this amount of the June 2006 gain in accrued and other current liabilities until the exercise or expiration of the Option.

The unaudited condensed consolidated financial statements include the accounts of VaxGen and Celltrion from January 1, 2004 through June 30, 2005. From July 1, 2005 through June 30, 2006, VaxGen’s investment in Celltrion was accounted for under the equity method. As a result of the June 2006 sale of Celltrion common stock, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, VaxGen accounted for its investment in Celltrion under the cost method.

Summarized selected financial information used when equity method of accounting was applied for the six months ended June 30, 2006 (prior to using the cost method for Celltrion beginning on July 1, 2006) and the three months ended September 30, 2005 (after Celltrion was deconsolidated on July 1, 2005) is as follows (in thousands):

	2005	2006

Operating expenses	$3,814	$22,953

Loss from operations	(3,814)	(22,953)
Other expense	(324)	(2,825)

Net loss	$(4,138)	$(25,778)

The results of operations of Celltrion for the six months ended June 30, 2005 (while Celltrion was consolidated from January 1 to June 30) are as follows (in thousands):

2005

Operating expenses:
Research and development	$1,611
General and administrative	3,939

Loss from operations	(5,550)
Other expense	(547)

Net loss	$(6,097)

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

12.     Segment Information

The Company’s segment information has been prepared in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to January 1, 2004 and since July 1, 2005, the Company operated in one business segment. As a result of the consolidation of Celltrion in 2004 and the deconsolidation of Celltrion in 2005, from January 1, 2004 to June 30, 2005, the Company operated in two business segments. Therefore, for the three and nine months ended September 30, 2006 and the three months ended September 30, 2005, the Company operated in one segment. For the nine months ended September 30, 2005 the Company operated in two segments through June 30, 2005. VaxGen’s business segment is the development of vaccines that immunize against infectious disease and Celltrion’s is mammalian cell culture biomanufacturing. Each segment has discrete financial information and its own management structure. All of VaxGen’s operating assets are located in the United States of America. At December 31, 2005 and September 30, 2006 VaxGen operated in one segment and therefore balance sheet segment information is not presented below.

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily the U.S. Department of Health and Human Services, or HHS, NIH and related entities. From its inception through its deconsolidation from VaxGen as of July 1, 2005, Celltrion had not earned any revenues.

Information regarding the segments is stated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

Revenues	2006	2005	2006	2005

VaxGen	$2,356	$6,375	$13,269	$24,129
Eliminations	n/a	n/a	n/a	(127)

Total	$2,356	$6, 375	$13,269	$24,002

	Three Months Ended September 30,		Nine Months Ended September 30,

Depreciation and Amortization	2006	2005	2006	2005

VaxGen	$1,588	$1,097	$4,665	$2,959
Celltrion	n/a	n/a	n/a	1,538
Eliminations	n/a	n/a	n/a	(931)

Total	$1,588	$1,097	$4,665	$3,566

	Three Months Ended September 30,		Nine Months Ended September 30,

Interest Expense	2006	2005	2006	2005

VaxGen	$613	$642	$1,857	$1,232
Celltrion	n/a	n/a	n/a	524

Total	$613	$642	$1,857	$1,756

	Three Months Ended September 30,		Nine Months Ended September 30,

Equity in Loss of Affiliate	2006	2005	2006	2005

VaxGen (in Celltrion)	$—	$(1,055)	$(5,290)	$(3,081)
Eliminations	n/a	n/a	n/a	2,026

Total	$—	$(1, 055)	$(5,290)	$(1,055)

	Three Months Ended September 30,		Nine Months Ended September 30,

Net Income (Loss)	2006	2005	2006	2005

VaxGen	$(15,125)	$(5,694)	$11,762	$(34,308)
Celltrion	n/a	n/a	n/a	25,617
Eliminations	n/a	n/a	n/a	(25,708)

Total	$(15,125)	$(5,694)	$11,762	$(34,399)

	Three Months Ended September 30,		Nine Months Ended September 30,

Purchases of Property and Equipment	2006	2005	2006	2005

VaxGen	$(256)	$(3,085)	$(2,316)	$(9,379)
Celltrion	n/a	n/a	n/a	(22,466)

Total	$(256)	$(3,085)	$(2,316)	$(31,845)

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

In November 2004, the Company was awarded a contract for $877.5 million to provide 75 million doses of its recombinant anthrax vaccine to the U.S. government Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract, In November 2006, VaxGen received a clinical hold notification from the Food and Drug Administration that postponed the initiation of the second Phase 2 trial for its investigational anthrax vaccine, rPA102. On December 19, 2006, HHS terminated for default the SNS Contract. HHS based the decision on its determination that VaxGen “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required VaxGen to initiate a clinical trial of the vaccine candidate by December 18, 2006.

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

In September 2002, we were awarded a $20.9 million cost-plus contract, or 2002 Anthrax Contract, from the National Institute of Allergy and Infectious Diseases, or NIAID, to develop a new anthrax vaccine candidate and to create a feasibility plan for how we would manufacture an emergency stockpile of 25 million doses of the vaccine. On September 30, 2003, NIAID awarded us a second cost-plus contract, or 2003 Anthrax Contract, valued at $80.3 million for the advanced development of our anthrax vaccine candidate (collectively “Anthrax Contracts,

In November 2004, we were awarded a contract for $877.5 million to provide 75 million doses of our recombinant anthrax vaccine to the U.S. government Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract. In November 2006, we received a clinical hold notification from the Food and Drug Administration that postponed the initiation of the second Phase 2 trial for our investigational anthrax vaccine, rPA102. On December 19, 2006, the U.S. Department of Health and Human Services, or HHS, terminated for default the SNS Contract. HHS based the decision on its determination that we “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required us to initiate a clinical trial of the vaccine candidate by December 18, 2006. Following the HHS decision, we ceased actively developing rPA102, scaled back our biodefense activities and are actively pursuing strategic and other alternatives.

Celltrion

Prior to implementing the consolidation provisions within Interpretation No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, was originally issued by the Financial Accounting Standards Board, or FASB, in January 2003 and was revised in December 2003 (as revised, “FIN 46R, on January 1, 2004, we had reflected our investment in Celltrion, Inc., or Celltrion, in our consolidated financial statements using the equity method. In September 2005, we entered into agreements to sell 1.2 million of our shares in Celltrion to a group of Korean investors and raise $15.1 million in gross proceeds. Nexol Co., Ltd, or Nexol, purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from VaxGen. From July 1, 2005 through June 30, 2006 our investment in Celltrion was accounted for under the equity method.

In June 2006, we entered into agreements to sell and option our remaining Celltrion common stock to Nexol and its affiliates. We received gross proceeds of $79.0 million from the sale of 3.6 million shares of our Celltrion common stock. We recognized $4.9 million of expenses associated with this sale, resulting in a net gain on the sale of investment in affiliate of $61.2 million. As a result of these agreements, we were no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint an executive officer. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, we account for our investment in Celltrion under the cost method. At September 30, 2006, our ownership interest in Celltrion was 8%.

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

See Note 13, Subsequent Events, to the unaudited condensed consolidated financial statements for more information regarding events occurring after September 30, 2006.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters and Nine Months Ended September 30, 2006 and 2005

          Revenues

	Three Months Ended September 30,		Percent change 2006/2005	Nine Months Ended September 30,		Percent change 2006/2005

	2006	2005		2006	2005

	(in thousands)			(in thousands)
Revenues	$2,356	$6,375	(63%)	$13,269	$24,002	(45%)

Research contracts and grants revenue in the three and nine months ended September 30, 2006 and 2005 were primarily from our Anthrax Contracts principally reflecting work performed for NIAID. In 2006, NIAID-related activities decreased from the comparable period in the prior year as our efforts shifted from work done under the Anthrax Contracts to work under the SNS Contract. Related party services revenues were earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and construction of Celltrion’s manufacturing facility. VaxGen recognized $0.3 million and $1.3 million of revenue from Celltrion during the three and nine months ended September 30, 2006. These services were considered to be inter-company from January 1, 2005 through June 30, 2005, while Celltrion was consolidated with VaxGen, and therefore were eliminated. VaxGen recognized $0.2 million of revenue from Celltrion during the three and nine months ended September 30, 2005. The amounts earned vary with the level of services required. Celltrion did not earn any revenues during these periods.

Revenues earned in one period are not indicative of revenues to be earned in future periods. We expect future quarters’ revenues to be progressively less, as efforts shift from work done under the Anthrax Contracts to work under the SNS Contract or otherwise unfunded by NAIAD.

          Research and development expenses

	Three Months Ended September 30,		Percent change 2006/2005	Nine Months Ended September 30,		Percent change 2006/2005

	2006	2005		2006	2005

	(in thousands)			(in thousands)
Research and development expenses	$11,158	$15,476	(28%)	$39,128	$48,982	(20%)

Research expenses include costs associated with research and testing of our product candidates prior and include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. Product development expenses include costs of preclinical development and conducting clinical trials, costs of internal personnel, drug supply costs, research fees charged by outside contractors, allocated overhead and co-development costs.

The decrease of $4.3 million in research and development expenses in the three months ended September 30, 2006 over the comparable period in 2005 was primarily due to:

•	Costs for materials and supplies, which decreased by $2.7 million primarily associated with reduced activities related to our Anthrax Contracts;

•

Non-cash compensation charges, which decreased by $2.7 million. In 2006, we recorded $0.3 million due to the adoption of FAS 123R. In 2005, we recorded $0.5 million due to the modification of offering periods under our employee stock purchase plan, or ESPP, and $2.5 million for 2005 ESPP bonuses when the Company terminated the plan;

•	Labor and related expenses, which decreased by $1.2 million primarily due to reductions in headcount since September 30, 2005;

•	Allocations from general and administrative expense for facilities and other overhead costs, which increased by $1.0 million due to changes in the relative headcounts by department; and

•	Insurance expenses, which increased by $1.3 million primarily due to a refund of errors and omissions insurance premiums in 2005 that did not reoccur in 2006.

The decrease of $9.9 million in research and development expenses in the nine months ended September 30, 2006 over the comparable period in 2005 was primarily due to:

•	Costs for materials and supplies, which decreased by $6.0 million primarily associated with reduced activities related to our Anthrax Contracts;

•

Non-cash compensation charges, which decreased by $3.9 million. In 2006, we recorded $1.3 million due to the adoption of FAS 123R. In 2005, we recorded $2.7 million due to the modification of offering periods in the ESPP and $2.5 million for 2005 ESPP bonuses when the Company terminated the plan;

•	Celltrion’s research and development expenses, which decreased by $1.6 million because effective July 1, 2005 Celltrion’s operating expenses were not included in our consolidated results;

•	Facility and other expenses, which decreased by $1.6 million primarily associated with reduced activities related to our Anthrax Contracts; and

•

Partially offset by, allocations from general and administrative expense for facilities and other overhead costs, which increased by $3.2 million due to changes in the relative headcounts by department.

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

          General and administrative expenses

	Three Months Ended September 30,		Percent change 2006/2005	Nine Months Ended September 30,		Percent change 2006/2005

	2006	2005		2006	2005

	(in thousands)			(in thousands)
General and administrative expenses	$6,496	$7,950	(18%)	$20,882	$24,062	(13%)

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The decrease in general and administrative expenses in the three months ended September 30, 2006 over the comparable period of 2005 was primarily due to:

•

Overhead costs allocated to research and development, which increased by $1.0 million in 2006 (reducing general and administrative expenses) resulting from changes in the relative headcounts by department; and

•

Non-cash compensation charges, which decreased by $0.7 million. In 2006, we recorded $0.2 million due to the adoption of FAS 123R. In 2005, we recorded $0.1 million in connection with the 2005 modification of offering periods of our ESPP and $0.8 million for 2005 ESPP bonuses when the Company terminated the plan;

The decrease in general and administrative expenses in the nine months ended September 30, 2006 over the comparable period of 2005 was primarily due to:

•	Celltrion’s general and administrative expenses, which decreased by $3.9 million due to Celltrion’s operating expenses were not included in our consolidated results effective July 1, 2005;

•

Reimbursements to Celltrion for 2006 costs for audits and reviews of financial statements prepared under generally accepted accounting principles in the United States of America, or U.S. GAAP, performed on our behalf of $1.8 million;

•	Labor and benefit expenses, which decreased by $0.3 million primarily due to lower bonuses;

•

Overhead costs allocated to research and development, which increased by $3.2 million in 2006 (reducing general and administrative expenses) resulting from changes in the relative headcounts by department;

•	Depreciation expense, which increased by $1.2 million due to expanded operations since September 30, 2005 and the implementation of our enterprise resource planning system; and

•

Occupancy costs, principally, rent and security services, which increased by $1.2 million due to our amended lease in April 2005 to secure space to support the production of our recombinant anthrax vaccine candidate as well as our other programs.

We expect that quarterly general and administrative expenses will be lower than the corresponding periods in 2005 during the remainder of 2006, but will continue to reflect the significant resources required to support our public reporting requirements.

          Other income (expense)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)
Interest expense	$(613)	$(642)	$(1,857)	$(1,756)
Interest income and other	981	182	1,432	649
Valuation adjustments	(195)	626	(1,658)	450
Equity in loss of affiliate	—	(1,055)	(5,290)	(1,055)
Gain on foreign currency transactions	—	1,050	4,678	1,050
Gain on sale of investment in affiliate	—	11,196	61,198	11,196

Other income, net	$173	$11,357	$58,503	$10,534

The decrease in other income of $11.2 million in the three months ended September 30, 2006 from the comparable period in 2005 was primarily due to:

•	Gain on sale of investment resulting from our 2005 sale of 1.2 million of our Celltrion common stock to Nexol and its affiliates for a gain of $11.2 million;

•	Realized foreign currency gains in 2005 primarily due to the collection of the proceeds from the sale of Celltrion common stock;

•

From July 1, 2005 through June 30, 2006, we recognized our share of Celltrion’s losses under the equity method. For the three months ended September 30, 2006, our investment in Celltrion was accounted for under the cost method;

•

Expenses for mark-to-market adjustments related to the valuation of our outstanding derivatives on our Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, changed primarily due to changes in the likelihood of a change in control potentially triggering the put option related to the Notes; and

•

Interest income and other increased primarily due to higher overall cash, cash equivalent and investment balances due to the cash flow from investing activities, primarily our sale of Celltrion stock in June 2006.

The increase in other income of $48.0 million in the nine months ended September 30, 2006 from the comparable period in 2005 was primarily due to:

•

Gain on sale of investment resulting from our June 2006 sale of 3.6 million of our Celltrion common stock to Nexol and its affiliates for gross proceeds of $79.0 million, net of $11.8 million in basis, $4.9 million in expenses and $1.1 million related to the option sold along with the shares. Whereas our 2005 sale of 1.2 million of our Celltrion common stock to Nexol and its affiliates was for a gain of $11.2 million;

•	Realized foreign currency gains increased primarily due to the collection of the 2005 and 2006 proceeds from the sale of Celltrion common stock;

•	From July 1, 2005 through June 30, 2006, we recognized our share of Celltrion’s losses under the equity method. For the six months ended June 30, 2005, Celltrion was consolidated with VaxGen;

•

Expenses for mark-to-market adjustments related to the valuation of our outstanding derivatives on our Notes changed primarily due to changes in the likelihood of a change in control potentially triggering the put option related to the Notes; and

•

Interest income and other increased primarily due to higher overall cash, cash equivalent and investment balances due to the cash flow from investing activities, primarily our sale of Celltrion common stock in June 2006.

We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances. Valuation adjustments will continue to be impacted by changes in our common stock price, our volatility and our expectations relative to a change in control. No changes in our debt levels are anticipated and therefore quarterly interest expense is expected to remain at the three months ended September 30, 2006 level throughout 2006. As a result of the sale of Celltrion common stock in June 2006, our accounting treatment for the remaining investment in Celltrion is recorded under the cost method; accordingly, we will no longer have further equity in loss of affiliate charges. In addition, if the option to purchase our remaining Celltrion shares is exercised prior to 2007, we would expect a significant gain from the sale and foreign currency transaction gains or losses.

          Minority interest in loss of variable interest entity

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)
Minority interest in loss of variable interest entity	$—	$—	$—	$4,109

Minority interest in loss of variable interest entity for the nine months ended September 30, 2005 reflects the interests of Celltrion’s other stockholders in the net loss of Celltrion. For the three and nine months ended September 30, 2006 and the three months ended September 30, 2005, Celltrion was not consolidated with VaxGen.

See Note 12, Segment Information, included in the notes to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report for segment information.

LIQUIDITY AND CAPITAL RESOURCES

	2006	2005

	(in thousands)
As of September 30:
Cash, cash equivalents and investment securities	$59,403	$23,234
Working capital	57,625	23,760

Nine months ended September 30:
Cash provided by (used in):
Operating activities	$(57,572)	$(34,517)
Investing activities	76,105	(25,250)
Financing activities	25,049	49,618
Capital expenditures (included in investing activities above)	(2,316)	(31,845)

Our primary financing requirements are for funding our day-to-day working capital requirements and capital equipment expenditures related to the manufacturing facilities in California. Through September 30, 2006, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible senior subordinated notes, sales of our Celltrion common stock as well as through revenues from research contracts and grants. From time-to-time, as part of our investment strategy, we enter into reverse repurchase agreements to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a purchase of securities and an agreement to resell the same securities at a later date at an agreed-upon price. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited, however, because we generally invest in overnight agreements.

In April 2005, we raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of Notes, due April 1, 2010. The Notes require us to make semi-annual payments of interest in cash at a rate of 5 1/2%, due April 1 and October 1. If a change in control occurs, as defined in the indenture, on or prior to the stated maturity of the Notes, the holders of the Notes may require under certain circumstances us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the stock price on the effective date of redemption is less than $12.30 per share, no make-whole premium will be paid. If the holders request such a repurchase, we or our successor entity, may choose to pay in cash, common stock or a combination of cash and common stock.

In September 2005, we entered into agreements to sell 1.2 million of our shares in Celltrion to a group of Korean investors and raised $15.1 million in gross proceeds. Nexol purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from VaxGen. From July 1, 2005 through June 30, 2006 our investment in Celltrion was accounted for under the equity method. In June 2006, we entered into agreements to sell and option our remaining Celltrion common stock to Nexol and its affiliates. We received gross proceeds of $79.0 million from the sale of 3.6 million shares of our Celltrion common stock. We recognized $4.9 million of expenses associated with this sale. As a result of these agreements, we were no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, we account for our investment in Celltrion under the cost method. At September 30, 2006, our ownership interest in Celltrion was 8%.

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

Net cash used in operating activities of $57.6 million and $34.5 million for the nine months ended September 30, 2006 and 2005, respectively, was primarily attributable to our operating losses although the effect of non-cash charges upon net cash used in operating activities was significant in both periods and included:

•

Valuation adjustment expense of $1.7 million and income of $0.4 million in the nine months ended September 30, 2006 and 2005, respectively, reflecting changes in the fair value of outstanding derivatives associated with our debt, primarily due to changes in the underlying assumptions in the valuations of the derivatives, including the probability of a change in control and the expected fair value of our common stock;

•

Minority interest in loss of variable interest entity of $4.1 million recognized in 2005 for their share of Celltrion’s net losses for the nine months ended September 30, 2005. As a result of the deconsolidation of Celltrion effective July 1, 2005, there are no comparable charges for the nine months ended September 30, 2006;

•

Depreciation and amortization of $4.7 million and $3.6 million for the nine months ended September 30, 2006 and 2005, respectively. The increase primarily reflects the California facility additions since September 30, 2005; and

•

Stock-based compensation expense of $2.4 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease from 2005 is primarily the result of modifications to the Company’s employee stock purchase plan in 2005.

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

Cash used in operating activities was also affected by the following:

•

Accrued and other current liabilities, which decreased by $7.0 million in 2006, increased by $8.8 million in 2005 primarily due to the timing of payments and the reduced level of operating activities at September 30, 2006;

•

Accounts payable, which decreased by $5.8 million in 2006, increased by $1.0 million in 2005 primarily due to the timing of payments and the reduced level of operating activities at September 30, 2006; and

•	Receivables, which increased by $5.5 million in 2006 and by $1.3 million in 2005 primarily due to the timing of payments received from the U.S. government.

Net cash provided by (used in) investing activities consisted primarily of the $76.5 million in net proceeds from the sale of our Celltrion common stock net of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in the nine months ended September 30, 2006 and 2005 were made in connection with the expansion of the Korean manufacturing facility (zero and $22.5 million, respectively) and research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities ($0.8 million and $6.3 million, respectively). In addition, during the nine months ended September 30, 2006 and 2005 we purchased $1.5 million and $3.0 million of software and services related to the implementation of a new enterprise resource planning system. We expect capital expenditures during the remainder of 2006 and 2007 to decrease substantially due to the deconsolidation of Celltrion. During the nine months ended September 30, 2005, we spent $1.2 million purchasing additional shares in Celltrion and sold some of our investment in Celltrion for $15.1 million, of which $2.0 million was collected during the period. As a result of the deconsolidation of Celltrion in 2005, our cash position was decreased by $3.8 million as of September 30, 2005.

Net cash provided by our financing activities decreased by $24.6 million in the nine months ended September 30, 2006 over the comparable period in 2005. In February 2006, we raised net proceeds of $25.2 million through a private placement of 3,500,000 shares of our common stock at $7.70 per share at a discount to the $9.20 per share closing price. In April 2005, we raised net proceeds of $29.7 million through a private placement of the Notes, due April 1, 2010. In March 2005, Celltrion issued 1,949,700 shares of preferred stock at a price of 5,000 Korean Won ($4.99 equivalent) per share, resulting in proceeds of 9,749 million Korean Won ($9.5 million equivalent). In January 2003, Celltrion obtained collaterized long-term financing of 52,000 million Korean Won (equivalent to $44.2 million) with a nine-year term from a Korean bank, or Loan, Funds from the Loan, $10.5 million in the nine months ended September 30, 2005, were used for construction of the Incheon administration buildings and manufacturing facility.

At September 30, 2006, $59.4 million, or 52%, of our assets consisted of cash, cash equivalents and investment securities. We had working capital of $57.6 million at September 30, 2006, compared to $23.8 million at September 30, 2005. This increase in working capital is primarily due to the following:

•	Cash, cash equivalents and investment securities, which increased by $36.2 million primarily as a result of the June 2006 sale of 3.6 million shares of Celltrion common stock, net of operating losses;

•

Prepaid expenses and other current assets, which decreased by $15.7 million primarily as a result of a receivable for most of the proceeds from the 2005 sale of Celltrion stock which was outstanding at September 30, 2005; and

•	Accrued and other current liabilities, which decreased by $12.3 million primarily due to the timing of payments.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating the impact of adopting FAS 157 on our consolidated financial position, results of operations and cash flows.

In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff’s views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements — Materiality, or SAB 99, Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with our year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Accordingly, if the use of the dual approach results in a larger, material misstatement, we will have to adjust its financial statements. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or EITF 06-7. At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or EITF 00-19, Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. We do not expect the adoption of EITF 06-7 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

          Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At September 30, 2006, we held available-for-sale securities in the principal amount of $11.3 million. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2006, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

          Indebtedness

At September 30, 2006, our outstanding non-current liabilities include $31.5 million of our Notes due April 1, 2010 which we sold in a private placement in April 2005. As the Notes bear interest at a fixed rate, our interest expense would not be affected by interest rate changes. As of September 30, 2006, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

          Foreign Currency Risk

Our exposure to foreign currency exchange rates is related primarily to our investment in Celltrion. Our investment in this international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially affected by changes in these or other factors. As exchange rates vary, our share in Celltrion’s results, when translated, may vary from expectations and could adversely impact overall profitability. If market foreign currency exchange rates were to change the impact would be reflected in the balance of our investment in Celltrion and in accumulated other comprehensive income. Such a change would not have a significant effect on our operations or cash flows. As of September 30, 2006, we did not invest in derivative financial instruments, currency swaps or other investments that alter foreign currency exposure.

          Derivative Valuation Risk

The terms of our Notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other expense of $0.2 million and $1.7 million for the three and nine months ended September 30, 2006, respectively. At September 30, 2006, the embedded derivative liability was valued at $4.6 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. The inputs for the valuation analysis of the derivatives include the probabilities of certain triggering events, which we believed to be unlikely as of September 30, 2006. A change in this probability and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to develop a remediation plan to address the material weaknesses in our internal control over financial reporting. The development of our remediation plan is described Item 9A of our 2005 10-K. We expect that the implementation of this plan will extend throughout 2007.

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

We do not have current financial statements, and therefore you are not able to evaluate our current financial condition or operating history and results.*

We have had to restate certain historical financial statements and have engaged our new independent registered public accounting firm to reaudit those financial statements. In July 2004, we announced that we were reauditing and restating our financial statements for the fiscal years ended December 31, 2003 and 2002 because we determined that we should recognize revenue from certain government contracts as costs were incurred, instead of after completing contract milestones. In October 2004, we announced that we would also be reauditing and restating our financial statements for the fiscal year ended December 31, 2001. In connection with the restatement of our financial statements for the fiscal year ended December 31, 2001, we also made adjustments to our balance sheet as of December 31, 2000. In July 2005, we concluded that our historical accounting for our 2002 investment in Celltrion was also not in conformity with U.S. GAAP and was, therefore, inappropriate. Our 2002 and 2003 restated financial statements reflect the recording of our investment in Celltrion at fair value and the recognition of our share of Celltrion’s net losses using the equity method of accounting. We filed our amended Annual Report for the year ended December 31, 2003 in September 2006. This process delayed the completion of our 2004, 2005 and 2006 financial statements. These delays could cause our investors to lose confidence in our filed financial statements, which could have a material adverse effect on the market price of our common stock.

We are not currently listed on a national exchange, including the Nasdaq Global Market or Nasdaq SmallCap Market, and cannot assure you we will ever be listed.

As a result of our failure to timely file periodic reports, we were delisted from Nasdaq, and our common stock is not currently listed on any other national stock exchange. Until we complete all necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, we will not be able to apply for our common stock to be listed on a national exchange. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting or that another exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet Nasdaq’s or another exchange’s initial listing criteria, and we believe we will need to be in compliance with Sections 13 and 15(d) of the Exchange Act. Our common stock is currently quoted on the Pink Sheets, LLC.

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

We will need to raise additional capital, and any inability to raise required funds could harm our business.*

In February 2006, we raised net proceeds of $25.2 million through a private placement to a group of accredited institutional investors. In June 2006, we received gross proceeds of $79.0 million from the sale of 3.6 million shares of our Celltrion common stock. We also provided the buyers with the right, through the end of 2006, to purchase our 2.2 million remaining shares of Celltrion common stock at a price of 22,000 Korean Won per share. If exercised in its entirety, the Option could result in potential gross proceeds of $51.2 million (translated at September 30, 2006). We will, however, still need to raise substantial additional capital in order to satisfy the requirements under the SNS Contract for acceptance of our anthrax vaccine and to continue operations. We may attempt to raise these funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including the sale of all or a portion of our interest in Celltrion. The reaudit of our financial statements for the three years ended December 31, 2003, the resulting restatement of periodic reports previously filed with the SEC, the lapsing of our resale registration statements, the extended period while we have not been current in our SEC reporting and the delisting of our common stock will likely have an adverse impact on whether financing will be available or the terms of that financing.

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

In April 2005, we raised gross proceeds of $31.5 million through a private placement of Notes, due April 1, 2010. The Notes have the following features:

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

Currently, our common stock is traded over the counter, or OTC, and is quoted on the OTC Pink Sheets LLC. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. As such, the trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and September 30, 2006, the closing price of our common stock, as quoted on the Pink Sheets, has ranged from a high of $18.55 per share to a low of $3.27 per share.

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

We agreed to register under the Securities Act shares of our common stock issuable upon conversion of the Notes, as well as shares issued or issuable in private placements of our common stock. We have agreed to file registration statements for these shares within 30 days following the first date we become current in our reporting requirements under the Exchange Act, and to use our best efforts to cause the registration statements to become effective in no event later than 120 days after the filing of such registration statements. We have also made other customary agreements regarding such registrations, including matters relating to indemnification, maintenance of the registration statements, payment of expenses and compliance with state “blue sky” laws. We may be liable for liquidated damages to each Note holder and purchaser in the private placements (a) if the registration statements are not filed on or prior to 30 days of becoming current in our reporting requirements; (b) if the registration statements are not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statements (after being declared effective) cease to be effective in a manner that violates such agreements, collectively referred to as a Registration Default, In the event of a Registration Default, we may be required to pay liquidated damages. Should we become obligated to make payment of these liquidated damages, it could have a material adverse effect on our financial position and our results of operations, particularly if we become obligated to make a payment in full for all liquidated damages potentially due and payable under these agreements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

(Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1	Form of Amended and Restated Executive Employment Agreement. +	8-K	0-26483	10-26-06	10.1

10.2	Form of Indemnity Agreement. +	8-K	0-26483	10-26-06	10.2

10.3	Salaries of Named Executive Officers. +	8-K	0-26483	10-26-06	10.3

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification					X

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