Form 10-K
period 2006-12-31
VAXGEN INC
filed 2007-08-30
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes ☐ No ☒

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant on June 30, 2006 was $119.4 million.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of June 29, 2007 was 33,106,523.

Total of 102 pages

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which are subject to the “safe harbor” created by those sections. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in Item 1A. – Risk Factors herein. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments. When used in this report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen.

Item 1.	Business

The Company

We are a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. We were incorporated in 1995 to complete the development of an investigational recombinant protein vaccine designed to prevent infection by the Human Immunodeficiency Virus, or HIV. Beginning in late 2001, we expanded our research and development to additional disease targets including the initiation of research on our anthrax and smallpox vaccine candidates. In 2002, we participated in the formation of Celltrion, Inc., or Celltrion.

We have been developing vaccines against inhalation anthrax and smallpox for the purpose of biodefense. In 2002 and 2003, we were awarded cost-plus contracts with an aggregate of up to $101.2 million for the development of our anthrax vaccine from the National Institute of Allergy and Infectious Diseases, or NIAID, or NIAID Contracts. In November 2004, we were awarded a contract for $877.5 million to provide 75 million doses of our recombinant anthrax vaccine, or rPA102, to the U.S. government Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract. In May 2006, we received a unilateral contract modification from the Department of Health and Human Services, or HHS, related to the SNS Contract. In November 2006, we received a clinical hold notification from the U.S. Food and Drug Administration, or FDA, which postponed the initiation of our second Phase 2 trial for rPA102. In December 2006, HHS terminated for default the SNS Contract. HHS based the decision on its determination that we “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required us to initiate a clinical trial of the vaccine candidate by December 18, 2006. Following the HHS decision, we ceased actively developing rPA102, scaled back our biodefense activities and are actively pursuing strategic and other alternatives. In collaboration with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, we have been developing LC16m8, an attenuated smallpox vaccine candidate.

See Subsequent Events in Note 17 to the consolidated financial statements for more information regarding events occurring after December 31, 2006.

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

As a part of the initial capitalization of Celltrion and as part of the Celltrion joint venture agreement we signed with various Korean entities, or Korean Investors, we made an in-kind contribution to Celltrion of the license and sub-license of certain cell-culture technology used for the manufacture of pharmaceutical products. We received 7.8 million shares of Celltrion’s common stock for this contribution, representing approximately 48% of the then-outstanding shares. In March 2002, we entered into a Supply Agreement, a License Agreement and a Sub-License Agreement with Celltrion.

From the inception of Celltrion in the first quarter of 2002 through December 31, 2003, we recorded our initial investment in Celltrion at fair value and the recognition of our share of Celltrion’s net losses using the equity method of accounting. During 2004, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (as revised) – an interpretation of ARB No. 51, and determined that Celltrion was a variable interest entity from its inception in the first quarter of 2002 and that we were its primary beneficiary. Accordingly, our consolidated financial statements include the results of Celltrion as a variable interest entity effective January 1, 2004.

In September 2005, we entered into purchase agreements to raise approximately $15.1 million in gross proceeds through the sale of 1.2 million of our shares in Celltrion to a group of Korean investors. Nexol Co., Ltd., or Nexol, purchased 250,000 of these shares and subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. As a result, as of the quarter ended September 30, 2005, we were no longer the primary beneficiary of Celltrion. Effective July 1, 2005, the results of Celltrion were deconsolidated from our results and were recorded in our accounts under the equity method of accounting through June 30, 2006.

During 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our shares of Celltrion common stock to Nexol and affiliates of Nexol. As a result, we were no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and beginning July 1, 2006, we accounted for our investment in Celltrion under the cost method. In September 2006, the joint venture agreement between us and the Korean Investors was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-Chief Executive Officer, or CEO, as the sole CEO of Celltrion. At December 31, 2006, we hold a nominal ownership interest in Celltrion.

rPA102 Anthrax Vaccine

rPA102 is made using technology initially developed by the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, and refined by us. rPA102 is designed to combine the benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax Protective Antigen, or PA. Prior to the cancellation of our SNS Contract in December 2006, we were dependent upon contracts from U.S. government agencies and substantially all of our revenues were obtained from these contracts. The contracts generally contain provisions that allow the U.S. government to terminate the contract either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms.

           About Anthrax

HHS has consistently identified anthrax as the leading bioterrorist threat. With inhalation anthrax, which was the route of infection used during the anthrax letter attacks in 2001, once symptoms appear, fatality rates are high even with the initiation of antibiotic and supportive therapy. Further, a portion of the anthrax spores, once inhaled, may remain dormant in the lung for several months and germinate, causing disease well after the discontinuation of antibiotic therapy. Vaccine immunity may protect against the potential of such late onset disease.

Anthrax bacteria secrete three proteins, PA, Lethal Factor, or LF, and Edema Factor, or EF, which are individually non-toxic but can become highly toxic if allowed to interact on the surface of human cells. The interaction starts when PA attaches to a human cell; once PA attaches, it can be converted to an activated form, after which seven copies of the activated PA can form a ring structure. EF and LF can only bind to PA when it is in this seven-member ring structure, or heptamer. Once LF or EF bind to PA heptamers, they become active toxins, which then enter cells through the human cell membrane and can cause serious illness or death. Scientists believe that exposure to any of these three proteins alone cannot cause serious illness or death in otherwise healthy individuals.

Our rPA102 vaccine candidate is based on intact PA manufactured using recombinant technology in a genetically altered, non-pathogenic anthrax bacterium. The production strain lacks the genetic information necessary to produce the EF and LF proteins and is incapable of either capsule or spore formation. The recombinant Protective Antigen, or rPA, in our vaccine candidate is designed to train the human immune system to produce antibodies to PA. In the event of infection with anthrax, these antibodies coat the surface of PA and are designed to prevent PA from attaching to the cell membrane or forming the PA heptamer necessary for either LF or EF to bind. The vaccine candidate is being developed for use in people either before or after they have been exposed to anthrax spores. When used after exposure, speed of the immune response will be critical, while when used in those who might be exposed to anthrax spores at some time in the future, duration of immunity is of primary importance.

           License from USAMRIID

We have entered into a license agreement with USAMRIID under which USAMRIID granted us, subject to certain rights retained by the U.S. government, an exclusive, worldwide license (with the right to sublicense) under its patents pertaining to the method of making an anthrax vaccine incorporating rPA and to a proprietary expression system to develop, make and commercialize vaccine products for the prevention or treatment of anthrax infection. The U.S. government has retained a non-exclusive, irrevocable, worldwide license to practice and have practiced on behalf of the United States and/or any foreign government or international organization pursuant to any treaty or agreement with the United States, the inventions claimed in the licensed patents or any improvements to those inventions. In addition, we have granted to the U.S. government a royalty-free license of the same scope to any patented invention that we create under the agreement. Pursuant to the terms of the license agreement, we are obligated to pay USAMRIID an execution fee, patent maintenance fees, anniversary fees, milestones and royalties. The agreement continues until the later of the date of the last to expire patent in the licensed patent technology or the last abandonment of a patent application in the licensed patent technology.

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

           Clinical Trials

The FDA has promulgated regulations permitting the approval of new drugs or biologics for potentially fatal diseases where human studies cannot be conducted ethically or practically. Unlike most vaccines, which require large, Phase 3 effectiveness trials in patients with the disease or condition being targeted, an anthrax vaccine can be evaluated and approved by the FDA on the basis of Phase 3 human clinical studies demonstrating safety and immune response, supported by studies of inhalational anthrax in animal models to show effectiveness, but there is no assurance that the FDA will approve our vaccine, or one developed using our underlying technology, on this or any other basis. The rPA102 vaccine candidate was under development for more than a decade by USAMRIID prior to its license to us, and we believe preliminary evidence of its effectiveness and safety was documented in animals, including non-human primates. We believe we have further demonstrated preliminarily the effectiveness in animals of rPA102 in similar studies of product manufactured under the NIAID Contracts. We have, however, ceased actively developing rPA102.

           Competition

We believe our most significant competitors in the anthrax vaccine market are Emergent BioDefense Operations Lansing Inc., or Emergent, formerly BioPort Corp., and Avecia Group Ltd. The U.S. government has contracted with Emergent to supply its anthrax vaccine, AVA. We believe that no other companies other than Avecia Group Ltd. have received contracts from NIAID to develop an rPA anthrax vaccine. Other companies may be working on alternative anthrax vaccine strategies.

LC16m8 Smallpox Vaccine

In December 2003, we entered into a license agreement with Kaketsuken, pursuant to which we licensed from Kaketsuken exclusive commercial rights to use, develop and sell the LC16m8 smallpox vaccine in the United States. We began animal efficacy studies of LC16m8 in the fourth quarter of 2003 and completed enrollment in a Phase 1/2 clinical study in June 2005. In May 2004, we presented results from two preclinical studies of the effectiveness of LC16m8. In both rabbits and mice, a single dose of LC16m8 protected all animals against a lethal poxvirus challenge, and demonstrated efficacy equivalent to Dryvax®, the currently available smallpox vaccine.

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

In October 2004, we announced that we had initiated a randomized, double-blind Phase 1/2 clinical trial to evaluate the safety and immune response of LC16m8. Sponsored by us, the clinical trial enrolled 153 people at five clinical sites. The volunteers were randomized 4:1, with 125 receiving LC16m8 and 28 receiving Dryvax. Study volunteers were screened carefully for safety risk factors prior to enrollment. No one was exposed to smallpox as a part of the clinical study.

Results were presented at the ASM Biodefense Conference in February 2006 showed no severe adverse events (cardiac or otherwise) occurred with either vaccine; other adverse events (local or systemic) were generally mild and equivalent in both groups. LC16m8 vaccine lesions were significantly smaller than Dryvax, with both groups’ lesions evolving similarly. One hundred percent of LC16m8 and 86% of Dryvax vaccines developed a vaccine take and seroconversion, and levels of antibody that correlate with protection against smallpox were achieved in 99% of LC16m8 and 86% of Dryvax vaccines. Both vaccines induced an immune response in the majority of the recipients. Neutralizing antibodies levels resulting from LC16m8 and Dryvax vaccination were compared using different assay methods. Data showed that the Dryvax vaccines had a higher immune response than LC16m8 vaccinees when compared in a Dryvax virus-based neutralization assay. However, LC16m8 vaccines showed the higher immune response when a Lister virus-based assay was used.

Results from these and other studies continue to support our belief that LC16m8 may provide a safer yet effective alternative to conventional smallpox vaccines. These results, however, are preliminary, and we will be required to demonstrate safety and effectiveness in additional clinical and animal studies in the United States in order to obtain FDA approval. Additionally, we believe we may have to manufacture new vaccine for any new clinical trial because our current inventory was not tested for adventitious agents such as potential infection with certain viruses.

           Subsequent Events

          SNS Contract

In April 2007, we entered into a settlement agreement with HHS. In accordance with the agreement, the parties terminated the remaining cost-plus contract related to the development and delivery of a next-generation anthrax vaccine through a separate contract modification. As part of the settlement agreement, NIAID paid us $11.0 million. The settlement agreement also released both parties of all liabilities associated with the 2002 Anthrax Contract, the 2003 Anthrax Contract and the SNS Contract. As part of the settlement agreement, the parties converted the termination of the SNS Contract to a termination for convenience and terminated the 2003 Anthrax Contract under a bilateral contract modification for the convenience of the government on a no-cost basis, effective April 3, 2007.

          Restructurings

In January 2007, we restructured operations to significantly reduce operating costs and announced we were actively pursuing avenues to enhance stockholder value through a strategic transaction. Restructuring costs included employee termination benefits of $2.9 million and costs associated with the consolidation of our California facilities of $1.0 million. The majority of these costs were recovered from the U.S. government as part of the April 2007 settlement agreement.

In May 2007, we reduced our workforce to further reduce operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $0.6 million.

          Smallpox

In June 2007, we and Kaketsuken terminated by mutual consent our agreement to co-develop LC16m8 for use in the United States and elsewhere. Under the terms of the termination agreement, we will transfer to Kaketsuken or its designee all reports, data and materials and all intellectual property rights that relate to conducting non-clinical and clinical development of LC16m8 in the U.S. In return, Kaketsuken has released us from ongoing development obligations.

          Warrants

In February 2006, we raised net proceeds of $25.2 million through a private placement to a group of accredited institutional investors. In connection with this financing, we issued to the investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because we did not file all of our delinquent periodic reports with the Securities and Exchange Commission, or SEC, by September 30, 2006, the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share. Because we again did not file all of our delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share.

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

Manufacturing

We occupy approximately 20,000 square feet dedicated to current Good Manufacturing Practices, or cGMP, within a 105,000-square-foot facility in South San Francisco, California. The remainder of this facility is used for quality control laboratories, quality assurance offices, research and development, general office and expansion space. We lease this facility from third parties, and we are the sole occupants. The facility was designed for the flexible manufacture of biopharmaceutical products including those grown in bacteria, such as rPA102, as well as products produced in mammalian cell culture, such as monoclonal antibody therapeutic products. We plan to use the facility for the manufacture of future products. Our manufacturing facility, methods and processes are undergoing validation for commercial production.

Government Regulation

The products we are developing, including our vaccine candidates for anthrax and smallpox and our manufacturing efforts, are subject to federal regulation in the United States, principally by the FDA under the Public Health Service Act and Federal Food, Drug, and Cosmetic Act, or FFDCA, and by state and local governments, as well as regulatory and other authorities in foreign governments. Such regulations govern or influence, among other things, the testing, manufacture, safety and efficacy requirements, labeling, storage, recordkeeping, licensing, advertising, promotion, distribution and export of products, manufacturing and the manufacturing process. In many foreign countries, such regulations also govern the prices charged for products under their respective national social security systems and availability to consumers.

The FDA classifies our anthrax and smallpox vaccine candidates as biological drug products, or Biologics. Biologics are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a biological drug product may be marketed in the United States are similar to steps required in most other countries and include but are not limited to:

•	completion of preclinical laboratory tests, preclinical animal testing and formulation studies;

•	submission to the FDA of an Investigational New Drug, or IND, which must become effective before clinical trials may commence;

•	performance of adequate and well-controlled clinical trials to establish the safety, effectiveness, purity and potency of the Biologic and to characterize how it behaves in the human body;

•	completion of comparability studies, if necessary;

•	submission to the FDA of a Biologics License Application, or BLA, that includes preclinical data, clinical trial data and manufacturing information;

•	FDA review of the BLA;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities; and

•	FDA approval of the BLA, including approval of all product labeling.

Preclinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety, purity and potency of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND by placing the study on clinical hold, the IND will become effective 30 days following its receipt by the FDA. The FDA may suspend clinical trials or authorize trials only on specified terms at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA places a study on clinical hold, the sponsor must resolve all of the FDA’s concerns before the study may proceed. The IND application process may become extremely costly and substantially delay development of products. Similar restrictive requirements also apply in other countries. Additionally, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

Clinical trials involve the administration of the investigational product to humans under the supervision of qualified principal investigators. Our clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of an IND. In addition, each clinical trial is approved and conducted under the auspices of an institutional review board, or IRB, and with the patients’ informed consent. The IRB considers, among other things, ethical factors, the safety of human subjects and the possibility of liability of the institutions conducting the trial. The IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for a variety of reasons, including a belief that the test subjects are being exposed to an unacceptable health risk.

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

In 2002, the FDA amended its requirements applicable to BLA’s to permit the approval of certain Biologics that are intended to reduce or prevent serious or life-threatening conditions based on evidence of effectiveness from appropriate animal studies when Phase 3 human efficacy studies are not ethical or feasible, or Animal Rule. Under these requirements, Biologics used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Products evaluated for effectiveness under this rule are evaluated for safety under preexisting requirements for establishing the safety of new drug and biological products, including Phase 1 through Phase 2 clinical trials. We have pursued FDA review of our anthrax and smallpox vaccine candidates under these new requirements. These procedures, however, may not be available in most foreign countries.

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

Recent Financial and Accounting Developments

          Reaudit Process

Since March 2004, we have been unable to file on a timely basis all required financial statements with the SEC. Certain information contained in our previously filed Annual Reports on Form 10-K for the years ended December 31, 2003, 2002 and 2001, including our financial statements contained therein, was not accurate and has been superseded by our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2003, or Amendment No. 1, which we filed with the SEC on September 26, 2006. We believe there has been no misconduct associated with our failure to file financial statements in a timely manner. We believe that the actions of our management and directors in this regard have been dictated solely by our desire to file financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP.

On August 6, 2004, we announced that we had received notification from the Nasdaq Listing Qualifications Panel, or Nasdaq Panel, that our stock would discontinue trading on the Nasdaq National Market, now the Nasdaq Global Market, or Nasdaq, effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004. The Nasdaq Panel’s decision to delist our stock was based on our filing delinquency and our determination that previously filed financial statements for the years ended December 31, 2003, 2002 and 2001 should not be relied upon.

We filed Amendment No. 1 primarily to restate our consolidated balance sheets at December 31, 2003 and 2002 and the results of operations and of cash flows for each of the three years in the period ended December 31, 2003. We filed our Quarterly Reports on Form 10-Q for the first three quarters of the year ended December 31, 2004 and our Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC on February 7, 2007. We filed our Quarterly Reports on Form 10-Q for the first three quarters of the year ended December 31, 2005 and our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC on May 31, 2007. We filed our Quarterly Reports on Form 10-Q for the first three quarters of the year ended December 31, 2006 with the SEC on August 29, 2007. We intend to apply for relisting on Nasdaq or listing on another exchange upon filing our remaining outstanding and delinquent reports.

Our common stock is currently quoted on the over the counter, or OTC, Pink Sheets under the symbol, VXGN.PK. We cannot give any assurance that we will be able to file a relisting application or an application for listing in a timely manner, or that Nasdaq or any other exchange will approve our listing application in a timely manner, if at all, when filed. To be eligible for relisting we must meet Nasdaq’s, or another exchange’s, initial listing criteria, and we believe we will need to be in compliance with Section 13 of the Exchange Act. We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, and may not be able to satisfy the requirements thereof. If the SEC determines that we failed to comply with Section 404 of SOX, we may be deemed to be in violation of Section 13 of the Exchange Act, which could delay our ability to get relisted.

Research and Development Expenses

We incurred research and development expenses of $49.0 million, $64.2 million and $42.7 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Employees

As of December 31, 2006, we had 216 employees: Nineteen were clinical staff, 42 were research and development staff, 62 were management or administrative staff, 53 were regulatory and quality services staff and 40 were manufacturing staff. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good. See subsequent events.

Segment Information

See Note 15, Segment Information, included in the consolidated financial statements in Part II – Item 8 of this Annual Report on Form 10-K.

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

As described above, under “Recent Financial and Accounting Developments,” we have been unable to file timely quarterly and annual reports with the SEC since March 2004. We have recently filed our 2006 Quarterly Reports on Form 10-Q with the SEC. Our Quarterly Reports on Form 10-Q for the first and second quarters of the year ended December 31, 2007 are outstanding and overdue.

Our code of ethics for the Chief Executive Officer and Chief Financial Officer of the Company is available, free of charge, on our web site, www.vaxgen.com, or by written request to VaxGen’s Corporate Secretary, 349 Oyster Point Boulevard, South San Francisco, California 94080. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Since 2004, when we determined the need to restate our prior years’ financial statements, we have not been able to file timely quarterly and annual reports with the SEC. While we have made progress towards becoming current in our filings, the filing of the annual report on Form 10-K of which this disclosure is a part is not being made on a timely basis and there can be no assurance when we will be able to become current in our filings pursuant to Sections 13 and 15(d) of the Exchange Act, if at all. Unless and until we become current in our reporting obligations, you will be unable to evaluate our financial condition or results of operations. In addition, we will be unable to solicit proxies in most circumstances or to relist with Nasdaq or list on an alternative stock exchange.

Our business to date has been largely dependent on the success of rPA 102, which was the subject the SNS Contract that was terminated in December 2006. Although we ceased active development of rPA102 and have reduced our workforce, we may be unable to successfully manage our remaining resources, including available cash, while we seek to identify and complete a strategic transaction.

We discontinued clinical development of rPA102 after HHS terminated our SNS Contract. In addition, in June 2007 we terminated of our contract with Kaketsuken to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA, and we have no products candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions and the. In 2007, we incurred non-recurring charges associated with our restructuring activities of approximately $4.5 million, which includes employee severance costs of $3.5 million and facilities-related and other expenses of $1.0 million. As a result of the termination of our SNS Contract, we are evaluating strategic alternatives and have retained Lazard Ltd. to act as its advisor in this process. We cannot predict whether we be able to identify an appropriate strategic alternative which will either provide us with a pipeline or return value to our shareholders on a timely basis or at all. We also cannot predict whether any such transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs.

If we fail to cause a registration statement to be declared effective in accordance with the timetable set forth in the Notes, or in accordance with agreements we have made in connection with private placements of our common stock, we will be subject to liquidated damages or liability for breach of contract.

In April 2005, we raised gross proceeds of $31.5 million through a private placement of 5 1/2% Convertible Senior Subordinated Notes, or Notes, due April 1, 2010. We agreed to register under the Securities Act shares of our common stock issuable upon conversion of the Notes, as well as shares issued or issuable in private placements of our common stock. We have agreed to file registration statements for these shares within 30 days following the first date we become current in our reporting requirements under the Exchange Act, and to use our best efforts to cause the registration statements to become effective in no event later than 120 days after the filing of such registration statements. We have also made other customary agreements regarding such registrations, including matters relating to indemnification, maintenance of the registration statements, payment of expenses and compliance with state “blue sky” laws. We may be liable for liquidated damages to each Note holder and purchaser in the private placements (a) if the registration statements are not filed on or prior to 30 days of becoming current in our reporting requirements; (b) if the registration statements are not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statements (after being declared effective) cease to be effective in a manner that violates such agreements, or a Registration Default. In the event of a Registration Default, we may be required to pay liquidated damages. Should we become obligated to make payment of these liquidated damages, it could have a material adverse effect on our financial position and our results of operations, particularly if we become obligated to make a payment in full for all liquidated damages potentially due and payable under these agreements.

We are not currently listed on a national exchange and cannot assure you we will ever be listed.

As a result of our failure to make timely filings of financial statements, we were delisted from Nasdaq, and our common stock is not currently listed on another national stock exchange. Until we complete all necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, we will not be able to apply for our common stock to be listed on a national exchange. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet Nasdaq’s or another exchange’s initial listing criteria, and we believe we will need to be in compliance with Sections 13 and 15(d) of the Exchange Act. Our common stock is currently quoted on the Pink Sheets, LLC.

If we fail to manage successfully any company or product acquisitions, joint ventures or in-licensed product candidates, we may be limited in our ability to develop our product candidates and to rebuild our product candidate pipeline.

Our current product development programs were initiated through in-licensing or collaborative arrangements. These collaborations include licensing proprietary technology from, and other relationships with, biotechnology companies and government research institutes and organizations. As part of our business strategy, we intend to continue to expand our product pipeline and capabilities through company or product acquisitions, merging or in-licensing.

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

Until we have filed current financial statements and made all the necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, we will not be able to register any securities for resale. Until we are able to register securities with the SEC for resale, any purchasers of our common stock or other securities directly from us will have to rely on an exemption from the federal and state securities laws in order to resell their securities. We cannot estimate when, if ever, we will have filed outstanding periodic reports and regained compliance with Sections 13 and 15(d) of the Exchange Act.

Our internal controls may be insufficient to ensure timely and reliable financial information.

We believe we need to correct deficiencies in our internal controls and procedures for financial reporting. Because of the material weaknesses described in Item 9A of this Annual Report, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Failure to address the identified deficiencies in a timely manner might increase the risk of future financial reporting misstatements and may prevent us from being able to meet our filing deadlines with the SEC. Under the supervision of our Audit Committee, we are continuing the process of identifying and implementing corrective actions where required to improve the design and effectiveness of our internal control over financial reporting, including the enhancement of systems and procedures. Significant additional resources will be required to establish and maintain appropriate controls and procedures and to prepare the required financial and other information during this process.

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

If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information. Additionally, if we fail to have effective internal controls and procedures for financial reporting in place, it could adversely affect our financial reporting requirements under future government contracts.

We may need to raise additional capital to support our operations if we successfully complete a strategic transaction in order to continue as a going concern.

Absent a strategic transaction, we believe that our existing cash, cash equivalents and securities available-for-sale as of December 31, 2006 along with the proceeds of our April 2007 settlement with the U.S. government over the termination of the SNS Contract will be sufficient to meet our projected operating requirements through at least December 31, 2008. In addition to our workforce reductions and the termination of our rPA102 and smallpox development activities, we have announced that we are exploring strategic alternatives. We may not successfully identify or implement any of these alternatives, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. Our restructuring measures implemented to date and any proposed strategic alternatives may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock thereby limiting our ability to raise additional funds.

We will require substantial funds to conduct development activities if we acquire additional products or companies or consummate certain strategic transactions. Our ability to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We may seek to raise additional funds through the sale of equity or debt to meet our working capital and capital expenditure needs. We do not know, however, whether additional financing will be available when needed, or whether it will be available on favorable terms or at all. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

As a result of the reduction in our workforce that we announced in January and May 2007, we may not be successful in retaining key employees and in attracting qualified new employees as required in the future. If we are unable to retain our management, scientific staff and scientific advisors or to attract additional qualified personnel, our ability to rebuild our business will be seriously jeopardized.

In January 2007, we implemented a restructuring resulting in the reduction of our workforce by approximately 51%. In May 2007, we announced the discontinuation of any further development activities with respect to rPA102 and a corporate restructuring plan that included a reduction in our workforce to fewer than 70 employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may experience further reductions in force due to voluntary employee resignations and a diminished ability to recruit new employees. We may be unable to attract or retain key personnel on acceptable terms, if at all.

If we fail to meet our obligations under the Notes, our payment obligations may be accelerated.

The Notes have the following features:

•	require semi-annual payment of interest in cash at a rate of 5 1/2%;

•	convert, at the option of the holder, into shares of our common stock at an initial conversion price of approximately $14.76 per share, subject to adjustment;

•

will be provisionally redeemable at our option in cash upon the occurrence of certain circumstances, including among others, that the closing price of VaxGen common stock exceeds $22.14 per share, subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days;

•

if a change in control, as defined in the indenture, occurs on or prior to the stated maturity of the Notes, the holders of the Notes may require us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the holders request such a repurchase, we or the successor entity may choose to pay in cash, common stock or a combination of cash and common stock; and

•	constitute senior subordinated obligations.

Under the terms of the Notes, if certain events occur, including, without limitation, our failure to pay any installment of principal or interest due under the Notes, then the holders may, among other things, elect to accelerate our obligations under the Notes and declare the outstanding principal balance of the Notes and accrued but unpaid interest thereon immediately due and payable. In the event that the holders declare the Notes immediately due and payable or seek to foreclose on any of our assets, it would have a material adverse effect on our financial position and we may not have sufficient cash to satisfy our obligations.

Our indebtedness could adversely affect our financial health, limit our cash flow available to invest in the ongoing requirements of our business and adversely affect the price of our common stock.

Our existing indebtedness consists of $31.5 million in Notes. This indebtedness, and any future indebtedness we may incur, could have important consequences, including:

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

To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At December 31, 2006, we had an accumulated deficit of $210 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

Biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products, including vaccines used to fight bioterrorism, are still evolving. If we are unable to successfully develop and test product candidates in accordance with such requirements, our business will suffer.

We are subject to rigorous and extensive regulation by the FDA and comparable foreign regulatory authorities. In the United States, our product candidates are regulated by the FDA as biological drug products, known as Biologics. In order to obtain approval from the FDA to market our product candidates, we will be required to submit to the FDA a BLA, which must include both preclinical and clinical trial data as prescribed by the FDA’s current regulatory criteria, as well as extensive data regarding the manufacturing procedures and processes for the product candidates. Ordinarily, the FDA requires a sponsor to support a BLA application with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 efficacy trials conducted in patients with the disease or condition being targeted. Because humans are not normally exposed to some of the agents targeted by biodefense programs, such as anthrax or smallpox, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing.

Specifically, we would have to pursue FDA approval of products such as our anthrax and smallpox vaccine candidates under requirements published by the FDA in 2002 that allow the FDA to approve certain vaccines used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances based on human clinical data to demonstrate safety and immune response, and evidence of effectiveness derived from appropriate non-clinical studies and any additional supporting data. We cannot predict whether we will obtain regulatory approval for any of our product candidates pursuant to these provisions, or at all. We may fail to obtain approval from the FDA or foreign regulatory authorities, or experience delays in obtaining such approvals, due to varying interpretations of data or failure to satisfy current safety, efficacy, and quality control requirements. Further, our business is subject to substantial risk because the FDA’s current policies may change suddenly and unpredictably and in ways that could impair our ability to obtain regulatory approval of our product candidates. We cannot guarantee that the FDA will approve our product candidates on a timely basis or at all.

Delays in successfully completing our clinical trials could jeopardize our ability to obtain regulatory approval or market our product candidates on a timely basis.

Our business prospects will depend on our ability to complete patient enrollment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize our product candidates. Product development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our non-clinical studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a product candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or other regulatory body. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	slower-than-anticipated enrollment of volunteers in the trials;

•	lower-than-anticipated recruitment or retention rate of volunteers in the trials;

•	serious adverse events related to the product candidates;

•	unsatisfactory results of any clinical trial;

•	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules; or

•	different interpretations of our preclinical and clinical data, which could initially lead to inconclusive results.

Our development costs will increase if we have material delays in any clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, or if any of our product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

The independent clinical investigators that we rely upon to conduct our clinical trials may not be diligent, careful or timely, and may make mistakes in the conduct of our clinical trials.

We depend on independent clinical investigators to conduct our clinical trials. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our product development programs. If independent investigators fail to devote sufficient time and resources to our product development programs, or if their performance is substandard or fails to comply with the protocol and applicable laws and regulatory standards, FDA approval of our product candidates may be delayed or prevented. These independent investigators may also have relationships with other commercial entities, some of which may compete with us. If these independent investigators assist our competitors at our expense, it could harm our competitive position.

If we fail to comply with extensive regulations enforced by domestic and foreign regulatory authorities both before and after we obtain approval of our product candidates, the commercialization of our product candidates could be prevented, delayed or suspended.

Product candidates are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. Our product candidates are in the preclinical and clinical stages of development and have not received required regulatory approval from the FDA to be commercially marketed and sold in the United States. Our product candidates have not received required regulatory approval from foreign regulatory agencies to be commercially marketed and sold. The process of obtaining and complying with FDA, other governmental and foreign regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense exerted, regulatory approval is never guaranteed.

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

Failure to comply with the regulatory requirements of the FDA and other applicable foreign regulatory bodies may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention, including any products that we manufacture;

•	product recalls;

•	total or partial suspension of production; and

•	suspension or revocation of the marketing license.

We are subject to ongoing regulatory review and periodic inspection and approval of manufacturing procedures and operations, including compliance with cGMP regulations.

The manufacturing methods, equipment and processes used by us and any future subcontractors must comply with the FDA’s cGMP regulations. The cGMP requirements govern, among other things, recordkeeping, production processes and controls, personnel and quality control. The FDA must approve the facilities used to manufacture our products before they can be used to commercially manufacture our vaccine products and these facilities are subject to ongoing and periodic inspections. If we or our subcontractors fail to comply with cGMP requirements, or fail to pass a pre-approval inspection of our manufacturing facility, we may not receive regulatory approval. In addition, preparing a manufacturing facility for commercial manufacturing may involve unanticipated delays and the costs of complying with the cGMP regulations may be significant. Any material changes we make to our manufacturing processes after we obtain approval of a product may require approval by the FDA, state or foreign regulatory authorities.

Our product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.

Our success depends on our ability to successfully acquire, develop and obtain regulatory approval to market new biopharmaceutical products. Development of a product requires substantial technical, financial and human resources. Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

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

Technology that we may acquire or license in the future, if any, will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents, or effectively maintained as trade secrets and exclusively licensed to us. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the scope and breadth of patent claims that may be afforded to other companies’ patents. In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate these suits, even in such instances in which the outcome is favorable to us.

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

We cannot be certain that patents issued to us in the future, if any, or that we may license in the future, if any, will be enforceable and afford protection against competitors. In this regard, the U.S. government has the right to use, for or on behalf of the U.S. government, any technologies developed by us under our U.S. government contracts and we cannot prohibit third parties, including our competitors, from using those technologies in providing products and services to the U.S. government. Accordingly, under our license agreement with USAMRIID granting us an exclusive license to commercialize the anthrax vaccine, the U.S. government retains a license for any federal government agency to practice USAMRIID’s anthrax-related inventions, by or on behalf of the government, thereby allowing the use of the inventions in support of government contracts with other parties, including our competitors.

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

Our competitors are developing product candidates which could compete with those we develop in the future. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that:

•	are more effective;

•	have fewer or less severe adverse side effects;

•	are more adaptable to various modes of dosing;

•	are easier to store or transport;

•	are easier to administer; or

•	are less expensive than the product candidates we develop.

Even if we are successful in developing effective products and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, making our products obsolete, or that are marketed before any products we develop are marketed.

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

Our research and development may involve the controlled use of hazardous materials and chemicals. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines. These damages could exceed our resources and any applicable insurance coverage. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

We may become subject to product liability claims, which could result in damages that exceed our insurance coverage.

We face an inherent risk of exposure to product liability suits in connection with product candidates tested in human clinical trials or sold commercially. We may become subject to a product liability suit if any product candidate we develop causes injury, or if individuals subsequently become infected or otherwise suffer adverse effects from our product candidates. If a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination could result in liabilities in excess of our insurance coverage. We maintained product liability insurance, including clinical trial liability, in the amount of $10.0 million for our programs up until March 2007, when the programs were suspended. We have an extended reporting period for claims that may arise under this coverage. We cannot be certain that additional insurance coverage, if required, could be obtained on acceptable terms, if at all.

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

Our stockholders could experience substantial dilution as a result of the issuance of additional shares of common or preferred stock.

Our Board of Directors has the authority to establish the designation of almost 20,000,000 shares of preferred stock that are convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. In February 2006, we raised net proceeds of $25.2 million through a private placement of 3.5 million shares of common stock at $7.70 per share to a group of accredited institutional investors. We also issued to the investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because we did not file all of our delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 700,000 shares of common stock, at a price of $9.24 per share. We may raise additional funds through public or private offerings of our preferred stock or our common stock, or through issuance of debt securities that are convertible into shares of our common stock. The issuance of additional shares of our common stock, or conversion of preferred stock or debt securities into shares of common stock, would further dilute the percentage ownership of our stockholders.

Shares of our common stock eligible for future sale may adversely affect the market for our common stock.

After we have filed all of our outstanding periodic reports with the SEC, if at all, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of our common stock by means of effective resale registration statements. We agreed to register for resale under the Securities Act the shares of our common stock issuable upon conversion of the Notes and the shares of our common stock issued in private placements of our common stock in November 2004 and February 2006. We have agreed to file registration statements for these shares within 30 days following the first date we become current in our reporting requirements under the Exchange Act and to use our best efforts to cause the registration statements to become effective in no event later than 120 days after the filing of these registration statements. In addition, pursuant to Rule 144, generally, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two year holding period, such as certain of those stockholders who purchased shares of our common stock in our November 2004 private placement. Any substantial sale of our common stock under effective resale registration statements or pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Our stock price is likely to be volatile.

Currently, our common stock is traded OTC and is quoted on the OTC Pink Sheets LLC. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. As such, the trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and December 31, 2006, the closing price of our common stock, as quoted on the Pink Sheets, has ranged from a high of $18.55 per share to a low of $1.24 per share.

Our stock price could continue to be subject to wide fluctuations in response to a variety of factors, including:

•	timing and consistency of filing financial statements;

•	failure to win future government contracts and government activities relating to prior contracts;

•	adverse results or delays in clinical trials;

•	delays in our product development efforts;

•	real or perceived safety issues with any of our product candidates;

•	failure to obtain or maintain required regulatory approvals;

•	changes in financial estimates by securities analysts and our failure to meet or exceed such estimates;

•	rumors about our business prospects, product development efforts or the progress, timing and completion of our clinical trials;

•	new products or services offered by us or our competitors or announcements relating to product developments by our competitors;

•	issuances of debt or equity securities;

•	issuances of securities or the expectation of the issuance of securities as part of a merger or other strategic transaction;

•	actual or expected sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. If we face securities litigation in the future, even if it is without merit or unsuccessful, it would result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on our business.

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

Section 404 under the Sarbanes-Oxley Act of 2002 requires that we perform an assessment of our internal control over financial reporting, and engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting. We were required to complete the assessment as to the adequacy of our internal control reporting as of December 31, 2006, 2005 and 2004.

Although we completed our assessments in 2006 and 2005, given our focus on completing and filing our financial statements for those years, we did not have sufficient time nor did we provide sufficient time to our independent registered public accounting firm to complete our and their 2004 respective responsibilities before December 31, 2004. Our independent registered public accounting firm concluded that we failed to complete the required 2004 assessment as to the effectiveness of our internal control over financial reporting, and they were unable to complete their required audit of internal control over financial reporting. Accordingly, they disclaimed an opinion as to the effectiveness of our internal control over financial reporting for 2004.

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or FAS 123R, in December 2004. FAS123R, which we implemented effective January 1, 2006, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The future impact of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. We use the Black-Scholes option pricing model as allowed under FAS 123R to determine the fair value.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In 2006, our executive offices were located in Brisbane, California, in an office building in which we leased approximately 39,000 square feet. The lease agreement terminated in May 2007. We also lease approximately 105,000 square feet of laboratory and manufacturing space in South San Francisco, California. This space is used for manufacturing, quality assurance, quality control, research and development and other functions. Our South San Francisco lease terminates in December 2016; however, we have options to renew it for two additional five-year periods. As of December 31, 2006, we believed that our facilities were sufficient to support our operations for at least the next 18 months.

Item 3.	Legal Proceedings

None.

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

          Price Range of Common Stock

Our common stock began trading publicly on the Nasdaq National Market on June 30, 1999 under the symbol, “VXGN.” On August 6, 2004, we announced that we had received notification from Nasdaq that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004. The Nasdaq Panel’s decision to delist our stock was based on our filing delinquency and our determination that previously filed financial statements for the years ended December 31, 2003, 2002 and 2001 should not be relied upon. We intend to apply for relisting on Nasdaq or listing on another exchange upon filing our remaining delinquent reports. Our common stock is currently quoted on the OTC Pink Sheets under the symbol VXGN.PK.

The following table lists quarterly information on the intra-day price range of the common stock based on the high and low sales prices for our common stock as reported on the OTC Pink Sheets for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

	High	Low

Fiscal 2006:
Fourth Quarter	$4.67	$1.12
Third Quarter	$4.92	$3.18
Second Quarter	$9.09	$2.70
First Quarter	$12.20	$8.08

Fiscal 2005:
Fourth Quarter	$17.06	$7.79
Third Quarter	$15.73	$10.83
Second Quarter	$12.60	$8.25
First Quarter	$20.00	$12.20

As of June 29, 2007, there were 376 holders of record of the common stock and the last reported sales price on the OTC Pink Sheets for the common stock was $1.60 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our common stock which is authorized for issuance under our equity compensation plans, principally stock option plans as of December 31, 2006.

In September 2001, VaxGen granted employment inducement stock options for 400,000 shares of VaxGen common stock outside the Plan to a newly hired executive with an exercise price of $14.90 per share. In October 2004, VaxGen granted stock options for 120,000 shares and 30,000 shares outside the approved plans to a new executive and director with an exercise price of $11.40 per share and $12.27 per share, respectively. These options were granted without stockholder approval, but pursuant to Nasdaq Marketplace Rules on terms that are substantially in accordance with VaxGen’s standard stock option terms. As of December 31, 2006, none of these stock options have been exercised or repurchased; however, 67,500 of these options were canceled during 2006 upon the termination of the executive to whom the options had been granted.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,958,925	$9.99	3,856,317

Equity compensation plans not approved by security holders	482,500	$14.36	—

Total	4,441,425	$10.47	3,856,317

Performance Measurement Comparison(1)

The following graph shows a comparison of total stockholder return for holders of the Common Stock from December 31, 2001 through December 31, 2006 compared with the Nasdaq Composite Index, the Nasdaq Biotechnology Index and the RDG MicroCap Biotechnology Index©. The RDG MicroCap Biotechnology Index© is composed of U.S. publicly traded biotechnology companies with a market capitalization of up to $300 million. This graph is presented pursuant to SEC rules. The Company believes that, while total stockholder return can be an important indicator of corporate performance, the stock prices of biopharmaceutical stocks like that of the Company are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other biopharmaceutical stocks. As a result of the Company’s inability to timely file financial statements, the Company was delisted effective August 9, 2004 from the Nasdaq. Since that time, the Company’s common stock has traded over the counter, or OTC, and has been quoted on the Pink Sheets LLC under the symbol VXGN.PK. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

	Cumulative Total Return

	12/01	12/02	12/03	12/04	12/05	12/06

VaxGen, Inc.	100.00	166.47	68.28	146.55	75.43	16.38
NASDAQ Composite	100.00	69.15	102.97	113.44	115.86	129.22
NASDAQ Biotechnology	100.00	62.43	90.32	100.50	113.73	111.19
RDG MicroCap Biotechnology	100.00	40.22	62.40	54.70	37.55	27.00

(1)          This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(in thousands, except per share data)
Statement of Operations Data:	(A)	(B)	(C)
Revenues:
Research contracts and grants	$13,205	$29,073	$31,395	$28,006	$2,819
Related party services	1,631	866	—	1,051	392

Total revenues	14,836	29,939	31,395	29,057	3,211

Operating expenses:
Research and development	49,001	64,230	42,652	32,161	27,226
General and administrative	27,683	32,905	21,803	15,988	10,753

Total operating expenses	76,684	97,135	64,455	48,149	37,979

Loss from operations	(61,848)	(67,196)	(33,060)	(19,092)	(34,768)

Other income (expense):
Interest expense	(2,470)	(2,360)	—	—	—
Interest income and other	2,239	967	807	488	2,038
Valuation adjustments	(5,295)	(1,129)	(16,183)	4,499	(4,297)
Equity in loss of affiliate	(5,290)	(2,370)	—	(6,735)	(803)
Gain on foreign currency transactions	7,454	825	—	—	—
Gain on sale of investment in affiliate	104,012	11,196	—	—	—

Total other income (expense)	100,650	7,129	(15,376)	(1,748)	(3,062)

Income (loss) before minority interest	38,802	(60,067)	(48,436)	(20,840)	(37,830)
Minority interest in loss of variable interest entity	—	4,109	2,742	—	—
Minority interest in loss of subsidiary	—	—	—	1,020	162

Income (loss) before cumulative effect of change in accounting principle	38,802	(55,958)	(45,694)	(19,820)	(37,668)
Cumulative effect of change in accounting principle (D)	—	—	—	700	—

Income (loss) before taxes	38,802	(55,958)	(45,694)	(19,120)	(37,668)
Income taxes	1,210	—	—	—	—

Net income (loss)	37,592	(55,958)	(45,694)	(19,120)	(37,668)
Charges related to Series A preferred stock	—	—	—	(2,580)	(17,034)

Net income (loss) applicable to common stockholders	$37,592	$(55,958)	$(45,694)	$(21,700)	$(54,702)

Net income (loss) per share applicable to common stockholders:
Before cumulative effect of change in accounting principle	$1.15	$(1.89)	$(1.78)	$(1.19)	$(3.76)
Cumulative effect of change in accounting principle (D)	—	—	—	0.04	—

Basic	$1.15	$(1.89)	$(1.78)	$(1.15)	$(3.76)

Diluted	$1.15	$(1.89)	$(1.78)	$(1.15)	$(3.76)

Weighted average shares used in computing net income (loss) per share applicable to common stockholders:
Basic	32,723	29,599	25,677	18,916	14,567

Diluted	32,797	29,599	25,677	18,916	14,567

	December 31,

	2006	2005	2004	2003	2002

Balance Sheet Data:	(A)	(B)	(C)
Cash, cash equivalents and investment securities	$97,743	$17,026	$46,090	$28,685	$22,932
Working capital	89,761	1,638	23,681	21,056	6,868
Property and equipment	28,417	32,275	138,246	18,517	5,429
Investment in affiliate	—	17,761	—	34,561	38,513
Total assets	142,060	81,833	198,467	94,464	75,945
Derivative liabilities	8,220	2,925	—	3,407	8,606
Convertible senior subordinated notes	30,321	29,967	—	—	—
Obligation to related party, non-current	—	—	—	31,540	34,115
Non-current obligations	—	—	57,531	—	—
Minority interest of subsidiary	—	—	—	5,818	6,838
Minority interest of variable interest entity	—	—	31,284	—	—
Total stockholders’ equity	89,061	24,145	77,226	41,222	13,489

(A)

Reflects adoption of the fair value recognition provisions of FAS 123R. Refer to Note 12 in the accompanying financial statements for further discussion. Also reflects accounting for our investment in Celltrion under the equity method for the six months ended June 30, 2006 and under the cost method for the six months ended December 31, 2006.

(B)

Reflects the consolidation of Celltrion from January 1, 2005 through June 30, 2005 and the deconsolidation of Celltrion effective July 1, 2005. Refer to Note 2 in the accompanying financial statements for further discussion.

(C)	Reflects the consolidation of Celltrion under FIN 46R effective January 1, 2004. Refer to Note 2 in the accompanying financial statements for further discussion.

(D)

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

We were incorporated in 1995 to complete the development of an investigational recombinant protein vaccine intended to prevent infection by HIV. In late 2001, we broadened our product development portfolio to also include biodefense vaccines.

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

Prior to implementing the consolidation provisions within FIN 46R, we had reflected our investment in Celltrion in our consolidated financial statements using the equity method. All comparative financial data included in this report for periods prior to January 1, 2004 reflects our accounting for Celltrion as an equity method investee and include the accounts of Celltrion from January 1, 2004 through June 30, 2005. In September 2005, we entered into agreements to sell 1.2 million of our shares in Celltrion to a group of Korean investors and raise $15.1 million in gross proceeds. Nexol purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from our consolidated financial statements; therefore, effective July 1, 2005, our investment in Celltrion was again accounted for under the equity method.

During June and December 2006, we received aggregate gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock to Nexol and affiliates of Nexol. As a result, we were no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and beginning July 1, 2006, we accounted for our investment in Celltrion under the cost method. In September 2006, the joint venture agreement between us and the Korean Investors was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion. At December 31, 2006, we hold a nominal ownership interest in Celltrion.

Anthrax Vaccine

In September 2002, we were awarded a cost-plus contract, or 2002 Anthrax Contract, from NIAID to develop a new anthrax vaccine candidate and to create a feasibility plan for how we would manufacture an emergency stockpile of 25 million doses of the vaccine. Under the 2002 Anthrax Contract, $20.9 million was awarded to develop the vaccine candidate initially developed by USAMRIID, which is intended to combine the safety benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax PA.

On September 30, 2003, NIAID awarded us a second cost-plus contract valued at $80.3 million for the advanced development of our anthrax vaccine candidate. This contract is intended to partially fund development through manufacturing scale-up, validation and completion of two Phase 2 clinical studies, which will support the filing of a BLA with the FDA. Additional steps required to support a BLA filing not covered by the 2003 Anthrax Contract include a large-scale safety study and may include other clinical trials. As of December 31, 2005, the period of performance for the 2003 Anthrax Contract is from September 30, 2003 through September 29, 2007.

In November 2004, the Office of Public Health Emergency and Preparedness awarded us a contract valued at $877.5 million to provide 75 million doses of our anthrax vaccine candidate, rPA102, to the U.S. government’s SNS for civilian defense and together with the NIAID Contracts, referred to as the Anthrax Contracts. We recover only a portion of the development costs associated with this work from our NIAID Contracts. In May 2006, we received a unilateral contract modification from HHS related to the SNS Contract. In November 2006, we received a clinical hold notification from the FDA that postponed the initiation of the second Phase 2 trial for rPA102. In December 2006, the Department of HHS terminated for default the SNS Contract. HHS based the decision on its determination that we “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required us to initiate a clinical trial of the vaccine candidate by December 18, 2006. Following the HHS decision, we ceased actively developing rPA102.

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

See Subsequent Events in Note 17 to the consolidated financial statements for more information regarding events occurring after December 31, 2006.

Smallpox Vaccine

In December 2002, we announced that we entered into an initial agreement with Kaketsuken of Japan that allows us to begin development of Kaketsuken’s attenuated smallpox vaccine for use in the United States, subject to approval by the FDA. In December 2003, we entered into an agreement with Kaketsuken under which we have licensed from Kaketsuken the exclusive commercial rights to use, develop and sell LC16m8 in the United States. The clinical portion of the Phase 1 study was completed in the second quarter of 2006.

To date, costs associated with this program have been for internal labor costs, preclinical and clinical studies and contract manufacturing. Results from preclinical studies continue to support our belief that LC16m8 may provide a safer yet effective alternative to conventional smallpox vaccines. These results, however, are insufficient to support licensure, and we will be required to demonstrate safety and effectiveness in additional clinical and animal studies in the United States in order to obtain FDA approval. Cost estimates to fund this program beyond 2006 are presently not known and will depend on the risks described in “Future Product Development Activities” below.

See Subsequent Events in Note 17 to the consolidated financial statements for more information regarding events occurring after December 31, 2006.

Future Product Development Activities

We cannot reasonably estimate the nature, timing and the ultimate cost of completing product development projects due to the numerous risks and uncertainties associated with developing vaccines, including:

•	intense and changing governmental regulation, both foreign and domestic, and social and political considerations with respect to drug development, particularly drugs or vaccines to fight bioterrorism;

•	we have only limited experience in developing vaccines;

•

the uncertainty of future preclinical and clinical study results and the uncertainty of the timing of enrolling volunteers in vaccine trials, particularly in large scale clinical vaccine trials enrolling numerous volunteers in multiple cities and in various countries;

•	the possibility of delays in the collection of clinical trial data;

•	the uncertainties related to building and validating new manufacturing facilities; and

•	various risks related to our reliance upon third parties, including government entities.

Significant Debt Transactions

          Convertible Senior Subordinated Notes

In April 2005, we raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of Notes, due April 1, 2010. The Notes have the following terms:

•	semi-annual payments of interest in cash at a rate of 5 1/2%, due April 1 and October 1;

•	convert, at the option of the holder, into our common stock at an initial conversion price of $14.76 per share subject to adjustment;

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

•

if a change in control occurs, as defined in the indenture, on or prior to the stated maturity of the Notes, in certain circumstances the holders of the Notes may require us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the stock price on the effective date of redemption is less than $12.30 per share, no make-whole premium will be paid. If the holders request such a repurchase, we or our successor entity, may choose to pay in cash, common stock or a combination of cash and common stock. This feature constitutes a put-option derivative liability.

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

We will be liable for liquidated damages under the following circumstances, or Defaults:

•	if the registration statement is not filed on or before thirty days following the Filing Date;

•	if the registration statement is not declared effective by the SEC on or prior to the Required Effective Date; or

•	if the registration statement (after its effectiveness date) ceases to be effective in certain circumstances.

In the event of a Default, we must pay as liquidated damages, for each 30-day period of a Default, an amount in cash equal to 1% of the principal amount until the applicable failure has been cured. The liquidated damages payable under the Stock Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a Default. We do not consider these liquidated damages to be probable or reasonably estimable. Consequently, no reserves have been established for these matters.

Significant Equity Transaction

In February 2006, we raised net proceeds of $25.2 million through a private placement of 3.5 million shares of common stock at $7.70 per share to a group of accredited institutional investors. We also issued to the investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because we did not file all of our delinquent periodic reports with the SEC by September 30, 2006, the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share. As part of the February 2006 private placement, we agreed to file a registration statement on Form S-1 no later than 30 days after the first day that we become current with our reporting requirements under the Exchange Act of 1934. The registration statement will register the common stock issued as well as the stock issuable upon exercise of the warrants. We may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares and shares issuable upon exercise of the warrants (a) if the registration statement is not filed on or prior to 30 days of our becoming current in our reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations. We do not consider these liquidated damages to be probable or reasonably estimable. Consequently, no reserves have been established for these matters.

Subsequent Events

          SNS Contract

In April 2007, we entered into a settlement agreement with HHS. In accordance with the agreement, the parties terminated the remaining cost-plus contract related to the development and delivery of a next-generation anthrax vaccine through a separate contract modification. As part of the settlement agreement, NIAID paid us $11.0 million. The settlement agreement also released both parties of all liabilities associated with the 2002 Anthrax Contract, the 2003 Anthrax Contract and the SNS Contract. As part of the settlement agreement, the parties converted the termination of the SNS Contract to a termination for convenience and terminated the 2003 Anthrax Contract under a bilateral contract modification for the convenience of the government on a no-cost basis, effective April 3, 2007.

          Restructurings

In January 2007, we restructured operations to significantly reduce operating costs and announced we were actively pursuing avenues to enhance stockholder value through a strategic transaction. Restructuring costs included employee termination benefits of $2.9 million and costs associated with the consolidation of our California facilities of $1.0 million. The majority of these costs were recovered from the U.S. government as part of the April 2007 settlement agreement.

In May 2007, we reduced our workforce to further reduce operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $0.6 million.

          Smallpox

In June 2007, we and Kaketsuken terminated by mutual consent our agreement to co-develop LC16m8 for use in the United States and elsewhere. Under the terms of the termination agreement, we will transfer to Kaketsuken or its designee all reports, data and materials and all intellectual property rights that relate to conducting non-clinical and clinical development of LC16m8 in the U.S. In return, Kaketsuken has released VaxGen from ongoing development obligations.

          Warrants

In February 2006, we raised net proceeds of $25.2 million through a private placement to a group of accredited institutional investors. In connection with this financing, we issued to the investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because we did not file all of our delinquent periodic reports with the SEC by September 30, 2006, the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share. Because we again did not file all of our delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share.

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

Revenue Recognition

Substantially all of our revenues to date relate to cost-plus-fixed-fee contractual arrangements with agencies of the U.S. government. Revenue is recognized as work is performed, based on allowable actual costs incurred. We generally issue invoices on a monthly basis. Under cost-plus-fixed-fee contracts, we are reimbursed for allowable costs and receive a fixed fee, which is negotiated and specified in the contract. Revenues for the fixed fee portion are recognized when milestones are achieved and accepted by the customer. Contract costs include direct and indirect research and development costs and allowable indirect general and administrative expenses.

Our U.S. government contracts and subcontracts are subject to annual audit, various profit and cost controls and standard provisions for termination at the convenience of the U.S. government. The U.S. government does not adhere to any firm schedule with respect to its conduct of these audits. Such audits include both an audit of our indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. In April 2007, our direct and indirect contract costs were settled with the U.S. government and NIAID agreed to pay us $11.0 million.

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

Valuation of Derivative Instruments

We value certain embedded features issued in connection with the financing of our Notes in 2005 as derivative liabilities. We estimate the fair value of our derivative liabilities each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in our consolidated statements of operations. At December 31, 2006, we estimated the fair value of the derivative liabilities associated with the Notes to be $8.2 million.

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

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. Management determined the expected stock price volatility assumption based upon the

Company’s historical volatility. We believe this method of computing volatility is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. The expected term of options granted was derived from the short-cut method described in SEC’s SAB No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 and 17 to the Consolidated Financial Statements for more information regarding stock-based compensation.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2006, 2005 and 2004

          Revenue

	Year Ended December 31,			Annual Percent Change

	2006	2005	2004	2006/2005	2005/2004

	(in thousands)
Research contracts and grants	$13,205	$29,073	$31,395	(55%)	(7%)
Related party services	1,631	866	—	88%	*

Total revenues	$14,836	$29,939	$31,395	(50%)	(5%)

*	Calculation not meaningful

Revenue was primarily driven by expensed activity reimbursed by the U.S. government. Research contracts and grants revenue in 2006, 2005 and 2004 were from our Anthrax Contracts principally reflecting work performed under our NIAID Contracts. These revenues decreased primarily as a result of the timing of NIAID-related activities, which were decreasing throughout 2006 as our activities transitioned from the cost-plus Anthrax Contracts to the SNS Contract.

Related party services revenues in 2006 and for the last six months of 2005 were earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and construction of Celltrion’s manufacturing facility. The amounts earned vary with the level of services required. Related party services revenues for the first six months of 2005 and for 2004 were eliminated due to the consolidation of Celltrion. Celltrion did not earn any revenues during the period of consolidation of their results with those of the Company from January 1, 2004 to June 30, 2005.

Revenues earned in one period are not indicative of revenues to be earned in future periods. We expect 2007 revenues to be significantly less, as efforts shift from work done under the NIAID Contracts as we actively pursue avenues to enhance stockholder value through a strategic transaction following the termination of the SNS contract. Revenues from providing services to Celltrion in 2007 are expected to be approximately equal to the 2005 related party revenues.

          Research and development expenses

	Year Ended December 31,			Annual Percent Change

	2006	2005	2004	2006/2005	2005/2004

	(in thousands)

Research and development expenses	$49,001	$64,230	$42,652	(24%)	51%

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

The decrease of $15.2 million in research and development expenses in 2006 compared to 2005 was primarily due to:

•	Costs for materials and supplies, which decreased by $8.7 million primarily associated with reduced activities related to our Anthrax Contracts;

•

Stock-based compensation charges, which decreased by $3.7 million. In 2006, we adopted FAS 123R and recorded $1.5 million due to the vesting of stock options and $0.4 million in connection with the modification of stock options. In

2005, we recorded $2.7 million in connection with the modification of offering periods of our Employee Stock Purchase Plan, or ESPP, $2.5 million for ESPP bonuses paid as a result of the 2005 termination of the ESPP, or ESPP Bonus, and $0.4 million of other stock-based compensation;

•	Consultant and outside labor costs, which decreased by $2.6 million due to reduced operations;

•	Celltrion’s research and development expenses, which decreased by $1.6 million because effective July 1, 2005 Celltrion’s operating expenses were not included in our consolidated results;

•	Facilities overhead costs, which decreased by $1.3 million due to reduced operations;

•	Labor and related expenses, which decreased by $0.9 million primarily due to decreased headcount; and

•

Partially offset by allocated overhead costs, which increased by $3.6 million primarily due to our amended lease in April 2005 to secure space to support the production of our recombinant anthrax vaccine candidate as well as other programs.

The increase of $21.6 million in research and development expenses in 2005 compared to 2004 was primarily due to:

•	Stock compensation charges, which increased by $5.2 million consisting of $2.7 million in connection with the 2005 modification of offering periods of our ESPP and $2.5 million for ESPP Bonuses;

•	Consultant costs and related expenses associated with increased headcount which together increased by $2.9 million;

•	Other development costs, which increased by $2.7 million due to expanded operations;

•	Facilities overhead costs, which increased by $2.7 million due to expanded operations;

•	Costs for materials and supplies, which increased by $2.4 million primarily associated with increased activities related to our Anthrax Contracts;

•	Labor costs, which increased by $2.3 million primarily due to the expansion of our facility;

•	Clinical fees and labor costs associated with our smallpox program including consultant fees, which increased by $2.3 million because of increased activity in the smallpox program;

•	Billable infrastructure and security-related upgrades to our facility required under the SNS Contract of $0.7 million; and

•	Other costs associated with smaller earlier stage programs, which increased by $0.4 million.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of product candidate early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of future clinical stages of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential.

We expect our research and development expenses to decrease substantially in 2007 as efforts shift from anthrax and smallpox vaccine development to avenues to enhance stockholder value through a strategic transaction and as a result of the significant restructuring undertaken.

          General and administrative expenses

	Year Ended December 31,			Annual Percent Change

	2006	2005	2004	2006/2005	2005/2004

	(in thousands)
General and administrative expenses	$ 27,683	$ 32,905	$ 21,803	(16%)	51%

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The decrease of $5.2 million in general and administrative expenses in 2006 compared to 2005 was primarily due to:

•	Celltrion’s general and administrative expenses, which decreased by $3.9 million because effective July 1, 2005 Celltrion’s operating expenses were not included in our consolidated results;

•	Allocations to research and development expense for facilities and other overhead costs, which increased $3.6 million (which decreased general and administrative expenses);

•

Stock-based compensation charges, which decreased by $1.9 million. In 2006, we adopted FAS 123R and recorded $0.9 million due to vesting of stock options and $0.1 million in connection with the modification of stock options. In 2005, we recorded $0.8 million in connection with the modification of offering periods of our ESPP; $1.1 million for charges for acceleration of option vesting pursuant to separation agreements; $0.6 million for extensions of option exercise periods for terminated employees; and $0.4 million of other stock-based compensation;

•	Supplies and other expenses, which decreased by $1.0 million as we reduced operations;

•

Rent and utilities, which increased by $1.1 million primarily due to our amended lease in April 2005 to secure space to support the production of our recombinant anthrax vaccine candidate as well as other programs;

•	Depreciation, which increased by $1.5 million primarily due to the installation of our new enterprise resource planning system; and

•	Reimbursements to Celltrion for their costs for U.S. GAAP audits and reviews performed on our behalf, which increased by $2.6 million.

The increase of $11.1 million in general and administrative expenses in 2005 compared to 2004 was primarily due to:

•	Personnel costs, which increased by $5.8 million primarily due to increased headcount to support our expanding operations primarily due to:

	–	Salary and related benefits, which increased by $2.3 million as we expanded our administrative capabilities in support of the newly awarded SNS Contract;

	–	Charges for acceleration of option vesting for terminated executives, which increased by $1.1 million;

	–	Charges in connection with the 2005 modification of offering periods under our ESPP, which were $0.8 million;

	–	Charges for ESPP Bonuses, which were $0.7 million;

	–	Charges in 2005 to extend option exercise periods for previously terminated executives due to our delisting status were $0.6 million; and

	–	Charges for 401(k) employer matching contributions, which increased by $0.3 million.

•	Overhead expenses included in general and administrative expenses, which increased by $1.9 million in 2005 compared to 2004 primarily due to:

	–	Rent and security expenses, which increased by $2.3 million due to our amended lease in April 2005 to secure space to support the production of rPA102 as well as other programs;

	–	Computer and office equipment purchases or leases as well as maintenance costs, which increased by $1.2 million in support of our increased headcount;

	–	General operating expenses necessary to support our expanded infrastructure, which increased by $1.1 million; and

	–	Partially offset by allocations to research and development expense for facilities and other overhead costs, which increased by $2.7 million resulting from increased headcount.

•

Professional services, which increased by $3.2 million primarily reflecting higher fees for consulting, accounting and auditing services and other professional fees associated with the restatement of our prior years’ financial statements, new audits and other fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002; slightly offset by a decrease of $0.5 million for the settlement of derivative lawsuits which we had provided for in 2004 that was not repeated in 2005; and

•

Celltrion’s general and administrative expenses in the years ended December 31, 2005 and 2004 were $3.9 million and $3.2 million, respectively; effective July 1, 2005, Celltrion’s operating expenses were not included in our consolidated results.

We expect that general and administrative expenses in 2007 will be less than historical levels and will reflect a reduction in our resources required to support our reduced research and development activities as we actively pursue avenues to enhance stockholder value through a strategic transaction.

          Other income (expense)

	Year Ended December 31,

	2006	2005	2004

	(in thousands)
Interest expense	$(2,470)	$(2,360)	$—

Interest income and other	2,239	967	807

Valuation adjustments:
Warrants	—	—	(7,373)
Embedded derivatives	(5,295)	(1,129)	(8,810)

Total valuation adjustments	(5,295)	(1,129)	(16,183)
Equity in loss of affiliate	(5,290)	(2,370)	—
Gain on foreign currency transactions	7,454	825	—
Gain on sale of investment in affiliate	104,012	11,196	—

Other income (expense)	$100,650	$7,129	$(15,376)

The increase of $93.5 million in other income in 2006 from 2005 was primarily due to:

•

Gain on sale of investment, which increased by $92.8 million. During 2006, we sold the remainder of our Celltrion common stock to Nexol and affiliates of Nexol for gross proceeds of $130.3 million whereas in 2005 we sold a smaller portion of our Celltrion holdings;

•	Realized foreign currency gains, which increased by $6.6 million and primarily related to the sale of our Celltrion shares;

•

Expenses for mark-to-market adjustments related to the valuation of our outstanding embedded derivatives on our Notes, which increased by $4.2 million primarily due to an increase in the likelihood of a change in control potentially triggering the put option of our Notes;

•

Equity in loss of affiliate, which were $5.3 million in 2006 compared to $2.4 million in 2005. From July 1, 2005 through June 30, 2006 we recognized our share of Celltrion’s losses under the equity method of accounting. These charges increased in 2006 due to an increase in Celltrion’s losses; and

•

Interest income and other, which increased by $1.3 million primarily due to the increase of cash flow from financing activities, primarily the sale of our Celltrion common stock, most of which occurred in June 2006.

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

We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances. Valuation adjustments will continue to be impacted by changes in our common stock price, our volatility and our expectations relative to a change in control. As a result of the sale of our investment in Celltrion, we no longer anticipate having equity in loss of affiliate, gains on sale of investment or foreign currency gains.

          Minority interest in loss of variable interest entity

	Year Ended December 31,			Annual Percent Change

	2006	2005	2004	2006/2005	2005/2004

	(in thousands)
Minority interest in loss of variable interest entity	$ —	$4,109	$2,742	(100%)	50%

Minority interest in loss of variable interest entity reflects the interests of other Celltrion stockholders in the net loss of Celltrion. As a result of the deconsolidation of Celltrion in July 2005, no minority interest amounts were recorded in 2006 and no future charges are expected. Effective January 1, 2004, we included Celltrion in our consolidated results; and accordingly, other stockholders’ share of Celltrion’s losses is reflected as a minority interest. Effective July 1, 2005, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated and no further minority interest charges were recorded. The increase while Celltrion was consolidated in 2005 over the prior year is the result of a $4.0 million increase in losses as a result of expanded operations by Celltrion and an increase in the average percentage ownership of the other stockholders to 67% in 2005 from 53% in 2004; partially offset by no minority interest charge for the six months ended December 31, 2005.

          Income taxes

	Year Ended December 31,			Annual Percent Change

	2006	2005	2004	2006/2005	2005/2004

	(in thousands)
Income taxes	$1,210	$ —	$ —	*	*

*	Calculation not meaningful.

For the year ended December 31, 2006, we provided for income tax expense of $0.9 million and $0.3 million for alternative minimum taxes for federal and California, respectively. We did not have income tax expenses for the years ended December 31, 2005 or 2004 due to Company’s net operating loss carryforward positions.

See Note 15, Segment Information, included in the notes to the consolidated financial statements in Part II – Item 8 of this report for segment information.

LIQUIDITY AND CAPITAL RESOURCES

	2006	2005	2004

	(in thousands)
As of December 31:
Cash, cash equivalents and investment securities	$97,743	$17,026	$46,090
Working capital	89,761	1,638	23,681

Year Ended December 31:
Cash provided by (used in):
Operating activities	$(70,491)	$(46,054)	$(22,228)
Investing activities	113,780	(19,706)	(36,435)
Financing activities	25,226	49,622	65,329
Effect of exchange rate changes on cash and cash equivalents	—	—	811
Capital expenditures (included in investing activities above)	(2,395)	(37,004)	(42,770)

Our primary financing requirements as of December 31, 2006 were the funding of our operations and expenditures related to our manufacturing facility in California. Through December 31, 2006, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction. From time-to-time, as part of our investment strategy, we enter into reverse repurchase agreements to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a purchase of securities and an agreement to resell the same securities at a later date at an agreed-upon price. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited, however, because we generally invest in overnight agreements.

In April 2005, we raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of Notes, due April 1, 2010. The Notes require us to make semi-annual payments of interest in cash at a rate of 5 1/2%, due April 1 and October 1. If a change in control occurs, as defined in the indenture, on or prior to the stated maturity of the Notes, the holders of the Notes may require us under certain circumstances to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the stock price on the effective date of redemption is less than $12.30 per share, no make-whole premium will be paid. If the holders request such a repurchase, we or our successor entity, may choose to pay in cash, common stock or a combination of cash and common stock.

On December 19, 2006, we announced the termination of the SNS Contract by HHS. As a result, we implemented a reduction in force, or RIF, in January 2007. The cash outflow of the RIF during the three months ended March 31, 2007 and June 30, 2007 was $2.7 million and $0.8 million, respectively, and $0.3 million thereafter. Research and Development, or R&D, and General and Administrative, or G&A, were reduced by approximately 80% and 20%, respectively. Beginning in April 2007, expected wage savings per month were $0.7 million and $0.2 million, respectively, for R&D and G&A. In addition, we did not renew an office space lease that expired at the end of May 2007. This lease, coupled with utilities and maintenance, reduced future expenses by approximately $0.2 million per month. In May 2007, we reduced our workforce to further lower operating costs. The cash outflow of this RIF was $0.6 million during the three months ended June 30, 2007. This RIF mostly impacted R&D. Beginning in July 2007, additional expected wage savings are $0.1 million per month. The RIFs in January 2007 and May 2007 have reduced our cash disbursements by approximately $1.2 to $1.4 million per month since June 30, 2007. We do not expect these savings to be materially offset by any anticipated increases in other expenses.

Net cash used in operating activities of $70.5 million, $46.1 million and $22.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, was primarily attributable to our operating losses. These losses were partially offset by the following significant non-cash items:

•

Gain on foreign currency transactions of $7.5 million and $0.8 million in 2006 and 2005, respectively, resulting from the declining value of the Korean Won from our 2002 investment in Celltrion through the date we sold our investment. We did not have any realized gains or losses on foreign currency transactions in 2004 primarily because we did not sell any of our Celltrion common stock that year;

•

Depreciation and amortization of $6.3 million, $4.7 million and $2.1 million in 2006, 2005 and 2004, respectively. The 2006 increase reflects the continued expansion of our California facilities. The 2005 increase primarily reflects the California facilities beginning operations during late 2004 and their expansion;

•

Changes in the fair value of outstanding derivatives were an expense of $5.3 million, $1.1 million and $15.4 million in 2006, 2005 and 2004, respectively, primarily due to the issuance of our Notes in 2005, our exchange of the Series A warrants in September 2004 for two new series of warrants and changes in the underlying assumptions in the valuations of the derivatives, including the probability of a change in control and the expected fair value of our common stock;

•

Equity in loss of affiliate of $5.3 million, $2.4 million and zero in 2006, 2005 and 2004, respectively, for our share of Celltrion’s net losses under the equity method of accounting from July 1, 2005 to June 30, 2006, which reflect the increased activities of Celltrion;

•

Minority interest in loss of variable interest entity of $4.1 million, for their share of Celltrion’s net losses for 2005, exceeded the $2.7 million recognized in 2004. No such charges were incurred in 2006 due to the deconsolidation of Celltrion effective July 1, 2005; and

•

Stock-based compensation of $2.9 million, $6.2 million and $1.9 million in 2006, 2005 and 2004, respectively. The charges in 2006 reflect the adoption of FAS 123R on January 1, 2006. The decrease in 2006 and the increase in 2005 also reflects the 2005 ESPP modification charges of $3.5 million.

The $104.0 million gain on the 2006 sale of substantially all of our investment in Celltrion was fully collected in 2006; however, the $11.2 million gain on the 2005 sale of some of our investment in Celltrion was not fully collected by December 31, 2005. These gains are removed from operating activities and the net proceeds received are reflected in investing activities.

Cash used in operating activities was also affected by the following in 2006 and 2005:

•

Accrued and other current liabilities, which decreased by $8.2 million in 2006, increased by $2.6 million in 2005 primarily due to reduced operating levels and a $4.3 million reduction in employment related accruals from the end of 2005 to the end of 2006 of which $3.5 million related to the ESPP Bonus;

•

Accounts payable, which decreased by $5.4 million in 2006, increased by $5.4 million in 2005 primarily due to the timing of payments near year end and the reduced level of operating activities at December 31, 2006;

•	Receivables, which increased by $4.4 million in 2006 and decreased by $1.3 million in 2005 primarily due to the timing of billings sent to the U.S. government; and

•	Other, which decreased by $1.4 million in 2006 and $2.4 million in 2005 primarily due to the reimbursement of leasehold improvements from our landlord, which were recorded as deferred rent.

Cash used in operating activities was also affected by the following in 2005 and 2004:

•	Accounts payable, which increased by $5.4 million in 2005 and $0.3 million in 2004 primarily due to the timing of payments near year end;

•

Other, which increased by $2.4 million in 2005 and decreased by $0.2 million in 2004 primarily due to the reimbursement of leasehold improvements in 2005 from our landlord, which were recorded as deferred rent; and

•	Receivables, which increased by $1.3 million in 2005 and increased $3.6 million in 2004 primarily due to the timing of payments received from the U.S. government.

In 2007, we restructured operations to significantly reduce operating cash flows. See Note 17, Subsequent Events, in the notes to the consolidated financial statements in Part II – Item 8 of this report.

Net cash from investing activities in 2006 consisted primarily of the $127.8 million in net proceeds from the sale of our Celltrion common stock, net of activities relating to the purchase and sale of investment securities. Net cash used in investing activities in 2005 consisted primarily of activities relating to the purchase and sale of investment securities, $12.5 million in net proceeds from the sale of our Celltrion common stock as well as capital expenditures.

Capital expenditures by year included the following:

•	2006 primarily consisted of $2.4 million for software, equipment and leasehold improvements associated with our California facilities;

•

2005 primarily consisted of $22.5 million for construction in progress relating to Celltrion’s biomanufacturing facility in Incheon, Republic of Korea and $9.8 million for equipment and leasehold improvements associated with our California facilities. In addition, during 2005 we purchased $4.7 million of software and services related to the implementation of a new enterprise resource planning system; and

•

2004 primarily consisted of $37.5 million for construction in progress relating to Celltrion’s biomanufacturing facility in Incheon, Republic of Korea and $5.3 million for equipment and leasehold improvements associated with our California facilities.

As a result of the deconsolidation of Celltrion in July 2005, we no longer expect to record capital expenditures associated with the manufacturing facility and office facilities in the Republic of Korea. Other capital expenditures are not expected to be significant in 2007.

Net cash provided by our financing activities decreased to $25.2 million in the year ended December 31, 2006 from $49.6 million in the comparable period in 2005 and consisted of the net proceeds from a February 2006 private placement of 3,500,000 shares of our common stock at $7.70 per share at a discount to the $9.20 per share closing price, net of $1.7 million of transaction expenses.

In 2005, we sold the Notes and funded the expansion of the Korean manufacturing facility through sales of Celltrion stock and the proceeds from construction loans held by Celltrion as follows:

•	$31.5 million through a private placement of the Notes, net of $1.8 million in financing expenses;

•	$10.5 million in proceeds from construction loans held by Celltrion; and

•	$9.5 million in proceeds from the sale of 1,949,700 shares of Celltrion preferred stock in March 2005 at $4.99 per share.

In 2004, in addition to $18.3 million in proceeds from construction loans held by Celltrion we raised aggregate net proceeds of $46.6 million through sales of stock, including:

•	$37.5 million from the sale of 3,018,870 shares of VaxGen common stock to an institutional investor in November 2004 at $13.25 per share;

•	$3.0 million from the sale of 693,500 shares of Celltrion preferred stock in May 2004 at $4.28 per share; and

•	$6.2 million from the sale of 1,356,800 shares of Celltrion preferred stock in December 2004 at $4.56 per share.

At December 31, 2006, $97.7 million, or 69%, of our assets consisted of cash, cash equivalents and investment securities. Working capital was $89.8 million at December 31, 2006, compared to working capital of $1.6 million at December 31, 2005. This increase in working capital is due primarily to the following:

•	Cash, cash equivalents and investment securities, which increased by $80.7 million primarily due to the $127.8 million in net proceeds from the sale of our Celltrion common stock;

•

Accrued and other current liabilities, which decreased by $8.1 million, and accounts payable, which decreased by $5.4 million, primarily due to the timing of payments near year end and the reduced level of operating activities at December 31, 2006;

•

Derivative liabilities, which increased by $5.3 million as a result of changes in our assumption related to the probability of a change in control related to the put option associated with the Notes; and

•	Receivables, which increased by $4.4 million in 2006 primarily due to the timing of billings to the U.S. government.

At December 31, 2005, $17.0 million, or 21%, of our assets consisted of cash, cash equivalents and investment securities. Working capital was $1.6 million at December 31, 2005, compared to working capital of $23.7 million at December 31, 2004. This decrease in working capital is due primarily to the following:

•	Cash, cash equivalents and investment securities, which decreased by $29.1 million primarily due to operating losses;

•	Receivables, which decreased by $3.4 million primarily due to decreased billings to the U.S. government;

•	Derivative liabilities, which increased by $2.9 million as a result of the issuance of the Notes in 2005; and

•	Accounts payable, which increased by $2.8 million due to the timing of payments near the end of 2005.

We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs, capital expenditures, debt obligations and commitments through at least December 31, 2008. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction. See Note 17, Subsequent Events, in the notes to the consolidated financial statements in Part II – Item 8 of this report.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	2007	2008-09	2010-11	2012 and beyond

	(in thousands)
Note obligations (1)	$37,564	$1,733	$3,465	$32,366	$—
Operating lease obligations (2)	37,884	3,332	6,379	7,396	20,777
Purchase obligations (3)	836	455	246	61	74

Total contractual obligations	$76,284	$5,520	$10,090	$39,823	$20,851

(1)

Note obligations consist of principal and interest payments on our Notes. The Notes require us to make semi-annual payments of interest in cash at a rate of 5 1/2%, due April 1 and October 1. If a change in control occurs, as defined in the indenture, on or prior to the stated maturity of the Notes, the holders of the Notes may require under certain circumstances us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the holders request such a repurchase, we or our successor entity, may choose to pay in cash, common stock or a combination of cash and common stock.

(2)	Operating lease obligations include office and laboratory facilities and equipment under non-cancelable operating leases.

(3)	Purchase obligations include service agreements and license agreements.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments, or FAS 155, which amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities  and FAS No. 140,Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of our fiscal 2007. We do not expect the implementation of FIN 48 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our operations and cash flows are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and in the underlying assumptions used to value our derivative liabilities. Our foreign currency risk has been eliminated as of December 31, 2006 due to the sale of our investment in Celltrion common stock.

           Interest Rate Risk

Our exposure to market rate changes is related primarily to debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At December 31, 2006, we held government debt instruments and corporate obligations in the principal amount of $24.7 million. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less. At December 31, 2006, our reverse repurchase agreements had a maturity of one day and our investment securities had a remaining weighted-average maturity of less than two months. As a result of these short maturities, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2006, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. There have been no material changes in our interest rate risk since December 31, 2005.

          Indebtedness

At December 31, 2006, our outstanding non-current liabilities include $31.5 million of Notes due April 1, 2010 pursuant to our financing through a private placement of these Notes in April 2005. As the Notes bear interest at a fixed rate, our interest expense under the Notes would not be affected by interest rate changes. There have been no material changes in our indebtedness risk since December 31, 2005.

          Derivative Valuation Risk

The terms of our Notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other expense of $5.3 million for the year ended December 31, 2006.

At December 31, 2006, the embedded derivative liability was valued at $8.2 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions.

The inputs for the valuation analysis of the derivative include the probabilities of certain triggering events, some of which we believed to be likely as of December 31, 2006. A change in this probability and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows. There have been no material changes in our derivative valuation risk since December 31, 2005.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders
of VaxGen, Inc.

We have completed an integrated audit of VaxGen, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of VaxGen, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America, or GAAP. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation 46(R) “Consolidation of Variable Interest Entities” and consolidated their variable interest entity Celltrion, Inc. as of January 1, 2004.

As discussed in Note 2 to the consolidated financial statements, the Company has changed the manner in which it accounts for share-based payments in 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that VaxGen, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the Company not maintaining (1) an effective control environment; (2) effective financial reporting processes, including sufficient formalized and consistent finance and accounting policies and procedures; (3) effective monitoring controls and related segregation of duties over automated and manual transaction processes; (4) effective controls to ensure the complete, accurate and timely preparation and review of financial statements in accordance with GAAP; (5) effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries; (6) effective controls over the procurement process; (7) effective controls over the completeness and accuracy of certain revenue and expense accruals; (8) effective controls over the existence, completeness and valuation of fixed assets and related depreciation expense; (9) effective controls over spreadsheets; (10) effective controls over the completeness, accuracy and valuation of payroll, payroll expense and cash accounts; and (11) effective controls over the completeness, accuracy, existence, valuation and presentation and disclosure of research grant and contract revenue accounts, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2006:

1)	The Company did not maintain an effective control environment, specifically, the following material weaknesses were identified within the control environment:

a)

The Company did not maintain an effective control environment based on criteria established in Internal Control-Integrated Framework issued by COSO. Specifically, the financial reporting organization structure was not adequate to support the size, complexity or activities of the Company. In addition, certain finance positions were staffed with individuals who did not possess the level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements.

b)

The Company did not maintain effective financial reporting processes, including sufficient formalized and consistent finance and accounting polices and procedures; nor did the Company prevent or detect instances of non-compliance with certain such policies and procedures that do exist. Specifically, the Company lacked formalized reporting policies and procedures.

c)

The Company did not maintain effective monitoring controls and related segregation of duties over automated and manual transactions processes. Specifically, the Company failed to implement processes to ensure periodic monitoring of their existing internal control activities over financial reporting to identify and assess significant risk that may impact financial statements and related disclosures. Additionally, inadequate segregation of duties led to untimely identification and resolution of accounting and discourse matters and failure to perform timely and effective supervision and reviews.

The above control deficiencies resulted in audit adjustments to the Company’s 2006 interim and annual consolidated financial statements. These control deficiencies affect substantially all financial statement accounts, which could result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

2)      The material weakness in the Company’s control environment contributed to the existence of the following control deficiencies, each of which is considered to be a material weakness:

a)

The Company did not maintain effective controls over their process to ensure the complete, accurate and timely preparation and review of their consolidated financial statements in accordance with GAAP. Specifically, the Company did not have effective controls over the process for identifying, accumulating and reviewing all required supporting information to ensure the completeness, accuracy and timely preparation and review of their consolidated financial statements and disclosures. This control deficiency resulted in audit adjustments to the Company’s fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

b)

The Company did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries. This control deficiency resulted in audit adjustments to the Company’s fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

c)

The Company did not maintain effective controls over the procurement process. Specifically, effective controls were not in place to ensure the appropriate controls over the approval of new vendors, authorization of purchase orders, including categorization of appropriate expense line items, the receipt of goods and the approval and authorization of vendor payments. This control deficiency could result in a misstatement of current liabilities and operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

d)

The Company did not maintain effective controls over the completeness and accuracy of certain revenue and expense accruals. Specifically, the Company failed to identify, analyze and review certain accruals at period end relating to certain accounts receivable, accounts payable, accrued liabilities, revenue and other direct expenses to ensure that they were accurately, completely and properly recorded. This control deficiency resulted in audit adjustments to the Company’s fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

e)

The Company did not maintain effective controls over the existence, completeness and valuation of fixed assets and related depreciation expense. Specifically, effective controls were not designed and in place to ensure that fixed asset additions and disposals were recorded, as well as, the periodic physical verification of fixed assets. This control deficiency resulted in audit adjustments to the Company’s fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of fixed assets and depreciation expense that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

f)

The Company did not maintain effective controls over spreadsheets. Specifically, the Company did not maintain effective controls over the completeness, accuracy and validity of spreadsheets used in their financial reporting process to maintain effective version control and ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented. This control deficiency resulted in audit adjustments to the Company’s fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

g)

The Company did not design and maintain effective controls over the completeness, accuracy and valuation of their payroll and payroll expense. Specifically, the Company did not design and maintain effective controls over the administration of employee data or controls to provide reasonable assurance regarding the proper authorization of non-recurring payroll changes. This control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

h)

The Company did not design and maintain effective controls over the completeness, accuracy, existence and valuation of research grant and contract revenue accounts. Specifically, the Company did not design and maintain effective controls to provide reasonable assurance that indirect and provisional rates used to calculate manufacturing overhead and technical overhead were complete and accurate. This control deficiency resulted in audit adjustments to the Company’s fiscal 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that VaxGen, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP

San Jose, California
August 28, 2007

VaxGen, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

	2006	2005

Assets
Current assets:
Cash and cash equivalents:
Cash and commercial paper	$18,697	$1,901
Reverse repurchase agreements	54,378	2,659

Total cash and cash equivalents	73,075	4,560
Investment securities	24,668	12,466
Accounts receivable	516	1,820
Unbilled accounts receivable	7,164	1,455
Due from related party	284	901
Prepaid expenses and other current assets	2,544	4,638

Total current assets	108,251	25,840
Investment in affiliate	—	17,761
Property and equipment	28,417	32,275
Restricted cash	2,895	3,278
Other assets	2,497	2,679

Total assets	$142,060	$81,833

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,660	$10,005
Accrued and other current liabilities	5,553	11,272
Derivative liability	8,220	2,925
Due to related party	57	—

Total current liabilities	18,490	24,202
Convertible senior subordinated notes	30,321	29,967
Deferred rent and other liabilities	4,188	3,519

Total liabilities	52,999	57,688

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 65,000,000 shares authorized; 33,106,523 and 29,606,523 shares issued and outstanding at December 31, 2006 and 2005, respectively	331	296
Additional paid-in capital	299,226	266,248
Deferred stock compensation	—	(348)
Accumulated deficit	(210,498)	(248,090)
Accumulated other comprehensive income	2	6,039

Total stockholders’ equity	89,061	24,145

Total liabilities and stockholders’ equity	$142,060	$81,833

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2006	2005	2004

Revenues:
Research contracts and grants	$13,205	$29,073	$31,395
Related party services	1,631	866	—

Total revenues	14,836	29,939	31,395

Operating expenses:
Research and development	49,001	64,230	42,652
General and administrative	27,683	32,905	21,803

Total operating expenses	76,684	97,135	64,455

Loss from operations	(61,848)	(67,196)	(33,060)

Other income (expense):
Interest expense	(2,470)	(2,360)	—
Interest income and other	2,239	967	807
Valuation adjustments	(5,295)	(1,129)	(16,183)
Equity in loss of affiliate	(5,290)	(2,370)	—
Gain on foreign currency transactions	7,454	825	—
Gain on sale of investment in affiliate	104,012	11,196	—

Total other income (expense)	100,650	7,129	(15,376)

Income (loss) before minority interest	38,802	(60,067)	(48,436)
Minority interest in loss of variable interest entity	—	4,109	2,742

Income (loss) before taxes	38,802	(55,958)	(45,694)
Income taxes	1,210	—	—

Net income (loss)	$37,592	$(55,958)	$(45,694)

Net income (loss) per share:
Basic	$1.15	$(1.89)	$(1. 78)

Diluted	$1.15	$(1.89)	$(1. 78)

Weighted average shares used in computing basic and diluted net income (loss) per share:
Basic	32,723	29,599	25,677

Diluted	32,797	29,599	25,677

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (continued)
(in thousands, except share data)

						Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation			Total Stockholders’ Equity
					Accumulated Deficit
	Shares	Amount

Balance at December 31, 2003	25,032,243	$250	$184,032	$(242)	$(146,438)	$3,620	$41,222

Net loss	—	—	—	—	(45,694)	—	(45,694)
Change in net unrealized gain on securities	—	—	—	—	—	(54)	(54)
Foreign currency translation (including VIE)	—	—	—	—	—	1,505	1,505

Total comprehensive loss							(44,243)

Option and warrant exercises	891,696	9	1,089	—	—	—	1,098
Exchange of warrants	—	—	18,810	—	—	—	18,810
Issuance of shares for 401(k) matching contribution	36,053	1	394	—	—	—	395
Issuance of shares for Employee Stock Purchase Plan	198,021	2	445	—	—	—	447
VIE issuance of stock options	—	—	1,513	(1,513)	—	—	—
Deferred compensation on stock options	—	—	1,307	(1,307)	—	—	—
Stock-based compensation	—	—	50	1,242	—	—	1,292
Private placements, net of issuance costs of $109	3,018,870	30	37,461	—	—	—	37,491
Cumulative effect of adoption of FIN 46R	—	—	17,571	(164)	—	—	17,407
Effect of VIE equity activity	—	—	2,963	344	—	—	3,307

Balance at December 31, 2004	29,176,883	292	265,635	(1,640)	(192,132)	5,071	77,226

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (continued)
(in thousands, except share data)

						Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation			Total Stockholders’ Equity
					Accumulated Deficit
	Shares	Amount

Balance at December 31, 2004	29,176,883	$292	$265,635	$(1,640)	$(192,132)	$5,071	$77,226

Net loss	—	—	—	—	(55,958)	—	(55,958)
Change in net unrealized gain on securities	—	—	—	—	—	(16)	(16)
Foreign currency translation	—	—	—	—	—	1,809	1,809
Reclassification adjustment for gain realized	—	—	—	—	—	(825)	(825)

Total comprehensive loss							(54,990)
Warrant exercises	429,640	4	(4)	—	—	—	—
Employee benefit award modifications	—	—	5,099	705	—	—	5,804
Stock-based compensation	—	—	—	142	—	—	142
Deconsolidation of VIE stock options	—	—	(445)	445	—	—	—
Effect of VIE and affiliate equity transactions	—	—	(4,037)	—	—	—	(4,037)

Balance at December 31, 2005	29,606,523	296	266,248	(348)	(248,090)	6,039	24,145

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (continued)
(in thousands, except share data)

						Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation			Total Stockholders’ Equity
					Accumulated Deficit
	Shares	Amount

Balance at December 31, 2005	29,606,523	$296	$266,248	$(348)	$(248,090)	$6,039	$24,145

Net income	—	—	—	—	37,592	—	37,592
Change in net unrealized gain on securities	—	—	—	—	—	65	65
Foreign currency translation	—	—	—	—	—	1,245	1,245
Reclassification adjustment for gain realized	—	—	—	—	—	(7,347)	(7,347)

Total comprehensive income							31,555
Private placement, net of issuance costs of $1,724	3,500,000	35	25,191	—	—	—	25,226
Stock-based compensation	—	—	2,890	—	—	—	2,890
Cumulative effect of adoption of FAS 123R	—	—	(348)	348	—	—	—
Effect of affiliate equity transactions	—	—	5,245	—	—	—	5,245

Balance at December 31, 2006	33,106,523	$331	$299,226	$—	$(210,498)	$2	$89,061

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$37,592	$(55,958)	$(45,694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment in affiliate	(104,012)	(11,196)	—
Gain on foreign currency transactions	(7,454)	(825)	—
Equity in loss of affiliate	5,290	2,370	—
Valuation adjustments	5,295	1,129	15,403
Minority interest in loss of variable interest entity	—	(4,109)	(2,742)
Depreciation and amortization	6,253	4,747	2,062
Stock-based compensation	2,890	6,202	1,884
Amortization of premiums and discounts on investment securities	(290)	85	262
Non-cash interest expense	710	530	—
Changes in assets and liabilities:
Receivables	(4,405)	1,310	3,610
Prepaid expenses and other current assets	(879)	160	(23)
Accounts payable	(5,360)	5,443	252
Accrued and other current liabilities	(8,160)	2,600	3,191
Due to/from related parties	674	(901)	(210)
Other	1,365	2,359	(223)

Net cash used in operating activities	(70,491)	(46,054)	(22,228)

Cash flows from investing activities:
Proceeds from sale of investment in affiliate	127,813	12,509	—
Purchase of investment securities	(24,380)	—	(37,775)
Proceeds from sale and maturities of investment securities	12,533	13,817	26,671
Purchase of property and equipment	(2,395)	(37,004)	(42,770)
Purchase of investment in affiliate	—	(1,152)	—
Change in restricted cash	383	(2,174)	8,476
Cash (used in) provided by deconsolidation/consolidation of VIE	—	(3,811)	9,723
Other	(174)	(1,891)	(760)

Net cash provided by (used in) investing activities	113,780	(19,706)	(36,435)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,

	2006	2005	2004

Cash flows from financing activities:
Proceeds from private placements, net	$25,226	$9,482	$46,637
Proceeds from convertible senior subordinated notes and derivative liability, net	—	29,722	—
Proceeds from non-current obligations	—	10,493	18,287
Payments on non-current obligations	—	—	(1,169)
Exercise of employee stock options	—	—	1,025
Employee stock purchase plan	—	—	447
Other	—	(75)	102

Net cash provided by financing activities	25,226	49,622	65,329
Effect of exchange rate changes on cash and cash equivalents	—	—	811

Increase (decrease) in cash and cash equivalents	68,515	(16,138)	7,477
Cash and cash equivalents at beginning of year	4,560	20,698	13,221

Cash and cash equivalents at end of year	$73,075	$4,560	$20,698

Supplemental disclosure of cash flow information:
Interest paid	$1,733	$1,206	$63
Income taxes paid	—	—	154
Supplemental schedule of non-cash activities:
Accrued purchases of property and equipment	$—	$—	$11,673

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

          Nature of Business Activities

The consolidated financial statements of VaxGen, Inc., or VaxGen, and its subsidiaries, collectively referred to as the Company, include the accounts of VaxGen, its subsidiary, VaxGen-Celltrion, Inc., or VCI, and from January 1, 2004 through June 30, 2005 a variable interest entity, or VIE, Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea.

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

VaxGen was incorporated on November 27, 1995 and was formed to develop a vaccine intended to prevent human immunodeficiency virus. In 2002, VaxGen broadened its product development portfolio to also include biodefense vaccines. The Company’s activities involve inherent risks. These risks include, but are not limited to, the possibility that internal control over financial reporting is not or will not be adequate to ensure timely and reliable financial information, the risk that the Company may not be able to raise additional capital, the risk that the Company may fail to obtain any future government biodefense contracts, the risk that the Company may fail to perform under any existing or future contracts and the risk that the Company may be unable to commercialize its product candidates.

The Company’s principal source of revenue is the U.S. government, principally the National Institutes of Health, or NIH, and related entities.

          Delisting from the Nasdaq National Market

As a result of the Company’s inability to timely file required periodic reports with the Securities and Exchange Commission, or SEC, the Company was delisted effective August 9, 2004 from the Nasdaq National Market, now the Nasdaq Global Market, or Nasdaq. Since that time, the Company’s common stock has traded over the counter, or OTC, and has been quoted on the Pink Sheets LLC under the symbol, VXGN.PK.

2.	Summary of Significant Accounting Policies

          Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, which include, among others, those related to long-lived assets, property and equipment, embedded derivative liability, clinical trial expense accruals, stock-based compensation, income taxes and other contingencies. The estimates are based on historical experience and on various other assumptions that appear to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

          Basis of Presentation

The accompanying consolidated financial statements include the accounts of VaxGen and VCI and Celltrion from January 1, 2004 through June 30, 2005. All inter-company accounts and transactions have been eliminated in consolidation. The condition for control of entities is the ownership of a majority voting interest or the ability to otherwise exercise control over the entity.

Interpretation No. 46, Consolidation of Variable Interest Entities- an interpretation of ARB No. 51, was originally issued by the Financial Accounting Standards Board, or FASB, in January 2003 and was revised in December 2003, referred to, as revised, as FIN 46R. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain VIEs in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. If two or more related parties hold variable interests in the same variable interest entity, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the party, within the related party group, that is most closely associated with the variable interest entity is the primary beneficiary. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. FIN 46R applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, no later than the end of the first reporting period after March 15, 2004.

In February 2002, Celltrion was formed by VaxGen along with Nexol Biotech Co., Ltd, Nexol Co., Ltd., or Nexol, Korea Tobacco & Ginseng Corporation and J. Stephen & Company Ventures Ltd., collectively referred to as the Korean Investors, to build and operate a mammalian cell culture biomanufacturing facility in Incheon, Republic of Korea, and to provide partial funding for the construction of a manufacturing facility under VaxGen control in South San Francisco, California.

Prior to implementing the consolidation provisions within FIN 46R, VaxGen had reflected its investment in Celltrion in its financial statements using the equity method. Since the Company’s adoption of FIN 46R on January 1, 2004, the accounts of Celltrion are included in the Company’s consolidated financial statements for all of 2004. In addition, as a result of the adoption of FIN 46R and the resulting consolidation of Celltrion, all intercompany 2002 and 2003 transactions between VaxGen, VCI and Celltrion were eliminated as of January 1, 2004. Also, certain Celltrion transactions were adjusted to conform to VaxGen’s accounting policies as if Celltrion had been consolidated from inception. As of January 1, 2004, the cumulative effect of the change in accounting principle resulting from the consolidation of Celltrion and the elimination of these transactions resulted in increased additional paid-in capital of $17.6 million and increased deferred stock compensation of $0.2 million.

In September 2005, VaxGen entered into an agreement to raise approximately $15.1 million in gross proceeds through the sale of 1.2 million of its shares in Celltrion to a group of Korean investors. Nexol purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from VaxGen effective July 1, 2005. For the remainder of 2005, VaxGen’s investment in Celltrion was accounted for under the equity method. At December 31, 2005, VaxGen’s ownership interest in Celltrion was 22%.

During 2006, VaxGen received gross proceeds of $130.3 million from the sale of substantially all of its Celltrion common stock to Nexol and affiliates of Nexol. As a result, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or participate in Celltrion’s management. Accordingly, VaxGen no longer had the ability to exercise significant influence over the operating and financial policies of Celltrion, and as of July 1, 2006, VaxGen accounted for its investment in Celltrion under the cost method. In September 2006, the joint venture agreement between VaxGen and the Korean Investors was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion. At December 31, 2006, VaxGen held a nominal ownership interest in Celltrion.

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

          Investment Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates classifications at each balance sheet date. If declines in value are deemed other-than-temporary, a charge is made to net income (loss) for the period. At December 31, 2006 and 2005, investment securities consist of corporate obligations and obligations of the U.S. government and its agencies with an original maturity date at purchase greater than three months. These securities are classified as “available-for-sale” securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income (loss). All investment securities are held for use in current operations and are classified in current assets. Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income.

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

          Investment in Affiliate

In a 2002 non-monetary transaction, VaxGen made an investment in Celltrion that it recorded at the date of the exchange at fair value as a non-current asset in the consolidated balance sheet. During 2002 and 2003, this investment was accounted for based upon the equity method as VaxGen had the ability to exercise significant influence over the operating and financial policies of Celltrion even though VaxGen held less than 50% of the voting stock. Under the equity method, VaxGen’s investment was adjusted for contributions, distributions and its proportionate share of Celltrion’s undistributed losses. VaxGen’s proportionate share of Celltrion’s undistributed losses was recorded as equity in loss of affiliate in the consolidated statements of operations. As a result of the Company’s adoption of FIN 46R on January 1, 2004, the accounts of Celltrion were included in the Company’s consolidated financial statements from January 1, 2004 through June 30, 2005. As a result of changes in the Company’s ownership interests of Celltrion, effective July 1, 2005, the Company’s investment in Celltrion was accounted for based upon the equity method and, effective July 1, 2006, based upon the cost method. The Company uses the cost method of accounting where it is unable to exert significant influence over the investee. Under the cost method, the investment in affiliate balance will not be adjusted for Celltrion’s operating results. VaxGen regularly reviewed its investment in Celltrion for impairment and did not recognize any other-than-temporary declines in its investment in affiliate. As of December 31, 2006, the Company has a nominal investment in Celltrion.

          Issuances of Stock by Equity Method Investees

When an equity method investee sells additional shares to parties other than the investor, it changes the investor’s percentage ownership interest in the investee. In the event that the selling price per share is more or less than the investor’s average carrying amount per share, there is a gain or loss to the investor that must be accounted for in additional paid-in capital if the equity method investee is in the early stages of its business development. This gain or loss is accounted for in accordance with Staff Accounting Bulletin Topic 5H, Accounting for Sales of Stock of a Subsidiary.

          Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Equipment, consisting of manufacturing machinery, laboratory equipment, computers, software and other office furniture and equipment, is depreciated using the straight-line method over the assets’ estimated useful lives of three to six years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease. Significant additions and improvements that materially increase values, change capacities or extend useful lives are capitalized, while repairs and maintenance costs are charged to expenses as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period recognized.

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

          Valuation of Derivative Instruments

The Company values certain embedded features and warrants issued in connection with its 2001 Series A Preferred Stock financing as well as embedded features it issued in connection with the financing of Convertible Senior Subordinated Notes, or Notes, in 2005 as derivative liabilities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133. The Company estimates the fair value of its derivative liabilities each quarter using the Monte Carlo Simulation methodology. This methodology is complex and requires significant judgments in the estimation of fair values based on certain assumptions. Factors affecting the amount of these liabilities include changes in the Company’s stock price and other assumptions. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s consolidated statements of operations. These changes in the carrying value of the derivatives can have a material impact on the Company’s consolidated financial statements. The derivative liabilities may be reclassified into stockholders’ equity upon conversion, payment or expiration of the convertible senior subordinated notes, exercise or expiration of the warrants or other events, the timing of which may be outside the Company’s control.

The warrant and the embedded derivative liabilities do not qualify for hedge accounting under FAS 133 and therefore, subsequent changes in fair value are recorded as non-cash valuation adjustments within other income (expense) in the consolidated statements of operations.

          Fair Value of Financial Instruments

The Company has short-term financial instruments other than cash, cash equivalents and investment securities consisting of receivables, accounts payable, accrued liabilities and due to/from related parties. The fair value of these financial instruments approximates their carrying amount due to their short-term nature. The Company also has longer-term financial instruments consisting of convertible senior subordinated notes. The fair value of these financial instruments was estimated to be $18.8 million at December 31, 2006. The fair value of the convertible senior subordinated notes does not approximate its carrying amount of $30.3 million at December 31, 2006. The difference is primarily attributable to changes in the market value of the Company’s common stock.

          Stock-Based Compensation

In January 2006, the Company adopted the fair value recognition provision of FAS No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which requires the recognition of the fair value of stock-based compensation for all stock-based payment awards, including grants of stock options made to the Company’s employees and directors. Under the fair value recognition provision of FAS 123R, stock-based compensation is measured at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award. The Company uses the Black-Scholes valuation model to measure the fair value of its stock-based awards utilizing various assumptions with respect to stock price volatility, forfeiture rates, risk-free interest rates and expected life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation may differ materially in the future from that recorded in the current period.

The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements for the year ended December 31, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Upon the adoption of FAS 123R in January 2006, the deferred stock compensation balance of $0.3 million was reclassified to additional paid-in-capital, reflecting the cumulative effect of adopting FAS 123R. The Company adopted the short-cut method for calculating the beginning balance of the additional paid in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of

FAS 123R. The Company has not recognized excess tax benefits related to employee stock-based compensation and, therefore, does not currently have an APIC Pool because the related deductions are embedded in the Company’s net operating loss carryforwards.

Prior to January 1, 2006, the Company accounted for stock-based compensation based upon the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and had adopted the disclosure-only provisions of FAS No. 123, Accounting for Stock-Based Compensation, or FAS 123, and FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, or FAS 148.

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts, estimated on the date of grant using the Black-Scholes option pricing model, as indicated below (in thousands, except per share data):

	Year ended December 31,

	2005	2004

Net loss – as reported	$(55,958)	$(45,694)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	6,000	597
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(12,164)	(7,325)

Net loss — pro forma	$(62,122)	$(52,422)

Net loss per share — basic and diluted, as reported	$(1.89)	$(1.78)
Net loss per share — basic and diluted, pro forma	$(2.10)	$(2.04)

During 2005, there were no stock options granted by VaxGen and there were no enrollments in the Employee Stock Purchase Plan. During 2005, there were stock options granted by Celltrion during the period that Celltrion was consolidated with VaxGen.

In 2005 and 2004, the value of each option grant and Employee Stock Purchase Plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no expected dividends):

	Year ended December 31,

	2005	2004

VaxGen Stock Option Plans
Risk-free interest rate	n/a	3.5%
Expected average life	n/a	5 years
Volatility	n/a	101%

Celltrion Stock Options
Risk-free interest rate	4.3%	4.9%
Expected average life	6 years	6 years
Volatility	62%	73%

VaxGen Employee Stock Purchase Plan
Risk-free interest rate	n/a	1.7%
Expected average life	n/a	1 year
Volatility	n/a	87%

See Note 12, Stock Options and Warrants, for more information regarding stock-based compensation.

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

          Foreign Currency Translation

From January 1, 2004 through June 30, 2005, the financial position and results of operations of Celltrion were measured using local currency as the functional currency. Assets and liabilities were translated to their U.S. dollar equivalents using the spot rate at the respective balance sheet dates. Operating results and the equity in profits or losses of Celltrion were translated using average exchange rates for the period. Translation adjustments resulting from changes in exchange rates were reported as a component of other comprehensive income.

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

In March 2006, the Emerging Issues Task Force, or EITF, reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), or EITF 06-3. EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company does not expect the implementation of EITF 06-3 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Basic net income (loss) per share, or EPS, is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares and dilutive potential common shares outstanding for the period. Potential common shares include stock options under employee stock option plans, convertible senior subordinated notes and warrants using the treasury stock method. The following table summarizes the computation for basic and diluted income (loss) per share (in thousands, except per share data):

	Year Ended December 31,

	2006	2005	2004

Net income (loss) (Numerator)	$37,592	$(55,958)	$(45,694)

Weighted average shares (Denominator):
Weighted average shares for basic EPS	32,723	29,599	25,677
Effect of dilutive potential common shares	74	—	—

Adjusted weighted average shares for diluted EPS	32,797	29,599	25,677

Basic net income (loss) per share	$1.15	$(1.89)	$(1.78)

Diluted net income (loss) per share	$1.15	$(1.89)	$(1.78)

The following is a summary of potentially dilutive securities that were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Year Ended December 31,

	2006	2005	2004

Stock options	3,988	4,484	4,635
Convertible senior subordinated notes	2,134	2,134	—
Warrants	2,009	959	1,389

Total	8,131	7,577	6,024

4.	Balance Sheet Components

Reverse Repurchase Agreements

The following is a summary of Reverse Repos at December 31 (in thousands), at cost which approximates market value:

	2006	2005

Institution
Morgan Stanley	$19,627	$2,659
Merrill Lynch	16,371	—
Citigroup	9,000	—
Other	9,380	—

	$54,378	$2,659

           Investment Securities

The following is a summary of available-for-sale investment securities at December 31 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

2006:
Corporate obligations	$24,666	$2	$—	$24,668

2005:
Government obligations	$8,977	$—	$(43)	$8,934
Corporate obligations	3,213	—	(16)	3,197
Asset-backed securities	339	—	(4)	335

	$12,529	$—	$(63)	$12,466

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The investment securities at December 31, 2006 all have a contractual maturity of one year or less.

Investment income for the years ended December 31, 2006, 2005 and 2004 of $2.2 million, $1.0 million and $0.3 million, respectively, includes interest income and amortization and accretion of discounts and premiums, as well as realized gains and losses.

No gross gains were realized upon the sale of investment securities during the years ended December 31, 2006, 2005 and 2004, respectively. Gross losses of zero, $0.1 million and $0.1 million were realized upon the sale of investments during the years ended December 31, 2006, 2005 and 2004, respectively.

          Property and Equipment

The following is a summary of property and equipment at December 31 (in thousands):

	2006	2005

Equipment, furniture and fixtures	$19,127	$18,616
Leasehold improvements	17,872	17,462
Software	7,614	6,142

	44,613	42,220
Less: accumulated depreciation and amortization	(16,196)	(9,945)

	$28,417	$32,275

Depreciation and amortization expense was $6.3 million, $4.7 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2002 and 2003, Celltrion obtained long-term financing for its land purchase and construction of its administration and manufacturing facilities. These loans were included in the balance of non-current obligations; however, as a result of the deconsolidation of Celltrion in 2005, these obligations are not reflected in the Company’s consolidated balance sheet at December 31, 2006 or 2005. For all non-current obligations, interest of $1.0 million and $2.4 million was capitalized for the years ended December 31, 2005 (while Celltrion was consolidated) and 2004. All capitalized interest is included in the cost basis of the buildings during construction. No significant interest was expensed by Celltrion prior to 2005. For the year ended December 31, 2005 (while Celltrion was consolidated), interest expense of $0.5 million is included in the consolidated statement of operations for Celltrion’s non-current obligations. Celltrion was not consolidated in 2006 and therefore no interest expense from its non-current obligations is included in the consolidated statement of operations for the year ended December 31, 2006.

          Restricted Cash

At December 31, 2006 and 2005, VaxGen had restricted cash of $3.4 million and $3.3 million, respectively, as compensating balances to support outstanding letters of credit. The letters of credit relate to the Company’s facilities leases and utility services and are renewed annually. At December 31, 2006, $0.5 million of restricted cash is included in other current assets because the restrictions are expected to be removed during 2007.

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

The Company’s accrued and other current liabilities consist of the following (in thousands):

	December 31, 2006	December 31, 2005

Employment benefits	$2,049	$6,380
Income taxes	1,210	—
Clinical trial expenses	931	829
Subcontractor settlement	450	1,530
Other	913	2,533

	$5,553	$11,272

5.	Contracts

In September 2002, the Company was awarded a cost-plus contract from NIAID, or 2002 Anthrax Contract, to develop rPA102, a recombinant Protective Antigen anthrax vaccine, and to create a feasibility plan for how the Company would manufacture an emergency stockpile of 25 million doses of the vaccine. Under the 2002 Anthrax Contract, $20.9 million was awarded to develop the vaccine candidate initially developed by U.S. Army Medical Research Institute of Infectious Diseases, which combines the safety benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax Protective Antigen.

In September 2003, the Company was awarded a second contract from NIAID valued at $80.3 million, or 2003 Anthrax Contract, for the advanced development of the Company’s anthrax vaccine candidate, together with the 2002 Anthrax Contract referred to as the NIAID Contracts. The 2003 Anthrax Contract was intended to fund development through manufacturing scale-up and completion of two Phase 2 clinical studies, which would support the filing of a Biologics License Application, or BLA, with the U.S. Food and Drug Administration, or FDA. In December 2004, NIAID notified the Company of its intent to terminate, for its convenience, a portion of the 2003 Anthrax Contract and redirect the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged.

In November 2004, the Office of Public Health Emergency and Preparedness, or OPHEP, awarded the Company a contract valued at $877.5 million to provide 75 million doses of rPA102 to the U.S. government’s Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract. The Company recovers only a portion of the development costs associated with this work from the NIAID Contracts. In May 2006, the Company received a unilateral contract modification from the U.S. Department of Health and Human Services, or HHS, related to the SNS Contract. In November 2006, VaxGen received a clinical hold notification from the FDA that postponed the initiation of the second Phase 2 trial for rPA102.

On December 19, 2006, HHS terminated for default the SNS Contract. HHS based the decision on its determination that VaxGen “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required VaxGen to initiate a clinical trial of the vaccine candidate by December 18, 2006. See Subsequent Events in Note 17.

6.	Convertible Senior Subordinated Notes

In April 2005, the Company raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of Notes, due April 1, 2010. The Notes have the following terms:

•	semi-annual payments of interest in cash at a rate of 5 1/2%, due April 1 and October 1;

•	convert, at the option of the holder, into the Company’s common stock at an initial conversion price of $14.76 per share subject to adjustment;

•

provisional redemption at the Company’s option for a redemption price of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus an interest make-whole payment, under certain circumstances, including among others, that the closing price of the Company’s common stock has exceeded $22.14 per share, subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days;

•	constitute the Company’s senior subordinated obligations; and

•

if a change in control occurs, as defined in the indenture, on or prior to the stated maturity of the Notes, the holders of the Notes may require under certain circumstances the Company to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the stock price on the effective date of redemption is less than $12.30 per share, no make-whole premium will be paid. If the holders request such a repurchase, the Company or the successor entity, may choose to pay in cash, common stock or a combination of cash and common stock. This feature constitutes a put-option derivative liability.

The Company initially valued the derivative liability associated with the Notes at $1.8 million. This amount was accounted for as a reduction in the initial carrying value of the Notes and an increase to current liabilities. This discount to the Notes is being accreted over five years using the effective interest method. Interest expense for the years ended December 31, 2006 and 2005 reflects non-cash accretion charges of $0.4 million and $0.2 million, respectively, related to this discount. For the years ended December 31, 2006 and 2005, valuation adjustments expense of $5.3 million and $1.1 million, respectively, represented the increase in the fair value of the derivative liability.

The Company incurred financing expenses associated with the Notes of $1.8 million. This amount was accounted for as an increase to non-current other assets. The financing expenses are being amortized over five years using the straight-line method. Interest expense for the years ended December 31, 2006 and 2005 reflect non-cash amortization charges of $0.3 million and $0.3 million, respectively, related to these expenses.

Interest expense on the Notes for the years ended December 31, 2006 and 2005 was $2.4 million and $1.8 million, respectively.

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

The inputs for valuation analysis include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the Company’s market capitalization, the conversion rate of the Notes, the risk-free interest rate as well as the credit spread, which represents the Company’s risk premium over the risk-free interest rate.

The key inputs for the valuation analysis were as follows:

	December 31, 2006	December 31, 2005	April 2005

Volatility	91%	97%	99%
Risk free interest rate	4.7%	4.4%	4.1%
Credit spread	20.3%	13.6%	13.9%
Probability of change in control	95%	20%	15%

          Obligation to Register Shares

Pursuant to the Notes, the Company has agreed to register the shares issuable upon conversion of the Notes for resale under the Securities Act of 1933, or Securities Act. The Company has agreed to file with the SEC a registration statement, or Registration Statement, with respect to these shares no later than thirty days following the first date it becomes current in its reporting requirements under the Securities and Exchange Act of 1934, or Filing Date, and to use its best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC no later than 90 days after the Filing Date, (2) in the event of a review by the SEC, no later than 120 days after the Filing Date, the earlier of (1) and (2) is referred to as the Required Effective Date.

VaxGen will be liable for liquidated damages under the following circumstances, or Defaults:

•	if the Registration Statement is not filed on or before thirty days following the Filing Date;

•	if the Registration Statement is not declared effective by the SEC on or prior to the Required Effective Date; or

•	if the Registration Statement (after its effectiveness date) ceases to be effective in certain circumstances.

In the event of a Default, VaxGen is required to pay as liquidated damages, for each 30-day period of a Default, an amount in cash equal to 1% of the principal amount of the Notes until the applicable failure has been cured. The liquidated damages payable under the Stock Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a Default. As of December 31, 2006, the Company considers the likelihood of becoming obligated for such liquidated damages to be remote and accordingly no provision for their payment has been recorded.

7.	Celltrion

Under the terms of the Celltrion Joint Venture Agreement, or JVA, dated February 25, 2002, between VaxGen and the Korean Investors, Celltrion provided partial funding for the construction of VCI, in California. During 2002 and 2003, Celltrion received the equivalent of $45.8 million in cash from the Korean Investors, secured a 52,000 million Korean Won ($44.2 million equivalent) loan from a Republic of Korea bank and received technology and manufacturing know-how from VaxGen, which Celltrion valued at 53,312 million Korean Won ($41.9 million equivalent). VaxGen provided mammalian cell culture technology and biologics production expertise as its investment in Celltrion.

VaxGen recorded its initial investment in Celltrion at $36.7 million as a non-current asset in the consolidated balance sheet, based upon Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions and EITF Issue 01-02, Interpretations of APB Opinion No. 29. In 2004, VaxGen adopted the provisions of FIN 46R and determined that Celltrion was a VIE and that VaxGen was their primary beneficiary. Accordingly, in accordance with FIN 46R, the consolidated financial statements include the results of Celltrion as a VIE since January 1, 2004. In September 2005, VaxGen entered into an agreement discussed below to sell some of its shares of Celltrion common stock. Nexol purchased 250,000 of the shares sold by VaxGen. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from VaxGen effective July 1, 2005; therefore, VaxGen resumed accounting for its investment in Celltrion under the equity method.

On December 30, 2004, VaxGen amended the JVA. Under the terms of the JVA, as amended on December 30, 2004, between VaxGen and the Korean Investors, or Revised JVA, Celltrion is managed by a Board of Directors composed of six individuals of which Nexol and VaxGen are each entitled to hold two seats and together are entitled to appoint a Representative Director of Celltrion. The Revised JVA entitles VaxGen to hold two Board seats and appoint a Representative Director for as long as it retains two-thirds of its initial shareholdings in Celltrion. The Revised JVA also provides for future capitalization of Celltrion, including the possible sale of additional stock to new investors. The laws of the Republic of Korea govern the JVA and the Revised JVA.

At December 30, 2004, VaxGen entered into various transactions pertaining to its ownership of Celltrion and its contractual obligations to Celltrion, including:

•	a Termination Agreement by and between VaxGen and Celltrion;

•	a Surrender Agreement by and between VaxGen and the Korean Investors, or Surrender Agreement; and

•	a Technical Support and Services Agreement by and between VaxGen and Celltrion.

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

In June 2005, Celltrion entered into several agreements to manufacture biologic products being developed by Bristol-Myers Squibb Company, or BMS. VaxGen and Celltrion entered into a Technical Support and Services Sub-Agreement, or Sub-Agreement, effective in June 2005. The Sub-Agreement provides for VaxGen to assist Celltrion with services required under Celltrion’s agreement with BMS. Under the Sub-Agreement, VaxGen will be paid for out-of-pocket expenses and services rendered. VaxGen recognized $1.6 million and $0.9 million of related-party revenue under this agreement during the years ended December 31, 2006 and 2005. As a result of the consolidation of VaxGen and Celltrion, from January 1, 2004 through June 30, 2005, this investment has been eliminated in consolidation. Effective July 1, 2005, as a result of the deconsolidation of Celltrion, VaxGen’s proportionate share of the investee’s undistributed losses was recorded as equity in loss of affiliate in the consolidated statements of operations.

In May 2005, Celltrion issued 2,872,840 shares of common stock to existing stockholders in a proportionate stock dividend, of which VaxGen received 923,947 shares. Since this dividend was issued in proportion to existing stockholders ownership interests, it had no financial impact to the Company’s consolidated financial statements. Celltrion has never paid cash dividends.

In July 2005, VaxGen participated in a round of fund-raising with the Korean Investors and purchased from Celltrion 239,068 shares of common stock for $1.2 million.

In September 2005, VaxGen entered into an agreement to raise approximately $15.1 million in gross proceeds through the sale of 1.2 million of its shares in Celltrion to a group of Korean investors. VaxGen received $12.5 million of the gross proceeds from this transaction in 2005 and the balance in 2006. The Company incurred $3.9 million in fees and related expenses associated with the sale, resulting in a net gain on the sale of investment in affiliate of $11.2 million.

During the year ended December 31, 2005 (after the deconsolidation of Celltrion), Celltrion sold 5,054,757 shares of common stock, resulting in gross proceeds of 25,938 million Korean Won ($25.1 million equivalent). As a result, VaxGen’s ownership interest in Celltrion was decreased to 22% and, because of the amounts invested, VaxGen’s net equity in Celltrion decreased by $4.0 million. Because Celltrion was not yet an operating company, this decrease was reflected as an equity transaction included in effect of affiliate equity transactions in the consolidated statements of stockholders’ equity for the year ended December 31, 2005. During the year ended December 31, 2006 (while Celltrion was accounted for under the equity method) and as a result of Celltrion’s equity transactions, VaxGen’s ownership interest in Celltrion was decreased to 8%; however, VaxGen’s net equity in Celltrion increased by $5.2 million. Because Celltrion is not yet an operating company, this increase has been reflected as an equity transaction included in effect of affiliate equity transactions in the consolidated statements of stockholders’ equity for the year ended December 31, 2006.

During the year ended December 31, 2006, VaxGen received gross proceeds of $130.3 million from the sale of substantially all of its Celltrion common stock to Nexol and affiliates of Nexol. The Company’s basis in the shares sold in 2006 was $19.0 million. The Company incurred $7.3 million in fees and related expenses associated with the sale of this stock, of which $2.4 million due to a financial advisor was unpaid as of December 31, 2006. As a result, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, VaxGen accounted for its investment in Celltrion under the cost method. In September 2006, the Revised JVA was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion. At December 31, 2006, VaxGen held a nominal ownership interest in Celltrion.

In February 2006, Celltrion and VaxGen entered into an agreement whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen compensates Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such internal costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on February 28, 2006) per year and shall be subject to VaxGen’s approval. In 2006, VaxGen incurred expenses of $2.6 million for internal and external fees and services relating to the preparation, review and audit of Celltrion financial statements in accordance with U.S. GAAP.

Summarized selected financial information of Celltrion (VaxGen’s equity investee) is as follows (in thousands):

	Six Months Ended June 30, 2006	Year Ended December 31, 2005

Operating expenses	$22,953	$8,566
Impairment of intangible asset	—	908

Loss from operations	(22,953)	(9,474)
Other income (expense)	(2,825)	(849)

Net loss	$(25,778)	$(10,323)

	June 30, 2006	December 31, 2005

Current assets	$65,958	$15,816
Non-current assets	240,831	191,668
Current liabilities	38,127	16,419
Non-current obligations	148,154	78,947

8.	Accumulated Other Comprehensive Income

Comprehensive income combines net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s accumulated other comprehensive income balance at December 31 consists of the following (in thousands):

	2006	2005

Foreign currency translation adjustments	$—	$6,102
Unrealized gain (loss) on investment securities	2	(63)

Accumulated other comprehensive income	$2	$6,039

9.	Related Party Transactions

Since December 2002, Daewoo Engineering and Construction Co., Ltd., or Daewoo, has managed the construction of Celltrion’s facilities. In January 2003, Daewoo purchased 260,000 shares of Celltrion’s preferred stock at a price of 22,348 Korean Won per share (equivalent to $18.78 per share). At the time of this purchase, Nexol’s and Celltrion’s Chief Executive Officer, who are the same person, entered into a purchase agreement with Daewoo. Per the terms of this purchase agreement, upon the completion of the construction of Celltrion’s facility, Daewoo would sell these shares to Nexol at the purchase price. Celltrion’s Chief Executive Officer guaranteed this agreement. Celltrion paid Daewoo 11,100 million Korean Won ($10.9 million equivalent) and 26,873 million Korean Won ($23.0 million equivalent) under the construction agreement during the years ended December 31, 2005 (while Celltrion was consolidated) and 2004, respectively. Celltrion was not consolidated with VaxGen as of December 31, 2005 or thereafter.

See Note 7 for discussions of related party transactions pertaining to Celltrion.

10.	Stock Offerings

          Common Stock

VaxGen completed the following private placements of common stock during the three years ended December 31, 2006:

Date	Sales Price Per Share	Closing Price Per Share	Shares	Net Proceeds (in thousands)

February 10, 2006	$7.70	$9.20	3,500,000	$25,226
November 22, 2004	$13.25	$15.71	3,018,870	$37,491

Financing costs associated with the 2006 and 2004 private placements were $1.7 million and $0.1 million, respectively. In connection with the 2006 financing, VaxGen issued to the accredited institutional investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because VaxGen did not file all of its delinquent periodic reports with the SEC by September 30, 2006, the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share. If VaxGen does not file all of its delinquent periodic reports with the SEC by January 31, 2007, the warrants will become exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share. See Subsequent Events in Note 17.

As part of these private placements, the Company agreed to file a registration statement on Form S-1 no later than 30 days after the first day that the Company becomes current with its reporting requirements under the Exchange Act of 1934. The registration statement will register for resale the common stock issued in both transactions and the stock issuable upon exercise of the warrants from the February 2006 transaction. The Company may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares and shares issuable upon exercise of the warrants (a) if the registration statement is not filed on or prior to 30 days of the Company becoming current in its reporting requirements; (b) if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner that violates such obligations. The Company does not consider these liquidated damages to be probable or reasonably estimable. Consequently, no reserves have been established for these matters during the three years ended December 31, 2006.

11.	Employee Benefit Plans

          401(k) Plan

The VaxGen 401(k) Retirement Plan, or 401(k) Plan, covers substantially all full-time employees of VaxGen. Under the 401(k) Plan as amended, VaxGen must match a portion of employee contributions with Company common stock or cash. A total of 300,000 shares of Company common stock have been reserved for issuance under the 401(k) Plan, of which 156,934 had been issued and 143,066 were available for issuance at December 31, 2006. In 2006 and 2005, VaxGen matched employee contributions under the 401(k) Plan with cash and recorded expense related to 401(k) matching of $0.8 million and $0.8 million, respectively. In 2004, VaxGen issued 36,053 shares under the 401(k) Plan and recorded expense related to 401(k) matching of $0.4 million.

          Employee Stock Purchase Plan

The VaxGen 2001 Employee Stock Purchase Plan, or 2001 Purchase Plan, is implemented by a series of 24-month offering periods, each referred to as an Offering Period and collectively as Offering Periods. Offering periods were suspended effective July 1, 2004 as a result of the Company’s delisting from Nasdaq. In September 2005, the Compensation Committee of the Board of Directors approved a contingent bonus program for employees participating in the 2001 Purchase Plan. Under this program, a bonus became payable to participants when the 2001 Purchase Plan was terminated by the Company, or ESPP Bonus, in November 2005. During the year ended December 31, 2005, the Company recorded a research and development expense of $2.5 million and a general and administrative expense of $0.7 million for the cost of this bonus program. The ESPP Bonus was paid in 2006.

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

In 2004, 198,021 shares were issued under the 2001 Purchase Plan at a weighted average purchase price of $2.26 per share. This price reflects a 15% discount from the market price and is considered compensation for FAS 123 disclosure purposes only and is included in the FAS 123 disclosure in Note 2. No shares were issued under the 2001 Purchase Plan in 2006 or 2005.

12.	Stock Options and Warrants

     (a) Stock Options

          VaxGen Stock Options

          1996 Stock Option Plan

The 1996 Stock Option Plan, or Plan, initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increases this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2006, options for 3,769,963 shares were outstanding and 3,745,279 shares were available for grant under the Plan.

Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant.

In 2006, the Company granted options for 175,000 shares of VaxGen common stock to newly hired executives at a weighted average exercise price of $6.44 per share. The aggregate fair value of these options on the date of grant was $0.9 million. The option shares vest over four years with 25% of the shares vesting on the one-year anniversary date and the remaining shares vesting in equal monthly installments over the subsequent three years. At the time of the grants, neither the options nor the shares of the common stock issuable upon exercise of the options were registered under the Securities Act. VaxGen granted these options in transactions exempt from the registration requirements of the Securities Act by virtue of the exemption provided for in Section 4(2) of the Act.

          1998 Director Stock Option Plan

The 1998 Director Stock Option Plan, or Director Plan, for non-employee directors has 300,000 shares of common stock authorized for issuance. As of December 31, 2006, non-employee directors have been granted options to purchase 188,962 shares of common stock at exercise prices ranging from $4.57 per share to $20.85 per share. Under the Director Plan, new non-employee directors will receive an initial option grant to acquire 20,000 shares at the fair market value of VaxGen’s common stock on the grant date. Initial option grants shall vest over three years, beginning one year from the date of grant, subject to certain meeting attendance requirements. In addition, non-employee directors who have served on the board for at least six months shall receive annual option grants of 10,000 shares on the date of each annual stockholders’ meeting. The exercise price of each annual option grant under the Director Plan is to be the fair market value of VaxGen’s common stock on the grant date. Each annual option grant fully vests on the grant date. All options expire no later than 10 years from the date of grant. The Company suspended the grant of any options to non-employee directors of the Company under the Director Plan in 2005.

          Inducement Stock Options

In September 2001, VaxGen granted employment inducement stock options exercisable for 400,000 shares of VaxGen common stock outside the Plan to a newly hired executive with an exercise price of $14.90 per share. In October 2004, VaxGen granted two stock options exercisable for 120,000 shares and 30,000 shares outside the Plan to a new executive and a new director, respectively, with an exercise price of $11.40 per share and $12.27 per share, respectively. These options were granted without stockholder approval, but pursuant to Nasdaq Marketplace Rules, on terms that are substantially in accordance with VaxGen’s standard stock option terms for employees. As of December 31, 2006, none of these stock options have been exercised or repurchased; however, 67,500 of these options were canceled during 2006 upon the termination of the executive to whom one of the options had been granted.

The following is a summary of VaxGen’s stock option activity (including the inducement stock options) and related information for the years ended December 31:

	2006		2005		2004

	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price

Balance at beginning of year	4,483,557	$10.64	4,634,671	$10.66	3,746,689	$10.37
Granted	175,000	6.44	—	—	1,169,178	11.39
Exercised	—	—	—	—	(135,138)	7.57
Forfeited	(217,132)	10.80	(151,114)	11.14	(146,058)	11.92

Balance at end of year	4,441,425	10.47	4,483,557	10.64	4,634,671	10.66

Options exercisable at year end	4,060,779	10.68	3,685,372	10.91	2,734,164	11.41

The following table summarizes information about VaxGen’s stock options granted during the years ended December 31:

	2006		2005		2004

Exercise price on grant date	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price

Equals market price	$5.13	$6.44	$—	$—	$9.27	$12.19
Is below market price	—	—	—	—	10.13	10.94

Options granted during the year ended December 31, 2006 had exercise prices equal to fair market value on the date of grant. During the year ended December 31, 2005, no stock options were granted. During the year ended December 31, 2004, 745,500 options were granted at an exercise price below market price.

Detailed information on VaxGen’s options outstanding on December 31, 2006 by price range is set forth below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Remaining Shares Exercisable	Weighted Average Exercise Price

$1.78 – $5.50	931,422	1.9	$4.69	823,478	$4.83
$5.74 – $9.17	800,154	1.6	7.20	675,581	6.95
$9.25 – $10.75	742,197	1.6	9.77	730,905	9.76
$10.96 – $12.27	751,085	2.2	11.24	621,277	11.24
$12.30 – $15.71	773,951	1.4	14.61	768,921	14.61
$15.80 – $26.00	442,616	1.7	21.16	440,617	21.19

Total	4,441,425	1.7	10.47	4,060,779	10.68

The aggregate intrinsic value of outstanding options and exercisable options was zero at December 31, 2006 because none of the options were in-the-money. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the three months ended December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based upon the fair market value of the Company’s common stock. As of December 31, 2006, exercisable options had a remaining weighted average contractual life of 5.2 years. As of December 31, 2006, there was approximately $2.0 million, net of expected forfeitures, of total unrecognized stock-based compensation related to unvested arrangements granted under the Company’s equity-based incentive plans. As of that date, this cost was expected to be recognized over a weighted average period of 2.2 years. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was zero, zero and $0.9 million, respectively, determined as of the date of exercise. The total fair value of shares vested during the year ended December 31, 2006 was $2.2 million.

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

          Non-cash Compensation Expense

Non-cash compensation expense for the years ended December 31, 2006, 2005 and 2004 was $2.9 million, $6.2 million and $1.9 million, respectively. Such expense was primarily related to fair-value compensation related to stock options in 2006, compensation related to anti-dilution provisions in Celltrion’s stock option grants in 2004 and compensation related to the extension of the exercise period of terminated employees’ vested options due to the lack of current financial statements and failure to file periodic reports. In 2005, the Board of Directors authorized a modification to options held by employees who left the Company such that the exercisability of the options were extended from 90 days following termination to 90 days following listing on a national securities exchange. In February 2006, upon the agreement of affected stock option holders, the Company further modified the period of exercisability from 90 days following listing on a national securities exchange to 30 days following listing on a national securities exchange. The Company recorded a non-cash expense for these modifications of $0.5 million and $0.4 million during the years ended December 31, 2006 and 2005, respectively. The Company issues new shares upon the exercise of options.

           (b) Impact of Adoption of FAS 123R

In January 2006, the Company adopted the fair value recognition provisions of FAS 123R, which requires the recognition of the fair value of stock-based compensation expense for all stock-based payment awards, including grants of stock options, made to the Company’s employees and directors. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards ultimately expected to vest and is recognized as expense ratably over the requisite service period of the award. The Company uses the Black-Scholes valuation model to estimate the fair value of its stock-based awards utilizing various assumptions with respect to stock price volatility, forfeiture rates and expected life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

•

Risk-Free Interest Rate: The risk-free rate for the expected term of stock options is based upon the rates for U.S. Treasury Bonds with terms equal to the options’ expected term in effect at the time of grant.

•	Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

•	Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures of vested stock options.

The Company used the following assumptions for the year ended December 31, 2006:

2006

Risk-free interest rate	4.5 – 4.9%
Expected average life	6.08 years
Volatility	94 – 100%

During periods following the adoption of FAS 123R, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of December 31, 2005, using the fair value method required for pro forma disclosure under FAS 123 in effect for expense recognition purposes, adjusted for estimated forfeitures. The adoption of FAS 123R had no effect on the Company’s statement of cash flows.

The impact on consolidated results of operations of recording stock-based compensation for the year ended December 31, 2006 was as follows (in thousands, except per share data):

2006

Research and development	$1,883
General and administrative	1,007

Effect on net income	$(2,890)

Effect on net income per share, basic	$(0.09)
Effect on net income per share, diluted	$(0.09)

           (c) Common Stock Warrants

In connection with the February 2006 common stock financing, the Company issued to the accredited institutional investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because the Company did not file all of its delinquent periodic reports with the SEC by September 30, 2006, the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share.

On September 21, 2004, the Company completed transactions in which warrants that were issued in 2001 in connection with its Series A Preferred Stock financing, or Series A Warrants, were surrendered in exchange for two new series of warrants, or Exchange Warrants. The Company issued to the holders of the Series A Warrants, Exchange Warrants to purchase a total of 1,146,388 shares of common stock, exercisable until September 21, 2005, at an exercise price of $0.01 per share, or $0.01 Warrants, and Exchange Warrants to purchase a total of 655,078 shares of common stock, exercisable until September 21, 2007, at an exercise price of $16.00 per share, or $16.00 Warrants. In connection with the exchange, the agreements governing the Series A Warrants were terminated. In 2004, 716,494 shares of common stock were issued upon the exercise of some of the $0.01 Warrants. In January 2005, 429,640 shares of common stock were issued as a result of the net exercise of the remaining $0.01 Warrants. In December 2006, the Company entered into an addendum, or Addendum, with the holders of the $16.00 Warrants under which the term of these warrants was extended by three additional years. The $16.00 Warrants, as amended, will expire September 21, 2010 instead of September 21, 2007. No other terms of the $16.00 Warrants were amended. In connection with entering into the Addendum, the Company received releases from the holders of the $16.00 Warrants regarding potential claims related to these warrants.

Multiple features were embedded in the Company’s Series A Warrants. These embedded derivatives were valued using the Monte Carlo fair value methodology. The Company completed the valuation of one put option embedded in the Series A Warrants and the expected payment of liquidated damages to the Series A Warrant holders upon certain triggering events. The Monte Carlo fair value methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. The inputs for the valuation analysis of the derivatives embedded in the Series A Warrants included the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the Series A Warrants and the risk-free interest rate. The key inputs for the valuation analysis of these embedded derivatives at December 31, 2003 were a volatility of 111% and a risk-free interest rate of 2.05%. The key inputs for the valuation analysis of these embedded derivatives at the date of the exchange for the Exchange Warrants were volatility of 121% and a risk-free interest rate of 2.37%. The key inputs for the valuation analysis of the $0.01 per share Exchange Warrants at the date of the exchange were volatility of 90% and a risk-free interest rate of 1.80%. The key inputs for the valuation analysis of the $16.00 Warrants at the date of the exchange were volatility of 109% and a risk-free interest rate of 2.82%. The valuation of the embedded derivatives associated with the Series A Warrants at the date of the exchange for the Exchange Warrants was $14.4 million and the valuation of the Exchange Warrants was $18.8 million. The $4.4 million difference in value is included as other expense in the consolidated statement of operations for the year ended December 31, 2004.

The following common stock warrants were outstanding at December 31, 2006:

Issue Date	Exercise Price Per Share	Term (in years)	Shares

February 2006	$9.24	5	1,049,996
Exchange Warrants, September 2004, as amended in December 2006	16.00	6	655,078
May 1999	7.00	10	140,000
January 1999	13.00	10	79,462
July 1997	7.00	10	39,595
January 2000	11.50	10	27,196
2001	20.25	10	18,000

Weighted average / Total	11.52		2,009,327

13.	Income Taxes

For the year ended December 31, 2006, the Company provided for income tax expense of $0.9 million and $0.3 million for alternative minimum taxes for federal and California, respectively. The Company did not have income tax expenses for the years ended December 31, 2005 or 2004 due to Company’s net operating loss carryforward positions. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the entire deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on net deferred tax assets.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	December 31,

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$57,070	$67,525
Research and other credit carryforwards	7,887	7,897
Deferred research expenses	877	1,032
Depreciation	936	1,755
Accrued liabilities	1,581	2,205
Other	2,301	1,073

Total gross deferred tax assets	70,652	81,487
Less: Valuation allowance	(70,652)	(81,487)

Net deferred tax assets	$—	$—

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,

	2006	2005	2004

Statutory rate	34.0%	34.0%	34.0%
State taxes	5.8	4.7	4.5
Gain on sale of investment	(10.3)	1.7	—
Equity in loss of affiliate	4.6	(2.7)	0.8
Valuation adjustments	4.6	(0.7)	(12.9)
Research and other credits	—	4.6	7.1
Equity-based compensation expense	—	(2.5)	(0.3)
Foreign rates different than statutory rate	—	(10.5)	1.1
Exemption for foreign ownership	—	9.7	0.5
Other	0.8	1.5	2.0
Change in valuation allowance	(36.4)	(39.8)	(36.8)

Effective tax rate	3.1%	0.0%	0.0%

At December 31, 2006, VaxGen had U.S. federal and California net operating loss carryforwards of $146.3 million and $125.8 million, respectively. Of the deferred net operating loss carryforwards, $3.9 million would be recognized directly to additional paid in capital when realized because they relate to expenses generated from stock option awards. The U.S. federal net operating loss carryforwards expire between 2020 and 2025 and the California net operating loss carryforwards expire between 2011 and 2015. Additionally, VaxGen has federal research credits of $4.3 million, which expire between 2016 and 2025 and State of California research credits of $3.7 million, can be carried forward indefinitely. These carryforwards could be subject to certain limitations in the event there is a change in control of VaxGen. Due to the consolidation of Celltrion in 2004 and the deconsolidation of Celltrion in 2005, the effect of the change in the valuation allowance does not agree to the change in gross deferred tax assets in either year.

14.	Commitments and Contingencies

           Leases

VaxGen leases office facilities under non-cancelable operating leases in Brisbane and South San Francisco, CA, which expire in 2007 and 2016, respectively.

VaxGen entered into an 84-month office lease in Brisbane commencing June 2000, with an option to renew for an additional five-year period. This lease, as amended in 2005, is for 39,000 square feet. In connection with this lease agreement, a letter of credit in the amount of $0.5 million was issued to VaxGen’s landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in other current assets and restricted cash in the consolidated balance sheets as of December 31, 2006 and 2005, respectively.

On April 14, 2005, VaxGen entered into an amended lease agreement to replace two previous leases, including a lease for 20,000 square feet of laboratories and office space and a sublease for 50,000 square feet of manufacturing, laboratories and office space. It also provides an additional 35,000 square feet of new space. The amended lease secured space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. This space, which totals 105,000 square feet in South San Francisco, is used for manufacturing, quality assurance, quality control, research and development and other functions. This lease terminates in December 2016; however, VaxGen has options to renew the lease for two additional five-year periods. In connection with the amended lease agreement, an amended letter of credit in the amount of $2.4 million was issued to the lessor. The amended letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit plus accrued interest is included in restricted cash in the consolidated balance sheet as of December 31, 2006 and 2005. In addition, the Company received $2.2 million in reimbursements for the costs of certain tenant improvements.

VaxGen also has a lease for 6,000 square feet of warehouse and office space in South San Francisco, which expires in September 30, 2011. In addition, VaxGen has several operating leases for office equipment.

Future minimum annual payments under all non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$3,333
2008	2,900
2009	3,478
2010	3,618
2011	3,778
2012 and beyond	20,777

Total	$37,884

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $4.3 million, $4.1 million and $2.2 million, respectively. The Company recognizes rent expense on a straight-line basis over the expected lease term.

On April 14, 2005, VaxGen entered into an amended lease agreement which terminates in December 2016. Included in deferred rent and other liabilities at December 31, 2006 and 2005 is $4.0 million and $3.4 million of deferred rent associated with this amended lease. As a result of the timing of cash flows under the amended lease, this deferred rent increased by $0.6 million and $0.8 million during the years ended December 31, 2006 and 2005, respectively, and will increase by $0.6 million and $0.5 million in the years ended December 31, 2007 and 2008, respectively. Thereafter, the $5.1 million balance at December 31, 2008 will be amortized through 2016.

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

If an executive officer’s employment with VaxGen is terminated without cause, or the executive resigns due to good reasons, as defined in their employment agreements, the executive would be entitled to receive as severance 12 months of their base salary and all of their outstanding unvested stock options would be accelerated and become immediately exercisable. If this occurs within 13 months of a change of control, as defined in their agreements, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis. As of December 31, 2006, the aggregate salary and bonus obligations under these circumstances would be $2.3 million.

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

Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from the U.S. Department of Health and Human Services, the National Institutes of Health and related entities. From its inception through June 30, 2005, Celltrion had not been operational or earned any revenues. All of VaxGen’s operating assets are located in the United States of America. All of Celltrion’s operating assets are located in the Republic of Korea.

Information regarding the segments is stated below (in thousands):

Revenues	Year Ended December 31,

	2006	2005	2004

VaxGen	$14,836	$30,066	$31,822
Celltrion	n/a	—	—
Eliminations	n/a	(127)	(427)

Total	$14,836	$29,939	$31,395

Depreciation and Amortization	Year Ended December 31,

	2006	2005	2004

VaxGen	$6,253	$4,140	$1,760
Celltrion	n/a	1,538	1,947
Eliminations	n/a	(931)	(1,645)

Total	$6,253	$4,747	$2,062

Equity in Loss of Affiliate	Year Ended December 31,

	2006	2005	2004

VaxGen (in Celltrion)	$(5,290)	$(4,396)	$(336)
Celltrion (in VCI)	n/a	n/a	(938)
Eliminations	n/a	2,026	1,274

Total	$(5,290)	$(2,370)	$—

Income Tax Expense	Year Ended December 31,

	2006	2005	2004

VaxGen	$1,210	$—	$—
Celltrion	n/a	—	—
Eliminations	n/a	—	—

Total	$1,210	$—	$—

Interest Expense	Year Ended December 31,

	2006	2005	2004

VaxGen	$(2,470)	$(1,836)	$—
Celltrion	n/a	(524)	—
Eliminations	n/a	—	—

Total	$(2,470)	$(2,360)	$—

Net Income (Loss)	Year Ended December 31,

	2006	2005	2004

VaxGen	$37,592	$(55,868)	$(49,537)
Celltrion	n/a	25,617	(595)
Eliminations	n/a	(25,707)	4,438

Total	$37,592	$(55,958)	$(45,694)

Purchases of Property and Equipment	Year Ended December 31,

	2006	2005	2004

VaxGen	$(2,395)	$(14,538)	$(5,260)
Celltrion	n/a	(22,466)	(37,510)
Eliminations	n/a	—	—

Total	$(2,395)	$(37,004)	$(42,770)

16.	Legal Proceedings

The Company is subject to a wide variety of laws and regulations. Certain claims, suits and complaints in the ordinary course of business are pending or may arise. While there can be no assurance as to the ultimate outcome of any litigation involving the Company, the Company does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17.	Subsequent Events

           SNS Contract

In April 2007, the Company entered into a settlement agreement with HHS. In accordance with the agreement, the parties terminated the remaining cost-plus contract related to the development and delivery of a next-generation anthrax vaccine through a separate contract modification. As part of the settlement agreement, NIAID paid the Company $11.0 million. The settlement agreement also released both parties of all liabilities associated with the Company’s three anthrax government contracts: the 2002 Anthrax Contract, the 2003 Anthrax Contract and the SNS Contract. As part of the settlement agreement, the parties converted the termination of the SNS Contract to a termination for convenience and also, terminated the 2003 Anthrax Contract under a bilateral contract modification for the convenience of the government on a no-cost basis, effective April 3, 2007.

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

           Executive Officer Compensation

In February 2007, the Board of Directors granted to executive officers options for 1,590,000 shares and implemented an option exchange program allowing executive officers to exchange old options for 714,700 shares for new options for 178,675shares. All of the options were granted effective February 12, 2007 with an exercise price of $2.23, the closing market price of one share of the Company’s common stock on that date. Each will vest monthly on a pro-rata basis over one to four years. The Board also approved two potential retention bonus payments. The aggregate first retention bonus payment of $0.3 million was made to the executives during the three months ended September 30, 2007. Additionally, a second cash bonus payment of the same amount will be made, conditioned upon the executive remaining a regular full-time employee in good standing through the completion of a strategic transaction and other terms.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

The tables below present selected quarterly financial data.

	Year Ended December 31, 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)

Revenues	$6,304	$4,607	$2,356	$1,569
Total operating expenses	(20,822)	(21,534)	(17,654)	(16,674)
Other income (expense), net	(2,316)	60,648	173	42,145
Income taxes	—	—	—	(1,210)
Net income (loss)	(16,834)	43,721	(15,125)	25,830
Net income (loss) per share:
Basic	$(0.53)	$1.32	$(0.46)	$0.78
Diluted	$(0.53)	$1.32	$(0.46)	$0.78
Weighted average shares used in computing per share calculations:
Basic	31,551	33,107	33,107	33,107
Diluted	31,551	33,199	33,107	33,107

	Year Ended December 31, 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)

Revenues	$7,646	$9,981	$6,375	$5,937
Total operating expenses	(22,629)	(26,989)	(23,426)	(24,091)
Other income (expense), net	(74)	(749)	11,357	(3,405)
Net loss	(13,374)	(15,331)	(5,694)	(21,559)
Net loss per share—basic and diluted	$(0.45)	$(0.52)	$(0.19)	$(0.73)
Weighted average shares used in computing basic and diluted loss per share	29,578	29,607	29,607	29,607

The Company adopted the fair value recognition provisions of FAS 123R effective January 1, 2006. The impact on consolidated results of operations of recording stock-based compensation for the three months ended December 31, 2006 was as follows (in thousands, except per share data):

2006

Research and development	$257
General and administrative	200

Effect on net income	$(457)

Effect on net income per share, basic	$(0.01)
Effect on net income per share, diluted	$(0.01)

In June 2006, VaxGen received gross proceeds of $79.0 million from the sale of 3.6 million shares of its Celltrion common stock to Nexol and its affiliates. The Company’s basis in the 3.6 million shares sold in June 2006 was $11.8 million. VaxGen recognized $4.9 million of expenses associated with this sale, resulting in a net gain on the sale of investment in affiliate of $61.2 million.

In December 2006, VaxGen received gross proceeds of $51.3 million from the sale of substantially all of its Celltrion common stock to Nexol and affiliates of Nexol. The Company’s basis in the shares sold in December 2006 was $7.2 million. The Company incurred $2.4 million in fees and related expenses associated with the sale, resulting in a net gain on the sale of investment in affiliate of $42.8 million.

In September 2005, VaxGen entered into an agreement to raise $15.1 million in gross proceeds through the sale of 1.2 million of its shares in Celltrion to a group of Korean investors. The Company incurred $3.9 million in fees and related expenses associated with the sale, resulting in a net gain on the sale of investment in affiliate of $11.2 million.

In 2004, VaxGen adopted the provisions of FIN 46R and determined that Celltrion was a VIE and that VaxGen was Celltrion’s primary beneficiary. Accordingly, in accordance with FIN 46R, the consolidated financial statements through the second quarter of the year ended December 31, 2005 include the results of Celltrion as a VIE. Effective July 1, 2005, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from VaxGen. The Company accounted for its investment in Celltrion under the equity method for the twelve months ended June 30, 2006 and under the cost method for the six months ended December 31, 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Background

During 2006, we were completing the re-audit of our financial statements for the three years ended December 31, 2003 and the audit of our consolidated financial statements for the year ended December 31, 2004. These periodic reports were filed with the Securities and Exchange Commission on September 25, 2006 and February 7, 2007, respectively. Because of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures to ensure that our consolidated financial statements as of and for the year ended December 31, 2006, including quarterly periods, are presented in accordance with generally accepted accounting principles, or GAAP. Our additional procedures included, but were not limited to:

•	Analyzing revenue and related accounts, such as accounts receivable, unbilled revenue and costs of service as of and for the year ended December 31, 2006.

•	Reviewing contracts including contract modifications, accruals and recognition of sub-contractor costs.

•	Performing a comprehensive search for unrecorded liabilities at December 31, 2006.

•	Performing substantive procedures in areas related to our income taxes in order to provide reasonable assurance as to the related financial statement amounts and disclosures.

•	Verifying stock-based grants back to supporting documentation and manually agreeing assumptions used in the FAS 123R calculations.

•

Engaging expert outside consultants with relevant accounting experience, skills and knowledge of the application of GAAP and financial reporting to augment our management and our accounting and finance staff. The expert outside consultants worked under the supervision and direction of our management.

•	Performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts.

The completion of these and other procedures resulted in the identification of adjustments related to our consolidated financial statements as of and for the year ended December 31, 2006, which significantly delayed the filing of this Annual Report.

We believe that because we performed the substantial additional procedures described above and made appropriate adjustments, the consolidated financial statements for the periods included in this Annual Report are fairly stated in all material respects in accordance with GAAP.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Annual Report within the statutory time period, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2006. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006:

1)	We did not maintain an effective control environment, specifically, the following material weaknesses were identified within the control environment:

a)

We did not maintain an effective control environment based on criteria established in Internal Control-Integrated Framework issued by COSO. Specifically, the financial reporting organization structure was not adequate to support the size, complexity or activities of the Company. In addition, certain finance positions were staffed with individuals who did not possess the level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements.

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

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the Internal Control—Integrated Framework issued by COSO.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10K.

Remediation Efforts

We plan to make necessary changes and improvements to the overall design of our control environment to address the material weaknesses in internal control over financial reporting described above. In particular, we have implemented or are implementing measures to set the proper tone by placing importance on internal control over financial reporting and by placing importance on adherence to the code of business conduct and ethics through the following actions:

1)	Control Environment:

	a)	We did not maintain an effective control environment based on criteria established in Internal Control-Integrated Framework issued by COSO.

•

Remediation Plan: Management plans to address competency issues within the finance department by hiring well qualified financial consultants to assist with remedial efforts and day-to-day business operations. At the discretion of the VP of Finance, selected VaxGen accounting staff will attend training as deemed necessary.

b)

We did not maintain effective financial reporting processes, including sufficient formalized and consistent finance and accounting polices and procedures; nor did we prevent or detect instances of non-compliance with certain such policies and procedures that do exist.

•

Remediation Plan: In 2007, our financial policies and procedures will be reviewed for completeness, accuracy and adequacy, updated and brought current. A communication plan will also be developed to ensure the policies and procedures are understood and as appropriate employees are trained in their application. Management will monitor employee’s adherence to these policies and procedures.

	c)	We did not maintain effective monitoring controls and related segregation of duties over automated and manual transactions processes.

•

Remediation Plan: All system access privileges will be reviewed on a quarterly basis to ensure proper segregation exists. If a change in duties is required to ensure proper segregation of duties, the change request will be documented and properly approved by the most senior person in the affected department. The change will be made by our Information Technology department who will also attest to making the change on the request form. All change request forms will be returned to and maintained by the finance department in the month-end close binder for future reference. An analysis of manual procedures will be performed to strengthen the effectiveness of our segregation of duties. If a change in duties is required to ensure proper segregation of duties, the change request will be documented and properly approved by the most senior person in the affected department.

2)	Process Controls:

	a)	We did not maintain effective controls over our process to ensure the complete, accurate and timely preparation and review of our consolidated financial statements in accordance with GAAP.

•

Remediation Plan: We plan to continue to enhance and improve month-end and quarter-end closing procedures by having reviewers analyze and monitor financial information in a consistent and through manner. We plan to continue to enhance and improve the documentation and review of required information associated with the preparation of our quarterly and annual filings.

b)

We did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries.

•

Remediation Plan: All journal entries will be reviewed and approved by appropriate levels of management in a timely manner to ensure validity. Approved journal entries will be reconciled against posted journal entries to ensure completeness and accuracy.

	c)	We did not maintain effective controls over the procurement process.

•

Remediation Plan: Invoices will be properly coded and filed with appropriate supporting documentation. A vendor change request form will be utilized to initiate any new vendors or update existing vendor information. The head of purchasing will perform a semi-annual review of the vendor master file to ensure the system vendor data is complete and accurate. Discrepancies or removals will require a vendor change request form. We will utilize our accounting system’s purchase order routing feature to ensure all invoices are properly approved. Additionally, goods or services must be received and evidenced as such in the system by the appropriate person prior to payment being issued. We will also utilize our accounting system’s three and two-way match functionality to ensure the accuracy of payments made. Monthly, a review of all purchase orders without an approved purchase requisition will be performed to ensure proper approval. All checks over $20,000 will be signed by two members of management and all check registers will be properly approved. Check signing and wire transfer authorizations will be properly segregated.

	d)	We did not maintain effective controls over the completeness and accuracy of certain revenue and expense accruals.

•

Remediation Plan: Appropriate finance staff will review and approve all accrual listings monthly to ensure completeness and accuracy. The monthly review will be filed in the month-end close binder for future reference. Monthly, accrued paid time off will be reconciled for accuracy and reviewed and approved by the VP of Finance. Monthly, vendor invoices will be reviewed and approved to ensure they are accrued in the proper period. Evidence of the approval will be maintained in the month-end close binder for future reference. The open purchase order report will be reviewed on a monthly basis. Open purchase orders will be investigated as required.

	e)	We did not maintain effective controls over the existence, completeness and valuation of fixed assets and related depreciation expense.

•

Remediation Plan: Fixed asset additions, disposals and related depreciation expense will be reconciled on a quarterly basis. The reconciliation will be reviewed and approved by appropriate individuals. A full fixed asset count will be performed in conjunction with the asset impairment analysis in fiscal 2007.

	f)	We did not maintain effective controls over spreadsheets.

•

Remediation Plan: All spreadsheets will be reviewed and analyzed to determine the level of controls necessary based upon the spreadsheet’s use, complexity and required reliability of the information. A checklist will be established and implemented for each key spreadsheet to ensure accurate financial reporting.

g)	We did not design and maintain effective controls over the completeness, accuracy and valuation of our payroll and payroll expense.

•

Remediation Plan: All employee changes will be documented in a personnel action request form. Changes in salary will be approved by the hiring manager, department VP and VP of Human Resources and evidenced on the personnel action request form. All changes will be reconciled to data in the employee master file to ensure accuracy and validity.

h)	We did not design and maintain effective controls over the completeness, accuracy, existence and valuation of our research grant and contract revenue accounts.

• Remediation Plan: The VP of Finance will perform a quarterly analysis of indirect rates. Provisional rates will be checked for accuracy as part of the invoice review process.

Management believes through the implementation of the foregoing initiatives, we will significantly improve our control environment, the completeness and accuracy of underlying accounting data and the timeliness with which we are able to close our books. Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of regulatory required financial information. The remediation efforts noted above are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Remediation of Material Weaknesses of Internal Control over Financial Reporting

a)	Ineffective controls over the completeness and accuracy of accounting for investments in affiliates.

•

Management retained and intends to continue to retain the services of expert outside consultants with relevant accounting experience, skills and knowledge of the application of GAAP, specializing in accounting and financial reporting to ensure accurate accounting relating to our investments in affiliates. The expert outside consultants work under the supervision and direction of our management.

b)	Ineffective controls over the completeness and accuracy of accounting for equity and financing instruments.

•

Management retained and intends to continue to retain the services of expert outside consultants with relevant accounting experience, skills and knowledge of the application of GAAP. The expert outside consultants worked under the supervision and direction of our management to provide the necessary oversight to ensure accurate accounting relating to equity and financing instruments.

c)	Ineffective controls over the completeness and accuracy of accounting for awards under our various stock compensation plans.

•

Management retained and intends to continue to retain the services of expert outside consultants with relevant stock compensation plan experience. The expert outside consultants worked under the supervision and direction of our management to provide the necessary oversight to ensure the timing and authorization for issuance of and modifications to stock compensation plans were communicated to the appropriate accounting personnel to ensure accurate and timely accounting for the transactions in the consolidated financial statements.

We have evaluated the design and operating effectiveness of the controls described above, and concluded that they are both designed and operating effectively as of December 31, 2006. As a result, we have concluded that the material weaknesses related to (a) ineffective controls over the completeness and accuracy for accounting for investments in affiliates; (b) ineffective controls over the completeness and accuracy of accounting for equity and financing instruments; and (c) ineffective controls over the completeness and accuracy of accounting for awards under our various stock compensation plans have been remediated as of December 31, 2006.

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting during the three months ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting related to the remediation of certain previously identified material weaknesses as discussed in the section titled “Remediation of Material Weaknesses of Internal Control over Financial Reporting.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The executive officers of the Company and their respective ages and positions as of June 29, 2007 are as follows:

Name of Executive Officer	Age	Principal Occupation

James P. Panek	54	President and Chief Executive Officer
Marc J. Gurwith, M.D.	67	Senior Vice President, Medical Affairs and Chief Medical Officer
Roland Lance Ignon	50	Vice President, Corporate Affairs
Matthew J. Pfeffer	50	Chief Financial Officer and Senior Vice President, Finance and Administration
Piers C. Whitehead	44	Vice President, Corporate and Business Development

There is no family relationship between or among any of the executive officers or directors.

James P. Panek

Mr. Panek has served as our President and Chief Executive Officer since January 2007. He previously served as our Executive Vice President, Manufacturing Operations, since September 2006 and Senior Vice President, Manufacturing Operations, since February 2002. From 1982 to 2001, Mr. Panek served in various capacities with Genentech, including Senior Vice President, Product Operations, and Vice President, Manufacturing, Engineering and Facilities, where he led the development of the world’s largest biotechnology manufacturing facility and was responsible for all operations involved in supplying products for preclinical, clinical, and commercial use. Mr. Panek led the development of manufacturing facilities that enabled FDA approval and launch of recombinant products to treat pediatric growth hormone deficiency (Nutropin Depot® and Protropin®), heart attack (TNKase™), non-Hodgkin’s lymphoma (Rituxan®) and breast cancer (Herceptin®). Mr. Panek was also responsible for the purification of all human pharmaceuticals for clinical and commercial use, and led the successful start-up and licensure of operations for purification of Activase®, the first large-scale cell culture product approved by the FDA. Prior to joining Genentech, Mr. Panek spent six years with Eli Lilly in a variety of engineering and development positions. Mr. Panek received a B.S. and an M.S. in chemical engineering from the University of Michigan.

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

Matthew J. Pfeffer

Mr. Pfeffer has served as Chief Financial Officer and Senior Vice President of Finance and Administration, since March 2006. Mr. Pfeffer has over 25 years of financial management experience, having served most recently as CFO of Cell Genesys, Inc. During his nine year tenure at Cell Genesys, Mr. Pfeffer served as Director of Finance before being named CFO in 1998. His responsibilities included managing finance, tax, treasury, information technology and investor relations functions and overseeing corporate governance and compliance issues. Previously, Mr. Pfeffer served in financial management positions, including roles as Corporate Controller, Manager of Internal Audit and Manager of Financial Reporting, at Diasonics Ultrasound, Inc. and ComputerLand

Corporation. Mr. Pfeffer began his career at Price Waterhouse. Mr. Pfeffer is a member of the board of directors of Genelabs Technologies, Inc. He also serves on boards and advisory committees of Financial Executives International, the Biotechnology Industry Organization and the American Institute of Certified Public Accountants. Mr. Pfeffer is also a member of the Association of Bioscience Financial Officers and is a graduate of the University of California, Berkeley.

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

Directors

The members of the Board of Directors of the Company as of June 29, 2007 are as follows:

Name of Director	Age	Principal Occupation	Director Since

James P. Panek	54	President and Chief Executive Officer	2007
Jack Anthony	60	Senior Vice President, Corporate Development, Osprey Pharmaceuticals, Ltd.	2007
Franklin M. Berger, CFA	57	Independent Biotechnology Analyst. Former Managing Director, Equity Research and Senior Biotechnology Analyst, J.P. Morgan	2003
Randall L-W. Caudill, D. Phil.	60	Chairman of the Board of Directors of VaxGen and President, Dunsford Hill Capital Partners	2001
Michel Greco	63	Retired, former President and Chief Operating Officer, Aventis Pasteur	2003
Myron M. Levine, M.D.	62	Co-Founder and Director of the University of Maryland School of Medicine’s Center for Vaccine Development	2004
Kevin L. Reilly	64	Former President, Wyeth Vaccines and Nutrition	2005
Eve E. Slater, M.D., F.A.C.C. *	62	Former Assistant Secretary for Health, U.S. Department of Health and Human Services	2005

* Dr. Slater resigned from the Board of Directors on August 1, 2007.

James P. Panek

See Mr. Panek’s biography under “Executive Officers” above.

Jack Anthony

Mr. Anthony has served as a director since May 2007. He is Senior Vice President of Corporate Development at Osprey Pharmaceuticals, Ltd., Montreal, Canada. Mr. Anthony has served in executive roles at a number of biotechnology companies and has extensive experience in corporate strategy, asset sales, licensing agreements and corporate collaborations. He has been involved in corporate transactions totaling more than $3 billion, including, as Senior Vice President of Business Development and Commercial Development at Tularik, Inc., the sale of that company in 2004 to Amgen, Inc. for $1.3 billion. He was previously CEO of Pharmix Corporation, a private biotechnology company based in Brisbane, California, specializing in computational chemistry. He has also served in executive business development positions at Applied Immune Sciences, Inc., Cell Therapeutics, Inc., Inhale Therapeutic Systems, Inc. (now called Nektar Therapeutics) and Saegis Pharmaceuticals, Inc. Previously, he held a variety of executive marketing, sales and operational roles at Baxter Healthcare Corporation. Mr. Anthony was co-chair of the Biotechnology Industry Association’s Business Development Committee from 2001 to 2005 and is the founder of the Bay Area Biotech Business Roundtable, an association of San Francisco area business development executives.

Franklin M. Berger, CFA

Mr. Berger has served as a director since November 2003. Mr. Berger is currently an independent biotechnology analyst. From 1998 to 2003, Mr. Berger was a Managing Director, Equity Research and Senior Biotechnology Analyst for J. P. Morgan Securities, Inc. From 1997 to 1998, he served as a Director, Equity Research and Senior Biotechnology Analyst for Salomon Smith Barney. From

1991 to 1997, he served as a Managing Director, Research and Biotechnology Analyst for Josephthal & Co. Mr. Berger serves on the board of directors of Thallion Pharmaceuticals, Inc., Seattle Genetics, Inc., and Isotechnika and is on the audit committees of Seattle Genetics, Inc. and Isotechnika. Mr. Berger received a B.A. in International Relations and an M.A. in International Economics from Johns Hopkins University and an M.B.A. from Harvard University.

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

Myron M. Levine, M.D.

Dr. Levine was elected as a director in October 2004. Dr. Levine is the Co-Founder and Director of the University of Maryland School of Medicine’s Center for Vaccine Development, or CVD. Dr. Levine is also professor of medicine, pediatrics, epidemiology and preventive medicine, and microbiology and immunology at the University of Maryland’s School of Medicine as well as Head of the Division of Geographic Medicine in the Department of Medicine. From 2000 to 2002 he co-chaired the Global Alliance for Vaccines and Immunization, or GAVI, Task Force on Research and Development. Dr. Levine currently sits on the editorial board of three major research journals and is a consultant to many organizations including the World Health Organization, National Institutes of Health, Institute of Medicine and the Department of Defense. He holds memberships in numerous medical societies including the Institute of Medicine of the National Academy of Science, the Association of American Physicians, the American Society of Clinical Investigation and the Interurban Clinical Club. He is past President of the American Epidemiological Society and the American Society of Tropical Medicine and Hygiene. Dr. Levine’s most recent award was the University of Maryland School of Medicine’s Simon and Bessie Grollman Distinguished Professorship in recognition of outstanding medical research received in 2006. Dr. Levine holds an M.D. from the Medical College of Virginia and a Diploma in Tropical Public Health (D.T.P.H.) with Distinction from the London School of Hygiene and Tropical Medicine.

Kevin L. Reilly

Mr. Reilly has served as a director since July 2005. From 1973 to 1984, Mr. Reilly served as Senior Vice President for Connaught Laboratories with primary responsibilities of export operations and strategic development. From 1984 through 2002, he served at Wyeth Inc. in a variety of capacities including as the Chairman and President of Wyeth-Ayerst’s Canadian operations, Area Vice President for Wyeth’s Pacific Canada Group, Group Vice President of the Pacific Rim Group, President of Wyeth Nutritionals International and most recently, as the President of Wyeth Vaccines and Nutrition. Under his leadership, he directed the accelerated growth of Wyeth’s worldwide vaccine and nutritional business. Mr. Reilly currently serves on the Board of Directors of the Immune Response Corporation. He is also a Trustee of the Board for the Sabin Vaccine Institute. Mr. Reilly received his M.B.A. from York University in Toronto. He is also a graduate of the Advanced Management Program at the Harvard Business School.

Eve E. Slater, M.D., F.A.C.C.

Dr. Slater has served as a director since July 2005. Dr. Slater joined Merck Research Laboratories, or MRL, in 1983 and held many key senior management positions during her 19-year career, including Vice President, Corporate Public Affairs, Senior Vice President of MRL External Policy and Senior Vice President of Clinical and Regulatory Development in which capacity she supervised worldwide regulatory activities for all Merck medicines and vaccines. Dr. Slater’s responsibilities included FDA and international agency liaison, worldwide NDA submissions, product labeling, quality assurance and pharmacovigilance. In 2001, Dr. Slater was named Assistant Secretary for Health, U.S. Department of Health and Human Services, joining HHS shortly after the September 11, 2001 terrorist attacks. At HHS, she served Secretary Tommy G. Thompson as chief health policy advisor, with special emphasis on translational medicine including electronic systems and innovation, biosecurity, human subjects’ protection, women’s health, elder care and HIV/AIDS. She resigned her post at HHS in 2003, and is currently serving as a Director of Vertex Pharmaceuticals, Cambridge, MA, Phase Forward Inc., Waltham, MA and Theravance, Inc., South San Francisco, CA. Dr. Slater is a graduate of Vassar College and of Columbia University’s College of Physicians and Surgeons. She completed her internship and residency at the Massachusetts General Hospital and is board certified in both internal medicine and cardiology. In March 2007, Dr. Slater accepted a management position at Pfizer, Inc. and resigned from our Board of Directors on August 1, 2007.

Audit Committee

The Audit Committee of the Board of Directors oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions.

Three (3) non-employee directors comprise the Audit Committee at the end of 2006: Messrs. Berger and Reilly and Dr. Caudill. While the Company is not currently listed on a national securities exchange, it has used the listing standards of the Nasdaq to evaluate the independence of its Board of Directors and the Board Committees. The Board of Directors annually reviews Nasdaq’s listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rules 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board of Directors has determined that Mr. Berger qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Berger’s level of knowledge and experience based on a number of factors, including his formal education and experience as a research analyst employed by brokerage firms.

Code of Ethics

The Company has adopted the VaxGen, Inc. Code of Business Conduct and Ethics, as revised, or Code, consolidating and restating the formerly separate Code of Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, and “Whistle-Blowing” and Complaint Policy. This Code applies to all officers, directors and employees. The Code is available on our website at www.vaxgen.com; however, information found on our website is not incorporated by reference into this report. If the Company makes any substantive amendments to the Code or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or 1934 Act, requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Company’s executive compensation program is intended to align executive goals and rewards with the Company and stockholder goals and progress. This description of compensation policies and practices applies to the Company’s Chief Executive Officer, Senior Vice President, Finance and Administration and Chief Financial Officer, Executive Vice President of Manufacturing Operations, Senior Vice President of Medical Affairs, and Vice President of Corporate and Business Development, who are collectively referred to as the Named Executive Officers or NEOs.

Role of our Compensation Committee

The Compensation Committee acts on behalf of the Board in fulfilling the Board’s responsibilities to oversee the Company’s compensation policies, plans and programs, and to review and determine the compensation to be paid to the Company’s executive officers and directors; compensation includes salary, bonuses, perquisites, equity incentives, severance arrangements, retirement benefits and other related benefits and benefit plans. The Compensation Committee is composed entirely of non-employee directors.

Historically, the Compensation Committee has evaluated corporate performance objectives and made or proposed adjustments to annual compensation and determined bonus and equity awards at one or more meetings held during the first quarter of the year or at the end of the preceding year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the evaluation of performance objectives and the determination of compensation levels. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which proposes to the Board adjustments to his compensation as well as awards to be granted.

Compensation Program Objectives

The Company’s executive compensation program is designed to achieve the following objectives:

•	attract and retain talented and experienced executives in an extremely competitive labor market of biotechnology companies located in Northern California;

•	motivate and reward key contributors whose knowledge, skills and performance are critical to growing our business and advancing our programs;

•	provide a compensation package that includes performance-based rewards and aligns rewards with accomplishment of objectives;

•	provide performance-based rewards for the accomplishment of planned Company’s and/or individual’s achievement of goals;

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to the Company’s progress and achievement of corporate goals; and

•	foster teamwork and a shared commitment among executives to overall corporate progress by aligning the Company’s and their individual goals.

Components of the Executive Compensation Program

         For 2006, the principal components of the Company’s executive compensation program consisted of:

•	base salary;

•	eligibility for an annual cash bonus;

•	equity incentives in the form of stock options;

•	severance protection; and

•	other components of executive compensation.

Base Salary. Base salary is intended to enable the Company to attract and retain executives with greater than average experience and skills, when compared to comparable biotechnology companies. For each executive position, the Company sets as its target base compensation between the 50th and 75th percentile of compensation compared to peer company data for benchmarked, comparable positions.

Annual Cash Bonus. Cash bonuses reward accomplishment of annual Company goals critical to the achievement of its long-term goals and the individual’s achievement of functional and departmental goals for the functional organization that he or she manages. The Compensation Committee determines eligibility for annual cash bonuses by reference to target bonus amounts established for each executive position.

Stock Options. The Company grants stock options to its executives, as well as its employees, to provide long-term incentives that align the interests of its employees with the achievement of the Company’s long-term development programs and the interests of our stockholders over the long term. Given the time periods involved in biopharmaceutical development, the Company believes that these long-term incentives are critical to the Company’s success. The fair market value of our grants of equity awards is generally the closing price of our common stock on the effective date of approval of the grant by the Board or Compensation Committee.

Severance Protection. The Company may make Termination and Change in Control payments to certain of its executive officers under certain circumstances. The Company determined that peer companies commonly offered comparable benefits. Given the risks associated with the biopharmaceutical industry and the increasing frequency of acquisitions in the industry, the Compensation Committee continues to believe that severance protection is necessary to attract and retain qualified executives. These potential benefits are more fully described below in the Potential Payments Upon Termination or Change in Control table.

Other Components of Executive Compensation Program. The remaining components of the Company’s executive compensation program, like its broader employee compensation programs, are intended to make the Company’s overall compensation program competitive with those of its peer companies and include a 401(k) Plan, health insurance and life and disability insurance plans which are available to all Company employees.

The Company utilizes short-term compensation, including base salary and cash bonuses, to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, to meet competitive market conditions, and to motivate and reward key executives to perform. The Company may award annual performance bonuses of up to a percentage of the employee’s base salary depending upon achievement of annual goals and objectives. In 2006, the target bonus for each of the Named Executive Officers was up to 30% of base salary. In addition, equity incentives, through the grant of stock options, are designed to directly align interests of the executive officers with the interests of the stockholders over the long term and encourage the growth of stockholder value through upside potential. The Company addressed this through maintenance of equity ownership levels for the Chief Executive Officer consistent with market comparisons.

Competitive Market Review

The Compensation Committee annually reviews executive compensation of the Named Executive Officers with those reported for peer companies in the Northern California biotechnology industry to ensure that total compensation (base salary, annual bonus targets and stock ownership) is market competitive, based on business and individual performance, as well as fair, based on internal equity in pay practices. The Company participates in an annual, national survey of executive compensation of approximately 550 biotechnology companies conducted by Radford Surveys + Consulting, a business unit of AON.

The group of peer companies is selected annually and updated based on the criteria of similarly-sized companies by market capitalization, employee size, stage of development, and companies with which the Company regularly competes for talent. There were thirty-three public biotechnology and biopharmaceutical companies in the selected peer group for the 2006 compensation review and benchmarking process: Affymax, Inc., Avigen, Sciclone Pharmaceuticals, Alexza Pharmaceuticals, Cytokinetics, Nuvelo, Onyx Pharmaceuticals, Pharmacyclics, Renovis, Titan Pharmaceuticals, Xenoport, Aradigm, Cerus, Cotherix, Durect, Dynavax Technologies, Maxygen, Sunesis Pharmaceuticals, Supergen, Xenogen, Kosan Biosciences, Genelabs Technologies, Tercica, Threshold Pharmaceuticals, Cell Genesys, Telik, Rigel, Theravance, Connetics, Intermune, Genitope, CV Therapeutics and Exelixis.

As the Company competes with larger biotechnology and pharmaceutical companies for talent in Northern California, a very competitive labor market, the Company’s philosophy is to use a guideline base compensation target generally between the 50th and 75th percentile of compensation compared to peer company data for benchmarked, comparable positions. For 2006, this represented a projected approximate 5.0% increase in base salary over 2005 for the Company as a whole. This approach applies to the Named Executive Officers and generally to all positions company-wide, except that individual pay may range substantially below or above those percentiles depending upon job function, scope of responsibility, individual performance and experience, skills, contribution, and market factors when, in the judgment of management and/or the Compensation Committee, as appropriate, the value of the individual’s experience, performance and specific skill set justifies variation. In this way, competitively superior pay is given to those who earn it. As a result, the greatest retention value has been invested in the strongest performers.

In 2006, it was determined jointly by the Named Executive Officers and the Compensation Committee that normal annual increases in base pay, which are generally implemented in the first quarter of the year, be postponed until after the Company’s financing goals had been met. Accordingly, such annual increases for 2006 were not awarded until July, following receipt of proceeds by the Company from the sale of a portion of its Celltrion common stock.

Performance and Compensation Process

At the beginning of each year, the Board of Directors in consultation with the Chief Executive Officer establishes corporate goals that it believes are the most significant objectives for the Company in the upcoming year and that are critical to the success of the Company in the short and long term. These corporate goals normally include departmental, functional goals as well as project-based, cross-functional goals. These corporate goals typically include associated timelines and are normally reviewed and may be updated or adjusted by the Board of Directors in consultation with the Chief Executive Officer at mid-year, if determined appropriate. In 2006, the corporate goals included objectives relating to the achievement of milestones relating to the rPA program under the Company’s government contracts, securing minimum levels of financing, progress towards becoming current in the Company’s financial filings and becoming re-listed and the securing of staffing and facilities to meet the Company’s long range goals. The Company does not disclose the specific target levels for its performance goals as they contain competitively sensitive information and are not material to an understanding of compensation awards to the Named Executive Officers.

The Compensation Committee considers actual results against the specific deliverables associated with the corporate goals, the extent to which each goal was a significant stretch goal for the organization, whether significant unforeseen obstacles or favorable circumstances altered the expected difficulty of achieving the desired results, and the extent to which economic assumptions underlying the performance targets were accurate. The corporate goals established by the Board in 2006 were intended to be moderately difficult to achieve and included certain performance goals which represented a substantial stretch beyond the actual results achieved in 2005. In reviewing performance against these “stretch” goals, the Compensation Committee realized that the achievement of the planned performance would be very difficult. The Committee determined that while the Company had exceeded certain of the goals it had set for itself, it had not achieved the majority of its goals for 2006, including certain of its most critical goals. Accordingly, the portion of bonus attributable to the attainment of corporate goals was not earned.

The Chief Executive Officer’s performance is evaluated 100% against achievement of the corporate goals, while the other Named Executive Officers’ performance is evaluated based 50% on the achievement of corporate goals and 50% upon achievement of specific individual goals related to the executive officers’ functional responsibilities. At the end of each year, the Chief Executive Officer and the other Named Executive Officers typically prepare a written self-assessment of their individual performance during the year, which is considered by their supervisor or in the case of the Chief Executive Officer, the Compensation Committee and the Board as part of the full assessment of performance. For the other Named Executive Officers, the Chief Executive Officer presents to the Compensation Committee management’s assessment of each named executive officer’s performance during the year, including the level of achievement of such individual’s specific goals and a summary of the accomplishments in the related functional area of responsibility, including mitigating factors in some cases and/or areas of significant accomplishment not anticipated in the goals. The Compensation Committee reviews and assesses the achievement of the corporate goals and, to the extent applicable, the individual accomplishments of the Named Executive Officers, in formulating annual compensation recommendations to the Board of Directors.

In determining the long-term incentive component of executive compensation, the Compensation Committee considers the Company’s performance and the attainment of individual performance goals, the value of similar incentive awards given to executive officers of comparable companies, the awards given to the Named Executive Officers in past years, and percentage ownership which is vested and unvested. The Compensation Committee views stock option grants as the basis for long-term incentive compensation. Based on this, stock option grants for each executive officer are determined based on a consideration of percentage ownership of the Company taking into consideration market comparisons and a general view as to individual performance.

The Compensation Committee’s determination of base salary increases, stock option grants, and performance bonuses are made after the performance review and a comparison to the benchmark data of corresponding executive positions in comparable, peer companies. The Chief Executive Officer is not present during the deliberations regarding his compensation.

Executive Compensation Actions

As a result of the Company’s cash position and its inability to grant broad-based stock options to non-officers subsequent to its de-listing from Nasdaq, the Board of Directors deferred the award of stock options to Named Executive Officers in 2004 and 2005, and bonuses otherwise earned in 2005, into early 2007, when certain “catch-up” awards were made, as more fully described below. The 2005 bonuses were expensed in our consolidated financial statements for 2005 included in our 2005 10-K filed with the SEC on May 31, 2007. The 2006 bonuses are included in this report. Only executive officers who were still employed by the Company when the Compensation Committee approved the payment of these sums were eligible to receive these stock option awards and cash bonuses.

James P. Panek, President and Chief Executive Officer

Actions for 2005

•

Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Panek a cash bonus of $55,000 related to 2005 performance (based upon achievement of the majority of corporate and his individual goals) representing 20% of his 2005 base salary.

Actions for 2006

•

Base Salary. In July 2006, the Board of Directors approved a $16,110 increase in 2006 base salary to $284,608, retroactive to January 1, 2006, which represents a 6% increase from the prior year’s salary to provide for the estimated increase to maintain target market level compensation. In August 2006, the Board of Directors approved an additional $20,392 increase in 2006 base salary to $305,000, effective August 1, 2006, which represents an additional 7% increase in recognition of his promotion from Senior Vice President to Executive Vice President and the addition of new responsibilities.

•

Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Panek a cash bonus of $45,750 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.

Actions for 2007

•

Base Salary. In January 2007, based on the recommendation of the Compensation Committee and in recognition of his promotion to the position of President and Chief Executive Officer, the Board of Directors approved a $85,000 increase in 2007 base salary to $390,000 effective January 1, 2007, which represents a 28% increase from the prior year’s salary.

•

Equity Incentives. In February 2007, the Compensation Committee granted Mr. Panek stock options exercisable for 120,000 shares with an exercise price of $2.23 per share in recognition of his promotion to President and Chief Executive Officer following Dr. Gordon’s resignation in January 2007 as well as his performance for 2006. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Also, in February 2007, the Compensation Committee awarded Mr. Panek stock options exercisable for 60,000, 60,000 and 60,000 shares each with an exercise price of $2.23 per share in lieu of annual grants in 2004, 2005 and 2006, respectively. These options were granted with effective vesting from March 1 of the respective year. Thus, the 2004, 2005 and 2006 grants were vested 75%, 50% and 25%, respectively, on the grant date of February 12, 2007 with the remaining balances vesting monthly over their respective remaining terms. Additionally, in February 2007, the Board of Directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Mr. Panek elected to participate and received 40,000 new options in exchange for 160,000 old options, a reduction of 120,000 options. In February 2007, Mr. Panek also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.

Matthew J. Pfeffer, Senior Vice President, Finance and Administration and Chief Financial Officer

Actions for 2006

•

Base Salary and Equity Incentives. Mr. Pfeffer joined the Company in March 2006 with a base salary of $275,000 and received a new hire grant for stock options exercisable for 120,000 shares with an exercise price of $8.58 per share. The stock options vest 25% upon Mr. Pfeffer’s completion of one (1) year of service on March 30, 2007 and the remaining balance of the stock options vest in 36 equal monthly installments over the ensuing three (3) year period.

•

Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Pfeffer a cash bonus of $41,250 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.

Actions for 2007

•

Base Salary. In January 2007, based on the recommendation of the Compensation Committee, the Board of Directors approved a $25,000 increase in 2007 base salary to $300,000 effective January 1, 2007, which represents a 9% increase from the prior year’s salary.

•

Equity Incentives. In February 2007, the Compensation Committee granted Mr. Pfeffer stock options exercisable for 90,000 shares with an exercise price of $2.23 per share. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Additionally, in February 2007, the Board of Directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Mr. Pfeffer elected to participate and received 30,000 new options in exchange for 120,000 old options, a reduction of 90,000 options. In February 2007, Mr. Pfeffer also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.

Marc J. Gurwith, Senior Vice President, Medical Affairs

Actions for 2005

•

Annual Performance Bonus. In February 2007, the Board of Directors awarded Dr. Gurwith a cash bonus of $55,000 related to 2005 performance (based upon achievement of the majority of corporate and his individual goals) representing 21% of his 2005 base salary.

Actions for 2006

•

Base Salary. In July 2006, the Board of Directors approved a $13,409 increase in 2006 base salary to $281,579, retroactive to January 1, 2006, which represents a 5% increase from the prior year’s salary to provide for the estimated increase to maintain target market level compensation.

•

Annual Performance Bonus. In February 2007, the Board of Directors awarded Dr. Gurwith a cash bonus of $42,237 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.

Actions for 2007

•

Base Salary. In January 2007, based on the recommendation of the Compensation Committee, the Board of Directors approved an $8,421 increase in 2007 base salary to $290,000 effective January 1, 2007, which represents a 3% increase from the prior year’s salary.

•

Equity Incentives.  In February 2007, the Compensation Committee granted Dr. Gurwith stock options exercisable for 45,000 shares with an exercise price of $2.23 per share. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Also, in February 2007, the Compensation Committee awarded Dr. Gurwith stock options exercisable for 45,000, 45,000 and 45,000 shares, each with an exercise price of $2.23 per share in lieu of annual grants in 2004, 2005 and 2006, respectively. These options were granted with effective vesting from March 1 of the respective year. Thus, the 2004, 2005 and 2006 grants were vested 75%, 50% and 25%, respectively, on the grant date of February 12, 2007 with the remaining balances vesting monthly over their respective remaining terms. Additionally, in February 2007, the

Board of Directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Dr. Gurwith elected to participate and received 42,500 new options in exchange for 170,000 old options, a reduction of 127,500 options. In February 2007, Dr. Gurwith also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.

Piers C. Whitehead, Vice President, Corporate and Business Development

Actions for 2005

•

Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Whitehead a cash bonus of $55,000 related to 2005 performance (based upon achievement of the majority of corporate and his individual goals) representing 21% of his 2005 base salary.

Actions for 2006

•

Base Salary. In July 2006, the Board of Directors approved a $11,577 increase in 2006 base salary to $268,827, retroactive to January 1, 2006, which represents a 5% increase from the prior year’s salary to provide for the estimated increase to maintain target market level compensation.

•

Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Whitehead a cash bonus of $40,324 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.

Actions for 2007

•

Base Salary. In January 2007, based on the recommendation of the Compensation Committee, the Board of Directors approved an $11,173 increase in 2007 base salary to $280,000 effective January 1, 2007, which represents a 4% increase from the prior year’s salary.

•

Equity Incentives. In February 2007, the Compensation Committee granted Mr. Whitehead stock options exercisable for 45,000 shares with an exercise price of $2.23 per share. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Also, in February 2007, the Compensation Committee awarded Mr. Whitehead stock options exercisable for 45,000, 45,000 and 45,000 shares, respectively, each with an exercise price of $2.23 per share in lieu of annual grants in 2004, 2005 and 2006, respectively. These options were granted with effective vesting from March 1 of the respective year. Thus, the 2004, 2005 and 2006 grants were vested 75%, 50% and 25%, respectively, on the grant date of February 12, 2007 with the remaining balances vesting monthly over their respective remaining terms. Additionally, in February 2007, the Board of Directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Mr. Whitehead elected to participate and received 36,250 new options in exchange for 145,000 old options, a reduction of 108,750 options. In February 2007, Mr. Whitehead also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.

Lance K. Gordon, Ph.D., Former President and Former Chief Executive Officer

Actions for 2006

•

Base Salary. In July 2006, the Board of Directors approved a $20,000 increase in 2006 base salary to $420,000, retroactive to January 1, 2006, which represents a 5% increase from the prior year’s salary to provide for the estimated increase to maintain target market level compensation.

•	Annual Performance Bonus. No bonus was awarded to Dr. Gordon for 2006 performance.

•	Equity Incentives. No options were granted to Dr. Gordon in 2006.

Actions for 2007

•

Dr. Gordon resigned his position in January of 2007. See footnote to Potential Payments upon Termination or Change in Control table below for actions taken in 2007 regarding termination payments to Dr. Gordon.

Kevin C. Lee, Former Acting Chief Financial Officer

Actions for 2006

•

Base Salary. In March 2006, Mr. Lee resigned as Acting Chief Financial Officer and assumed the position of Vice President of Finance. In April 2006, Mr. Lee’s base salary decreased $23,000, which represents a 10% decrease from his prior year’s salary as a result of his change in responsibilities.

•	Retention Bonus. Mr. Lee received a retention bonus of $16,667 in July 2006.

•	Equity Incentives. No options were granted to Mr. Lee in 2006.

•	Mr. Lee resigned his position as Vice President of Finance in July 2006, but continued to provide services to the Company as a consultant for the balance of the 2006 fiscal year.

Equity Grant Practices

Our equity grant date practices require that stock options and other equity compensation have prices determined based on the fair market value on the date of grant. The fair market value of our grants of equity awards is the closing price of our common stock on the effective date of approval of the grant by the Board or Compensation Committee. In February 2006, the Board of Directors authorized a modification to options held by employees who left the Company such that they would be permitted to exercise their options up to 30 days after the date the Company is listed on a national stock exchange. Such modification also applies to the executive officers of the Company.

Option Exchange Program

In February 2007, the Board implemented an option exchange program in which current executive officers were able to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange, and the exercise price of the new options equal $2.23 per share, the fair market value of one share of our common stock on February 12, 2007. All eligible executive officers elected to participate in the program.

Executive Retention Program

In February 2007, the Board, at the recommendation of its Compensation Committee, adopted an executive retention program. The Board determined that it was imperative to retain the Company’s current executives to negotiate and execute any potential transaction that was in the best interests of stockholders. The retention program consists of a special stock option award and conditional cash payments.

Special retention stock option awards were granted to the Company’s current executives effective February 12, 2007 with an exercise price of $2.23, the closing market price of the Company’s common stock on that date. Each option award will vest monthly on a pro-rata basis over a 48-month period in accordance with the Company’s normal option vesting policy.

The respective awards are as shown below:

Name	Number of Shares

James P. Panek	200,000
Matthew J. Pfeffer	200,000
Marc J. Gurwith, M.D.	100,000
Piers C. Whitehead	100,000

The cash retention bonus payments under the retention program comprises two parts, each dependent upon the executive remaining a regular full-time employee of the Company in good standing at the time the condition is met. In addition, the second of the two retention bonus payments of the same amount would be made only to the extent its amount exceeds the intrinsic value of the then exercisable special retention stock options awarded under this program.

The amount of each retention bonus is shown below:

Name	Retention Bonus Payments

James P. Panek	$78,000
Matthew J. Pfeffer	60,000
Marc J. Gurwith, M.D.	58,000
Piers C. Whitehead	56,000

Employment Agreements

In September 2006, the Company entered into an Amended and Restated Employment Agreement, or Amended Agreements, with each of its then-current executive officers, as follows: Lance K. Gordon, President and CEO; Matthew J. Pfeffer, Senior Vice

President, Finance and Administration and CFO; James P. Panek, Executive Vice President; Marc J. Gurwith, M.D., Senior Vice President, Medical Affairs and Chief Medical Officer; Piers C. Whitehead, Vice President, Corporate and Business Development; and Roland Lance Ignon, Vice President, Corporate Affairs. The Amended Agreements conform all past agreements to the form of agreement currently in use. As such, they replaced and superseded any prior employment agreement between each such executive and VaxGen. Both the prior and current agreements entitled the Company’s executive officers to similar amounts of benefits. In addition, as per both the Amended Agreement and previous employment agreements, each executive is eligible, subject to the discretion of VaxGen’s Board of Directors, to receive an annual performance bonus of up to 30 percent of his annual base salary.

Pursuant to the Amended Agreement, each executive’s employment relationship is at-will. As such, each executive’s employment and/or the Amended Agreement may be terminated with or without cause and with or without advance notice, at any time by either executive or by VaxGen. If an executive’s employment with VaxGen is terminated without cause, or the executive resigns due to reason(s) defined in the Amended Agreement as Good Reason Resignation, or Good Reason, the executive would be entitled to receive as severance 12 months of his base salary as then in effect, less standard withholdings and deductions, and all of the executive’s outstanding unvested stock options or other equity awards would be accelerated and become immediately exercisable. If an executive’s employment is terminated without cause or if he resigns for Good Reason within 13 months of a change of control, as defined in the Amended Agreement, then in addition to the benefits described in the previous sentence, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis, provided that such bonus payment was not already paid for the year of termination.

Good Reason Resignation includes resignation due to (1) a material breach of any of the terms of the Amended Agreement by the Company which causes material harm to the executive and which continues to be unresolved after 30 days; (2) demotion of the executive; (3) a significant relocation of the executive’s place of work; (4) a reduction of the executive’s salary or performance bonus potential; (5) a material reduction in the employee benefits made available to the executive; or (6) the failure of a successor company to assume the obligations of the Amended Agreement; all as defined in the Amended Agreement.

Under the terms of the Amended Agreement, each of the executives will also enter into an indemnity agreement with VaxGen. The indemnity agreement will provide, among other things, that VaxGen will indemnify the executive, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings to which he is or may be made a party by reason of his position as a director, officer, employee or other agent of VaxGen, and otherwise to the fullest extent permitted under Delaware law and VaxGen’s bylaws. VaxGen has also entered into this form of indemnity agreement with its current directors, and intends to enter into this indemnity agreement with its future directors and executive officers.

Defined Contribution Plans

We have a 401(k) Retirement Plan, as amended, or 401(k) Plan, which covers substantially all full-time employees, including executive officers of the Company. The 401(k) Plan permits eligible employees to defer a percentage of their annual compensation, subject to certain limitations imposed by the Code. We may match a portion of employee contributions with Company common stock or cash. Since 2005, the Company has made matching contributions in cash as a result of our August 2004 de-listing from Nasdaq. In 2006, plan participants were permitted to contribute up to 100% of their eligible annual compensation up to a specified maximum of $15,000; those aged 50 and older were permitted to make an additional catch-up deferral contribution up to $5,000. Plan participants who make contributions to the 401(k) Plan receive matching contributions at the end of each quarter based on a pre-determined formula. In 2006, the NEOs participated in the 401(k) Plan.

Other Elements of Compensation

          Health Insurance

We provide comprehensive health insurance benefits for all our eligible employees and their eligible dependents, including executive officers. Upon termination, all eligible employees, including executive officers, are eligible for continuation coverage in accordance with federal COBRA law or applicable state law, at their own expense.

          Life and Disability Insurance

We provide life and disability insurance for our employees including executive officers. We do not maintain key person insurance on any of our executive officers.

          Perquisites

From time to time, the Board may grant perquisites to certain executive officers; however, no perquisites have been granted to any named executive officer in 2006 which aggregated $10,000 or more.

The following table shows compensation awarded to, paid to or earned by, the Company’s Chief Executive Officer, its Chief Financial Officer, its former Acting Chief Financial Officer and its three (3) other most highly compensated executive officers other than the Chief Executive Officer, the Chief Financial Officer and the former Acting Chief Financial Officer, the NEOs, at December 31, 2006:

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Annual Compensation ($)		Total ($)

Lance K. Gordon (1)	2006	453,147	113,882	—	8,800	(6)	575,829
Former President and Former Chief Executive Officer

Matthew J. Pfeffer (2)	2006	210,481	154,413	41,250	8,419	(6)	414,563
Senior Vice President, Finance and Administration and Chief Financial Officer

James P. Panek (3)	2006	293,441	79,831	45,750	68,643	(7)	486,665
President and Chief Executive Officer

Marc J. Gurwith	2006	281,579	22,536	42,237	64,370	(8)	410,722
Senior Vice President, Medical Affairs

Piers C. Whitehead	2006	268,827	80,461	40,324	53,256	(9)	442,868
Vice President, Corporate and Business Development

Kevin C. Lee (11)	2006	157,431	25,352	16,667	85,737	(10)	285,187
Former Acting Chief Financial Officer

(1)	Dr. Gordon became Chief Executive Officer in September 2001 and President in March 2004. Dr. Gordon’s employment with the Company terminated in January 2007.

(2)	Mr. Pfeffer joined the Company as Senior Vice President, Finance and Administration and Chief Financial Officer in March 2006.

(3)	Mr. Panek was promoted to Executive Vice President in August 2006 and to Chief Executive Officer in January 2007.

(4)	Includes annual performance bonuses for 2006 that were approved and paid in February 2007.

(5)

This relates to the compensation cost we recognized in 2006 on a stock option granted in 2006 to Mr. Pfeffer and in prior years to other executive officers. Please see Note 3, Summary of Significant Accounting Policies and Note 12, Stock Options and Warrants elsewhere in this Annual Report for our accounting policy regarding FAS 123R and our valuation of option awards in 2006, respectively, in accordance with FAS 123R. Please see the “Grant of Plan-Based Awards” table below for option awards granted in 2006.

(6)	Includes 401(k) Plan Company matching contributions.

(7)	Includes $8,800 in 401(k) Plan Company matching contributions and a $59,843 payment under the terminated 2001 Purchase Plan.

(8)	Includes $8,800 in 401(k) Plan Company matching contributions and a $55,570 payment under the terminated 2001 Purchase Plan.

(9)	Includes $8,800 in 401(k) Plan Company matching contributions and a $44,456 payment under the terminated 2001 Purchase Plan.

(10)	Includes $4,982 in 401(k) Plan Company matching contributions, a $3,531 payment under the terminated 2001 Purchase Plan, and $77,224 earned under a consulting agreement with the Company.

(11)

Mr. Lee became Acting Chief Financial Officer in June 2005 and served in that capacity through March 2006, after which date he served as the Company’s Vice President of Finance. Mr. Lee resigned from the Company in July 2006.

The following table shows certain information regarding grants of plan-based awards to the NEOs for the year ended December 31, 2006:

GRANTS OF PLAN-BASED AWARDS IN 2006

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Lance K. Gordon	—	—	126,000	126,000	—	—	—
Former President and Former Chief Executive Officer

Matthew J. Pfeffer (1)	3/30/2006	—	—	—	120,000	8.58	817,380
Senior Vice President, Finance and Administration and Chief Financial Officer	—	—	82,500	82,500	—	—	—

James P. Panek	—	—	91,500	91,500	—	—	—
President and Chief Executive Officer

Marc J. Gurwith	—	—	84,474	84,474	—	—	—
Senior Vice President, Medical Affairs

Piers C. Whitehead	—	—	80,648	80,648	—	—	—
Vice President, Corporate and Business Development

Kevin C. Lee (2)	—	—	—	—	—	—	—
Former Acting Chief Financial Officer

(1)

The Company granted a stock option to Mr. Pfeffer under VaxGen’s 1996 Stock Option Plan, as amended and restated, or 1996 Plan. The option will vest over four years during Mr. Pfeffer’s continuous service to VaxGen, with 25 percent of the option shares vesting on the one-year anniversary of Mr. Pfeffer’s employment date and the remaining option shares vesting in equal monthly installments over the subsequent three years, subject to accelerated vesting under the terms of Mr. Pfeffer’s employment agreement.

(2)	Mr. Lee resigned from the Company in July 2006. As a result, he was ineligible to receive future plan-based awards.

The following table shows certain information regarding outstanding option awards at December 31, 2006 for the NEOs (there are no stock awards outstanding):

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Lance K. Gordon	400,000	—	14.90	9/06/2011	(1)
President and Chief	75,000	—	5.74	7/22/2012	(2)
Executive Officer	81,250	18,750	5.50	9/10/2013	(2)

Matthew J. Pfeffer	—	120,000	8.58	3/30/2016	(2)
Senior Vice President,
Finance and Administration and Chief Financial Officer

James P. Panek	100,000	—	9.25	2/8/2012	(2)
Executive Vice President,	48,750	11,250	5.50	9/10/2013	(2)
Manufacturing Operations

Marc J. Gurwith	125,000	—	14.80	10/29/2011	(2)
Senior Vice President,	36,563	8,437	5.50	9/10/2013	(2)
Medical Affairs

Piers C. Whitehead	100,000	—	5.39	7/1/2012	(2)
Vice President, Corporate and	36,563	8,437	5.50	9/10/2013	(2)
Business Development

Kevin C. Lee	11,333	—	4.32	9/2/2013	(2)
Former Acting Chief	7,312	—	11.09	4/1/2014	(2)
Financial Officer

(1)	Option shares vest over three years, 25% one month from the grant date, and 25% on the first, second and third anniversaries of the grant date.

(2)	Option shares vest over four years, 25% on first anniversary of grant date and in 36 equal monthly installments thereafter.

No Named Executive Officer exercised an option during the year ended December 31, 2006. No Named Executive Officer acquired or vested in a stock award during the year ended December 31, 2006.

Termination or Change in Control

Pursuant to the Amended Agreements, each executive’s employment relationship is at-will. As such, each executive’s employment and/or the Amended Agreement may be terminated with or without cause and with or without advance notice, at any time by either the executive or by VaxGen. If an executive’s employment with VaxGen is terminated without cause or the executive resigns for Good Reason, the executive would be entitled to receive as severance 12 months of his base salary as then in effect, less standard withholdings and deductions, and all of the executive’s outstanding unvested stock options or other equity awards would be accelerated and become immediately exercisable. If an executive’s employment is terminated without cause or if he resigns for Good Reason within 13 months of a change of control, as defined in the Amended Agreements, then in addition to the benefits described in the previous sentence, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis, provided that such bonus payment was not already paid for the year of termination.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AT DECEMBER 31, 2006

Name		Termination without Cause by the Company or Good Reason Resignation $ (1)	Termination without Cause by the Company or Good Reason Resignation (in connection with a Change in Control) $ (1)

Lance K. Gordon, President and CEO	(5)
Base Salary	(2)	420,000	420,000
Vesting acceleration	(3)	68,752	68,752
Pro-rated bonus	(4)	—	126,000

		488,752	614,752

Matthew J. Pfeffer, Senior Vice President,
Finance and Administration and CFO
Base Salary	(2)	275,000	275,000
Vesting acceleration	(3)	662,967	662,967
Pro-rated bonus	(4)	—	82,500

		936,967	1,020,467

James P. Panek, Executive Vice President
Base Salary	(2)	305,000	305,000
Vesting acceleration	(3)	40,860	40,860
Pro-rated bonus	(4)	—	91,500

		345,860	437,360

Marc J. Gurwith, Senior Vice President,
Medical Affairs
Base Salary	(2)	281,579	281,579
Vesting acceleration	(3)	15,621	15,621
Pro-rated bonus	(4)	—	84,474

		297,200	381,674

Piers C. Whitehead, Vice President, Corporate and Business Development
Base Salary	(2)	268,827	268,827
Vesting acceleration	(3)	8,475	8,475
Pro-rated bonus	(4)	—	80,648

		277,302	357,950

Kevin C. Lee, Former Acting Chief
Financial Officer
Base Salary	(6)	—	—
Vesting acceleration	(6)	—	—
Pro-rated bonus	(6)	—	—

		—	—

(1)

Amounts shown for potential payments assume the triggering event took place on the last business day of VaxGen’s last completed fiscal year i.e. December 29, 2006. On that date, the closing price of the Company’s common stock was $1.90.

(2)	Severance pay equal to 12 months of base salary.

(3)	Compensation cost to the Company resulting from the accelerated vesting of unvested stock options.

(4)	Maximum potential “pro-rated bonus” for which the executive may be eligible if he resigns for Good Reason or if he is terminated without cause 13 months after a Change in Control.

(5)

Dr. Gordon resigned from the Company in January 2007. In February 2007, Dr. Gordon entered into a resignation agreement with the Company pursuant to which he granted a release in favor of VaxGen. In accordance with his Amended Agreement and the resignation agreement, Dr. Gordon received total severance compensation of $578,354 consisting of his base salary of $420,000 payable over twelve months beginning in March 2007; vesting acceleration of $68,752 for his then-unvested shares (consisting of 18,750 shares with an exercise price of $5.50 per share); consulting fees of $70,000 for two months of services provided to the Company; accrued paid-time-off benefits of $6,730; and $12,872 of COBRA health care continuation, paid by VaxGen through December 31, 2007.

(6)

Mr. Lee resigned from the Company in July 2006. Prior to his resignation, he was not entitled to severance benefits upon Termination without Cause by the Company, Good Reason Resignation or under a Change in Control. Subsequent to his resignation and prior to December 31, 2006, Mr. Lee earned $77,224 in consulting fees under an Independent Consultant Agreement entered into with the Company in August 2006.

Compensation of Directors

Each member of the Board of Directors, or Board, who is not the chairman of the Board, the chairman of any committee or a member of any committee receives a $25,000 annual retainer. The chairman of the Board receives a $50,000 annual retainer. The chairman of the Audit Committee receives a $38,000 annual retainer. The chairman of the Board’s committees other than the Audit Committee receives a $35,000 annual retainer; and members of a committee of the Board who are not a committee chairman receive $34,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending meetings of the Board of Directors in accordance with Company policy.

Effective January 1, 2007, each member of the Board receives a $25,000 annual retainer. In addition, the chairman of the Board receives an additional $25,000 annual retainer. The chairmen of the Audit Committee, Compensation Committee and Nominating and Governance Committee receive an additional $15,000, $10,000 and $5,000 annual retainer, respectively. Each member, who is not the chairman, of the Audit Committee, Compensation Committee and Nominating and Governance Committee receives an additional $7,500, $5,000 and $2,500 annual retainer, respectively.

Each non-employee director of the Company is also eligible to receive stock option grants under the 1998 Director Stock Option Plan, or Director Plan. Only non-employee directors of the Company are eligible to receive options under the Director Plan. Options granted under the Director Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code. The Company suspended the grant of any options to non-employee directors of the Company under the Director Plan in 2005. For the year ended December 31, 2006, no options had been exercised under the Director Plan. The Board did not award options to any of the directors during the year ended December 31, 2006.

In February 2007, in lieu of grants under the Director Plan, the Company awarded options to the outside directors of the Board under the 1996 Plan. A total of 235,000 options were granted to the directors with exercise prices equal to the fair market value of VaxGen’s common stock on the grant date. Two directors received initial option grants of 30,000 options, as they had joined the Board in 2005 and had not previously received grants, and annual grants of 17,500 options for service during 2006. All other directors received annual grants of 17,500 options for service during each of the years ended December 31, 2006 and 2005. Option shares vest monthly over four years from the grant date.

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the year ended December 31, 2006:

DIRECTOR COMPENSATION FOR FISCAL YEAR 2006

Name of Director	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)

Randall L-W. Caudill, D. Phil.	50,000	—	50,000

Franklin M. Berger, CFA	38,000	37,098	75,098

Michel Greco	35,000	6,227	41,227

Myron M. Levine, M.D.	34,000	69,956	103,956

Kevin L. Reilly	34,000	—	34,000

Eve E. Slater, M.D., F.A.C.C.	34,000	—	34,000

(1)

This relates to the compensation cost we recognized in 2006 on stock options granted in years prior to 2006. No stock option grants were made to directors during 2006. Please see Note 3, Summary of Significant Accounting Policies and Note 12, Stock Options and Warrants, elsewhere in this Annual Report for our accounting policy regarding FAS 123R and our valuation of option awards in 2006, respectively, in accordance with FAS 123R.

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

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, our Compensation Committee recommended to the

Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

COMPENSATION COMMITTEE

Franklin M. Berger, CFA, Chairman
Randall L-W. Caudill, D. Phil.
Michel Greco

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock as of June 29, 2007 by: (i) each director; (ii) the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise noted, the address for the person or entity listed in the table is c/o VaxGen, Inc., 349 Oyster Point Blvd., South San Francisco, California, 94080.

	Beneficial Ownership (1)

Beneficial Owner	Number of Shares	Percent of Total

Entities affiliated with Gruber & McBaine Capital Management, LLC, 50 Osgood Place, Penthouse, San Francisco, CA, 94133 (2)	4,604,565	13.9
Entities affiliated with Ardsley Advisory Partners, 262 Harbor Drive, 4th Floor, Stamford, CT, 06902 (3)	1,800,000	5.4
Entities affiliated with S.A.C. Capital Associates, LLC (4)	1,860,330	5.6

Directors and Executive Officers
Randall L-W. Caudill, Chairman of the Board and Director (2),(3)	70,191	*
Lance K. Gordon, Former President, Former Chief Executive Officer and Former Director (5),(7)	578,071	1.7
Jack M. Anthony, Director (5), (8)	1,875	*
Franklin M. Berger, Director (5)	34,374	*
Michel Greco, Director (5)	44,374	*
Myron M. Levine, Director (5)	25,624	*
Kevin L. Reilly, Director (5),(7)	5,937	*
Eve E. Slater, Director (5),(7)	5,937	*
Marc J. Gurwith, Senior Vice President, Medical Affairs and Chief Medical Officer (5)	121,431	*
James P. Panek, President, Chief Executive Officer and Director (5)	169,472	*
Matthew J. Pfeffer, Chief Financial Officer and Senior Vice President, Finance and Administration (5)	44,385	*
Piers C. Whitehead, Vice President, Corporate and Business Development (5)	117,354	*
Ronald Lance Ignon, Vice President, Corporate Affairs (5)	84,189	*
Kevin C. Lee, Former Acting Chief Financial Officer (5), (7)	18,645	*
All executive officers and directors as a group (12 persons) (5)	725,143	2.1

*	Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 33,106,523 shares outstanding on June 29, 2007 adjusted as required by rules promulgated by the SEC.

(2)

Gruber & McBaine Capital Management, LLC, or GMCM, is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Stock. Jon D. Gruber, or Gruber, and J. Patterson McBaine, or McBaine, are the Managers, controlling persons and portfolio managers of GMCM. Lagunitas Partners is an investment limited partnerships of which GMCM is the general partner.

(3)

Ardsley Advisory Partners, a New York general partnership, or Ardsley, serves as Investment Manager of Ardsley Offshore Fund Ltd., a British Virgin Islands Corporation, or Ardsley Offshore, and as Investment Adviser of Ardsley Partners Fund II, L.P., a Delaware limited partnership, or AP II, Ardsley Partners Institutional Fund, L.P., a Delaware limited partnership, or Ardsley Institutional, and certain managed accounts, with respect to the common stock directly owned by Ardsley Offshore, AP II,

Ardsley Institutional and the managed accounts. Ardsley Partners I, a New York general partnership, or Ardsley Partners, serves as General Partner of Ardsley, AP II and Ardsley Institutional. Philip J. Hempleman, the managing partner of Ardsley and of Ardsley Partners may, by virtue of his position as managing partner, be deemed to have power to direct the voting and disposition of the Common Stock held or controlled by Ardsley, Ardsley Partners, AP II, Ardsley Institutional, Ardsley Offshore and the managed accounts. Mr. Hempleman disclaims beneficial ownership of such common stock, other than the portion of such shares which relates to his individual economic interest in AP II or shares he owns individually.

(4)

SAC Capital Advisors, LLC, SAC Capital Management, LLC, CR Intrinsic Investors, LLC and Steven A. Cohen own directly no shares. Pursuant to investment agreements, each of SAC Capital Advisors and SAC Capital Management share all investment and voting power with respect to the securities held by SAC Capital Associates, LLC. Pursuant to an investment management agreement, CR Intrinsic Investors maintains investment and voting power with respect to the securities held by CR Intrinsic Investments. Mr. Cohen controls each of SAC Capital Advisors, SAC Capital Management and CR Intrinsic Investors. CR Intrinsic Investments is a wholly-owned subsidiary of SAC Capital Associates. Each of SAC Capital Advisors, SAC Capital Management, CR Intrinsic Investors and Mr. Cohen disclaim beneficial ownership of any of the securities covered by this statement, and SAC Capital Associates disclaims beneficial ownership of any securities held by CR Intrinsic Investments.

(5)

Includes options under the Company’s stock option plans exercisable within 60 days of June 29, 2007 for the following number of shares: Dr. Caudill — 58,191; Dr. Gordon — 575,000; Mr. Anthony — 1,875; Mr. Berger — 34,374; Mr. Greco — 44,374; Dr. Levine — 25,624; Mr. Reilly — 5,937; Dr. Slater — 5,937; Dr. Gurwith — 107,811; Mr. Panek — 157,499; Mr. Pfeffer — 44,385; Mr. Whitehead — 107,031; Mr. Ignon — 81,237; Mr. Lee — 18,645; and all executive officers and directors as a group — 674,275.

(6)	Includes 1,000 shares owned by Dr. Caudill’s wife. Dr. Caudill disclaims beneficial ownership of these 1,000 shares except to the extent of any pecuniary interest therein.

(7)

Mr. Reilly and Dr. Slater have been directors of the Company since 2005; Dr. Gordon’s employment with the Company terminated in January 2007; and Mr. Lee’s employment with the Company terminated in July 2006. In March 2007, Dr. Slater accepted a management position at Pfizer, Inc; she resigned from the Company’s Board of Directors on August 1, 2007.

(8)	Mr. Anthony joined the Board of Directors in May 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company did not enter into any related person transactions in which certain of the Company’s executive officers, directors or greater than five percent stockholders or any members of the immediate family of any of the foregoing had or have a direct or indirect material interest. All future related party transactions, including any loans from the Company to its employees, officers, directors, principal stockholders or affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested members of the Board of Directors or, if required by law, a majority of disinterested stockholders, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. In addition, our VaxGen Code of Conduct, or Code, encourages employees to discuss any potential related-party transaction with our compliance officer and officers and directors to seek authorization from the Audit Committee.

Related-Person Transactions Policy

In August 2007, the Company adopted a written Related-Person Transactions Policy to establish the procedures for the identification, review, consideration and approval or ratification of transactions involving the Company and any Related Person (as defined below) by the Audit Committee of the Board of Directors or by such other committee of the Board as appropriate. This policy reinforces the Company’s Code in which these matters are addressed generally. The Nominating and Governance Committee is responsible for establishing this policy and, from time to time, will review and recommend to the Board of Directors any amendments to this policy.

Under the policy, a Related Person means:

•	person who is, or at any time since the beginning of the Company’s last fiscal year, was, a director or executive officer of the Company or a nominee to become a director of the Company;

•	security holder known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, or a Significant Stockholder;

•

immediate family member of any of the foregoing, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such person, and any person (other than a tenant or employee) sharing the household of such person; and

•

firm, corporation or other entity in which any of the foregoing persons is an executive, partner or principal or similar control position or in which such person has a 5% or greater beneficial ownership interest, or an Affiliate.

A Related-Person Transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any Related Person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee, consultant or director shall not be considered Related-Person Transactions under this policy.

Each director and executive officer shall identify, and the Company shall request each Significant Stockholder to identify, any Related-Person Transaction involving such director or executive officer or his or her Affiliates and immediate family members and seek approval from the Committee pursuant to this policy before he or she or, with respect to immediate family members, any of their Affiliates, may engage in the transaction.

Any proposed transaction that has been identified as a Related Person Transaction may be consummated or materially amended only after approval by the Audit Committee in accordance with the provisions of this policy. If for reasons of conflict of interest or other reasons, it is inappropriate for the Audit Committee to review the transaction, after taking into account possible recusals by Committee members, the Related-Person Transaction shall be approved by another independent body of the Board of Directors. The approving body shall be referred to in this policy as the Committee.

The Committee shall approve only those Related-Person Transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.

The Company has entered into indemnity agreements with each of its executive officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws.

Independence of Board of Directors

While the Company is not currently listed on a national securities exchange, it has used the listing standards of the Nasdaq to evaluate the independence of its Board of Directors and the Board Committees. The Nasdaq listing standards require that a majority of the members of a listed company’s board of directors qualify as independent, as affirmatively determined by the Board of Directors. The Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of independent, including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board of Directors affirmatively has determined that all of the Company’s directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Mr. Panek, the President and CEO of the Company.

Item 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for work performed during the years ended December 31, 2006 and 2005, by PricewaterhouseCoopers LLP, or PwC, the Company’s independent registered public accounting firm during those years, respectively (in thousands):

	Year Ended December 31,

	2006	2005

Audit Fees (1)	$2,115	$1,266
Audit-Related Fees	—	—
Tax Fees (2)	42	35
All Other Fees (3)	86	1

Total Fees	$2,243	$1,302

(1)

Includes fees for services that normally would be provided by an independent registered public accounting firm in connection with regulatory filings. Also includes fees necessary to perform an audit or review in accordance with auditing standards generally accepted in the United States of America and fees for services that generally only the independent registered public accounting firm can reasonably provide. Audit fees billed to the Company by PwC for the year ended December 31, 2006 include amounts for work performed in 2006 related to the audit of the Company’s financial statements for the years ended December 31, 2006, 2005 and 2004 and the re-audit of the Company’s financial statements for the years ended December 31, 2003, 2002 and 2001. Audit fees billed to the Company by PwC for the year ended December 31, 2005 include amounts for work performed in 2005 related to the audit of the Company’s financial statements for the years ended December 31, 2004 and the re-audit of the Company’s financial statements for the years ended December 31, 2003, 2002 and 2001. As of December 31, 2006, the 2006,

2005 and 2004 audits had not been completed. As of December 31, 2005, neither the 2005 and 2004 audits nor the re-audit of the years ended December 31, 2003, 2002 and 2001 had been completed.

(2)	Consists primarily of fees for the preparation of federal and state tax returns for certain expatriate employees.

(3)

Includes fees for services provided in 2006 to assist the Company in preparing a claim under its 2003 Anthrax Contract relating to costs incurred for the termination of an agreement with a subcontractor. Additionally, amount includes $1,000 for fees for research software services.

All fees described above were approved by the Audit Committee. Under the provisions of the revised Audit Committee Charter which was adopted in March 2004 and subsequently approved by the full Board of Directors, the Audit Committee may approve in advance the engagement of the independent registered public accounting firm for all audit services and non-audit services, based on independence, qualifications and, if applicable, performance, and approve the fees and other terms of any such engagement; provided, however, that, except as otherwise required by applicable law, rule or regulation, (i) the Committee may establish pre-approval policies and procedures for any engagement to render such services, provided that such policies and procedures (x) are detailed as to particular services, (y) do not involve delegation to management of the Committee’s responsibilities hereunder, and (z) provided that, at its next scheduled meeting, the Committee is informed as to each such service for which the independent registered public accounting firm is engaged pursuant to such policies and procedures, and (ii) the Committee may delegate to one or more members of the Committee the authority to grant pre-approvals for such services, provided that (a) the decisions of such member(s) to grant any such pre-approvals shall be presented to the Committee at its next scheduled meeting, and (b) the Committee has established policies and procedures for such pre-approval of services consistent with the requirements of subsections (x) and (y) above. The Audit Committee has determined that the rendering of the services other than audit services by PwC is compatible with maintaining the independent registered public accounting firms’ independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

     (a) (1) Financial Statements

     (a) (2) Financial Statement Schedule

SCHEDULE II

VaxGen, Inc.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Tax valuation allowance
Year ended December 31:
2006	$81,487	$—	$(10,835)	$70,652
2005	$64,075	$17,412	$—	$81,487
2004	$47,027	$17,048	$—	$64,075

(a)(3) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

				Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 26, 2004.	10-Q	000-26483	02-07-07	3.4

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

10.2	1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

10.4	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +	10- K	0-26483	5-31-07	10.4

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.13	Form of trial clinic agreement.	S-1	333-78065	5-7-99	10.17

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.15	Lease Agreement between VaxGen and Spieker Properties, L.P., dated May 20, 1998.	S-1	333-78065	5-7-99	10.19

10.16	Common Stock Purchase Agreement between VaxGen and Vulcan Ventures, Inc., dated October 15, 1999.	10- K	000-26483	3-30-00	10.20

10.17	Loan and Security Agreement entered into between Donald P. Francis and VaxGen, Inc. dated as of December 20, 2000. +	10- K	000-26483	3-30-01	10.22

10.21	Subcontract Agreement entered into between BBI Biotech Research Laboratories, Inc. and VaxGen, Inc. dated as of May 1, 1999.	10-Q	000-26483	5-03-01	10.27

10.22	Employment Agreement between VaxGen and Lance K. Gordon, dated as of September 6, 2001. +	10-Q	000-26483	11-01-01	10.28

10.23	Employment Agreement between VaxGen and Roland Lance Ignon, dated as of September 25, 2001. +	10-Q	000-26483	11-01-01	10.29

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.28	Employment Agreement between VaxGen and Marc Gurwith, dated as of October 28, 2001. +	10-K	000-26483	4-01-02	10.28

10.30	Stock Option Agreement between VaxGen and Lance K. Gordon, dated September 6, 2001. +	10-K	000-26483	4-01-02	10.30

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

10.32	Employment Agreement between VaxGen and Carmen M. Betancourt, dated as of January 28, 2002. +	10- Q	000-26483	5-15-02	10.32

10.33	Employment Agreement between VaxGen and James P. Panek, dated as of February 4, 2002. +	10- Q	000-26483	5-15-02	10.33

10.34	Employment Agreement between VaxGen and Phillip W. Berman, dated as of February 7, 2002. +	10- Q	000-26483	5-15-02	10.34

10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.36

10.37	Supply Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.37

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.39

10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10- Q	000-26483	11-14-02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10- Q	000-26483	11-14-02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.43

10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10- Q	000-26483	11-14-02	10.46

10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10- Q	000-26483	11-19-03	10.47

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21-03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02-03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

10.57	Executive Employment Agreement between VaxGen and James M. Cunha, dated May 20, 2004. +	8-K	000-26483	6-06-05	10.2

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.61	Employment Agreement between VaxGen and Dr. Kathrin Jansen, dated September 30, 2004. +	8-K	000-26483	10-21-04	10.56

10.62	Stock Option Agreement between VaxGen and Dr. Kathrin Jansen, dated October 15, 2004. +	8-K	000-26483	10-21-04	10.57

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-27-04	10.58

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-19-04	99.1

10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004	10-K	0-26483	02-07-07	10.65

10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.66

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.67

10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.68

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.69

10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

10.71	Form of 5 ½% Convertible Senior Subordinated Note due 2010.	8-K	0-26483	4-11-05	4.1

10.72	Indenture, dated April 5, 2005, between VaxGen and U.S. Bank National Association, as trustee.	8-K	0-26483	4-11-05	4.2

10.73	Form of Purchase Agreement between VaxGen and the purchasers of the 5 ½% Convertible Senior Subordinated Notes due 2010.	8-K	0-26483	4-11-05	10.1

10.74	Fifth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated April 14, 2005.	8-K	0-26483	4-21-05	10.1

10.75	Separation Agreement between James M. Cunha and VaxGen, dated June 3, 2005. +	8-K	0-26483	6-06-05	10.1

10.76	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Nexol Co., Ltd.	8-K	0-26483	10-31-05	10.59

10.77	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Sung-Sil Cho.	8-K	0-26483	10-31-05	10.60

10.78	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Daewoo Securities Co., Ltd.	8-K	0-26483	10-31-05	10.61

10.79	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Kyeong-Sook Lee.	8-K	0-26483	10-31-05	10.62

10.80	Contract No. HHSO100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K	0-26483	1-12-06	10.1

10.81	Form of Stock and Warrant Purchase Agreement entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	99.1

10.82	Form of Warrant issued by VaxGen, Inc. pursuant to the Stock and Warrant Purchase Agreements entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.2

10.83	Executive Employment Agreement between Matthew J. Pfeffer and VaxGen, Inc., dated March 28, 2006. +	8-K	0-26483	4-05-06	10.1

10.84	Modification #01 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated May 5, 2006.*	8-K	0-26483	5-11-06	10.1

10.85	Share Purchase Agreement, between Nexol Co., Ltd., Nexol Biotech Co., Ltd., Nexol Venture Capital Co., Ltd. and VaxGen, Inc., dated June 28, 2006.	8-K	0-26483	7-06-06	10.1

10.86	Form of Amended and Restated Executive Employment Agreement. +	8-K	0-26483	10-26-06	10.1

10.87	Form of Indemnity Agreement. +	8-K	0-26483	10-26-06	10.2

10.89	Salaries of Named Executive Officers. +	8-K	0-26483	10-26-06	10.3

10.90	Modification #04 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated December 19, 2006.	8-K	0-26483	12-20-06	10.1

10.91	Termination Letter – Contract No. HHS01002005000001C (11/4/04) “Acquisition of rPA Anthrax Vaccine for the Strategic National Stockpile”	8-K	0-26483	12-19-06	99.1

10.93	Form of Addendum to Warrant to Purchase Shares of Common Stock, at an exercise price of $16.00 per share, dated December 22, 2006.	8-K	0-26483	12-27-06	10.1

14.1	VaxGen, Inc. Code of Business Conduct and Ethics	8-K	0-26483	4-5-06	14.1

21.1	Subsidiaries					X

31.1	Certification					X

31.2	Certification					X

32.1	Certification					X

99.1	Celltrion, Inc. Financial Statements for the years ended December 31, 2003 and 2002.	10-K/A	000-26483	09-26-06	99.1

99.2	Celltrion, Inc. Financial Statements for the years ended December 31, 2005 and 2004.	10-K/A	000-26483	05-30-07	99.2

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

August 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James P. Panek	August 29, 2007

James P. Panek
President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Matthew J. Pfeffer	August 29, 2007

Matthew J. Pfeffer
Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/ Franklin M. Berger	August 29, 2007

Franklin M. Berger
Director

By: /s/ Randall L-W. Caudill	August 29, 2007

Randall L-W. Caudill
Director

By: /s/ Michel Greco	August 29, 2007

Michel Greco
Director

By: /s/ Myron M. Levine	August 29, 2007

Myron M. Levine
Director

By: /s/ Kevin L. Reilly	August 29, 2007

Kevin L. Reilly
Director

By: /s/ Jack M. Anthony	August 29, 2007

Jack M. Anthony
Director

EXHIBIT INDEX

				Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 26, 2004.	10-Q	000-26483	02-07-07	3.4

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

10.2	1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

10.4	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +	10-K	0-26483	5-31-07	10.4

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.13	Form of trial clinic agreement.	S-1	333-78065	5-7-99	10.17

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.15	Lease Agreement between VaxGen and Spieker Properties, L.P., dated May 20, 1998.	S-1	333-78065	5-7-99	10.19

10.16	Common Stock Purchase Agreement between VaxGen and Vulcan Ventures, Inc., dated October 15, 1999.	10- K	000-26483	3-30-00	10.20

10.17	Loan and Security Agreement entered into between Donald P. Francis and VaxGen, Inc. dated as of December 20, 2000. +	10- K	000-26483	3-30-01	10.22

10.21	Subcontract Agreement entered into between BBI Biotech Research Laboratories, Inc. and VaxGen, Inc. dated as of May 1, 1999.	10-Q	000-26483	5-03-01	10.27

10.22	Employment Agreement between VaxGen and Lance K. Gordon, dated as of September 6, 2001. +	10-Q	000-26483	11-01-01	10.28

10.23	Employment Agreement between VaxGen and Roland Lance Ignon, dated as of September 25, 2001. +	10-Q	000-26483	11-01-01	10.29

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.28	Employment Agreement between VaxGen and Marc Gurwith, dated as of October 28, 2001. +	10-K	000-26483	4-01-02	10.28

10.30	Stock Option Agreement between VaxGen and Lance K. Gordon, dated September 6, 2001. +	10-K	000-26483	4-01-02	10.30

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

10.32	Employment Agreement between VaxGen and Carmen M. Betancourt, dated as of January 28, 2002. +	10- Q	000-26483	5-15-02	10.32

10.33	Employment Agreement between VaxGen and James P. Panek, dated as of February 4, 2002. +	10- Q	000-26483	5-15-02	10.33

10.34	Employment Agreement between VaxGen and Phillip W. Berman, dated as of February 7, 2002. +	10- Q	000-26483	5-15-02	10.34

10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.36

10.37	Supply Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.37

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.39

10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10- Q	000-26483	11-14-02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10- Q	000-26483	11-14-02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.43

10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10- Q	000-26483	11-14-02	10.46

10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10- Q	000-26483	11-19-03	10.47

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21-03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02-03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

10.57	Executive Employment Agreement between VaxGen and James M. Cunha, dated May 20, 2004. +	8-K	000-26483	6-06-05	10.2

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.61	Employment Agreement between VaxGen and Dr. Kathrin Jansen, dated September 30, 2004. +	8-K	000-26483	10-21-04	10.56

10.62	Stock Option Agreement between VaxGen and Dr. Kathrin Jansen, dated October 15, 2004. +	8-K	000-26483	10-21-04	10.57

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-27-04	10.58

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-19-04	99.1

10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004	10-K	0-26483	02-07-07	10.65

10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.66

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.67

10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.68

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.69

10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

10.71	Form of 5 ½% Convertible Senior Subordinated Note due 2010.	8-K	0-26483	4-11-05	4.1

10.72	Indenture, dated April 5, 2005, between VaxGen and U.S. Bank National Association, as trustee.	8-K	0-26483	4-11-05	4.2

10.73	Form of Purchase Agreement between VaxGen and the purchasers of the 5 ½% Convertible Senior Subordinated Notes due 2010.	8-K	0-26483	4-11-05	10.1

10.74	Fifth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated April 14, 2005.	8-K	0-26483	4-21-05	10.1

10.75	Separation Agreement between James M. Cunha and VaxGen, dated June 3, 2005. +	8-K	0-26483	6-06-05	10.1

10.76	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Nexol Co., Ltd.	8-K	0-26483	10-31-05	10.59

10.77	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Sung-Sil Cho.	8-K	0-26483	10-31-05	10.60

10.78	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Daewoo Securities Co., Ltd.	8-K	0-26483	10-31-05	10.61

10.79	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Kyeong-Sook Lee.	8-K	0-26483	10-31-05	10.62

10.80	Contract No. HHSO100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K	0-26483	1-12-06	99.1

10.81	Form of Stock and Warrant Purchase Agreement entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.1

10.82	Form of Warrant issued by VaxGen, Inc. pursuant to the Stock and Warrant Purchase Agreements entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.2

10.83	Executive Employment Agreement between Matthew J. Pfeffer and VaxGen, Inc., dated March 28, 2006. +	8-K	0-26483	4-05-06	10.1

10.84	Modification #01 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated May 5, 2006.*	8-K	0-26483	5-11-06	10.1

10.85	Share Purchase Agreement, between Nexol Co., Ltd., Nexol Biotech Co., Ltd., Nexol Venture Capital Co., Ltd. and VaxGen, Inc., dated June 28, 2006.	8-K	0-26483	7-06-06	10.1

10.86	Form of Amended and Restated Executive Employment Agreement. +	8-K	0-26483	10-26-06	10.1

10.87	Form of Indemnity Agreement. +	8-K	0-26483	10-26-06	10.2

10.89	Salaries of Named Executive Officers. +	8-K	0-26483	10-26-06	10.3

10.90	Modification #04 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated December 19, 2006.	8-K	0-26483	12-20-06	10.1

10.91	Termination Letter – Contract No. HHS01002005000001C (11/4/04) “Acquisition of rPA Anthrax Vaccine for the Strategic National Stockpile”	8-K	0-26483	12-19-06	99.1

10.93	Form of Addendum to Warrant to Purchase Shares of Common Stock, at an exercise price of $16.00 per share, dated December 22, 2006.	8-K	0-26483	12-27-06	10.1

14.1	VaxGen, Inc. Code of Business Conduct and Ethics	8-K	0-26483	4-5-06	14.1

21.1	Subsidiaries					X

31.1	Certification					X

31.2	Certification					X

32.1	Certification					X

99.1	Celltrion, Inc. Financial Statements for the years ended December 31, 2003 and 2002.	10-K/A	000-26483	09-26-06	99.1

99.2	Celltrion, Inc. Financial Statements for the years ended December 31, 2005 and 2004.	10-K/A	000-26483	05-30-07	99.2

* Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.