Form 10-Q
period 2007-03-31
VAXGEN INC
filed 2007-09-20
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26483

VaxGen, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3236309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

349 Oyster Point Boulevard,	94080
South San Francisco, California	(Zip Code)
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

The issuer has one class of common stock with 33,106,523 shares outstanding as of August 31, 2007.

VaxGen, Inc.

Form 10-Q

For the Quarter Ended March 31, 2007

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents:
Cash and commercial paper	$35,353	$18,697
Reverse repurchase agreements	32,923	54,378

Total cash and cash equivalents	68,276	73,075
Investment securities	15,312	24,668
Accounts receivable	6,481	516
Unbilled accounts receivable	4,540	7,164
Prepaid expenses and other current assets	2,061	2,828

Total current assets	96,670	108,251
Property and equipment	26,722	28,417
Restricted cash	2,939	2,895
Other assets	2,383	2,497

Total assets	$128,714	$142,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,834	$4,660
Accrued and other current liabilities	5,236	5,610
Derivative liability	5,388	8,220

Total current liabilities	13,458	18,490
Convertible senior subordinated notes	30,410	30,321
Deferred rent and other liabilities	4,358	4,188

Total liabilities	48,226	52,999

Contingencies (Note 12)

Stockholders’ equity:
Common stock	331	331
Additional paid-in capital	300,391	299,226
Accumulated deficit	(220,237)	(210,498)
Accumulated other comprehensive income	3	2

Total stockholders’ equity	80,488	89,061

Total liabilities and stockholders’ equity	$128,714	$142,060

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,

	2007	2006

Revenues	$4,184	$6,304

Operating expenses:
Research and development	7,088	14,176
General and administrative	6,578	6,646
Restructuring	3,717	—

Total operating expenses	17,383	20,822

Loss from operations	(13,199)	(14,518)

Other income (expense):
Interest expense	(611)	(630)
Interest income and other	1,239	267
Valuation adjustments	2,832	395
Equity in loss of affiliate	—	(2,506)
Gain on foreign currency transactions	—	158

Total other income (expense), net	3,460	(2,316)

Net loss	$(9,739)	$(16,834)

Basic and diluted net loss per share	$(0.29)	$(0.53)

Weighted average shares used in computing basic and diluted net loss per share	33,107	31,551

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(9,739)	$(16,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on foreign currency transactions	—	(158)
Equity in loss of affiliate	—	2,506
Valuation adjustments	(2,832)	(395)
Depreciation and amortization	1,562	1,578
Stock-based compensation	1,165	816
Amortization of premiums and discounts on investment securities	(284)	(4)
Non-cash interest expense	178	177
Changes in assets and liabilities:
Receivables	(3,114)	(5,574)
Prepaid expenses and other current assets	483	26
Accounts payable	(1,826)	(3,271)
Accrued and other current liabilities	2,124	(2,226)
Other	322	790

Net cash used in operating activities	(11,961)	(22,569)

Cash flows from investing activities:
Purchase of property and equipment	(19)	(1,540)
Proceeds (fees) from sale of investment in affiliate	(2,441)	2,399
Proceeds from sale and maturities of investment securities	22,852	3,219
Purchase of investment securities	(13,211)	—
Other	(19)	(22)

Net cash provided by investing activities	7,162	4,056

Cash flows from financing activities:
Proceeds from private placement, net	—	25,226
Other	—	(1,064)

Net cash provided by financing activities	—	24,162

(Decrease) increase in cash and cash equivalents	(4,799)	5,649
Cash and cash equivalents at beginning of period	73,075	4,560

Cash and cash equivalents at end of period	$68,276	$10,209

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

          Nature of Business Activities

VaxGen, Inc., or VaxGen, is a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease.

VaxGen was incorporated on November 27, 1995. Since 2002, VaxGen has been developing vaccines against inhalation anthrax and smallpox for the purpose of biodefense. In December 2006, the Department of Health and Human Services, or HHS, terminated for default its contract with VaxGen related to the development and delivery of a next-generation anthrax vaccine. Following the HHS decision, VaxGen scaled back development of its anthrax vaccine and began actively pursuing strategic and other alternatives.

Through March 31, 2007, VaxGen’s principal source of revenue has been the U.S. government, principally the National Institutes of Health, or NIH, and related entities.

VaxGen’s activities involve inherent risks. These risks include, but are not limited to, the possibility that internal controls are not or will not be adequate to ensure timely and reliable financial information, the risk that VaxGen may not be able to raise additional capital, the risk that VaxGen may fail to perform under any future contracts, the risk that VaxGen may not be able to complete a strategic transaction and the risk that VaxGen may be unable to commercialize its vaccine product candidates.

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

Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the unaudited condensed consolidated financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

For the three months ended March 31, 2006, VaxGen’s investment in Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell-culture biomanufacturing facility in the Republic of Korea, was accounted for under the equity method. At March 31, 2006, VaxGen’s ownership interest in Celltrion was 22%. During 2006, VaxGen sold substantially all of its Celltrion common stock, and as of July 1, 2006, VaxGen accounted for its investment in Celltrion under the cost method. At December 31, 2006 and March 31, 2007, VaxGen held a nominal ownership interest in Celltrion.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report of Form 10-K for the year ended December 31, 2006 and have not changed significantly as of March 31, 2007, with the exception of the following:

          Accounting Principles Recently Adopted

In July 2006, the Financial Accounting Standards Board, or FASB, issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15,

2006 which is the beginning of the Company’s fiscal 2007. The Company’s unaudited consolidated financial statements have not been materially affected by the adoption of FIN 48 as of January 1, 2007. In May 2007, the FASB issued FSP No. FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48, or FIN 48-1. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 9, Income Taxes, for further details of the impact of adoption.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements, or FSP 00-19-2, which provides guidance on accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 is required to be applied to reporting periods beginning after December 15, 2006. The Company adopted FSP 00-19-2 as of January 1, 2007. The Company’s previous accounting for registration payment arrangements in connection with its 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, as well as shares issued or issuable in private placements of its common stock, or collectively Issuable Shares, was already in compliance with FSP 00-19-2.

           Accounting Principles Not Yet Adopted

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

In June 2007, the Emerging Issues Task Force, or EITF, published Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF 07-3 is effective beginning on January 1, 2008. Earlier application is not permitted. The Company does not expect that adoption of this new Standard will have a material effect on its financial position or results of operations.

3.	Net Loss per Share

Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2007 and 2006, the following potential common shares were excluded from the computation of diluted net loss per share, as their effect was antidilutive (in thousands):

	2007	2006

Options to purchase common stock	5,668	4,572
Warrants to purchase common stock	2,359	1,659
Convertible senior subordinated notes	2,134	2,134

Total	10,161	8,365

4.	Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities.

The Company’s comprehensive loss the three months ended March 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006

Net loss	$(9,739)	$(16,834)
Foreign currency translation adjustments	—	686
Change in unrealized gains on investment securities	1	38

Comprehensive loss	$(9,738)	$(16,110)

5.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Employment benefits	$1,006	$2,049
Income taxes	1,210	1,210
Restructuring	832	—
Clinical trial expenses	818	931
Other	1,370	1,420

	$5,236	$5,610

6.	Restructuring

In January 2007, the Company restructured operations to significantly reduce operating costs and announced it was actively pursuing avenues to enhance stockholder value through a strategic transaction. The Company incurred restructuring costs associated with this plan of $2.6 million for employee termination benefits, $0.1 million related to the acceleration of stock options and $1.0 million of costs associated with the consolidation of its facilities in California. All of these costs are expected to be paid by March 31, 2008. At March 31, 2007, $0.8 million of these costs were unpaid and included in accrued and other current liabilities and include the following:

	Costs Incurred	Amounts Paid	Balance as of March 31, 2007

Workforce reduction	$2,642	$(2,070)	$572
Consolidation of excess facilities and other	1,006	(746)	260

Total	$3,648	$(2,816)	$832

7.	Private Placements

In February 2006, VaxGen raised net proceeds of $25.2 million through a private equity placement to a group of accredited institutional investors. In connection with this financing, VaxGen issued to the investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because VaxGen did not file all of its delinquent periodic reports with the SEC by September 30, 2006, the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share. Because VaxGen again did not file all of its delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 350,000 shares of common stock, at a price of $9.24 per share.

8.	Executive Officer Compensation

In February 2007, the Board of Directors granted to executive officers options for 1,590,000 shares and implemented an option exchange program allowing executive officers to exchange old options for 714,700 shares for new options for 178,675 shares. All of the options were granted effective February 12, 2007 with an exercise price of $2.23 per share, the closing market price of one share of the Company’s common stock on that date. Each option will vest monthly on a pro-rata basis over one to four years. The Board also approved two potential retention bonus payments. The aggregate first retention bonus payment of $0.3 million will be made to the executives who remain regular full-time employees in good standing through June 30, 2007. Additionally, a second cash bonus payment of the same amount will be made, conditioned upon the executive remaining a regular full-time employee in good standing through the completion of a strategic transaction and other terms.

9.	Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based upon the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

The Company adopted FIN 48 on January 1, 2007 and in so doing, has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The implementation of FIN 48 did not have a material impact on the condensed consolidated financial statements and did not require an adjustment to accumulated deficit. The Company has an unrecognized tax benefit of approximately $1.2 million, which did not change significantly during the three months ended March 31, 2007. If recognized, there would be no impact to the 2007 effective income tax rate due to the existence of the valuation allowance. In addition, future changes to the unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation allowance.

Under special IRS rules, or Section 382 Limitation, cumulative stock purchases by material shareholders exceeding 50% during a 3-year period can potentially limit a company’s future use of net operating losses, or NOL’s. Under current tax rules, any Section 382 Limitation is not expected to significantly impact the recorded value or timing of utilization of the Company’s NOL’s.

The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as other expense in its condensed consolidated statement of operations. The amount of unrecognized tax related interest expense and penalties at January 1, 2007 was zero. The Company did not incur any income tax related interest income, interest expense or penalties for the three months ended March 31, 2007. At January 1, 2007, the Company had recorded a liability of $1.2 million representing alternative minimum taxes payable to the Internal Revenue Service and state jurisdictions related to its net income in 2006. As a result of significant changes to its financial statements, the Company plans to amend its U.S. federal and state returns for the tax years ended December 31, 2002 through 2005. These amendments will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company’s U.S. tax returns for 2002 and subsequent years remain subject to examination by tax authorities. The Company is also subject to examination in various state jurisdictions for 2002 and subsequent years.

10.	Stock-Based Compensation

In February 2007, the Board of Directors granted to executive officers options for 1,590,000 shares and implemented an option exchange program allowing executive officers to exchange old options for 714,700 shares for new options for 178,675 shares. Options for 235,000 shares were also granted to members of the board of directors. The options were granted with an exercise price of $2.23 per share, the closing market price of one share of the Company’s common stock. Option shares will vest monthly on a pro-rata basis over one to four years.

The impact on consolidated results of operations of recording stock-based compensation for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	2007	2006

Research and development	$548	$572
General and administrative	617	244

Total stock-based compensation	$1,165	$816

11.	Celltrion

VaxGen provides services to assist Celltrion with their operations under a Technical Support and Services Sub-Agreement. VaxGen is paid for out-of-pocket expenses and services rendered. These services were considered to be related party in 2006, while VaxGen maintained an investment in Celltrion. VaxGen recognized $0.3 million and $0.4 million of services revenue from Celltrion during the three months ended March 31, 2007 and 2006, respectively.

In February 2006, Celltrion and VaxGen entered into an agreement, or Agreement to Provide U.S. GAAP Financial Information, whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of their independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen will compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on March 31, 2007) per year and shall be subject to VaxGen’s approval. In March 2007, Celltrion and VaxGen amended the Technical Support and Services Sub-Agreement as well as the Agreement to Provide U.S. GAAP Financial Information to reflect a reduction in overhead rate on services performed from 90% to 40%. During the three months ended March 31, 2007 and 2006, the Company incurred $1.1 million and $0.6 million, respectively, of expenses under these agreements.

VaxGen’s 2002 investment in Celltrion consisted of providing mammalian cell culture technology and biologics production expertise. VaxGen’s proportionate share of the investee’s undistributed losses was recorded as equity in loss of affiliate through July 1, 2006. Summarized selected financial information, while the Company’s investment in Celltrion was accounted for under the equity method, for the three months ended March 31, 2006 is as follows (in thousands):

2006

Operating expenses	$10,918

Loss from operations	(10,918)
Other expense	(1,275)

Net loss	$(12,193)

During the three months ended March 31, 2007, the Company paid the final $2.4 million in fees due from the 2006 sale of substantially all of its remaining Celltrion common stock.

12.	Contingencies

The Company has agreed to file with the SEC a registration statement, or Registration Statement, under the Securities Exchange Act of 1933, as amended, or Securities Act, with respect to the Issuable Shares no later than thirty days following the first date the Company becomes current in its reporting requirements under the Securities and Exchange Act of 1934, or Filing Date, and to use its best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC no later than 90 days after the Filing Date, (2) in the event of a review by the SEC, no later than 120 days after the Filing Date, the earlier of (1) and (2) is referred to as the Required Effective Date.

In the event of a default, the Company is required to pay as liquidated damages, for each 30-day period of a default, an amount in cash equal to 1% of the principal amount of the Notes and the purchase price of the private placements until the applicable failure has been cured. The Company considers the likelihood of becoming obligated for such liquidated damages to be remote and accordingly no provision for their payment has been recorded. Should the Company become obligated to make payment of these liquidated damages, it could have a material adverse effect on its financial position and results of operations, particularly if the Company becomes obligated to make a payment in full for all liquidated damages potentially due and payable under these agreements.

The Company’s obligation to maintain the effectiveness of the registration statement ends upon the earlier to occur of (i) two years from the date of effectiveness of the Registration Statement, (ii) the date when all holders of Issuable Shares are eligible to sell such securities under Rule 144(k) promulgated under the Securities Act, (iii) the date when all securities registered under the Registration Statement have been sold and (iv) the date when all securities registered under the Registration Statement cease to be outstanding. The Company estimates that the maximum monthly amount of consideration that the Company could be required to pay as liquidated damages under these registration payment obligations is approximately $1.0 million.

If an executive officer’s employment with VaxGen is terminated without cause, or the executive resigns due to good reasons, as defined in their employment agreements, the executive would be entitled to receive as severance 12 months of their base salary and all of their outstanding unvested stock options would be accelerated and become immediately exercisable. If this occurs within 13 months of a change of control, as defined in their agreements, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis. As of March 31, 2007, the aggregate salary and bonus obligations under these circumstances would be $1.6 million.

13.	Segment Information

Since July 1, 2005, the Company has operated in one business segment, the development of vaccines that immunize against infectious disease. All of VaxGen’s operating assets are located in the United States of America. Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from HHS, NIH and related entities.

14.	Subsequent Events

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

In November 2004, the Company was awarded a contract for $877.5 million to provide 75 million doses of its recombinant anthrax vaccine to the U.S. government Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract. In November 2006, VaxGen received a clinical hold notification from the Food and Drug Administration that postponed the initiation of the second Phase 2 trial for its investigational anthrax vaccine, rPA102. On December 19, 2006, HHS terminated for default the SNS Contract. HHS based the decision on its determination that VaxGen “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required VaxGen to initiate the Phase 2 trial of the vaccine candidate by December 18, 2006.

On April 3, 2007, the Company entered into a settlement agreement with HHS. In accordance with the agreement, the parties terminated the remaining cost-plus contract related to the development of a next-generation anthrax vaccine through a separate contract modification. As part of the settlement agreement, NIAID paid the Company $11.0 million. The settlement agreement also released both parties of all liabilities associated with the Company’s three anthrax government contracts: the 2002 Anthrax Contract, the 2003 Anthrax Contract and the SNS Contract. As part of the settlement agreement, the parties converted the termination of the SNS Contract, which HHS terminated for default on December 19, 2006, to a termination for convenience and also terminated the 2003 Anthrax Contract under a bilateral contract modification for the convenience of the government on a no-cost basis. During the three months ended March 31, 2007, the Company recorded the $11.0 million settlement as a collection of $7.1 million of 2006 receivables and $3.9 million of 2007 receivables. The $3.9 million was recorded as revenue during the three months ended March 31, 2007 primarily for the reimbursement of restructuring costs incurred as a result of the termination of the contracts.

          Restructurings

The majority of the January 2007 restructuring costs were recovered from the U.S. government as part of the April 2007 settlement agreement noted above. In May 2007, the Company further reduced its workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $0.6 million. In September 2007, the Company again reduced its workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $1.1 million.

          Smallpox

In June 2007, the Company and the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, terminated by mutual consent their agreement to co-develop a next-generation, attenuated smallpox vaccine, LC16m8, for use in the United States and elsewhere. Under the terms of the termination agreement, VaxGen transferred to Kaketsuken or its designee all reports, data and materials and all intellectual property rights that relate to conducting non-clinical and clinical development of LC16m8 in the U.S. In return, Kaketsuken has released VaxGen from ongoing development obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, and our unaudited condensed consolidated financial statements and related notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q. In addition to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part II – Item 1A herein when evaluating an investment in our common stock. This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives of management for future operations, any statements regarding future operations, any statements concerning proposed new products or services, any statements regarding pending or future mergers or acquisitions, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue” or the negative thereof or other comparable terminology.

There can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our forward-looking statements are subject to inherent risks and uncertainties including, but not limited to, the risk factors set forth in this Quarterly Report. Factors that could cause or contribute to such differences include, but are not limited to, our limited cash resources, our ability to finance our research, our significant corporate and Securities and Exchange Commission, or SEC, related expenses and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation and the risks discussed in our other SEC filings. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ. When used in the report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen.

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

In September 2002, we were awarded a $20.9 million cost-plus contract, or 2002 Anthrax Contract, from the National Institute of Allergy and Infectious Diseases, or NIAID, to develop a new anthrax vaccine candidate and to create a feasibility plan for how we would manufacture an emergency stockpile of 25 million doses of the vaccine. On September 30, 2003, NIAID awarded us a second cost-plus contract, or 2003 Anthrax Contract, valued at $80.3 million for the advanced development of our anthrax vaccine candidate. These two contracts are collectively referred to as the Anthrax Contracts.

In November 2004, we were awarded a contract for $877.5 million to provide 75 million doses of our recombinant anthrax vaccine to the U.S. government Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract. In November 2006, we received a clinical hold notification from the Food and Drug Administration, or FDA, that postponed the initiation of the second Phase 2 trial for our investigational anthrax vaccine, rPA102. On December 19, 2006, the U.S. Department of Health and Human Services, or HHS, terminated for default the SNS Contract. HHS based the decision on its determination that we “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required us to initiate a Phase 2 trial of the vaccine candidate by December 18, 2006. Following the HHS decision, we scaled back development of rPA 102 and began pursuing strategic and other alternatives.

As a result of the termination of our SNS Contract, we implemented a reduction in force, or RIF, in January 2007. The cash outflow of the January RIF was $2.8 million and $0.5 million during the three months ended March 31, 2007 and June 30, 2007, respectively, and $0.3 million thereafter. Beginning in April 2007, expected wage savings per month were $0.7 million and $0.2 million, respectively, for Research and Development, or R&D, and General and Administrative, or G&A. In addition, we did not renew an office space lease that expired at the end of May 2007. This lease, coupled with utilities and maintenance, reduced future expenses by $0.2 million per month.

Celltrion

For the three months ended March 31, 2006, our investment in Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea, was accounted for under the equity method. At March 31, 2006, our ownership interest in Celltrion was 22%. During June and December 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock. At December 31, 2006 and March 31, 2007, we held a nominal ownership interest in Celltrion.

Subsequent Events

In December 2006, HHS terminated for default the SNS Contract. In April 2007, we entered into a settlement agreement with HHS, in which HHS modified the SNS Contract from a termination for default to a termination for convenience. As part of the settlement agreement, NIAID paid us $11.0 million. The settlement agreement also released both parties of all liabilities associated with our three government anthrax contracts. We also mutually terminated the 2003 Anthrax Contract for the convenience of the government. The majority of the January 2007 restructuring costs were recovered from the U.S. government as part of the April 2007 settlement agreement.

In May 2007, we reduced our workforce to further lower operating costs. The cash outflow of this RIF was $0.4 million during the three months ended June 30, 2007 and $0.2 million thereafter. This RIF mostly impacted R&D. Beginning in July 2007, additional expected wage savings are $0.1 million per month. The RIFs in January 2007 and May 2007 have reduced our cash disbursements by approximately $1.2 million to $1.4 million per month since June 30, 2007. We do not expect these savings to be materially offset by any anticipated increases in other expenses.

In June 2007, we terminated by mutual consent our agreement with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to co-develop a next-generation, attenuated smallpox vaccine, LC16m8, for use in the United States and elsewhere. Under the terms of the termination agreement, we transferred to Kaketsuken or its designee all reports, data and materials and all intellectual property rights that relate to conducting non-clinical and clinical development of LC16m8 in the U.S. In return, Kaketsuken has released us from ongoing development obligations.

In September 2007, we further reduced our workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $1.1 million. The cash outflow of this RIF is expected to be $0.7 million during the three months ended September 30, 2007 and $0.2 million and $0.2 million during the three months ended December 31, 2007 and thereafter, respectively. This RIF mostly impacted R&D. Beginning in October 2007, additional expected wage savings are $0.3 million per month. We do not expect these savings to be materially offset by any anticipated increases in other expenses.

See Note 14, Subsequent Events, for more information regarding events occurring after March 31, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference should be made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC in August 2007, for a description of our critical accounting policies. There have been no significant changes to our policies since we filed that report other than our adoption of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48.

Effective January 1, 2007, we adopted FIN 48; see Note 9. We have filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, deductibility of certain expenses, expenses included in our research and development tax credit computations, as well as other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. We regularly assess the tax positions for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. We believe that the ultimate outcome of these matters will not have a material impact on our financial position, financial operations or liquidity.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements, or FSP 00-19-2, which provides guidance on accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 is required to be applied to reporting periods beginning after December 15, 2006. We adopted FSP 00-19-2 as of January 1, 2007. Our previous accounting for registration payment arrangements in connection with our 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, as well as shares issued or issuable in private placements of our common stock, or collectively Issuable Shares, was already in compliance with FSP 00-19-2.

We have agreed to file with the SEC a registration statement, or Registration Statement, under the Securities Exchange Act of 1933, as amended, or Securities Act, with respect to the Issuable Shares no later than thirty days following the first date we become current in our reporting requirements under the Securities and Exchange Act of 1934, or Filing Date, and to use our best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC no later than 90 days after the Filing Date, (2) in the event of a review by the SEC, no later than 120 days after the Filing Date, the earlier of (1) and (2) is referred to as the Required Effective Date.

In the event of a default, we are required to pay as liquidated damages, for each 30-day period of a default, an amount in cash equal to 1% of the principal amount of the Notes and the purchase price of the private placements until the applicable failure has been cured. We consider the likelihood of becoming obligated for such liquidated damages to be remote and accordingly no provision for their payment has been recorded.

Our obligation to maintain the effectiveness of the registration statement ends upon the earlier to occur of (i) two years from the date of effectiveness of the Registration Statement, (ii) the date when all holders of Issuable Shares are eligible to sell such securities under Rule 144(k) promulgated under the Securities Act, (iii) the date when all securities registered under the Registration Statement have been sold and (iv) the date when all securities registered under the Registration Statement cease to be outstanding. We estimate that the maximum monthly amount of consideration that we could be required to pay as liquidated damages under these registration payment obligations is approximately $1.0 million.

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters Ended March 31, 2007 and 2006

         Revenues

	Three Months Ended March 31,		Percent change 2007/2006

	2007	2006

	(in thousands)
Revenues	$4,184	$6,304	(34%)

Revenues for the three months ended March 31, 2007 and 2006 were primarily from our Anthrax Contracts principally reflecting work performed in 2006 for NIAID and the 2007 reimbursement of restructuring costs incurred during the three months ended March 31, 2007 as a result of the termination of the Anthrax Contracts in December 2006. In 2007, NIAID-related activities decreased from the comparable period in the prior year as our work on the Anthrax contract ended in December 2006 and revenue in 2007 was primarily related to the restructuring. Services revenues were also earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and start-up of Celltrion’s manufacturing facility. VaxGen recognized $0.3 million and $0.4 million of revenue from Celltrion during the three months ended March 31, 2007 and 2006, respectively. The amounts earned vary with the level of services required.

Revenues earned in one period are not indicative of revenues to be earned in future periods. Following the HHS decision, we ceased actively developing our anthrax vaccine, scaled back our biodefense activities and are actively pursuing strategic and other alternatives; therefore, we expect future 2007 quarters’ revenues to primarily include revenues from Celltrion, which are not expected to be significant.

          Research and development expenses

	Three Months Ended March 31,		Percent change 2007/2006

	2007	2006

	(in thousands)
Research and development expenses	$7,088	$14,176	(50%)

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

The decrease in research and development expenses in the three months ended March 31, 2007 over the comparable period in 2006 was primarily due to:

•	Outside consultant expenses, which decreased by $3.8 million primarily due to reduced activities related to our Anthrax Contracts since March 31, 2006; and

•

Labor and benefits, which decreased by $3.3 million primarily associated with the reductions in force in January 2007 and as a result of overall reductions in activities related to our Anthrax Contracts.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of product candidate early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of future clinical stages of product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which new programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of future product candidates.

We expect quarterly research and development expenses to decrease during the remainder of 2007 because following the HHS decision we scaled back development of our anthrax vaccine and eliminated our other biodefense activities.

          General and administrative expenses

	Three Months Ended March 31,		Percent change 2007/2006

	2007	2006

	(in thousands)
General and administrative expenses	$6,578	$6,646	(1)%

The minor decrease in general and administrative expenses in the three months ended March 31, 2007 over the comparable period of 2006 was primarily due to:

•

Facility expenses, which decreased by $0.9 million primarily associated with the reductions in force in January 2007 and as a result of overall reductions in activities related to our Anthrax Contracts;

•

Labor and benefits, which decreased by $0.7 million primarily associated with the reductions in force in January 2007 and as a result of overall reductions in activities related to our Anthrax Contracts;

•	Stock-based compensation expenses, which increased by $0.5 million primarily due to stock option awards in February 2007; and

•

Professional services, which increased by $1.1 million principally reflecting services consisting of accounting, consulting and legal fees associated with our efforts to comply with various reporting and regulatory requirements.

We expect quarterly general and administrative expenses to decrease during the remainder of 2007 because following the HHS decision we scaled back activities and are actively pursuing strategic and other alternatives.

          Restructuring expenses

	Three Months Ended March 31,

	2007	2006

	(in thousands)
Restructuring expenses	$3,717	$—

Restructuring expenses for the three months ended March 31, 2007 reflect a RIF, in January 2007. The restructuring costs include $2.7 million for employee termination benefits and $1.0 million for costs associated with the consolidation of our facilities in California. Refer to Note 6 for further details.

          Other income (expense)

	Three Months Ended March 31,

	2007	2006

	(in thousands)
Interest expense	$(611)	$(630)
Interest income and other	1,239	267
Valuation adjustments	2,832	395
Equity in loss of affiliate	—	(2,506)
Gain on foreign currency transactions	—	158

Other income (expense), net	$3,460	$(2,316)

The changes in other income (expense) were primarily due to:

•

Interest income and other increased primarily due to the increased cash, cash equivalent and investment balances from financing activities, primarily from the sale of substantially all of our investment in Celltrion during June and December 2006;

•

Expenses for mark-to-market adjustments related to the valuation of our outstanding derivatives on our 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, changed primarily due to changes in the likelihood of a change in control potentially triggering the redemption option related to the Notes;

•

For the three months ended March 31, 2006, we recognized our share of Celltrion’s losses under the equity method. We sold substantially all of our ownership interest in Celltrion during 2006 and accordingly effective July 1, 2006 no longer account for it under the equity method; and

•	Realized foreign currency gains in 2006 were primarily due to the 2006 collection of the remaining proceeds from the 2005 sale of some of our Celltrion common stock.

We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances. Valuation adjustments will continue to be affected by changes in our common stock price, our volatility and our expectations relative to a change in control. No changes in our debt levels are anticipated and therefore quarterly interest expense is expected to remain at the three months ended March 31, 2007 level throughout 2007.

As noted in Note 13, Segment Information, included in the notes to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report, we have only one segment.

LIQUIDITY AND CAPITAL RESOURCES

	2007	2006

	(in thousands)
As of March 31:
Cash, cash equivalents and investment securities	$83,588	$19,498
Working capital	83,212	13,724

Three months ended March 31:
Cash provided by (used in):
Operating activities	$(11,961)	$(22,569)
Investing activities	7,162	4,056
Financing activities	—	24,162

Our primary financing requirements as of March 31, 2007 were the funding of our remaining operations during the next twelve months because following the HHS decision we scaled back development of rPA102 and eliminated our other biodefense activities. Through March 31, 2007, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of the Notes, sales of our Celltrion common stock and revenues from research contracts and grants. From time-to-time, as part of our investment strategy, we enter into reverse repurchase agreements to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a purchase of securities and an agreement to resell the same securities at a later date at an agreed-upon price. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited, however, because we generally invest in overnight agreements.

In April 2005, we raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of Notes due April 1, 2010. The Notes require us to make semi-annual payments of interest in cash at a rate of 5 1/2%, due April 1 and October 1. If a change in control occurs, as defined in the indenture, on or prior to the stated maturity of the Notes, the holders of the Notes may require under certain circumstances us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the stock price on the effective date of redemption is less than $12.30 per share, no make-whole premium will be paid. If the holders request such a repurchase, we or our successor entity, may choose to pay in cash, common stock or a combination of cash and common stock. In addition, in the event of a default, we are required to pay as liquidated damages, for each 30-day period of a default, an amount in cash equal to 1% of the principal amount of the Notes and the purchase price of our private placements until the applicable failure has been cured.

During the year ended December 31, 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock. The Company’s basis in the shares sold in 2006 was $19.0 million. The Company incurred $7.3 million in fees and related expenses associated with the sale of this stock, resulting in a gain of $104.0 million. At December 31, 2006 and March 31, 2007, we held a nominal ownership interest in Celltrion.

As a result of the termination of our SNS Contract, we implemented a RIF in January 2007. The cash outflow of the January RIF was $2.8 million and $0.5 million during the three months ended March 31, 2007 and June 30, 2007, respectively, and $0.3 million thereafter. Beginning in April 2007, expected wage savings per month were $0.7 million and $0.2 million, respectively, for R&D and G&A. In addition, we did not renew an office space lease that expired at the end of May 2007. This lease, coupled with utilities and maintenance, reduced future expenses by $0.2 million per month.

In May 2007, we reduced our workforce to further lower operating costs. The cash outflow of this RIF was $0.4 million during the three months ended June 30, 2007 and $0.2 million thereafter. This RIF mostly impacted R&D. Beginning in July 2007, additional expected wage savings are $0.1 million per month. The RIFs in January 2007 and May 2007 have reduced our cash disbursements by approximately $1.2 million to $1.4 million per month since June 30, 2007. We do not expect these savings to be materially offset by any anticipated increases in other expenses.

In September 2007, we further reduced our workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $1.1 million. The cash outflow of this RIF is expected to be $0.7 million during the three months ended September 30, 2007 and $0.2 million and $0.2 million during the three months ended December 31, 2007 and thereafter, respectively. This RIF mostly impacted R&D. Beginning in October 2007, additional expected wage savings are $0.3 million per month. We do not expect these savings to be materially offset by any anticipated increases in other expenses.

Net cash used in operating activities of $12.0 million and $22.6 million for the three months ended March 31, 2007 and 2006, respectively, was primarily attributable to our operating losses although the effect of non-cash charges upon net cash used in operating activities was significant in both periods and included:

•	Stock-based compensation expense of $1.2 million in 2007 and $0.8 million in 2006. The increase from 2006 is primarily the result of stock option awards during the three months ended March 31, 2007;

•

Valuation adjustments of $2.8 million and $0.4 million in 2007 and 2006, respectively, reflecting changes in the fair value of outstanding derivatives. At March 31, 2007 and 2006, we had a derivative liability associated with the Notes; and

•

For the three months ended March 31, 2006, we recognized our share of Celltrion’s losses under the equity method. We sold substantially all of our ownership interest in Celltrion during 2006 and accordingly effective July 1, 2006 no longer account for it under the equity method.

Cash used in operating activities was also affected by the following:

•	Accrued and other current liabilities, which increased by $2.1 million in 2007, decreased by $2.2 million in 2006 primarily due to the timing of payments;

•	Accounts payable, which decreased by $1.8 million in 2007 and by $3.3 million in 2006 primarily due to the timing of payments and the reduced level of operating activities; and

•	Receivables, which increased by $3.1 million in 2007 and by $5.6 million in 2006 primarily due to the timing of payments received from the U.S. government.

In January and May 2007, we restructured operations to significantly reduce operating cash flows.

Net cash used in investing activities consisted primarily of activities relating to the purchase and sale of investment securities and in 2006 capital expenditures. We expect minimal capital expenditures during the remainder of 2007 because we scaled back development of rPA102 and eliminated our other biodefense activities. Capital expenditures of $0.5 million in the three months ended March 31, 2006 were made in connection with the expansion of the research and development laboratories and leasehold improvements associated with the California manufacturing and office facilities. In addition, during the three months ended March 31, 2006 we purchased $1.0 million of software related to the implementation of a new enterprise resource planning system. During the three months ended March 31, 2007, we paid the final $2.4 million in fees due from the 2006 sale of substantially all of our remaining Celltrion common stock. During the three months ended March 31, 2006, we collected the final $2.4 million in cash due from the 2005 sale of some of our Celltrion common stock.

Net cash provided by our financing activities in the three months ended March 31, 2006 was from net proceeds of $25.2 million through a private placement of 3,500,000 shares of our common stock at $7.70 per share at a discount to the $9.20 per share closing price.

At March 31, 2007, $83.6 million, or 65%, of our assets consisted of cash, cash equivalents and investment securities. Working capital was $83.2 million at March 31, 2007, compared to $13.7 million at March 31, 2006. This increase in working capital is due primarily to the June and December 2006 sale of our Celltrion common stock, partially offset by our operating losses for the twelve months ended March 31, 2007.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued FAS No. 157, Fair Value Measurement, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating the impact of adopting FAS 157 on our consolidated financial position, results of operations and cash flows.

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

In May 2007, the FASB issued FSP No. FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48, or FIN 48-1.FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 will be applied retrospectively to our initial adoption of FIN 48 on January 1, 2007. The adoption of FIN 48-1 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force, or EITF, published Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF 07-3 is effective beginning on January 1, 2008. Earlier application is not permitted. We do not expect that adoption of this new Standard will have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At March 31, 2007, we held available-for-sale securities in the principal amount of $15.3 million. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

          Indebtedness

At March 31, 2007, our outstanding non-current liabilities include $31.5 million of our Notes due April 1, 2010 which we sold in a private placement in April 2005. As the Notes bear interest at a fixed rate, our interest expense under the Notes would not be affected by interest rate changes. As of March 31, 2007, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

          Derivative Valuation Risk

The terms of our Notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other income of $2.8 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the embedded derivative liability was valued at $5.4 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. The inputs for the valuation analysis of the derivatives include the probabilities of certain triggering events, which we believed to be unlikely as of March 31, 2007. A change in this probability and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.

ITEM 4. CONTROLS AND PROCEDURES

          Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports which we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms. Based upon the material weaknesses in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

a)

We did not maintain an effective control environment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Specifically, the financial reporting organization structure was not adequate to support the size, complexity or activities of the Company. In addition, certain finance positions were staffed with individuals who did not possess the level of accounting knowledge, experience and training in the application of generally accepted accounting principles in the United States of America, or GAAP, commensurate with our financial reporting requirements.

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

The above control deficiencies resulted in audit adjustments to our fiscal 2006 interim and annual consolidated financial statements. These control deficiencies affect substantially all financial statement accounts, which could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

2)	The material weaknesses in our control environment contributed to the existence of the following control deficiencies, each of which is considered to be a material weakness:

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

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006, which we refer to as our 2006 10-K, our management has established a plan for remediation of the material weaknesses in our internal control over financial reporting.

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

          Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing the remediation plans to address the material weaknesses in our internal control over financial reporting. Our remediation plan is described Item 9A of our 2006 10-K. We expect that the implementation of this plan will extend throughout 2007.

          Elimination of Fiscal 2006 Material Weakness

The following material weakness identified during fiscal 2006 was not applicable during the three months ended March 31, 2007. The cancellation of all our research, grant and revenue contracts has eliminated the material weakness noted below:

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors as well as other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described herein are not the only ones we face. Additional risks and uncertainties that we do not know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If events corresponding to any of these risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. In that case, the trading price of our common stock could decline. When used in this report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen. Risk factors which have materially changed since our 2006 10-K are marked with an “*”.

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

Our business to date has been largely dependent on the success of rPA 102, which was the subject the SNS Contract that was terminated in December 2006. Although we scaled back development of rPA102 and have reduced our workforce, we may be unable to successfully manage our remaining resources, including available cash, while we seek to identify and complete a strategic transaction.

We scaled back clinical development of rPA102 after HHS terminated our SNS Contract. In addition, in June 2007 we terminated our contract with Kaketsuken to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA, and we have no other product candidates in clinical or preclinical development. In connection with the suspension of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions. In 2007, we incurred non-recurring charges associated with our restructuring activities of approximately $5.4 million, which includes employee severance costs of $4.4 million and facilities-related and other expenses of $1.0 million. As a result of the termination of our SNS Contract, we are evaluating strategic alternatives and have retained Lazard Ltd. to act as our advisor in this process. We cannot predict whether we will be able to identify an appropriate strategic alternative which will either provide us with a pipeline and/or return value to our shareholders on a timely basis or at all. We also cannot predict whether any such transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs.

If we fail to manage successfully any company or product acquisitions, joint ventures or in-licensed product candidates, we may be limited in our ability to develop our product candidates and to rebuild our product candidate pipeline.

Our current product development programs were initiated through in-licensing or collaborative arrangements. These collaborations include licensing proprietary technology from, and other relationships with, biotechnology companies and government research institutes and organizations. As part of our business strategy, we may expand our product pipeline and capabilities through company or product acquisitions, mergers or in-licensing.

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

We believe we need to correct deficiencies in our internal controls and procedures for financial reporting. Because of the material weaknesses described in Item 4 of this report, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2007, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

If we fail to have effective internal controls and procedures in place for financial reporting, we could be unable to provide timely and reliable financial information. Additionally, if we fail to have effective internal controls and procedures for financial reporting in place, it could adversely affect our financial reporting requirements under future government contracts.

We may need to raise additional capital to support our operations in order to continue as a going concern if we successfully complete a strategic transaction.

Absent a strategic transaction, we believe that our existing cash, cash equivalents and securities available-for-sale as of March 31, 2007 along with the proceeds of our April 2007 settlement with the U.S. government over the termination of the SNS Contract will be sufficient to meet our projected operating requirements through at least December 31, 2008. In addition to our workforce reductions and the scaling back of our rPA102 development activities and the termination of our smallpox development activities, we have announced that we are exploring strategic alternatives. We may not successfully identify or implement any of these alternatives, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. Our restructuring measures implemented to date and any proposed strategic alternatives may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock thereby limiting our ability to raise additional funds.

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

As a result of the reduction in our workforce that we announced in January, May and September 2007, we may not be successful in retaining key employees and in attracting qualified new employees as required in the future. If we are unable to retain our management, scientific staff and scientific advisors or to attract additional qualified personnel, our ability to rebuild our business will be seriously jeopardized.

In January 2007, we implemented a restructuring resulting in the reduction of our workforce by approximately 51%. In May 2007, we scaled back any further development activities with respect to rPA102 and announced a corporate restructuring plan that included a reduction in our workforce to fewer than 70 employees. In September 2007, we announced a corporate restructuring plan that included a reduction in our workforce to fewer than 30 employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may experience further reductions in force due to voluntary employee resignations and a diminished ability to recruit new employees. We may be unable to attract or retain key personnel on acceptable terms, if at all.

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

To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At March 31, 2007, we had an accumulated deficit of $220 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

Biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products, including vaccines used to fight bioterrorism, are still evolving. If we are unable to successfully develop and test product candidates in accordance with such requirements, our business will suffer.

We are subject to rigorous and extensive regulation by the FDA and comparable foreign regulatory authorities. In the United States, our product candidates are regulated by the FDA as biological drug products, known as Biologics. In order to obtain approval from the FDA to market our product candidates, we will be required to submit to the FDA a Biologics License Application, or BLA, which must include both preclinical and clinical trial data as prescribed by the FDA’s current regulatory criteria, as well as extensive data regarding the manufacturing procedures and processes for the product candidates. Ordinarily, the FDA requires a sponsor to support a

BLA application with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 efficacy trials conducted in patients with the disease or condition being targeted.

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

Our business prospects may depend on our ability to complete patient enrollment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize our product candidates. Product development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our non-clinical studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a product candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or other regulatory body. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

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

If we resume clinical trials, the independent clinical investigators that we rely upon to conduct these studies may not be diligent, careful or timely, and may make mistakes in the conduct of our clinical trials.

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

Product candidates are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. Our product candidates have not received required regulatory approval from the FDA to be commercially marketed and sold in the United States. Our product candidates have not received required regulatory approval from foreign regulatory agencies to be commercially marketed and sold. The process of obtaining and complying with FDA, other governmental and foreign regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense exerted, regulatory approval is never guaranteed.

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

We may be subject to ongoing regulatory review and periodic inspection and approval of manufacturing procedures and operations, including compliance with cGMP regulations.

The manufacturing methods, equipment and processes used by us and any future subcontractors must comply with the FDA’s current Good Manufacturing Practices, or cGMP, regulations. The cGMP requirements govern, among other things, recordkeeping, production processes and controls, personnel and quality control. The FDA must approve the facilities used to manufacture our products before they can be used to commercially manufacture our vaccine products and these facilities are subject to ongoing and periodic inspections. If we or our subcontractors fail to comply with cGMP requirements, or fail to pass a pre-approval inspection of our manufacturing facility, we may not receive regulatory approval. In addition, preparing a manufacturing facility for commercial manufacturing may involve unanticipated delays and the costs of complying with the cGMP regulations may be significant. Any material changes we make to our manufacturing processes after we obtain approval of a product may require approval by the FDA, state or foreign regulatory authorities.

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

Currently, our common stock is traded OTC and is quoted on the OTC Pink Sheets LLC. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. As such, the trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and March 31, 2007, the closing price of our common stock, as quoted on the Pink Sheets, has ranged from a high of $18.55 per share to a low of $1.24 per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

(Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1	Salaries of Named Executive Officers. +	8-K	0-26483	02-07-07

10.2	Bonuses, Stock Option Awards, Stock Option Exchange Program, and Retention Awards of Named Executive Officers. +	8-K	0-26483	02-13-07

10.3	Resignation Agreement between VaxGen, Inc and Lance K. Gordon, Ph.D. +					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification					X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.

Dated: September 20, 2007	By:	/s/ James P. Panek

James P. Panek
Chief Executive Officer
(Principal Executive Officer)

Dated: September 20, 2007	By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Chief Financial Officer
(Principal Financial Officer)