Form 10-Q
period 2007-06-30
VAXGEN INC
filed 2007-10-04
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

VaxGen, Inc.

Form 10-Q

For the Quarter Ended June 30, 2007

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents:
Cash and commercial paper	$32,934	$18,697
Reverse repurchase agreements	18,008	54,378

Total cash and cash equivalents	50,942	73,075
Investment securities	34,749	24,668
Accounts receivable	20	516
Unbilled accounts receivable	9	7,164
Prepaid expenses and other current assets	1,047	2,828

Total current assets	86,767	108,251
Property and equipment	25,198	28,417
Restricted cash	2,984	2,895
Other assets	2,270	2,497

Total assets	$117,219	$142,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,850	$4,660
Accrued and other current liabilities	3,445	5,610
Derivative liability	4,176	8,220

Total current liabilities	9,471	18,490
Convertible senior subordinated notes	30,499	30,321
Deferred rent and other liabilities	4,511	4,188

Total liabilities	44,481	52,999

Contingencies (Note 12)

Stockholders’ equity:
Common stock	331	331
Additional paid-in capital	300,762	299,226
Accumulated deficit	(228,358)	(210,498)
Accumulated other comprehensive income	3	2

Total stockholders’ equity	72,738	89,061

Total liabilities and stockholders’ equity	$117,219	$142,060

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Revenues	$198	$4,607	$4,382	$10,912

Operating expenses:
Research and development	4,836	13,794	11,925	27,970
General and administrative	4,796	7,740	11,374	14,387
Restructuring	566	—	4,283	—

Total operating expenses	10,198	21,534	27,582	42,357

Loss from operations	(10,000)	(16,927)	(23,200)	(31,445)

Other income (expense):
Interest expense	(612)	(614)	(1,223)	(1,244)
Interest income and other	1,279	187	2,519	453
Valuation adjustments	1,212	(1,858)	4,044	(1,463)
Equity in loss of affiliate	—	(2,784)	—	(5,290)
Gain on foreign currency transactions	—	4,519	—	4,678
Gain on sale of investment in affiliate	—	61,198	—	61,198

Total other income, net	1,879	60,648	5,340	58,332

Net income (loss)	$(8,121)	$43,721	$(17,860)	$26,887

Basic net income (loss) per share	$(0.25)	$1.32	$(0.54)	$0.83

Diluted net income (loss) per share	$(0.25)	$1.32	$(0.54)	$0.82

Weighted average shares used in computing basic net income (loss) per share	33,107	33,107	33,107	32,333

Shares used in computing diluted net income (loss) per share	33,107	33,199	33,107	32,683

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2007	2006

Cash flows from operating activities:
Net income (loss)	$(17,860)	$26,887
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment in affiliate	—	(61,198)
Gain on foreign currency transactions	—	(4,678)
Equity in loss of affiliate	—	5,290
Valuation adjustments	(4,044)	1,463
Depreciation and amortization	3,086	3,077
Stock-based compensation	1,536	1,766
Amortization of premiums and discounts on investment securities	(612)	(6)
Non-cash interest expense	356	354
Changes in assets and liabilities:
Receivables	7,878	(5,576)
Prepaid expenses and other current assets	1,497	(722)
Accounts payable	(2,810)	(259)
Accrued and other current liabilities	333	166
Other	475	1,213

Net cash used in operating activities	(10,165)	(32,223)

Cash flows from investing activities:
Purchase of property and equipment	(19)	(2,060)
Proceeds (fees) from sale of investment in affiliate, net	(2,441)	76,472
Proceeds from sale and maturities of investment securities	30,950	11,732
Purchases of investment securities	(40,418)	—
Other	(40)	143

Net cash (used in) provided by investing activities	(11,968)	86,287

Cash flows from financing activities:
Proceeds from private placements, net	—	25,226
Other	—	(2,365)

Net cash provided by financing activities	—	22,861

(Decrease) increase in cash and cash equivalents	(22,133)	76,925
Cash and cash equivalents at beginning of period	73,075	4,560

Cash and cash equivalents at end of period	$50,942	$81,485

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization

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

Through March 31, 2007, VaxGen’s principal source of revenue has been the U.S. government, principally the National Institutes of Health, or NIH, and related entities. Since April 1, 2007, VaxGen’s principal source of revenue has been Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell-culture biomanufacturing facility in the Republic of Korea.

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

The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

For the three and six months ended June 30, 2006, VaxGen’s investment in Celltrion was accounted for under the equity method. During 2006, VaxGen sold substantially all of its Celltrion common stock. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, VaxGen accounted for its investment in Celltrion under the cost method. At June 30, 2006, VaxGen’s ownership interest in Celltrion was 8%. At December 31, 2006 and June 30, 2007, VaxGen held a nominal ownership interest in Celltrion.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report of Form 10-K for the year ended December 31, 2006 and have not changed significantly as of June 30, 2007, with the exception of the following:

          Accounting Principles Recently Adopted

In July 2006, the Financial Accounting Standards Board, or FASB, issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2007. The Company’s unaudited consolidated financial statements have not been materially affected by the adoption of FIN 48 as of January 1, 2007. In May 2007, the FASB issued FSP No. FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48, or FIN 48-1. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 9, Income Taxes, for further details of the impact of adoption.

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

Basic net income (loss) per share is calculated based on net income (loss) and the weighted-average number of shares of common stock outstanding during the reported period. Diluted net income (loss) per share is calculated by increasing the weighted-average number of common shares outstanding during the period- if not anti-dilutive- by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, common stock warrants and convertible senior subordinated debt) is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation as required by FAS 123R in the three and six months ended June 30, 2007.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	33,107	33,107	33,107	32,333
Dilutive potential common shares used in computing diluted net income (loss) per share	—	92	—	350

Total weighted-average number of shares used in computing diluted net income (loss) per share	33,107	33,199	33,107	32,683

Basic net loss per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. For all periods presented, the following potential common shares were excluded from the computation of diluted net income (loss) per share, as their effect was antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Options to purchase common stock	5,686	3,949	5,686	3,106
Warrants to purchase common stock	2,359	1,659	2,359	1,480
Convertible senior subordinated notes	2,134	2,134	2,134	2,134

Total	10,179	7,742	10,179	6,720

4.	Comprehensive Income (Loss)

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net income (loss)	$(8,121)	$43,721	$(17,860)	$26,887
Foreign currency translation adjustments	—	(4,011)	—	(3,325)
Change in unrealized gains on investment securities	—	34	1	72

Comprehensive income (loss)	$(8,121)	$39,744	$(17,859)	$23,634

5.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Employment benefits	$785	$2,049
Income taxes	1,210	1,210
Clinical trial expenses	137	931
Other	1,313	1,420

	$3,445	$5,610

6.	Contract Changes and Restructuring

          Anthrax Contract

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

On April 3, 2007, the Company entered into a settlement agreement with HHS. In accordance with the agreement, the parties terminated the remaining cost-plus contract related to the development of a next-generation anthrax vaccine through a separate contract modification. As part of the settlement agreement, NIAID paid the Company $11.0 million. The settlement agreement also released both parties of all liabilities associated with the Company’s three government anthrax contracts: the 2002 Anthrax Contract, the 2003 Anthrax Contract and the SNS Contract. As part of the settlement agreement, the parties converted the termination of the SNS Contract, which HHS terminated for default on December 19, 2006, to a termination for convenience and also terminated the 2003 Anthrax Contract under a bilateral contract modification for the convenience of the government on a no-cost basis. During the three months ended June 30, 2007, the Company recorded the $11.0 million settlement as a collection of $7.1 million of 2006 receivables and $3.9 million of 2007 receivables. The $3.9 million was recorded as revenue during the three months ended March 31, 2007 primarily for the reimbursement of restructuring costs incurred as a result of the termination of the contracts.

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

All restructuring costs are expected to be paid by March 31, 2008. At June 30, 2007, $0.4 million of these costs were unpaid and included in accrued and other current liabilities and include the following:

	Balance as of December 31, 2006	Costs Incurred	Amounts Paid	Balance as of March 31, 2007

Workforce reduction	$—	$2,642	$(2,070)	$572
Consolidation of excess facilities and other	—	1,006	(746)	260

Total	$—	$3,648	$(2,816)	$832

	Balance as of March 31, 2007	Costs Incurred	Amounts Paid	Balance as of June 30, 2007

Workforce reduction	$572	$566	$(695)	$443
Consolidation of excess facilities and other	260	—	(260)	—

Total	$832	$566	$(955)	$443

7.	Private Placements

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

The Company adopted FIN 48 on January 1, 2007 and in so doing, has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The implementation of FIN 48 did not have a material impact on the condensed consolidated financial statements and did not require an adjustment to accumulated deficit. The Company has an unrecognized tax benefit of approximately $1.2 million, which did not change significantly during the three or six months ended June 30, 2007. If recognized, there would be no impact to the 2007 effective income tax rate due to the existence of the valuation allowance. In addition, future changes to the unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation allowance.

Under special IRS rules, or Section 382 Limitation, cumulative stock purchases by material shareholders exceeding 50% during a 3-year period can potentially limit a company’s future use of net operating losses, or NOL’s. Under current tax rules, any Section 382 Limitation is not expected to significantly impact the recorded value or timing of utilization of the Company’s NOL’s.

The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as other expense in its condensed consolidated statement of operations. The amount of unrecognized tax related interest expense and penalties at January 1, 2007 was zero. The Company did not incur any income tax related interest income, interest expense or penalties for the three or six months ended June 30, 2007. At January 1, 2007, the Company had recorded a liability of $1.2 million representing alternative minimum taxes payable to the Internal Revenue Service and state jurisdictions related to its net income in 2006.

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

In February 2007, the Board of Directors granted to executive officers options for 1,590,000 shares and implemented an option exchange program allowing executive officers to exchange old options for 714,700 shares for new options for 178,675 shares. Options for 235,000 shares were also granted to members of the board of directors. The options were granted with an exercise price of $2.23, the closing market price of one share of the Company’s common stock. Option shares will vest monthly on a pro-rata basis over one to four years.

The impact on consolidated results of operations of recording stock-based compensation for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Research and development	$173	$647	$721	$1,220
General and administrative	198	303	815	546

Total stock-based compensation	$371	$950	$1,536	$1,766

11.	Celltrion

VaxGen provides services to assist Celltrion with their operations under a Technical Support and Services Sub-Agreement. VaxGen is paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.2 million and $0.6 million of revenue from Celltrion during the three months ended June 30, 2007 and 2006, respectively; and $0.5 million and $1.0 million of services revenue from Celltrion during the six months ended June 30, 2007 and 2006, respectively.

In February 2006, Celltrion and VaxGen entered into an agreement, or Agreement to Provide U.S. GAAP Financial Information, whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of their independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen will compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on June 30, 2007) per year and shall be subject to VaxGen’s approval. In March 2007, Celltrion and VaxGen amended the Technical Support and Services Sub-Agreement as well as the Agreement to Provide U.S. GAAP Financial Information to reflect a reduction in overhead rate on services performed from 90% to 40%. During the three and six months ended June 30, 2007, the Company incurred $0.1 million and $1.2 million of expenses under these agreements, respectively. During the three and six months ended June 30, 2006, the Company incurred $0.8 million and $1.4 million of expenses under these agreements, respectively.

VaxGen’s 2002 investment in Celltrion consisted of providing mammalian cell culture technology and biologics production expertise. VaxGen’s proportionate share of the investee’s undistributed losses was recorded as equity in loss of affiliate through July 1, 2006. Summarized selected financial information, while the Company’s investment in Celltrion was accounted for under the equity method, for the three and six months ended June 30, 2006 is as follows (in thousands):

	Three Months	Six Months

Operating expenses	$12,035	$22,953

Loss from operations	(12,035)	(22,953)
Other expense	(1,550)	(2,825)

Net loss	$(13,585)	$(25,778)

During the six months ended June 30, 2007, the Company paid the final $2.4 million in fees due from the 2006 sale of substantially all of its remaining Celltrion common stock.

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

If an executive officer’s employment with VaxGen is terminated without cause, or the executive resigns due to good reasons, as defined in their employment agreements, the executive would be entitled to receive as severance 12 months of their base salary and all of their outstanding unvested stock options would be accelerated and become immediately exercisable. If this occurs within 13 months of a change of control, as defined in their agreements, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis. As of June 30, 2007, the aggregate salary and bonus obligations under these circumstances would be $1.7 million.

13.	Segment Information

Since July 1, 2005, the Company has operated in one business segment, the development of vaccines that immunize against infectious disease. All of VaxGen’s operating assets are located in the United States of America. Substantially all of VaxGen’s revenue has been derived from federal government contracts and grants, primarily from HHS, NIH and related entities.

14.	Subsequent Events

In February 2007, the Board approved two potential retention bonus payments. The aggregate June 30, 2007 retention bonus payment of $0.3 million was made to the executives during the three months ended September 30, 2007.

In September 2007, the Company further reduced its workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $1.1 million.

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

As a result of the termination of our SNS Contract, we announced the termination of the SNS Contract by HHS. As a result, we implemented a reduction in force, or RIF, in January 2007. The cash outflow of the January RIF was $2.8 million and $0.5 million during the three months ended March 31, 2007 and June 30, 2007, respectively, and $0.3 million thereafter. Beginning in April 2007, expected wage savings per month were $0.7 million and $0.2 million, respectively, for Research and Development, or R&D, and General and Administrative, or G&A. In addition, we did not renew an office space lease that expired at the end of May 2007. This lease, coupled with utilities and maintenance, reduced future expenses by $0.2 million per month.

In May 2007, we further reduced our workforce to decrease operating costs. The cash outflow of this RIF was $0.4 million during the three months ended June 30, 2007 and $0.2 million thereafter. This RIF mostly impacted R&D. Beginning in July 2007, additional expected wage savings are $0.1 million per month. The RIFs in January 2007 and May 2007 have reduced our cash disbursements by approximately $1.2 million to $1.4 million per month since June 30, 2007. We do not expect these savings to be materially offset by any anticipated increases in other expenses.

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

Celltrion

For the six months ended June 30, 2006, our investment in Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea, was accounted for under the equity method. At June 30, 2006, our ownership interest in Celltrion was 8%. During June and December 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock. At December 31, 2006 and June 30, 2007, we held a nominal ownership interest in Celltrion.

Subsequent Events

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference should be made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC in August 2007, for a description of our critical accounting policies. There have been no significant changes to our policies since we filed that report other than our adoption of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48 and FSP No. FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48, or FIN 48-1.

Effective January 1, 2007, we adopted FIN 48 and FIN 48-1; see Note 9. We have filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, deductibility of certain expenses, expenses included in our research and development tax credit computations, as well as other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. We regularly assess the tax positions for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. We believe that the ultimate outcome of these matters will not have a material impact on our financial position, financial operations or liquidity.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters and Six Months Ended June 30, 2007 and 2006

                    Revenues

	Three Months Ended June 30,		Percent change 2007/2006		Six Months Ended June 30,		Percent change 2007/2006

	2007	2006			2007	2006

	(in thousands)				(in thousands)
Revenues	$198	$4,607	(96	) %	$4,382	$10,912	(60	) %

Revenues prior to March 31, 2007 were primarily from our Anthrax Contracts principally reflecting work performed for NIAID and the reimbursement of restructuring costs incurred during the three months ended March 31, 2007 as a result of the termination of the Anthrax Contracts in December 2006. In 2007, NIAID-related activities decreased from the comparable period in the prior year as our work on the Anthrax contract ended in December 2006 and revenue for the three months ended March 31, 2007 was primarily related to the January 2007 restructuring. Services revenues were also earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and start-up of Celltrion’s manufacturing facility. VaxGen recognized $0.2 million and $0.6 million of revenue from Celltrion during the three months ended June 30, 2007 and 2006, respectively; and $0.5 million and $1.0 million of revenue from Celltrion during the six months ended June 30, 2007 and 2006, respectively. The amounts earned vary with the level of services required.

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

                    Research and development expenses

	Three Months Ended June 30,		Percent change 2007/2006		Six Months Ended June 30,		Percent change 2007/2006

	2007	2006			2007	2006

	(in thousands)				(in thousands)
Research and development expenses	$4,836	$13,794	(65	) %	$11,925	$27,970	(57	) %

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

The decrease in research and development expenses in the three months ended June 30, 2007 over the comparable period in 2006 was primarily due to:

•

Labor and benefits, which decreased by $3.7 million primarily associated with the reductions in force in January and May 2007 as a result of overall reductions in activities related to our Anthrax Contracts;

•	Costs for materials and supplies, which decreased by $2.1 million primarily associated with reduced activities related to our Anthrax Contracts;

•	Outside consultant expenses, which decreased by $1.7 million primarily due to reduced activities related to our Anthrax Contracts since June 30, 2006;

•

Allocations from general and administrative expense for facilities and other overhead costs, which decreased by $1.0 million due to changes in the relative headcounts by department and reduced spending; and

•	Stock-based compensation expenses, which decreased by $0.5 million primarily due to 2006 stock option modifications that did not reoccur in 2007.

The decrease in research and development expenses in the six months ended June 30, 2007 over the comparable period in 2006 was primarily due to:

•

Labor and benefits, which decreased by $7.3 million primarily associated with the reductions in force in January and May 2007 as a result of overall reductions in activities related to our Anthrax Contracts;

•	Outside consultant expenses, which decreased by $4.9 million primarily due to reduced activities related to our Anthrax Contracts since June 30, 2006;

•	Costs for materials and supplies, which decreased by $2.1 million primarily associated with reduced activities related to our Anthrax Contracts;

•

Allocations from general and administrative expense for facilities and other overhead costs, which decreased by $1.3 million due to changes in the relative headcounts by department and reduced spending; and

•	Stock-based compensation expenses, which decreased by $0.5 million primarily due to 2006 stock option modifications that did not reoccur in 2007.

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

                    General and administrative expenses

	Three Months Ended June 30,		Percent change 2007/2006		Six Months Ended June 30,		Percent change 2007/2006

	2007	2006			2007	2006

	(in thousands)				(in thousands)
General and administrative expenses	$4,796	$7,740	(38	) %	$11,374	$14,387	(21	) %

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The decrease in general and administrative expenses in the three months ended June 30, 2007 over the comparable period of 2006 was primarily due to:

•

Professional fees, which decreased by $1.3 million due to audit and other fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002;

•	Labor and benefits, which decreased by $1.1 million primarily associated with the reductions in force in January and May 2007; and

•	Occupancy costs, principally, rent and security services, which decreased by $0.5 million due to our restructuring.

The decrease in general and administrative expenses in the six months ended June 30, 2007 over the comparable period of 2006 was primarily due to reductions in labor and benefits associated with the reductions in force in January and May 2007.

We expect quarterly general and administrative expenses to decrease during the remainder of 2007 because following the HHS decision we scaled back activities and are actively pursuing strategic and other alternatives.

                    Restructuring expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(in thousands)		(in thousands)
Restructuring	$566	$—	$4,283	$—

During the three months ended June 30, 2007, we reduced our workforce to reduce operating costs. Restructuring costs included employee termination and benefit costs. Restructuring expenses for the six months ended June 30, 2007 also reflect a reduction in January 2007. The January 2007 restructuring costs include $2.7 million for employee termination benefits and $1.0 million for costs associated with consolidation of our facilities in California. Refer to Note 6 for further details.

                     Other income (expense)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(in thousands)		(in thousands)
Interest expense	$(612)	$(614)	$(1,223)	$(1,244)
Interest income and other	1,279	187	2,519	453
Valuation adjustments	1,212	(1,858)	4,044	(1,463)
Equity in loss of affiliate	—	(2,784)	—	(5,290)
Gain on foreign currency transactions	—	4,519	—	4,678
Gain on sale of investment in affiliate	—	61,198	—	61,198

Other income, net	$1,879	$60,648	$5,340	$58,332

The decrease in other income for the three and six months ended June 30, 2007 from the comparable period in 2006 was primarily due to:

•

Interest income and other increased due to greater overall cash, cash equivalent and investment balances primarily due to the sale of substantially all of our Celltrion common stock in June 2006 and December 2006, partially offset by our operating losses;

•

Expenses for mark-to-market adjustments related to the valuation of our outstanding derivatives on our 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, changed primarily due to changes in the likelihood of a change in control potentially triggering the redemption option related to the Notes;

•

For the three and six months ended June 30, 2006, we recognized our share of Celltrion’s losses under the equity method. We sold substantially all of our ownership interest in Celltrion during 2006 and accordingly effective July 1, 2006 no longer account for it under the equity method;

•	Realized foreign currency gains in 2006 were primarily due to the collection of the June 2006 proceeds from the sale of Celltrion common stock; and

•

Gain on sale of investment in affiliate resulting from our June 2006 sale of 3.6 million of our Celltrion common stock for gross proceeds of $79.0 million, net of $11.8 million in basis, $4.9 million in expenses and the deferral of $1.1 million related to the option sold along with the shares.

We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances. Valuation adjustments will continue to be affected by changes in our common stock price, our volatility and our expectations relative to a change in control. No changes in our debt levels are anticipated and therefore quarterly interest expense is expected to remain at the three months ended June 30, 2007 level throughout 2007.

As noted in Note 13, Segment Information, included in the notes to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report, we have only one segment.

LIQUIDITY AND CAPITAL RESOURCES

	2007	2006

	(in thousands)
As of June 30:
Cash, cash equivalents and investment securities	$85,691	$82,285
Working capital	77,296	69,946
Six months ended June 30:
Cash provided by (used in):
Operating activities	$(10,165)	$(32,223)
Investing activities	(11,968)	86,287
Financing activities	—	22,861

Our primary financing requirements as of June 30, 2007 were the funding of our remaining operations during the next twelve months because following the HHS decision we scaled back development of rPA102 and eliminated our other biodefense activities. Through June 30, 2007, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of the Notes, sales of our Celltrion common stock and revenues from research contracts and grants. From time-to-time, as part of our investment strategy, we enter into reverse repurchase agreements to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a purchase of securities and an agreement to resell the same securities at a later date at an agreed-upon price. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited, however, because we generally invest in overnight agreements.

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

During the year ended December 31, 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock. The Company’s basis in the shares sold in 2006 was $19.0 million. The Company incurred $7.3 million in fees and related expenses associated with the sale of this stock, resulting in a gain of $104.0 million. At December 31, 2006 and June 30, 2007, we held a nominal ownership interest in Celltrion.

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

Net cash used in operating activities of $10.2 million and $32.2 million for the six months ended June 30, 2007 and 2006, respectively, was primarily attributable to our operating losses although the effect of non-cash items upon operating activities was significant in both periods and included:

•

For the six months ended June 30, 2006, we recognized our share of Celltrion’s losses under the equity method. We sold substantially all of our ownership interest in Celltrion during 2006 and accordingly effective July 1, 2006 no longer account for it under the equity method;

•	Realized foreign currency gains of $4.7 million in 2006 were primarily due to the 2006 collection of the proceeds from the sale of Celltrion shares;

•	Stock-based compensation expense of $1.5 million in 2007 and $1.8 million in 2006. Both periods primarily reflect charges from the fair value of stock options;

•	Valuation adjustments of $4.0 million and $1.5 million in 2007 and 2006, respectively, reflecting changes in the fair value of outstanding derivatives from the Notes.

The $61.2 million gain on the 2006 sale of 3.6 million shares of our investment in Celltrion was removed from operating activities and the net proceeds received are reflected in investing activities.

Cash used in operating activities was also affected by the following:

•

Prepaid expenses and other current assets, which decreased by $1.5 million in 2007 and increased by $0.7 million in 2006 primarily due to the timing of payments and the reduced level of operating activities;

•	Accounts payable, which decreased by $2.8 million in 2007 and by $0.3 million in 2006 primarily due to the timing of payments and the reduced level of operating activities; and

•	Receivables, which decreased by $7.9 million in 2007 and increased by $5.6 million in 2006 primarily due to reduced revenues earned from the U.S. government and the timing of payments received.

Net cash provided by investing activities consisted primarily of the $76.5 million in net proceeds from the 2006 sale of our Celltrion common stock net of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in the six months ended June 30, 2007 were minimal. During 2006, capital expenditures of $0.7 million were made in connection with the expansion of the research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities. In addition, during the six months ended June 30, 2006 we purchased $1.4 million of software related to the implementation of a new enterprise resource planning system. We expect minimal capital expenditures during the remainder of 2007 because the California manufacturing facilities are now substantially complete and because we scaled back development of rPA102 and eliminated our other biodefense activities. During the six months ended June 30, 2007, we paid the final $2.4 million in fees due from the 2006 sale of substantially all of our remaining Celltrion common stock.

Net cash provided by our financing activities in the six months ended June 30, 2006 was from net proceeds of $25.2 million through a private placement of 3,500,000 shares of our common stock at $7.70 per share at a discount to the $9.20 per share closing price.

At June 30, 2007, $85.7 million, or 73%, of our assets consisted of cash, cash equivalents and investment securities. We had working capital of $77.3 million at June 30, 2007, compared to $69.9 million at June 30, 2006. This increase in working capital is primarily due to the following:

•	Receivables, which decreased by $8.8 million primarily due to reduced revenues earned from the U.S. government and the collection of amounts due from them;

•	Accounts payable, which decreased by $7.9 million primarily as a result of reduced operations; and

•	Accrued and other current liabilities, which decreased by $6.8 million primarily due to the timing of payments and as a result of reduced operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At June 30, 2007, we held available-for-sale securities in the principal amount of $34.7 million. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

                    Indebtedness

At June 30, 2007, our outstanding non-current liabilities include $31.5 million of our Notes due April 1, 2010 which we sold in a private placement in April 2005. As the Notes bear interest at a fixed rate, our interest expense under the Notes would not be affected by interest rate changes. As of June 30, 2007, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

                    Derivative Valuation Risk

The terms of our Notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other income of $1.2 million and $4.0 million for the three and six months ended June 30, 2007, respectively. At June 30, 2007, the embedded derivative liability was valued at $4.2 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. A change in probability of a triggering event and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.

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

d)

We did not maintain effective controls over the completeness and accuracy of certain revenue and expense accruals. Specifically, we failed to identify, analyze and review certain accruals at period end relating to certain accounts receivable, accounts payable, accrued liabilities, revenue and other direct expenses to ensure that they were accurately, completely and properly recorded. This control deficiency resulted in audit adjustments to our fiscal 2006 interim and consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

          Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing the remediation plans to address the material weaknesses in our internal control over financial reporting. Our remediation plan is described Item 9A of our 2006 10-K. We expect that the implementation of this plan will extend throughout 2007.

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

As a result of our failure to make timely filings of financial statements, we were delisted from Nasdaq, and our common stock is not currently listed on another national stock exchange. We have completed all necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, but we have not yet applied for our common stock to be listed on a national exchange. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet Nasdaq’s or another exchange’s initial listing criteria, and we believe we will need to be in compliance with Sections 13 and 15(d) of the Exchange Act. Our common stock is currently quoted on the Pink Sheets, LLC.

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

We believe we need to correct deficiencies in our internal controls and procedures for financial reporting. Because of the material weaknesses described in Item 4 of this report, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Absent a strategic transaction, we believe that our existing cash, cash equivalents and securities available-for-sale as of June 30, 2007 will be sufficient to meet our projected operating requirements through at least December 31, 2008. In addition to our workforce reductions and the scaling back of our rPA102 development activities and the termination of our smallpox development activities, we have announced that we are exploring strategic alternatives. We may not successfully identify or implement any of these alternatives, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. Our restructuring measures implemented to date and any proposed strategic alternatives may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock thereby limiting our ability to raise additional funds.

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

To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At June 30, 2007, we had an accumulated deficit of $228 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

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

Currently, our common stock is traded OTC and is quoted on the OTC Pink Sheets LLC. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. As such, the trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and June 30, 2007, the closing price of our common stock, as quoted on the Pink Sheets, has ranged from a high of $18.55 per share to a low of $1.24 per share.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

           (a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1	Settlement Agreement by and between VaxGen, Inc., the Department of Health and Human Services and the National Institute of Allergy and Infectious Diseases, dated April 3, 2007 *	8-K	0-26483	April 5, 2007	10.1

10.2	Amended and Restated Bylaws, dated May 18, 2007.	8-K	0-26483	05-23-07	3.1

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification					X

* Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.

Dated: October 3, 2007	By: /s/ James P. Panek

James P. Panek
Chief Executive Officer
(Principal Executive Officer)

Dated: October 3, 2007	By: /s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Chief Financial Officer
(Principal Financial Officer)