Form 10-Q
period 2007-09-30
VAXGEN INC
filed 2007-11-08
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes ☒          No ☐

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

Yes ☐          No ☒

The issuer has one class of common stock with 33,106,523 shares outstanding as of October 31, 2007.

VaxGen, Inc.

Form 10-Q

For the Quarter Ended September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents:
Cash and commercial paper	$56,610	$18,697
Reverse repurchase agreements	—	54,378

Total cash and cash equivalents	56,610	73,075
Investment securities	20,710	24,668
Accounts receivable	—	516
Unbilled accounts receivable	—	7,164
Prepaid expenses and other current assets	2,078	2,828

Total current assets	79,398	108,251
Property and equipment	23,678	28,417
Restricted cash	3,030	2,895
Other assets	1,717	2,497

Total assets	$107,823	$142,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,363	$4,660
Accrued and other current liabilities	2,604	5,610
Derivative liability	4,377	8,220

Total current liabilities	9,344	18,490
Convertible senior subordinated notes	30,589	30,321
Deferred rent and other liabilities	4,656	4,188

Total liabilities	44,589	52,999

Contingencies (Note 12)

Stockholders’ equity:
Common stock	331	331
Additional paid-in capital	301,111	299,226
Accumulated deficit	(238,212)	(210,498)
Accumulated other comprehensive income	4	2

Total stockholders’ equity	63,234	89,061

Total liabilities and stockholders’ equity	$107,823	$142,060

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Revenues	$416	$2,356	$4,798	$13,269

Operating expenses:
Research and development	4,125	11,158	16,050	39,128
General and administrative	5,403	6,496	16,778	20,882
Restructuring	1,092	—	5,374	—

Total operating expenses	10,620	17,654	38,202	60,010

Loss from operations	(10,204)	(15,298)	(33,404)	(46,741)

Other income (expense):
Interest expense	(612)	(613)	(1,835)	(1,857)
Interest income and other	1,163	981	3,682	1,432
Valuation adjustments	(201)	(195)	3,843	(1,658)
Equity in loss of affiliate	—	—	—	(5,290)
Gain on foreign currency transactions	—	—	—	4,678
Gain on sale of investment in affiliate	—	—	—	61,198

Total other income, net	350	173	5,690	58,503

Net income (loss)	$(9,854)	$(15,125)	$(27,714)	$11,762

Basic net income (loss) per share	$(0.30)	$(0.46)	$(0.84)	$0.36

Diluted net income (loss) per share	$(0.30)	$(0.46)	$(0.84)	$0.36

Weighted average shares used in computing basic net income (loss) per share	33,107	33,107	33,107	32,594

Shares used in computing diluted net income (loss) per share	33,107	33,107	33,107	32,761

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2007	2006

Cash flows from operating activities:
Net income (loss)	$(27,714)	$11,762
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment in affiliate	—	(61,198)
Gain on foreign currency transactions	—	(4,678)
Equity in loss of affiliate	—	5,290
Valuation adjustments	(3,843)	1,658
Depreciation and amortization	4,606	4,665
Stock-based compensation	1,885	2,434
Amortization of premiums and discounts on investment securities	(988)	(27)
Non-cash interest expense	535	532
Changes in assets and liabilities:
Receivables	7,907	(5,502)
Prepaid expenses and other current assets	891	(1,295)
Accounts payable	(2,297)	(5,796)
Accrued and other current liabilities	(508)	(7,029)
Other	620	1,612

Net cash used in operating activities	(18,906)	(57,572)

Cash flows from investing activities:
Purchase of property and equipment	(19)	(2,316)
Proceeds (fees) from sale of investment in affiliate, net	(2,441)	76,472
Proceeds from sale and maturities of investment securities	51,074	12,532
Purchases of investment securities	(46,126)	(11,237)
Other	(47)	654

Net cash provided by (used in) investing activities	2,441	76,105

Cash flows from financing activities:
Proceeds from private placements, net	—	25,226
Other	—	(177)

Net cash provided by financing activities	—	25,049

(Decrease) increase in cash and cash equivalents	(16,465)	43,582
Cash and cash equivalents at beginning of period	73,075	4,560

Cash and cash equivalents at end of period	$56,610	$48,142

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization

          Nature of Business Activities

VaxGen, Inc., or VaxGen, is a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease.

VaxGen was incorporated on November 27, 1995. During 2002 through 2006, VaxGen developed vaccines against inhalation anthrax and smallpox for the purpose of biodefense. In December 2006, the Department of Health and Human Services, or HHS, terminated its contract with VaxGen related to the development and delivery of a next-generation anthrax vaccine. Following the HHS decision, VaxGen ceased actively developing its anthrax vaccine, scaled back its biodefense activities and began pursuing strategic and other alternatives.

Through March 31, 2007, VaxGen’s principal source of revenue has been the U.S. government, principally the National Institutes of Health, or NIH, and related entities. Since April 1, 2007, VaxGen’s principal source of revenue has been Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea.

VaxGen’s activities involve inherent risks. These risks include, but are not limited to, the possibility that internal controls are not or will not be adequate to ensure timely and reliable financial information, the risk that VaxGen may not be able to raise additional capital, the risk that VaxGen may fail to identify a strategic option that is attractive and the risk that VaxGen may be unable to commercialize any product candidates it may identify.

          Delisting from the Nasdaq National Market

As a result of VaxGen’s inability to timely file financial statements with the Securities and Exchange Commission, or SEC, it was delisted effective August 9, 2004 from the Nasdaq National Market, now the Nasdaq Global Market, or Nasdaq. Since that time, VaxGen’s common stock has traded over the counter, or OTC, and has been quoted on the Pink Sheets LLC under the symbol, VXGN.PK. VaxGen became current in its filing of reports with the SEC on October 4, 2007.

          Basis of Presentation

The unaudited condensed consolidated financial statements of VaxGen and its subsidiaries, collectively referred to as the Company, included herein have been prepared pursuant to the rules and regulations of the SEC. All intercompany accounts and transactions have been eliminated in consolidation.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the unaudited condensed consolidated financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

For the six months ended June 30, 2006, VaxGen’s investment in Celltrion was accounted for under the equity method. During 2006, VaxGen sold substantially all of its Celltrion common stock. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, VaxGen accounted for its investment in Celltrion under the cost method. At September 30, 2006, VaxGen’s ownership interest in Celltrion was 8%. At December 31, 2006 and September 30, 2007, VaxGen held a nominal ownership interest in Celltrion.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report of Form 10-K for the year ended December 31, 2006 and have not changed significantly as of September 30, 2007, with the exception of the following:

          Accounting Principles Recently Adopted

In July 2006, the Financial Accounting Standards Board, or FASB, issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2007. The Company’s unaudited consolidated financial statements have not been materially impacted by the adoption of FIN 48 as of January 1, 2007. In May 2007, the FASB issued FSP No. FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48, or FIN 48-1. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 9, Income Taxes, for further details of the impact of adoption.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements, or FSP 00-19-2, which provides guidance on accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 is required to be applied to reporting periods beginning after December 15, 2006. The Company adopted the disclosure requirements of FSP 00-19-2 as of January 1, 2007. The Company’s previous accounting for registration payment arrangements in connection with its 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, as well as shares issued or issuable in private placements of its common stock, or collectively Issuable Shares, was already in compliance with FSP 00-19-2.

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

In June 2007, the Emerging Issues Task Force, or EITF, published Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF 07-3 is effective beginning on January 1, 2008. Earlier application is not permitted. The Company does not expect that adoption of EITF 07-3 will have a material effect on its financial position or results of operations.

3.	Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on net income (loss) and the weighted-average number of shares of common stock outstanding during the reported period. Diluted net income (loss) per share is calculated by increasing the weighted-average number of common shares outstanding during the period- if not anti-dilutive- by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, common stock warrants and convertible senior subordinated debt) is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation as required by FAS 123R in the three and nine months ended September 30, 2007.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	33,107	33,107	33,107	32,594
Dilutive potential common shares used in computing diluted net income (loss) per share	—	—	—	167

Total weighted-average number of shares used in computing diluted net income (loss) per share	33,107	33,107	33,107	32,761

Basic net loss per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. For all periods presented, the following potential common shares were excluded from the computation of diluted net income (loss) per share, as their effect was antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Options to purchase common stock	5,552	4,399	5,552	3,604
Warrants to purchase common stock	2,320	2,009	2,320	2,009
Convertible senior subordinated notes	2,134	2,134	2,134	2,134

Total	10,006	8,542	10,006	7,747

4.	Comprehensive Income (Loss)

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net income (loss)	$(9,854)	$(15,125)	$(27,714)	$11,762
Foreign currency translation adjustments	—	—	—	(3,326)
Unrealized gains on investment securities	1	(6)	2	67

Comprehensive income (loss)	$(9,853)	$(15,131)	$(27,712)	$8,503

5.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006

Employment benefits	$620	$2,049
Restructuring	952	—
Income taxes	60	1,210
Clinical trial expenses	—	931
Interest	866	433
Other	106	987

	$2,604	$5,610

6.	Contract Changes and Restructuring

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

In November 2004, the Company was awarded a contract for $877.5 million to provide 75 million doses of its recombinant anthrax vaccine, or rPA102, to the U.S. government Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract. In November 2006, VaxGen received a clinical hold notification from the Food and Drug Administration that postponed the initiation of the second Phase 2 trial for rPA102. On December 19, 2006, HHS terminated for default the SNS Contract. HHS based the decision on its determination that VaxGen “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required VaxGen to initiate the Phase 2 trial of the vaccine candidate by December 18, 2006.

On April 3, 2007, the Company entered into a settlement agreement with HHS. In accordance with the agreement, the parties terminated the remaining cost-plus contract related to the development of a next-generation anthrax vaccine through a separate contract modification. As part of the settlement agreement, NIAID paid the Company $11.0 million. The settlement agreement also released both parties of all liabilities associated with the Company’s three government anthrax contracts: the 2002 Anthrax Contract, the 2003 Anthrax Contract and the SNS Contract. As part of the settlement agreement, the parties converted the termination of the SNS Contract, which HHS terminated for default on December 19, 2006, to a termination for convenience and also terminated the 2003 Anthrax Contract under a bilateral contract modification for the convenience of the government on a no-cost basis. During the nine months ended September 30, 2007, the Company recorded the $11.0 million settlement as a collection of $7.1 million of 2006 receivables and $3.9 million of 2007 receivables. The $3.9 million was recorded as revenue during the three months ended March 31, 2007 primarily for the reimbursement of restructuring costs incurred as a result of the termination of the contracts.

          Smallpox

In June 2007, the Company and the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, terminated by mutual consent their agreement to co-develop a next-generation, attenuated smallpox vaccine, LC16m8, for use in the United States and elsewhere. Under the terms of the termination agreement, VaxGen will transfer to Kaketsuken or its designee all reports, data and materials and all intellectual property rights that relate to conducting non-clinical and clinical development of LC16m8 in the U.S. In return, Kaketsuken has released VaxGen from all ongoing obligations.

          Restructurings

In January 2007, the Company restructured operations to significantly reduce operating costs and announced it was actively pursuing avenues to enhance stockholder value through a strategic transaction. The Company incurred restructuring costs associated with this plan of $2.6 million for employee termination benefits, $0.1 million related to the acceleration of stock options and $1.0 million of costs associated with the consolidation of its facilities in California. The majority of these costs were recovered from the U.S. government as part of the April 2007 settlement agreement. In May and September 2007, the Company further reduced its workforce to decrease operating costs. Restructuring costs relating to the May and September 2007 workforce reductions included employee termination and benefit costs.

All restructuring costs are expected to be paid by December 31, 2008. At September 30, 2007, $1.0 million of these costs were unpaid, included in accrued and other current liabilities and include the following:

	Balance as of December 31, 2006	Costs Incurred	Amounts Paid	Balance as of March 31, 2007

Workforce reduction	$—	$2,642	$(2,070)	$572
Consolidation of excess facilities and other	—	1,006	(746)	260

Total	$—	$3,648	$(2,816)	$832

	Balance as of March 31, 2007	Costs Incurred	Amounts Paid	Balance as of June 30, 2007

Workforce reduction	$572	$566	$(695)	$443
Consolidation of excess facilities and other	260	—	(260)	—

Total	$832	$566	$(955)	$443

	Balance as of June 30, 2007	Costs Incurred	Amounts Paid	Balance as of Sep. 30, 2007

Workforce reduction	$443	$1,092	$(583)	$952

7.	Private Placement Warrants

In February 2006, VaxGen raised net proceeds of $25.2 million through a private placement to a group of accredited institutional investors. In connection with this financing, VaxGen issued to the investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because VaxGen did not file all of its delinquent periodic reports with the SEC by September 30, 2006, the warrants became exercisable for an additional 349,994 shares of common stock, at a price of $9.24 per share. Because VaxGen again did not file all of its delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 349,994 shares of common stock, at a price of $9.24 per share.

8.	Executive Officer Compensation

In February 2007, the Board of Directors granted to executive officers options for 1,590,000 shares and implemented an option exchange program allowing executive officers to exchange old options for 714,700 shares for new options for 178,675 shares. All of the options were granted effective February 12, 2007 with an exercise price of $2.23 per share, the closing market price of one share of the Company’s common stock on that date. Each option will vest monthly on a pro-rata basis over one to four years. The Board also approved two potential retention bonus payments. During the three months ended September 30, 2007, the aggregate first retention bonus payment of $0.3 million was made to the executives who remained regular full-time employees in good standing through June 30, 2007. Additionally, a second cash bonus payment of the same amount will be made, conditioned upon certain terms, including that the executive remain a regular full-time employee in good standing through the completion of a strategic transaction.

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

The Company adopted FIN 48 on January 1, 2007 and in so doing, has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The implementation of FIN 48 did not have a material impact on the condensed consolidated financial statements and did not require an adjustment to accumulated deficit. The Company has an unrecognized tax benefit of approximately $1.2 million, which did not change significantly during the three or nine months ended September 30, 2007. If recognized, there would be no impact to the 2007 effective income tax rate due to the existence of the valuation allowance. In addition, future changes to the unrecognized tax benefits will have no impact on the effective tax rate to the extent that a valuation allowance exists.

Under special IRS rules, or Section 382 Limitation, cumulative stock purchases by material shareholders exceeding 50% during a 3-year period can potentially limit a company’s future use of net operating losses, or NOL’s. Under current tax rules, any Section 382 Limitation is not expected to significantly impact the recorded value or timing of utilization of the Company’s NOL’s.

The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as other expense in its condensed consolidated statement of operations. The amount of unrecognized tax related interest expense and penalties at January 1, 2007 was zero. The Company did not incur any income tax related interest income, interest expense or penalties for the three or nine months ended September 30, 2007.

As a result of significant changes to its financial statements, the Company has amended its U.S. federal and state returns for the tax years ended December 31, 2002 through 2005. These amendments will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company’s U.S. tax returns for 2002 and subsequent years remain subject to examination by tax authorities. The Company is also subject to examination in various state jurisdictions for 2002 and subsequent years.

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

The impact on consolidated results of operations of recording stock-based compensation for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Research and development	$162	$407	$883	$1,627
General and administrative	187	261	1,002	807

Total stock-based compensation	$349	$668	$1,885	$2,434

11.	Celltrion

VaxGen provides services to assist Celltrion with its operations under a Technical Support and Services Sub-Agreement. VaxGen is paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.2 million and $0.3 million of revenue from Celltrion during the three months ended September 30, 2007 and 2006, respectively; and $0.7 million and $1.3 million of revenue from Celltrion during the nine months ended September 30, 2007 and 2006, respectively.

In February 2006, Celltrion and VaxGen entered into an agreement, or Agreement to Provide U.S. GAAP Financial Information, whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of its independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen agreed to compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on September 30, 2007) per year and shall be subject to VaxGen’s approval. In March 2007, Celltrion and VaxGen amended the Technical Support and Services Sub-Agreement as well as the Agreement to Provide U.S. GAAP Financial Information to reflect a reduction in overhead rate on services performed from 90% to 40%. During the three and nine months ended September 30, 2007, the Company incurred zero and $1.2 million of expenses under these agreements, respectively. During the three and nine months ended September 30, 2006, the Company incurred $0.5 million and $1.9 million of expenses under these agreements, respectively.

VaxGen provided mammalian cell culture technology and biologics production expertise as its 2002 investment in Celltrion. VaxGen’s proportionate share of the investee’s undistributed losses was recorded as equity in loss of affiliate through July 1, 2006. Summarized selected financial information for the six months ended June 30, 2006, while the Company’s investment in Celltrion was accounted for under the equity method, was as follows (in thousands):

Operating expenses	$22,953

Loss from operations	(22,953)
Other expense	(2,825)

Net loss	$(25,778)

In 2007, the Company paid the final $2.4 million in fees due from the 2006 sale of substantially all of its remaining Celltrion common stock.

12.	Contingencies

If an executive officer’s employment with VaxGen is terminated without cause, or the executive resigns due to good reasons, as defined in their employment agreements, the executive would be entitled to receive as severance 12 months of their base salary and all of their outstanding unvested stock options would be accelerated and become immediately exercisable. If this occurs within 13 months of a change of control, as defined in their agreements, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis. As of September 30, 2007, the aggregate salary and bonus obligations under these circumstances would be $1.5 million.

On October 5, 2007, or Filing Date, the Company filed with the SEC a registration statement, or Registration Statement, under the Securities Exchange Act of 1933, as amended, or Securities Act, with respect to the Issuable Shares. The Company has agreed to use its best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC no later than 90 days after the Filing Date, (2) in the event of a review by the SEC, no later than 120 days after the Filing Date, the earlier of (1) and (2) is referred to as the Required Effective Date.

In the event of a default, the Company is required to pay as liquidated damages, for each 30-day period of a default, an amount in cash equal to 1% of the principal amount of the purchase price of the 2006 private placement until the applicable failure has been cured. The Company considers the likelihood of becoming obligated for such liquidated damages to be remote and accordingly no provision for their payment has been recorded. Should the Company become obligated to make payment of these liquidated damages, it could have a material adverse effect on its financial position and results of operations, particularly if the Company becomes obligated to make a payment in full for all liquidated damages potentially due and payable under these agreements.

The Company’s obligation to maintain the effectiveness of the Registration Statement ends upon the earlier to occur of (i) two years from the date of effectiveness of the Registration Statement, (ii) the date when all holders of Issuable Shares are eligible to sell such securities under Rule 144(k) promulgated under the Securities Act, (iii) the date when all securities registered under the Registration Statement have been sold and (iv) the date when all securities registered under the Registration Statement cease to be outstanding. The Company estimates that the maximum monthly amount of consideration that the Company could be required to pay as liquidated damages under these registration payment obligations is $0.3 million.

13.	Segment Information

Since July 1, 2005, the Company has operated in one business segment, the development of vaccines that immunize against infectious disease. All of VaxGen’s operating assets are located in the United States of America. Substantially all of VaxGen’s revenue has been derived from federal government contracts and grants, primarily from HHS, NIH and related entities.

14.	Subsequent Event

On October 11, 2007, the Company amended its lease agreement, dated October 26, 1998, or Lease Amendment. The Lease Amendment calls for the Company to relinquish occupancy of one of its two buildings subject to the lease, effective March 1, 2008. The Lease Amendment will reduce the Company’s lease obligations by $12 million over the remaining lease term, which runs through December 31, 2016. The Company paid a surrender fee to the landlord of $0.1 million. Under the Lease Amendment, the amount of the $2.35 million letter of credit delivered by the Company in favor of the landlord will be reduced by $0.95 million, with further reductions over the remaining term of the lease upon the achievement of financial benchmarks by the Company.

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

On August 6, 2004, we announced that we had received notification from Nasdaq that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. We became current again in our filing of reports with the SEC on October 4, 2007. Our common stock is currently quoted on the OTC Pink Sheets under the symbol VXGN.PK.

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

In November 2004, we were awarded a contract for $877.5 million to provide 75 million doses of our recombinant anthrax vaccine, or rPA102, to the U.S. government Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract. In November 2006, we received a clinical hold notification from the Food and Drug Administration, or FDA, that postponed the initiation of the second Phase 2 trial for rPA102. On December 19, 2006, the U.S. Department of Health and Human Services, or HHS, terminated for default the SNS Contract. HHS based the decision on its determination that we “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required us to initiate a clinical trial of the vaccine candidate by December 18, 2006. Following the HHS decision, we ceased actively developing rPA102, scaled back our biodefense activities and are actively pursuing strategic and other alternatives.

In December 2006, we announced the termination of the SNS Contract by HHS. As a result, we implemented a reduction in force, or RIF, in January 2007. The cash outflow of the January RIF was $2.8 million and $0.5 million during the three months ended March 31, 2007 and June 30, 2007, respectively, and $0.3 million thereafter. Beginning in April 2007, wage savings per month were $0.7 million and $0.2 million, respectively, for Research and Development, or R&D, and General and Administrative, or G&A. In addition, we did not renew an office space lease that expired at the end of May 2007. This lease, coupled with utilities and maintenance, reduced future expenses by $0.2 million per month.

In May 2007, we further reduced our workforce to decrease operating costs. The cash outflow of this RIF was $0.4 million during the three months ended June 30, 2007 and $0.2 million thereafter. This RIF mostly impacted R&D. Beginning in July 2007, additional wage savings were $0.1 million per month. The RIFs in January 2007 and May 2007 have reduced our cash disbursements by approximately $1.2 million to $1.4 million per month since June 30, 2007. We do not expect these savings to be materially offset by any anticipated increases in other expenses.

In June 2007, we terminated by mutual consent our agreement with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to co-develop a next-generation, attenuated smallpox vaccine, LC16m8, for use in the United States and elsewhere. Under the terms of the termination agreement, we transferred to Kaketsuken or its designee all reports, data and materials and all intellectual property rights that relate to conducting non-clinical and clinical development of LC16m8 in the U.S. In return, Kaketsuken has released us from all ongoing obligations.

In September 2007, we further reduced our workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $1.1 million. The cash outflow of this RIF was $0.3 million during the three months ended September 30, 2007 and is expected to be $0.6 million and $0.2 million during the three months ended December 31, 2007 and thereafter, respectively. Beginning in October 2007, additional expected wage savings are $0.3 million per month. We do not expect these savings to be materially offset by any anticipated increases in other expenses.

On October 11, 2007, we amended our lease agreement, dated October 26, 1998, or Lease Amendment. The Lease Amendment calls for us to relinquish occupancy of one of our two buildings subject to the lease, effective March 1, 2008. The Lease Amendment will reduce our lease obligations by $12 million over the remaining lease term, which runs through December 31, 2016. We paid a surrender fee to the landlord of $0.1 million. Under the Lease Amendment, the amount of the $2.35 million letter of credit we delivered in favor of the landlord will be reduced by $0.95 million, with further reductions over the remaining term of the lease upon our achievement of financial benchmarks.

Celltrion

For the six months ended June 30, 2006, our investment in Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea, was accounted for under the equity method. At June 30, 2006, our ownership interest in Celltrion was 8%. During June and December 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock. At December 31, 2006 and September 30, 2007, we held a nominal ownership interest in Celltrion.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Quarters and Nine Months Ended September 30, 2007 and 2006

                    Revenues

	Three Months Ended September 30,		Percent change 2007/2006	Nine Months Ended September 30,		Percent change 2007/2006

	2007	2006		2007	2006

	(in thousands)			(in thousands)
Revenues	$416	$2,356	(82)%	$4,798	$13,269	(64)%

Revenues prior to March 31, 2007 were primarily from our Anthrax Contracts principally reflecting work performed for NIAID and the reimbursement of restructuring costs incurred as a result of the termination of the Anthrax Contracts in December 2006. In 2007, NIAID-related activities decreased from the comparable period in the prior year as our work on the Anthrax contract ended in December 2006 and revenue for the three months ended March 31, 2007 was primarily related to the government’s reimbursement of our January 2007 restructuring costs incurred as a result of the termination of the contracts. Services revenues were also earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and construction of Celltrion’s manufacturing facility. VaxGen recognized $0.2 million and $0.3 million of revenue from Celltrion during the three months ended September 30, 2007 and 2006, respectively; and $0.7 million and $1.3 million of revenue from Celltrion during the nine months ended September 30, 2007 and 2006, respectively. The amounts earned vary with the level of services required. VaxGen also recognized $0.2 million of revenue from the sale of miscellaneous manufacturing by-products during the three months ended September 30, 2007.

Revenues earned in one period are not indicative of revenues to be earned in future periods. Following the HHS decision, we ceased actively developing our anthrax vaccine, scaled back our biodefense activities and are actively pursuing strategic and other alternatives; therefore, we expect revenues for the three months ended December 31, 2007 to primarily include revenues from Celltrion, which are not expected to be significant.

                    Research and development expenses

	Three Months Ended September 30,		Percent change 2007/2006	Nine Months Ended September 30,		Percent change 2007/2006

	2007	2006		2007	2006

	(in thousands)			(in thousands)
Research and development expenses	$4,125	$11,158	(63)%	$16,050	$39,128	(59)%

Research expenses, which are currently general facility maintenance in nature, include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. The decrease in research and development expenses in the three months ended September 30, 2007 over the comparable period in 2006 was primarily due to:

•

Facilities and other overhead costs, including allocations from general and administrative expense, which decreased by $4.6 million due to changes in the relative headcounts by department and reduced spending;

•	Outside consultant expenses, which decreased by $1.4 million primarily due to reduced activities related to our Anthrax Contracts; and

•

Labor and benefits, which decreased by $1.0 million primarily associated with the reductions in force in January and May 2007 as a result of overall reductions in activities related to our Anthrax Contracts.

The decrease in research and development expenses in the nine months ended September 30, 2007 over the comparable period in 2006 was primarily due to:

•

Labor and benefits, which decreased by $8.6 million primarily associated with the reductions in force in January and May 2007 as a result of overall reductions in activities related to our Anthrax Contracts;

•

Facilities and other overhead costs, including allocations from general and administrative expense, which decreased by $8.4 million due to changes in the relative headcounts by department and reduced spending; and

•	Outside consultant expenses, which decreased by $6.1 million primarily due to reduced activities related to our Anthrax Contracts.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of product candidate early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. Development timelines, probability of success and development costs vary widely. While we are currently not actively developing any product candidates, we anticipate that we will make determinations as to which new programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of future product candidates.

We expect quarterly research and development expenses to decrease during the three months ended December 31, 2007 because following the HHS decision we ceased actively developing our anthrax vaccine, scaled back our biodefense activities and are actively pursuing strategic and other alternatives.

                    General and administrative expenses

	Three Months Ended September 30,		Percent change 2007/2006	Nine Months Ended September 30,		Percent change 2007/2006

	2007	2006		2007	2006

	(in thousands)			(in thousands)
General and administrative expenses	$5,403	$6,496	(17)%	$16,778	$20,882	(20)%

General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The decrease in general and administrative expenses in the three months ended September 30, 2007 over the comparable period of 2006 was primarily due to:

•	Labor and benefits, which decreased by $1.3 million primarily associated with the reductions in force in January and May 2007;

•

Professional fees, which increased by $0.6 million due to audit and legal fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002; and

•	Outside consultant expenses, which decreased by $0.6 million primarily due to reduced activities associated with the reaudit of our prior year financial statements.

The decrease in general and administrative expenses in the nine months ended September 30, 2007 over the comparable period of 2006 was primarily due to:

•	Labor and benefits, which decreased by $4.0 million primarily associated with the reductions in force in January and May 2007;

•	Outside consultant expenses, which decreased by $1.8 million primarily due to reduced activities associated with the reaudit of our prior year financial statements;

•

Professional fees, which increased by $0.9 million due to audit and legal fees and expenses associated with our efforts to comply with various reporting and regulatory requirements including the Sarbanes-Oxley Act of 2002; and

•	Facilities and other overhead costs, net of allocations to research and development expense, which increased by $0.8 million due to changes in the relative headcounts by department.

We expect quarterly general and administrative expenses to decrease during the three months ended December 31, 2007 because following the HHS decision we scaled back activities and are actively pursuing strategic and other alternatives.

                    Restructuring expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(in thousands)		(in thousands)
Restructuring	$1,092	$—	$5,374	$—

During January, May and September 2007, we reduced our workforce to reduce operating costs. Restructuring costs include $4.4 million for employee termination benefits and $1.0 million for costs associated with consolidation of our facilities in California.

                    Other income (expense)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(in thousands)		(in thousands)
Interest expense	$(612)	$(613)	$(1,835)	$(1,857)
Interest income and other	1,163	981	3,682	1,432
Valuation adjustments	(201)	(195)	3,843	(1,658)
Equity in loss of affiliate	—	—	—	(5,290)
Gain on foreign currency transactions	—	—	—	4,678
Gain on sale of investment in affiliate	—	—	—	61,198

Other income, net	$350	$173	$5,690	$58,503

The decrease in other income for the three and nine months ended September 30, 2007 from the comparable period in 2006 was primarily due to:

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

•

For the three and six months ended June 30, 2006, we recognized our share of Celltrion’s losses under the equity method. We sold substantially all of our ownership interest in Celltrion during 2006 and accordingly, effective July 1, 2006, no longer account for it under the equity method;

•	Realized foreign currency gains in 2006 were primarily due to the collection of the June 2006 proceeds from the sale of Celltrion common stock; and

•

Gain on sale of investment in affiliate resulting from our June 2006 sale of 3.6 million of our Celltrion common stock for gross proceeds of $79.0 million, net of $11.8 million in basis, $4.9 million in expenses and the deferral of $1.1 million related to an option sold along with the shares.

We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances. Valuation adjustments will continue to be impacted by changes in our common stock price, our volatility and our expectations relative to a change in control. No changes in our debt levels are anticipated and therefore quarterly interest expense is expected to remain at the three months ended September 30, 2007 level throughout 2007.

As noted in Note 13, Segment Information, included in the notes to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report, we have only one segment.

LIQUIDITY AND CAPITAL RESOURCES

	2007	2006

	(in thousands)
As of September 30:
Cash, cash equivalents and investment securities	$77,320	$59,403
Working capital	70,054	57,625

Nine Months ended September 30:
Cash provided by (used in):
Operating activities	$(18,906)	$(57,572)
Investing activities	2,441	76,105
Financing activities	—	25,049

Our primary financing requirements as of September 30, 2007 are the funding of our reduced levels of facility maintenance and general administration because following the HHS decision we ceased actively developing rPA102, scaled back our biodefense activities and are actively pursuing strategic and other alternatives. Through December 31, 2006, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of the Notes, sales of our Celltrion common stock as well as through revenues from research contracts and grants.

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

During the year ended December 31, 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock. The Company’s basis in the shares sold in 2006 was $19.0 million. The Company incurred $7.3 million in fees and related expenses associated with the sale of this stock, resulting in a gain of $104.0 million. At December 31, 2006 and September 30, 2007, we held a nominal ownership interest in Celltrion.

As a result of the termination of our SNS Contract, we implemented a RIF in January 2007. The cash outflow of the January RIF was $2.8 million and $0.5 million during the three months ended March 31, 2007 and June 30, 2007, respectively, and $0.3 million thereafter. Beginning in April 2007, wage savings per month were $0.7 million and $0.2 million, respectively, for R&D and G&A. In addition, we did not renew an office space lease that expired at the end of May 2007. This lease, coupled with utilities and maintenance, reduced future expenses by $0.2 million per month.

In May 2007, we reduced our workforce to further lower operating costs. The cash outflow of this RIF was $0.4 million during the three months ended June 30, 2007 and $0.2 million thereafter. This RIF mostly impacted R&D. Beginning in July 2007, additional wage savings were $0.1 million per month. The RIFs in January 2007 and May 2007 have reduced our cash disbursements by approximately $1.2 million to $1.4 million per month since June 30, 2007. We do not expect these savings to be materially offset by any anticipated increases in other expenses.

In September 2007, we further reduced our workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. Estimated costs of the restructuring are $1.1 million. The cash outflow of this RIF was $0.3 million during the three months ended September 30, 2007 and is expected to be $0.6 million and $0.2 million during the three months ended December 31, 2007 and thereafter, respectively. Beginning in October 2007, additional expected wage savings are $0.3 million per month. We do not expect these savings to be materially offset by any anticipated increases in other expenses.

Net cash used in operating activities of $18.9 million and $57.6 million for the nine months ended September 30, 2007 and 2006, respectively, was primarily attributable to our operating losses although the effect of non-cash items upon operating activities was significant in both periods and included:

•

During the nine months ended September 30, 2006, we recognized our share of Celltrion’s losses under the equity method. We sold substantially all of our ownership interest in Celltrion during 2006 and accordingly effective July 1, 2006 no longer account for it under the equity method;

•	Stock-based compensation expense of $1.9 million in 2007 and $2.4 million in 2006. Both periods primarily reflect charges from the fair value of stock options; and

•	Valuation gain of $3.9 million in 2007 and valuation loss of $1.7 million in 2006, respectively, reflecting changes in the fair value of outstanding derivatives from the Notes.

The $61.2 million gain on the 2006 sale of 3.6 million shares of our investment in Celltrion was removed from operating activities and the net proceeds received are reflected in investing activities.

Cash used in operating activities was also affected by the following:

•

Prepaid expenses and other current assets, which decreased by $0.9 million in 2007 and increased by $1.3 million in 2006 primarily due to the timing of payments and the reduced level of operating activities;

•	Accounts payable, which decreased by $2.3 million in 2007 and by $5.8 million in 2006 primarily due to the timing of payments and the reduced level of operating activities;

•	Accrued and other current liabilities, which decreased by $0.5 million in 2007 and by $7.0 million in 2006 primarily due to the timing of payments and the reduced level of operating activities; and

•	Receivables, which decreased by $7.9 million in 2007 and increased by $5.5 million in 2006 primarily due to reduced revenues earned from the U.S. government and the timing of payments received.

Net cash provided by investing activities during the nine months ended September 30, 2006 consisted primarily of the $76.5 million in net proceeds from the 2006 sale of our Celltrion common stock net of activities relating to the purchase and sale of investment securities as well as capital expenditures. Capital expenditures in the nine months ended September 30, 2007 were minimal. During 2006, capital expenditures of $0.8 million were made in connection with the expansion of the research and development laboratories and leasehold improvements associated with the California manufacturing facility and office facilities. In addition, during the nine months ended September 30, 2006 we purchased $1.5 million of software related to the implementation of a new enterprise resource planning system. We expect minimal capital expenditures during the remainder of 2007 because the California manufacturing facilities are now substantially complete. Net cash provided by investing activities also includes net purchases and sales of securities. During the nine months ended September 30, 2007, we paid the final $2.4 million in fees due from the 2006 sale of substantially all of our remaining Celltrion common stock.

Net cash provided by our financing activities in the nine months ended September 30, 2006 was from our collection of net proceeds of $25.2 million through a private placement of 3.5 million shares of our common stock at $7.70 per share at a discount to the $9.20 per share closing price together with warrants to purchase up to 1.4 million shares of common stock at a price of $9.24 per share.

At September 30, 2007, $77.3 million, or 72%, of our assets consisted of cash, cash equivalents and investment securities. We had working capital of $70.1 million at September 30, 2007, compared to $57.6 million at September 30, 2006. This increase in working capital is primarily due to the net proceeds from the 2006 sale of our Celltrion common stock and the following:

•	Receivables, which decreased by $8.8 million primarily due to reduced revenues earned from the U.S. government and the collection of amounts due from them;

•	Accounts payable, which decreased by $1.9 million primarily as a result of reduced operations; and

•	Accrued and other current liabilities, which decreased by $2.6 million primarily due to the timing of payments and as a result of reduced operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Interest Rate Risk

We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At September 30, 2007, we held available-for-sale securities in the principal amount of $20.7 million. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

          Indebtedness

At September 30, 2007, our outstanding non-current liabilities include $31.5 million of our Notes due April 1, 2010 which we sold in a private placement in April 2005. As the Notes bear interest at a fixed rate, our interest expense under the Notes would not be affected by interest rate changes. As of September 30, 2007, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

          Derivative Valuation Risk

The terms of our Notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other expense of $0.2 million and income of $3.8 million for the three and nine months ended September 30, 2007, respectively. At September 30, 2007, the embedded derivative liability was valued at $4.4 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. A change in probability of a triggering event and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Background

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006, which we refer to as our 2006 10-K, we identified material weaknesses which are listed below under the heading “Material Weaknesses Reported in 2006.” A material weakness is a control deficiency in our internal control over financial reporting, or ICFR, or a combination of control deficiencies in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have implemented, and will continue to implement and evaluate remediation measures and improvements to the overall design of our control environment, as described below, to address the material weaknesses in our ICFR. We believe the remediation measures described below have strengthened our ICFR. As we are able to evaluate the effectiveness of these remedial measures over a sufficient period of time, we would expect that the remaining material weaknesses identified in section IV below would be remediated.

This report is presented in the following sections:

I.	Management’s Conclusion

II.	Materials Weaknesses Reported in 2006

III.	Remediation of Material Weaknesses Reported in 2006

IV.	Ongoing Remediation Initiatives

V.	Other Information

I. Management’s Conclusion

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports which we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms. Based upon the material weaknesses in our ICFR as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, or SOX, are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in ICFR, referred to in the certifications. Those certifications should be read in conjunction with this Item 4 for a complete understanding of the matters covered by the certifications.

II. Material Weaknesses Reported in 2006

As described in Item 9A of our 2006 10-K, we previously identified the following material weaknesses:

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

b)

We did not maintain effective financial reporting processes, including sufficient formalized and consistent finance and accounting polices and procedures; nor did we prevent or detect instances of non-compliance with existing policies and procedures that do exist. Specifically, we lacked formalized reporting policies and procedures.

c)

We did not maintain effective monitoring controls and related segregation of duties over automated and manual transactions processes. Specifically, we failed to implement processes to ensure periodic monitoring of our existing internal control activities over financial reporting to identify and assess significant risk that may impact financial statements and related disclosures. Additionally, inadequate segregation of duties led to untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective supervision and reviews.

The above control deficiencies resulted in audit adjustments to our 2006 interim and annual consolidated financial statements. These control deficiencies affect substantially all financial statement accounts, which could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

2)	The material weaknesses in our control environment contributed to the existence of the following control deficiencies, each of which was considered to be a material weakness:

a)

We did not maintain effective controls over our process to ensure the complete, accurate and timely preparation and review of our consolidated financial statements in accordance with GAAP. Specifically, we did not have effective controls over the process for identifying, accumulating and reviewing all required supporting information to ensure the completeness, accuracy and timely preparation and review of our consolidated financial statements and disclosures. This control deficiency resulted in audit adjustments to our 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

b)

We did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries. This control deficiency resulted in audit adjustments to our 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

c)

We did not maintain effective controls over the procurement process. Specifically, effective controls were not in place over the approval of new vendors, authorization of purchase orders, including categorization of appropriate expense line items, the receipt of goods and the approval and authorization of vendor payments. This control deficiency could result in a misstatement of current liabilities and operating expenses that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

d)

We did not maintain effective controls over the completeness and accuracy of certain revenue and expense accruals. Specifically, we failed to identify, analyze and review certain accruals at period end relating to certain accounts receivable, accounts payable, accrued liabilities, revenue and other direct expenses to ensure that they were accurately, completely and properly recorded. This control deficiency resulted in audit adjustments to our 2006 interim and consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

e)

We did not maintain effective controls over the existence, completeness and valuation of fixed assets and related depreciation expense. Specifically, effective controls were not designed and in place to ensure that fixed asset additions and disposals were recorded, as well as, the periodic physical verification of fixed assets. This control deficiency resulted in audit adjustments to our 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of fixed assets and depreciation expense that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

f)

We did not maintain effective controls over spreadsheets. Specifically, we did not maintain effective controls over the completeness, accuracy and validity of spreadsheets used in our financial reporting process to maintain effective version control and ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented. This control deficiency resulted in audit adjustments to our 2006 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

We have made certain changes and are in the process of making additional changes and improvements to the overall design of our control environment to address the material weaknesses in ICFR described above. The Audit Committee has reviewed and approved management’s remediation plans for establishing and maintaining adequate ICFR. Management reports on its progress on implementing improvements to the Audit Committee at least quarterly.

During 2007, we have implemented remediation measures as described below under section III “Remediation of Material Weaknesses Reported in 2006” and have implemented and plan to continue to implement, the specific initiatives described below under section IV “Ongoing Remediation Initiatives.” In addition, management and financial consultants undertook and completed reconciliations, analyses and detailed reviews of the financial statements and supporting documentation in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the periods presented in accordance with GAAP.

III. Remediation of Material Weaknesses Reported in 2006

As of September 30, 2007, we believe we have effectively remediated the following material weaknesses in ICFR that were included in “Management’s Report on Internal Control over Financial Reporting” in Item 9A of our 2006 10-K (the numerical and alphabetical references correspond to section II above):

a)

We did not maintain an effective control environment based on criteria established in Internal Control-Integrated Framework issued by COSO – We implemented control processes to address and remediate the material weakness reported in 2006 related to our organizational structure. The Chief Financial Officer, with assistance from his senior financial staff and outside consultants, has reviewed and will continue to review and adapt the overall design of our financial reporting organizational structure, including the roles and responsibilities of each functional group within the Company, to ensure that we have a sufficient compliment of personnel with knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. Our activities to address and remediate the material weakness in this area included:

i)

Retaining the services of outside consultants with relevant accounting experience, skills and knowledge in the application of GAAP, working under the supervision and direction of our management, to supplement our existing finance personnel. In addition, we retained well-qualified consultants to fill open senior financial compliance and internal audit positions. We plan to continue to supplement our staff with accounting, compliance and internal audit personnel, with relevant accounting experience, skills and knowledge in the application of GAAP and SOX, as required.

ii)

Hiring an experienced Vice President of Finance in December 2006 who was subsequently replaced by an experienced consultant in September 2007, whose responsibilities include overseeing the corporate accounting and SEC external financial reporting functions.

	iii)	Sending accounting staff for relevant financial and accounting training as deemed necessary and continuing to evaluate and execute on any needs for continuing education.

	iv)	Completing job performance evaluations and determining areas for ongoing performance improvement and staff training needs.

c)	We did not maintain effective controls over the procurement process.

	i)	Senior level managers verify that invoices are properly coded and supported, and that services or goods are received prior to payment.

ii)

An approved vendor change request form is utilized to initiate any new vendors or update existing vendor information. In conjunction with remedial efforts under 1c above, system privileges were analyzed and modified to ensure proper segregation exists relating to vendor creation or modification. In conjunction with the monthly open purchase order review (2d above), vendors without an open purchase order are automatically closed in the financial system.

iii)

We utilize the accounting system’s purchase order routing feature to ensure all purchases are properly authorized. Additionally, the accounting system requires goods or services to be flagged as received and three or two-way matched prior to releasing an invoice for payment.

	iv)	A review of all purchase orders without an approved purchase requisition is performed monthly to ensure proper approval.

	v)	All checks over a specified dollar limit are signed by two members of management and all check registers are properly approved.

	vi)	All wire transfers are approved on our online banking system by executive management.

	vii)	Check signing and wire transfer authorization privileges are properly segregated.

e)	We did not maintain effective controls over the existence, completeness and valuation of fixed assets and related depreciation expense.

	i.	All journal entries associated with fixed asset additions, disposals or related depreciation are properly completed, supported and approved by senior management.

ii.

A quarterly roll-forward of fixed asset additions, disposals and related depreciation expenses is prepared and reconciled to the general ledger fixed asset accounts to ensure completeness and accuracy of the recorded fixed assets. The fixed asset reconciliations are reviewed and approved by senior management.

iii.

Fixed assets are physically verified on an annual basis, such that all assets greater than a specified dollar limit are physically counted every two years. The last physical count of all assets with a net book value greater than a specified dollar limit was performed in September 2007. The physical count procedures and results are reviewed and approved by senior financial management and the Chief Financial Officer.

g)	We did not design and maintain effective controls over the completeness, accuracy and valuation of our payroll and payroll expense.

	i.	All employee changes are documented in an approved personnel action request form.

	ii.	Changes in salary and bonus payouts are approved by the Chief Executive Officer and the Chief Financial Officer.

	iii.	All employee data and salary changes are reconciled quarterly to data in the employee master file within our accounting system as well as our payroll database to ensure accuracy and validity.

iv.

A monthly and quarterly reconciliation of the payroll per the service provider is reconciled to the general ledger payroll accounts to ensure completeness and accuracy of processing. These reconciliations are reviewed and approved by senior management.

IV. Ongoing Remediation Initiatives

To remediate the material weaknesses related to the control environment and certain process controls, we have begun implementing new and enhanced internal controls in a number of areas designed to remediate the material weaknesses identified and to strengthen our ICFR. To the extent that these measures have been implemented, they have yet to operate for a sufficient period of time. These measures include the following (the numerical and alphabetical references correspond to section II above):

1b)

We did not maintain effective financial reporting processes, including sufficient formalized and consistent finance and accounting polices and procedures; nor did we prevent or detect instances of non-compliance with certain such policies and procedures that do exist.

	i.	A training program was developed and implemented in August 2007 to ensure employees understand the importance of ICFR.

ii.

Our financial policies and procedures were reviewed for completeness, accuracy and adequacy and updated as necessary. Financial personnel were provided with the policies and procedures and instructed to comply with the updated policies and procedures in the performance of their duties.

	iii.	A quarterly communication and certification plan was implemented to ensure internal controls over financial reporting are updated, as appropriate.

	iv.	A quarterly certification program was implemented to monitor employee’s compliance with financial policies and procedures.

v.

The Chief Financial Officer and Board of Directors reviews monthly and quarterly cash projections and actual results, prepared by senior finance management, to monitor the cash resources and expenditures of the Company.

1c)	We did not maintain effective monitoring controls and related segregation of duties over automated and manual transaction processes.

	i.	All system access privileges were analyzed and changes made as appropriate to ensure proper segregation exists within the accounting system.

	ii.	All required system changes were documented and properly approved by the most senior person in the affected department as well as by Information Technology staff.

iii.

An analysis of manual procedures was performed in September 2007 and continues to be monitored. Appropriate changes were made to duties and responsibilities to strengthen the effectiveness of our segregation of duties within the accounting and finance department. Training was provided to finance team members on their new duties to ensure proper understanding and application.

2a)	We did not maintain effective controls over our process to ensure the complete, accurate and timely preparation and review of our consolidated financial statements in accordance with GAAP.

i.

We have retained and intend to continue to retain the services of outside consultants with relevant accounting experience, skills and knowledge in the application of GAAP, working under the supervision and direction of our management, to supplement our existing corporate accounting and financial reporting personnel.

	ii.	Management and financial consultants review support for financial results and financial statement disclosures.

	iii.	Checklists are completed to ensure preparation and review procedures related to our external SEC financial reporting processes are properly completed and documented.

2b)

We did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries.

	i.	Journal entries are reviewed for proper coding and supporting documentation and approved by appropriate levels of management in a timely manner.

	ii.	Approved journal entries are reconciled against posted journal entries to ensure completeness and accuracy.

2d)	We did not maintain effective controls over the completeness and accuracy of certain revenue and expense accruals.

	i.	Appropriate finance staff review and approve the monthly accrual listings to ensure completeness and accuracy.

	ii.	The monthly accrued paid time off reconciliation is reviewed and approved by senior management.

	iii.	Vendor invoices are reviewed and approved to ensure they are recorded or accrued in the proper period.

2f)	We did not maintain effective controls over spreadsheets.

i.

During August 2007, a checklist of all spreadsheets was prepared and the spreadsheets were reviewed and analyzed to determine the level of controls necessary based upon the spreadsheet’s use and complexity.

	ii.	Access controls and back-up procedures have been implemented over all high and moderate risk spreadsheets.

	iii.	The formulas within high and moderate risk spreadsheets are checked annually to ensure the accuracy of the information generated by the spreadsheets. This check was last performed during August 2007.

V. Other Information

          Changes in Internal Control over Financial Reporting

The discussion above under section III, “Remediation of Material Weaknesses Reported in 2006,” and under section IV, “Ongoing Remediation Initiatives,” includes a description of the material changes to our ICFR during 2007 that materially affected, or are reasonably likely to materially affect, our ICFR.

          Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our ICFR will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

As a result of our failure to make timely filings of financial statements, we were delisted from Nasdaq, and our common stock is not currently listed on another national stock exchange. We have completed all necessary filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act; we have not yet applied for our common stock to be listed on a national exchange. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet Nasdaq’s or another exchange’s initial listing criteria, and we believe we will need to be in compliance with Sections 13 and 15(d) of the Exchange Act. Our common stock is currently quoted on the Pink Sheets, LLC.

Our business to date has been largely dependent on the success of rPA102, which was the subject the SNS Contract that was terminated in December 2006. Although we ceased active development of rPA102 and have reduced our workforce, we may be unable to successfully manage our remaining resources, including available cash, while we seek to identify and complete a strategic transaction.

We discontinued clinical development of rPA102 after HHS terminated our SNS Contract. In addition, in June 2007 we terminated our contract with Kaketsuken to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions. During the three quarter periods ended September 30, 2007, we incurred charges associated with our restructuring activities of approximately $5.4 million, which includes employee severance costs of $4.4 million and facilities-related and other expenses of $1.0 million. As a result of the termination of our SNS Contract, we are evaluating strategic alternatives and have retained Lazard Ltd. to act as our advisor in this process. We cannot predict whether we be able to identify an appropriate strategic alternative which will either provide us with a pipeline or return value to our shareholders on a timely basis or at all. We also cannot predict whether any such transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs.

If we fail to manage successfully any company or product acquisitions, joint ventures or in-licensed product candidates, we may be limited in our ability to develop our product candidates and to rebuild our product candidate pipeline.

Our prior product development programs were initiated through in-licensing or collaborative arrangements. These collaborations include licensing proprietary technology from, and other relationships with, biotechnology companies and government research institutes and organizations. As part of our business strategy, we intend to continue to expand our product pipeline and capabilities through company or product acquisitions, merging or in-licensing.

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

If we fail to cause our registration statement to be declared effective in accordance with agreements we have made in connection with the 2006 private placement of our common stock, or to remain effective, we may be subject to liquidated damages or liability for breach of contract. *

In February 2006, we raised gross proceeds of $26.95 million through a private placement of our common stock and warrants exercisable for common stock. We agreed to register under the Securities Act the shares of our common stock sold in this transaction, and the shares of common stock issuable upon exercise of the warrants. On October 5, 2007, we filed a registration statement for these shares. We agreed to use our best efforts to cause the registration statement to become effective in no event later than 120 days after the filing of such registration statement. We have also made other customary agreements regarding such registrations, including matters relating to indemnification, maintenance of the registration statement, payment of expenses and compliance with state “blue sky” laws. We may be liable for liquidated damages to each holder of shares sold in the private placement if the registration statement is not declared effective by the SEC on or prior to 120 days from filing; or if the registration statement (after being declared effective) ceases to be effective in a manner that violates such agreements. In this case, we may be required to pay liquidated damages. Should we become obligated to make payment of these liquidated damages, it could have a material adverse effect on our financial position and our results of operations, particularly if we become obligated to make a payment in full for all liquidated damages potentially due and payable under these agreements.

Our internal controls may be insufficient to ensure timely and reliable financial information.

We believe we need to correct deficiencies in our internal controls and procedures for financial reporting. Because of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Item 4 of this Quarterly Report, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, March 31, 2007, June 30, 2007 or September 30, 2007, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information. Additionally, if we fail to have effective internal controls and procedures for financial reporting in place, it could adversely affect our ability to comply with financial reporting requirements under future government contracts.

We may need to raise additional capital to support our operations and in order to continue as a going concern if we successfully complete a strategic transaction. *

Absent a strategic transaction, we believe that our existing cash, cash equivalents and securities available-for-sale as of September 30, 2007 will be sufficient to meet our projected operating requirements through at least December 31, 2008. In addition to our workforce reductions and the termination of our rPA102 and smallpox development activities, we have announced that we are exploring strategic alternatives. We may not successfully identify or implement any of these alternatives, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. Our restructuring measures implemented to date and any proposed strategic alternatives may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock thereby limiting our ability to raise additional funds.

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

As a result of the reductions in our workforce that we announced in January, May and September 2007, we may not be successful in retaining key employees and in attracting qualified new employees as required in the future. If we are unable to retain our management, scientific staff and scientific advisors or to attract additional qualified personnel, our ability to rebuild our business will be seriously jeopardized. *

In January 2007, we implemented a restructuring resulting in the reduction of our workforce by approximately 51%. In May 2007, we announced the discontinuation of any further development activities with respect to rPA102 and a corporate restructuring plan that included a reduction in our workforce to fewer than 70 employees. In September 2007, we further reduced our workforce to fewer than 30 employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may experience further reductions in force due to voluntary employee resignations and a diminished ability to recruit new employees. We may be unable to attract or retain key personnel on acceptable terms, if at all.

If we fail to meet our obligations under the 5 1/2% Convertible Senior Subordinated Notes due 2010, or Notes, our payment obligations may be accelerated.

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

We may incur significant additional indebtedness in the future to fund our continued operations or future acquisitions. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase. We may be required to repurchase the Notes if certain change-in-control events occur.

We have only a limited operating history and we expect to continue to generate operating losses. *

To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At September 30, 2007, we had an accumulated deficit of $238 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

Biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products, including vaccines used to fight bioterrorism, are still evolving. If we are unable to successfully develop and test product candidates in accordance with such requirements, our business will suffer.

We are subject to rigorous and extensive regulation by the FDA and comparable foreign regulatory authorities for any product candidates we may develop. In the United States, our potential product candidates would likely be regulated by the FDA as biological drug products, known as Biologics. In order to obtain approval from the FDA to market our product candidates, we will be required to submit to the FDA a Biologics License Application, or BLA, which must include both preclinical and clinical trial data as prescribed by the FDA’s current regulatory criteria, as well as extensive data regarding the manufacturing procedures and processes for the product candidates. Ordinarily, the FDA requires a sponsor to support a BLA application with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 efficacy trials conducted in patients with the disease or condition being targeted.

We cannot predict whether we will obtain regulatory approval for any product candidates pursuant to these provisions. We may fail to obtain approval from the FDA or foreign regulatory authorities, or experience delays in obtaining such approvals, due to varying interpretations of data or failure to satisfy current safety, efficacy and quality control requirements. Further, our business is subject to substantial risk because the FDA’s current policies may change suddenly and unpredictably and in ways that could impair our ability to obtain regulatory approval of product candidates. We cannot guarantee that the FDA will approve product candidates on a timely basis or at all.

Delays in successfully completing any clinical trials we may conduct could jeopardize our ability to obtain regulatory approval or market our potential product candidates on a timely basis.

If we resume development of any potential product candidates, our business prospects may depend on our ability to complete patient enrollment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize our product candidates. Product development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our non-clinical studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a product candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or other regulatory body. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. Completion of any clinical trials we may commence, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

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

If we fail to comply with extensive regulations enforced by domestic and foreign regulatory authorities both before and after we obtain approval of our future product candidates, the commercialization of our future product candidates could be prevented, delayed or suspended.

Product candidates are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. Our potential product candidates have not received required regulatory approval from the FDA to be commercially marketed and sold in the United States. Our future product candidates have not received required regulatory approval from foreign regulatory agencies to be commercially marketed and sold. The process of obtaining and complying with FDA, other governmental and foreign regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense exerted, regulatory approval is never guaranteed.

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

The manufacturing methods, equipment and processes used by us and any future subcontractors must comply with the FDA’s current Good Manufacturing Practices, or cGMP, regulations. The cGMP requirements govern, among other things, recordkeeping, production processes and controls, personnel and quality control. The FDA must approve the facilities used to manufacture our products before they can be used to commercially manufacture our vaccine products and these facilities are subject to ongoing and periodic inspections. If we or our subcontractors fail to comply with cGMP requirements, or fail to pass a pre-approval inspection of our manufacturing facility, we may not receive regulatory approval for any future product candidates. In addition, preparing a manufacturing facility for commercial manufacturing may involve unanticipated delays and the costs of complying with the cGMP regulations may be significant. Any material changes we make to our manufacturing processes after we obtain approval of a product may require approval by the FDA, state or foreign regulatory authorities.

Our future product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.

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

•

any patents issued to us or licensed from the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, or other parties, or that we may license in the future, if any, will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

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

Our competitors are developing product candidates which could compete with those we may develop in the future. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that:

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

          Risks Related to our Common Stock

Our stockholders could experience substantial dilution as a result of the issuance of additional shares of common or preferred stock.

Our Board of Directors has the authority to establish the designation of almost 20,000,000 shares of preferred stock that are convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. In February 2006, we raised net proceeds of $25.2 million through a private placement of 3.5 million shares of common stock at $7.70 per share to a group of accredited institutional investors. We also issued to the investors five-year warrants initially exercisable to purchase 699,996 shares of common stock at an exercise price of $9.24 per share. Because we did not file all of our delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 699,988 shares of common stock, at a price of $9.24 per share. We may raise additional funds through public or private offerings of our preferred stock or our common stock, or through issuance of debt securities that are convertible into shares of our common stock. The issuance of additional shares of our common stock, or conversion of preferred stock or debt securities into shares of common stock, would further dilute the percentage ownership of our stockholders.

Shares of our common stock eligible for future sale may adversely affect the market for our common stock.

Shares of our common stock issued in a private placement February 2006 are being registered for resale under a registration statement filed with the SEC. In addition, pursuant to Rule 144, generally, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two year holding period, such as certain of those stockholders who purchased shares of our common stock in our November 2004 private placement or Notes convertible into shares of our common stock in our 2005 private placement of the Notes. Any substantial sale of our common stock under effective resale registration statements or pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Our stock price is likely to be volatile. *

Currently, our common stock is traded OTC and is quoted on the OTC Pink Sheets LLC. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and September 30, 2007, the closing price of our common stock, as quoted on the Pink Sheets, has ranged from a high of $18.55 per share to a low of $1.24 per share.

Our stock price could continue to be subject to wide fluctuations in response to a variety of factors, including:

•	timing and consistency of filing financial statements;

•	announcements or speculation about any strategic transactions we may enter into;

•	failure to win future government contracts and government activities relating to prior contracts;

•	adverse results or delays in clinical trials;

•	delays in our product development efforts;

•	real or perceived safety issues with any of our product candidates;

•	failure to obtain or maintain required regulatory approvals;

•	changes in financial estimates by securities analysts and our failure to meet or exceed such estimates;

•	rumors about our business prospects, product development efforts or the progress, timing and completion of our clinical trials;

•	new products or services offered by us or our competitors or announcements relating to product developments by our competitors;

•	issuances of debt or equity securities;

•	issuances of securities or the expectation of the issuance of securities as part of a merger or other strategic transaction;

•	actual or expected sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants; and

•	other events or factors, many of which are beyond our control.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

          (a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1	VaxGen, Inc. Severance Benefit Plan, dated August 1, 2007	8-K	0-26483	August 7, 2007	10.1

31.1	Certification of Chief Executive Officer	10-Q				X

31.2	Certification of Principal Financial Officer	10-Q				X

32.1	Section 1350 Certification	10-Q				X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.

Dated: November 8, 2007	By: /s/ James P. Panek

James P. Panek
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2007	By: /s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Chief Financial Officer
(Principal Financial Officer)