Form 10-K
period 2007-12-31
VAXGEN INC
filed 2008-03-18
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the registrant’s stock held by non-affiliates of the registrant on June 30, 2007 was $37.6 million. *
The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 29, 2008 was 33,106,523.
* Excludes 9,586,754 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

PART I
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which are subject to the “safe harbor” created by those sections. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in Item 1A. — Risk Factors herein. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments. When used in this report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen, Inc., or VaxGen.
Item 1. Business
The Company
VaxGen is a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the treatment of human disease. We were incorporated in 1995 and formed to complete the development of an investigational recombinant protein vaccine intended to prevent infection by human immunodeficiency virus. In 2002, we broadened our product development portfolio to also include biodefense vaccines.
On August 6, 2004, we announced that we had received notification from the Nasdaq National Market, now the Nasdaq Global Market, or Nasdaq, that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. We became current again in our filing of reports with the Securities and Exchange Commission, or SEC, on October 4, 2007, upon filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. At December 31, 2007, our common stock was traded over the counter, or OTC, and quoted on the Pink Sheets under the symbol VXGN.PK. On March 13, 2008, our common stock began trading on the OTC Bulletin Board under the symbol VXGN.OB.
In November 2004, we were awarded a contract for $877.5 million to provide 75 million doses of our recombinant anthrax vaccine, or rPA102, to the U.S. government Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract. In November 2006, we received a clinical hold notification from the Food and Drug Administration, or FDA, which postponed the initiation of the second Phase 2 trial for rPA102. On December 19, 2006, the U.S. Department of Health and Human Services, or HHS, terminated for default the SNS Contract. HHS based the decision on its determination that we “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required us to initiate a clinical trial of the vaccine candidate by December 18, 2006. Following the HHS decision, we ceased actively developing rPA102, scaled back our biodefense activities and began pursuing strategic and other alternatives.
Following the termination of the SNS Contract by HHS, we implemented a reduction in force, or RIF, in January 2007. In addition, we did not renew an office space lease that expired at the end of May 2007. In May 2007, we further reduced our workforce to decrease operating costs, which mostly impacted Research and Development.
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
In October 2007, we amended our lease agreement dated October 26, 1998, or Lease Amendment. The Lease Amendment calls for us to relinquish occupancy of one of our two buildings subject to the lease, effective March 1, 2008. The Lease Amendment will reduce our lease obligations by $12.2 million over the remaining lease term, which runs through December 31, 2016. We paid a surrender fee to the landlord of $0.1 million. Under the Lease Amendment, the amount of the $2.4 million letter of credit we delivered in favor of the landlord was reduced by $1.0 million, with further reductions over the remaining term of the lease upon our achievement of financial benchmarks.

In November 2007, we entered into an Agreement and Plan of Merger, as amended in December 2007 and February 2008, or Merger Agreement, with Raven biotechnologies, inc., or Raven. Raven is a private, development stage biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody-based products for the treatment of cancer.  Upon the terms and subject to the conditions set forth in the Merger Agreement, we will issue, and holders of Raven Series D preferred stock will receive, approximately 32 million shares of our common stock (subject to adjustment in certain conditions as described in the Merger Agreement), such that following the consummation of the transactions contemplated by the Merger Agreement, our current stockholders will own approximately 50.9% of the combined company and current Raven Series D preferred stockholders will own approximately 49.1% of the combined company. The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Code. The merger is subject to customary closing conditions, including approval by our stockholders. A special meeting of our stockholders has been called for March 28, 2008 to vote on, among other things, a proposal to approve the issuance of our shares in the proposed merger.  If approved by stockholders, the merger is expected to close in early April 2008.
Because our stockholders will own approximately 50.9% of the voting stock of the combined company after the merger and have four out of seven Board seats, we expect to be the acquiring company for accounting purposes in accordance with accounting principles generally accepted in the United States. Accordingly, the assets and liabilities of Raven will be recorded as of the merger closing date at their estimated fair values.
See Subsequent Events in Note 15 to the Consolidated Financial Statements for information regarding events occurring after December 31, 2007.
Celltrion
Celltrion, Inc., or Celltrion, is a development stage biologics manufacturing company incorporated on February 26, 2002. Since that date, its principal activities have consisted of design, construction and operation of a manufacturing facility in Incheon, Republic of Korea, and partially funding the construction of our U.S. biopharmaceutical manufacturing facility, as well as raising capital and recruiting scientific and management personnel.
As a part of the initial capitalization of Celltrion and as part of the Celltrion joint venture agreement we signed with various Korean entities, including Nexol Co., Ltd., or Nexol, we made an in-kind contribution to Celltrion of the license and sub-license of certain cell-culture technology used for the manufacture of pharmaceutical products. We received 7.8 million shares of Celltrion’s common stock for this contribution, representing approximately 48% of the then-outstanding shares. During 2004, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (as revised) — an interpretation of ARB No. 51, or FIN 46R, and determined that Celltrion was a variable interest entity from its inception in the first quarter of 2002 and that we were its primary beneficiary. Accordingly, our Consolidated Financial Statements include the results of Celltrion as a variable interest entity, effective January 1, 2004. Prior to January 1, 2004 and our implementation of the consolidation provisions within FIN 46R, we had reflected our investment in Celltrion in our Consolidated Financial Statements using the equity method. All comparative financial data included in this report for periods prior to January 1, 2004 reflects our accounting for Celltrion as an equity method investee and consolidates the accounts of Celltrion from January 1, 2004 through June 30, 2005.
In September 2005, we entered into agreements to sell 1.2 million of our shares in Celltrion to a group of Korean investors and raise $15.1 million in gross proceeds. Nexol purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from our consolidated financial statements; therefore, from July 1, 2005 through June 30, 2006, our investment in Celltrion was again accounted for under the equity method.
During June and December 2006, we received aggregate gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock to Nexol and affiliates of Nexol. As a result, we were no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and beginning July 1, 2006, we accounted for our investment in Celltrion under the cost method. At December 31, 2007 and 2006, we held a nominal ownership interest in Celltrion.
Manufacturing
As of the date of this report, we occupy approximately 20,000 square feet dedicated to biologics manufacturing within a 65,000 square-foot facility in South San Francisco, California. The remainder of this facility is used for laboratories, office and expansion space. We lease this facility from third parties, and we are the sole occupants. The facility was designed for the flexible manufacture of biopharmaceutical products including those grown in bacteria, as well as products produced in mammalian cell culture, such as monoclonal antibody therapeutic products. As a result of the proposed merger with Raven, we have determined that it is not economical to retain the facility and are exploring alternatives, including the sale of the facility.
Government Regulation
Facilities used to manufacture biological drug products, known as Biologics, are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA’s current Good Manufacturing Practices, regulations and general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or effectiveness of the product occur following approval.

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote Biologics, which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. The FDA has very broad enforcement authority and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing correction of deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions. Foreign regulatory bodies also strictly enforce these and other regulatory requirements.
Recent Financial and Accounting Developments
In 2004, we were unable to file on a timely basis all required financial statements with the SEC. Certain information contained in our previously filed Annual Reports on Form 10-K for the years ended December 31, 2003, 2002 and 2001, including our financial statements contained therein, was not accurate and has been superseded by our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2003, or Amendment No. 1, which we filed with the SEC on September 26, 2006. We believe there has been no misconduct associated with our failure to file financial statements in a timely manner. We believe that the actions of our management and directors in this regard have been dictated solely by our desire to file financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP.
On August 6, 2004, we announced that we had received notification from the Nasdaq Listing Qualifications Panel, or Nasdaq Panel, that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004. The Nasdaq Panel’s decision to delist our stock was based on our filing delinquency and our determination that previously filed financial statements for the years ended December 31, 2003, 2002 and 2001 should not be relied upon.
We filed Amendment No. 1 primarily to restate our consolidated balance sheets at December 31, 2003 and 2002 and the results of operations and of cash flows for each of the three years in the period ended December 31, 2003. We filed our Quarterly Reports on Form 10-Q for the first three quarters of the year ended December 31, 2004 and our Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC on February 7, 2007. We filed our Quarterly Reports on Form 10-Q for the first three quarters of the year ended December 31, 2005 and our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC on May 31, 2007. We filed our Quarterly Reports on Form 10-Q for the first three quarters of the year ended December 31, 2006 and our Annual Report on Form 10-K for the year ended December 31, 2006 with the SEC on August 30, 2007. We filed our Quarterly Reports on Form 10-Q for the quarters ended March 31and June 30, 2007 with the SEC on September 20, 2007 and October 4, 2007, respectively; which made us current on our required SEC filings. As of the date of this report, we remain current on our required SEC filings.
At December 31, 2007, our common stock was quoted on the Pink Sheets under the symbol VXGN.PK. We may apply for listing on Nasdaq or on another national exchange in the future. We cannot give any assurance that we will be able to file an application for listing in a timely manner, or that Nasdaq or any other exchange will approve our listing application in a timely manner, if at all, when filed. To be eligible for listing we must meet Nasdaq’s, or another exchange’s, initial listing criteria, including a minimum per share price.
Employees
As of December 31, 2006, we had 216 employees. In January 2007, we implemented a restructuring resulting in the reduction of our workforce by approximately 51%. In May 2007, we announced the discontinuation of any further development activities with respect to rPA102 and a corporate restructuring plan that included a reduction in our workforce to fewer than 70 employees. In September 2007, we further reduced our workforce to fewer than 30 employees. As of December 31, 2007, we had 28 employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may experience further reductions in force due to voluntary employee resignations and a diminished ability to recruit new employees. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good.
Segment Information
Since July 1, 2005, we have operated in one business segment, the development of vaccines that immunize against infectious disease. All of our operating assets are located in the United States of America. Substantially all of our revenue has been derived from federal government contracts and grants, primarily from HHS, the National Institutes of Health and related entities.
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
Risks Relating to the Proposed Merger
In November 2007, we entered into the Merger Agreement with Raven. Upon the terms and subject to the conditions set forth in the Merger Agreement, we will issue, and holders of Raven Series D preferred stock will receive shares of our common stock, such that following the consummation of the transactions contemplated by the Merger Agreement, our current stockholders will own approximately 50.9% of the combined company and current Raven Series D preferred stockholders will own approximately 49.1% of the combined company. The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Code. The merger is subject to customary closing conditions, including approval by our stockholders.
After the merger, we will need to modify our finance and accounting systems, procedures and controls to incorporate the operations of Raven, which modifications may be time consuming and expensive to implement, and there is no guarantee that we will be able to do so.
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including Section 404 of the Sarbanes-Oxley Act of 2002. Although we believe that we currently have adequate finance and accounting systems for our business on a standalone basis, after the merger we will need to upgrade the existing, and implement additional, procedures and controls to incorporate the operations of Raven. These updates may require significant time and expense, and there can be no guarantee that we will be successful in implementing them. If we are unable to complete the required modifications to our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could have a material adverse effect on our stock price.
If we are not successful in integrating our organizations, we may not be able to operate efficiently after the merger.
Achieving the benefits of the merger will depend in part on the successful integration of VaxGen’s and Raven’s technical and business operations and personnel in a timely and efficient manner. The integration process requires coordination of the personnel of both companies, and involves the integration of systems, applications, policies, procedures, business processes and operations. This process may be difficult and unpredictable because of possible conflicts and differing opinions on business, scientific and regulatory matters. Moreover, the integration of the two companies will present challenges to the combined company. If we cannot successfully integrate our technical and business operations and personnel, we may not realize the expected benefits of the merger.
Integrating our companies may divert management’s attention away from our operations.
The successful integration of VaxGen’s and Raven’s technical and business operations and personnel may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in clinical trial and product development programs of the combined company and could otherwise harm our business, financial condition and operating results.

We expect to incur significant costs integrating the companies into a single business.
We expect to incur significant costs integrating VaxGen’s and Raven’s technical and business operations and personnel, which include costs for:
•	employee redeployment, relocation or severance;

•	conversion of information systems;

•	combining administrative teams and processes;

•	reorganization of facilities and disposition of excess facilities; and

•	relocation or disposition of excess equipment.
If we fail to retain key employees, the benefits of the merger could be diminished.
The successful combination of VaxGen and Raven will depend, in part, on the retention of key personnel. There can be no assurance that the combined company will be able to retain its key management and scientific personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of the merger.
If one or more of the product candidates in the merged company cannot be shown to be safe and effective in clinical trials, is not approvable or not commercially successful, then the benefits of the merger may not be realized.
The combined company will have one product candidate in clinical trials, and we plan to commence clinical trials for one additional product candidate in 2009 and one other product candidate by 2010. All of these product candidates must be rigorously tested in clinical trials, and be shown to be safe and effective before the FDA or other regulatory authorities outside the U.S. will consider them for approval. Failure to demonstrate that one or more of our product candidates is safe and effective, or significant delays in demonstrating such safety and efficacy, could diminish the benefits of the merger. Failure to obtain marketing approval of one or more of our product candidates from appropriate regulatory authorities, or significant delays in obtaining such approval, could diminish the benefits of the merger. If approved for sale, our product candidates must be successfully commercialized. Failure to successfully commercialize one or more of our product candidates could diminish the benefits of the merger.
Failure to complete the merger could adversely affect VaxGen’s stock price and VaxGen’s future business and operations.
The merger is subject to the satisfaction of closing conditions, including approval by VaxGen and Raven stockholders, and neither VaxGen nor Raven can assure you that the merger will be completed. In the event that the merger is not consummated, VaxGen may be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and the payment of a termination fee under certain circumstances. In addition, if the merger is not approved by stockholders, VaxGen will need to pursue other strategic alternatives or liquidation, and the market price of VaxGen common stock could decline.
Completion of the merger may result in dilution of future earnings per share to the stockholders of VaxGen.
The completion of the merger may result in greater net losses or a weaker financial condition compared to that which would have been achieved by VaxGen on a stand-alone basis. The merger could fail to produce the benefits that the companies anticipate, or could have other adverse effects that the companies currently do not foresee. In addition, some of the assumptions that either company has made, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in greater losses as compared to the losses that would have been incurred by VaxGen if the merger had not occurred.
The costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.
VaxGen and Raven estimate that they will incur aggregate direct transaction costs of approximately $4.5 million associated with the merger, and additional costs associated with the consolidation and integration of operations, which cannot be estimated accurately at this time. If the total costs of the merger exceed our estimates or the benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected.
Risks Relating to VaxGen
We are not currently listed on a national exchange and cannot assure you we will ever be listed.
As a result of our failure to make timely filings of financial statements, we were delisted from Nasdaq, and our common stock is not currently listed on any national stock exchange. We have completed all delinquent filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, but we have not yet applied for our common stock to be listed on a national exchange. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet Nasdaq’s or another exchange’s initial listing criteria, including a minimum per share price. At December 31, 2007, our common stock was quoted on the OTC Pink Sheets, and on March 13, 2008, our common stock began trading on the OTC Bulletin Board under the symbol VXGN.OB.

Although we ceased active development of rPA102 and have reduced our workforce, we may be unable to successfully manage our remaining resources, including available cash, while we seek to complete a strategic transaction.
We discontinued clinical development of rPA102 after HHS terminated our SNS Contract. In addition, in June 2007 we terminated our contract with Kaketsuken to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions. During the year ended December 31, 2007, we incurred charges associated with our restructuring activities of approximately $5.4 million, which includes employee severance costs of $4.4 million and facilities-related and other expenses of $1.0 million. As a result of the termination of our SNS Contract, we evaluated strategic alternatives and retained Lazard to act as our advisor. As a result of this process, we entered into the Merger Agreement with Raven on November 12, 2007. We cannot predict whether we would be able to identify alternate strategic transactions which will either provide us with a pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs.
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
We may need to raise additional capital to support our operations and in order to continue as a going concern if we successfully complete the transaction with Raven, or an alternative strategic transaction.
We believe that our existing cash, cash equivalents and investment securities as of December 31, 2007 will be sufficient to meet our projected operating requirements through at least December 31, 2008. In addition to our workforce reductions and the termination of our rPA102 and smallpox development activities, we announced that we were exploring strategic alternatives, and as a result, on November 12, 2007, we entered into the Merger Agreement with Raven. Our restructuring measures implemented to date and our proposed strategic transaction may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock thereby limiting our ability to raise additional funds.
We will require substantial funds to conduct development activities if we acquire additional products or companies or consummate this or other strategic transactions. Our ability to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We may seek to raise additional funds through the sale of equity or debt to meet our working capital and capital expenditure needs. We do not know, however, whether additional financing will be available when needed, or whether it will be available on favorable terms or at all. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.
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
The Notes have the following features:
•	require semi-annual payment of interest in cash at a rate of 5 1/2%;

•	convert, at the option of the holder, into shares of our common stock at an initial conversion price of approximately $14.76 per share, subject to adjustment;

•	will be provisionally redeemable at our option in cash upon the occurrence of certain circumstances, including among others, that the closing price of our common stock exceeds $22.14 per share, subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days;

•	if a change in control, as defined in the indenture, occurs on or prior to the stated maturity of the Notes, the holders of the Notes may require us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the holders request such a repurchase, we or the successor entity may choose to pay in cash, common stock or a combination of cash and common stock; and

•	constitute senior subordinated obligations.
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
At December 31, 2007, our indebtedness consisted of $31.5 million in Notes. This indebtedness, and any future indebtedness we may incur, could have important consequences, including:
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
To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At December 31, 2007, we had an accumulated deficit of $254.7 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

Biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products are still evolving. If we are unable to successfully develop and test product candidates in accordance with such requirements, our business will suffer.
We are subject to rigorous and extensive regulation by the FDA and comparable foreign regulatory authorities for any product candidates we may develop. In the United States, our potential product candidates would likely be regulated by the FDA as Biologics. In order to obtain approval from the FDA to market our product candidates, we will be required to submit to the FDA a Biologics License Application, or BLA, which must include both preclinical and clinical trial data as prescribed by the FDA’s current regulatory criteria, as well as extensive data regarding the manufacturing procedures and processes for the product candidates. Ordinarily, the FDA requires a sponsor to support a BLA application with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 efficacy trials conducted in patients with the disease or condition being targeted.
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
If we resume development of any potential product candidates, our business prospects may depend on our ability to complete patient enrollment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize our product candidates. Product development to show adequate evidence of effectiveness in animal models and safety and efficacy in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our non-clinical studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a product candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or other regulatory body. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. Completion of any clinical trials we may commence, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:
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

We also are subject to the following regulatory risks and obligations, among others:
•	the FDA or foreign regulators may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied;

•	the FDA or foreign regulators may require additional testing for safety and effectiveness;

•	the FDA or foreign regulators may interpret data from non-clinical testing and clinical trials in different ways than we interpret them;

•	if regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution. In addition, many foreign countries control pricing and coverage under their respective national social security systems;

•	the FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities;

•	the FDA or foreign regulators may change their approval policies or adopt new regulations;

•	even if regulatory approval for any product is obtained, the marketing license will be subject to continual review, and newly discovered or developed safety or effectiveness data may result in suspension or revocation of the marketing license;

•	if regulatory approval of the product candidate is granted, the marketing of that product would be subject to adverse event reporting requirements and a general prohibition against promoting products for unapproved or “off-label” uses; and

•	in some foreign countries, we may be subject to official release requirements that require each batch of the product we produce to be officially released by regulatory authorities prior to its distribution by us.
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
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any patents issued to us or licensed from the U.S. Army Medical Research Institute of Infectious Diseases or other parties, or that we may license in the future, if any, will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•	we or any of our current or future licensors will adequately protect trade secrets;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have a material adverse effect on our business.
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
Our corporate research and manufacturing facilities are located in California and are in close proximity to known earthquake fault zones. As a result, our corporate, research and manufacturing facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the scope or amount of coverage will be adequate in any particular case.

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
Our Board of Directors has the authority to establish the designation of almost 20,000,000 shares of preferred stock that are convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. In February 2006, we raised net proceeds of $25.2 million through a private placement of 3.5 million shares of common stock at $7.70 per share to a group of accredited institutional investors. We also issued to the investors five-year warrants initially exercisable to purchase 698,637 shares of common stock at an exercise price of $9.24 per share. Because we did not file all of our delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 698,630 shares of common stock, at a price of $9.24 per share. We may raise additional funds through public or private offerings of our preferred stock or our common stock, or through issuance of debt securities that are convertible into shares of our common stock. The issuance of additional shares of our common stock, or conversion of preferred stock or debt securities into shares of common stock, would further dilute the percentage ownership of our stockholders.
Shares of our common stock eligible for future sale may adversely affect the market for our common stock.
Shares of our common stock issued in a private placement in February 2006 were registered for resale under a registration statement, which was declared effective by the SEC in February 2008. In addition, pursuant to Rule 144, generally, a non-affiliated stockholder who has satisfied a six-month holding period may, under certain circumstances, sell restricted securities without any limitation. Certain of those stockholders who purchased shares of our common stock in our November 2004 and February 2006 private placements or the 2005 purchasers of our Notes which are convertible into shares of our common stock are eligible to conduct sales under Rule 144. Any substantial sale of our common stock under effective resale registration statement or pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.
Our stock price is likely to be volatile.
At December 31, 2007, our common stock was quoted on the OTC Pink Sheets and is currently quoted on the OTC Bulletin Board. Stocks quoted on the OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as Nasdaq, due to the fact that OTC trading volumes are generally significantly less than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, following the announcement on November 13, 2007 of our proposed merger with Raven, the closing price of one share of our common stock fell approximately 41% from the day before the announcement to the day of the announcement. Between January 1, 2007 and December 31, 2007, the closing price of our common stock, as quoted on the Pink Sheets, has ranged from a high of $2.63 per share to a low of $0.42 per share.

Our stock price could continue to be subject to wide fluctuations in response to a variety of factors, including:
•	announcements or speculation about any strategic transactions we may enter into;

•	timing and consistency of filing financial statements;

•	adverse results or delays in clinical trials;

•	delays in our product development efforts;

•	real or perceived safety issues with any of our product candidates;

•	failure to obtain or maintain required regulatory approvals;

•	changes in financial estimates by securities analysts and our failure to meet or exceed such estimates;

•	rumors about our business prospects, product development efforts or the progress, timing and completion of our clinical trials;

•	new products or services offered by us or our competitors or announcements relating to product developments by our competitors;

•	issuances of debt or equity securities;

•	issuances of securities or the expectation of the issuance of securities as part of a merger or other strategic transaction;

•	actual or expected sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants; and

•	other events or factors, many of which are beyond our control.
In addition, the stock market in general and biotechnology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. If we face securities litigation in the future, even if it is without merit or unsuccessful, it would result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on our business.
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
Provisions of our certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our Board of Directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. Our charter and by-laws also provide that special stockholders’ meetings may be called only by our Chairman of the Board of Directors, by our Secretary at the written request of the chairman or by our Board of Directors, with the result that any third-party takeover not supported by the Board of Directors could be subject to significant delays and difficulties.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 65,000 square feet of laboratory, office and manufacturing space in South San Francisco, California. Our South San Francisco lease terminates in December 2016; however, we have options to renew it for two additional five-year periods. As a result of the proposed merger with Raven, we are evaluating our use of these facilities.
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
Item 4. Submission of Matters to a Vote of Security Holders
VaxGen held an annual meeting of stockholders on December 27, 2007. At that meeting, a quorum was present and three proposals were voted upon:
•	the election of the Company’s directors;

•	the approval of a series of amendments to our certificate of incorporation to effect, at the discretion of the board of directors, a reverse split of our outstanding shares of common stock, whereby each outstanding 4, 5 or 6 shares would be combined, converted and changed into one share of common stock with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments to be determined by the board of directors prior to our 2008 annual meeting of stockholders; and

•	the ratification of the selection by the Audit Committee of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ended December 31, 2007.
The proposals were approved, as follows:

Proposal	For	Against	Abstain

To amend certificate of incorporation to effect a reverse stock split	19,285,098	7,154,556	38,469

To ratify PricewaterhouseCoopers LLP as independent registered public accountants	25,679,202	759,223	39,699
In addition, all nominees for election to our board of directors, as follows, were elected to serve for the ensuing year and until their successors are elected: Randall L-W. Caudill, Franklin M. Berger, Michel Greco, Myron M. Levine, James P. Panek and Kevin L. Reilly.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
During 2007 and 2006, our common stock was quoted on the OTC Pink Sheets under the symbol VXGN.PK.
The following table lists quarterly information on the intra-day price range of the common stock based on the high and low sales prices for our common stock as reported on the OTC Pink Sheets for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

	High	Low

Fiscal 2007:
Fourth Quarter	$1.60	$0.41
Third Quarter	$1.85	$1.32
Second Quarter	$2.15	$1.52
First Quarter	$2.70	$1.75

Fiscal 2006:
Fourth Quarter	$4.67	$1.12
Third Quarter	$4.92	$3.18
Second Quarter	$9.09	$2.70
First Quarter	$12.20	$8.08
As of February 29, 2008, there were 367 holders of record of our common stock.

Performance Measurement Comparison (1)
The following graph shows a comparison of total stockholder return for holders of the Common Stock from December 31, 2002 through December 31, 2007 compared with the Nasdaq Composite Index, the Nasdaq Biotechnology Index and the RDG MicroCap Biotechnology Index©. The RDG MicroCap Biotechnology Index© is composed of U.S. publicly traded biotechnology companies with a market capitalization of up to $300 million. This graph is presented pursuant to SEC rules. The Company believes that, while total stockholder return can be an important indicator of corporate performance, the stock prices of biopharmaceutical stocks like that of the Company are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other biopharmaceutical stocks. As a result of the Company’s inability to timely file financial statements, the Company was delisted effective August 9, 2004 from Nasdaq. Since that time, the Company’s common stock has traded OTC and was quoted on the Pink Sheets under the symbol VXGN.PK until March 12, 2008, when it began to be quoted on the OTC Bulletin Board under the symbol VXGN.OB. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
VaxGen, Inc.	100.00	41.02	88.04	45.31	9.84	2.85
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Biotechnology	100.00	146.95	164.05	185.29	183.09	186.22
RDG MicroCap Biotechnology	100.00	151.58	132.37	98.04	66.27	34.00

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
		(A)	(B)	(C)
Statement of Operations Data:
Revenues:
Research contracts and grants	$4,098	$13,205	$29,073	$31,395	$28,006
Other services	913	—	—	—	—
Related party services	—	1,631	866	—	1,051

Total revenues	5,011	14,836	29,939	31,395	29,057

Operating expenses:
Research and development	19,653	49,001	64,230	42,652	32,161
General and administrative	20,437	27,683	32,905	21,803	15,988
Impairment of property and equipment	10,681	—	—	—	—
Restructuring	5,374	—	—	—	—

Total operating expenses	56,145	76,684	97,135	64,455	48,149

Loss from operations	(51,134)	(61,848)	(67,196)	(33,060)	(19,092)

Other income (expense):
Interest expense	(2,447)	(2,470)	(2,360)	—	—
Interest income and other	4,681	2,239	967	807	488
Valuation adjustments	4,720	(5,295)	(1,129)	(16,183)	4,499
Equity in loss of affiliate	—	(5,290)	(2,370)	—	(6,735)
Gain on foreign currency transactions	—	7,454	825	—	—
Gain on sale of investment in affiliate	—	104,012	11,196	—	—

Total other income (expense)	6,954	100,650	7,129	(15,376)	(1,748)

Income (loss) before minority interest	(44,180)	38,802	(60,067)	(48,436)	(20,840)
Minority interest in loss of variable interest entity	—	—	4,109	2,742	—
Minority interest in loss of subsidiary	—	—	—	—	1,020

Income (loss) before cumulative effect of change in accounting principle	(44,180)	38,802	(55,958)	(45,694)	(19,820)
Cumulative effect of change in accounting principle (D)	—	—	—	—	700

Income (loss) before taxes	(44,180)	38,802	(55,958)	(45,694)	(19,120)
Income taxes	—	1,210	—	—	—

Net income (loss)	(44,180)	37,592	(55,958)	(45,694)	(19,120)
Charges related to Series A preferred stock	—	—	—	—	(2,580)

Net income (loss) applicable to common stockholders	$(44,180)	$37,592	$(55,958)	$(45,694)	$(21,700)

Net income (loss) per share applicable to common stockholders:
Before cumulative effect of change in accounting principle	$(1.33)	$1.15	$(1.89)	$(1.78)	$(1.19)
Cumulative effect of change in accounting principle (D)	—	—	—	—	0.04

Basic	$(1.33)	$1.15	$(1.89)	$(1.78)	$(1.15)

Diluted	$(1.33)	$1.15	$(1.89)	$(1.78)	$(1.15)

Weighted average shares used in computing net income (loss) per share applicable to common stockholders:
Basic	33,107	32,723	29,599	25,677	18,916

Diluted	33,107	32,797	29,599	25,677	18,916

	December 31,
	2007	2006	2005	2004	2003
		(A)	(B)	(C)	(D)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$71,615	$97,743	$17,026	$46,090	$28,685
Working capital	65,004	89,761	1,638	23,681	21,056
Property and equipment	10,806	28,417	32,275	138,246	18,517
Investment in affiliate	—	—	17,761	—	34,561
Total assets	89,965	142,060	81,833	198,467	94,464
Derivative liabilities	3,500	8,220	2,925	—	3,407
Convertible senior subordinated notes	30,679	30,321	29,967	—	—
Obligation to related party, non-current	—	—	—	—	31,540
Non-current obligations	—	—	—	57,531	—
Minority interest of subsidiary	—	—	—	—	5,818
Minority interest of variable interest entity	—	—	—	31,284	—
Total stockholders’ equity	47,039	89,061	24,145	77,226	41,222

(A)	Reflects adoption of the fair value recognition provisions of Financial Accounting Standard, or FAS, No. 123R, or FAS 123R. Refer to Note 2 in the accompanying consolidated financial statements for further discussion. Also reflects accounting for our investment in Celltrion under the equity method for the six months ended June 30, 2006 and under the cost method for the six months ended December 31, 2006.

(B)	Reflects the consolidation of Celltrion from January 1, 2005 through June 30, 2005 and the deconsolidation of Celltrion effective July 1, 2005. Refer to Note 2 in the accompanying consolidated financial statements for further discussion.

(C)	Reflects the consolidation of Celltrion under FIN 46R effective January 1, 2004. Refer to Note 2 in the accompanying consolidated financial statements for further discussion.

(D)	Cumulative effect of change in accounting principle for the year ended December 31, 2003 relates to our adoption of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
VaxGen is a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the treatment of human disease. We were incorporated in 1995 and formed to complete the development of an investigational recombinant protein vaccine intended to prevent infection by human immunodeficiency virus. In 2002, we broadened our product development portfolio to also include biodefense vaccines.
On August 6, 2004, we announced that we had received notification from Nasdaq that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. We became current again in our filing of reports with the SEC on October 4, 2007, upon filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. At December 31, 2007, our common stock was traded over the counter, or OTC, and quoted on the Pink Sheets under the symbol VXGN.PK. On March 13, 2008, our common stock began trading on the OTC Bulletin Board under the symbol VXGN.OB.
In November 2004, we were awarded a contract for $877.5 million to provide 75 million doses of our recombinant anthrax vaccine, or rPA102, to the U.S. government Strategic National Stockpile, or SNS, for civilian defense, or SNS Contract. In November 2006, we received a clinical hold notification from the FDA that postponed the initiation of the second Phase 2 trial for rPA102. On December 19, 2006, the U.S. Department of Health and Human Services, or HHS, terminated for default the SNS Contract. HHS based the decision on its determination that we “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required us to initiate a clinical trial of the vaccine candidate by December 18, 2006. Following the HHS decision, we ceased actively developing rPA102, scaled back our biodefense activities and began pursuing strategic and other alternatives.
Following the termination of the SNS Contract by HHS, we implemented a reduction in force, or RIF, in January 2007. The cash outflow of the January RIF was $3.5 million during 2007. Beginning in April 2007, wage savings per month were $0.7 million and $0.2 million, respectively, for Research and Development, or R&D, and General and Administrative, or G&A. In addition, we did not renew an office space lease that expired at the end of May 2007. This lease, coupled with utilities and maintenance, reduced future expenses by $0.2 million per month.

In May 2007, we further reduced our workforce to decrease operating costs. The cash outflow of this RIF was $0.6 million during 2007. This RIF mostly impacted R&D. Beginning in July 2007, additional wage savings were $0.1 million per month. We do not expect these savings to be materially offset by any anticipated increases in other expenses.
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
In September 2007, we further reduced our workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. Costs of the restructuring were $1.1 million. The cash outflow of this RIF was $0.9 million during 2007 and is expected to be $0.2 million during 2008. Beginning in October 2007, additional wage savings were $0.3 million per month. We do not expect these savings to be materially offset by any anticipated increases in other expenses.
In October 2007, we amended our lease agreement, dated October 26, 1998. The Lease Amendment calls for us to relinquish occupancy of one of our two buildings subject to the lease, effective March 1, 2008. The Lease Amendment will reduce our lease obligations by $12.2 million over the remaining lease term, which runs through December 31, 2016. We paid a surrender fee to the landlord of $0.1 million. Under the Lease Amendment, the amount of the $2.4 million letter of credit we delivered in favor of the landlord was reduced by $1.0 million, with further reductions over the remaining term of the lease upon our achievement of financial benchmarks.
In November 2007, we entered into the Merger Agreement with Raven. Raven is a private, development stage biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody-based products for the treatment of cancer.  Upon the terms and subject to the conditions set forth in the Merger Agreement, we will issue, and holders of Raven Series D preferred stock will receive, approximately 32 million shares of our common stock (subject to adjustment in certain conditions as described in the Merger Agreement), such that following the consummation of the transactions contemplated by the Merger Agreement, our current stockholders will own approximately 50.9% of the combined company and current Raven Series D preferred stockholders will own approximately 49.1% of the combined company. The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Code. The merger is subject to customary closing conditions, including approval by our stockholders. A special meeting of our stockholders has been called for March 28, 2008 to vote on, among other things, a proposal to approve the issuance of our shares in the proposed merger.  If approved by stockholders, the merger is expected to close in early April 2008.
The October 2007 Lease Amendment and the November 2007 announcement of the proposed merger with Raven acted as triggers for an assessment of an impairment of our equipment and leasehold improvements in our California manufacturing and office facilities. Based on the impairment analysis performed, we recorded an impairment charge of $10.7 million for the quarter ended December 31, 2007.  The impairment charge primarily includes $6.2 million relating to the write-down of our manufacturing facility to fair market value based on discussions with sales agents and our attempts to market the facility previously, and $3.2 million relating to the anticipated sale or abandonment of software and other information technology assets and their consequential write-down to fair market value.
Because our stockholders will own approximately 50.9% of the voting stock of the combined company after the merger and have four out of seven Board seats, we expect to be the acquiring company for accounting purposes in accordance with accounting principles generally accepted in the United States. Accordingly, the assets and liabilities of Raven will be recorded as of the merger closing date at their estimated fair values.
Celltrion
Celltrion, Inc., or Celltrion, is a development stage biologics manufacturing company incorporated on February 26, 2002. Since that date, its principal activities have consisted of design, construction and operation of a manufacturing facility in Incheon, Republic of Korea, and partially funding the construction of our U.S. biopharmaceutical manufacturing facility, as well as raising capital and recruiting scientific and management personnel.
Prior to implementing the consolidation provisions within FIN 46R, we had reflected our investment in Celltrion in our Consolidated Financial Statements using the equity method. All comparative financial data included in this report for periods prior to January 1, 2004 reflects our accounting for Celltrion as an equity method investee and consolidates the accounts of Celltrion from January 1, 2004 through June 30, 2005.
In September 2005, we entered into agreements to sell 1.2 million of our shares in Celltrion to a group of Korean investors and raise $15.1 million in gross proceeds. Nexol purchased 250,000 of these shares. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, we were no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from our consolidated financial statements; therefore, from July 1, 2005 to June 30, 2006, our investment in Celltrion was again accounted for under the equity method.

During June and December 2006, we received aggregate gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock to Nexol and affiliates of Nexol. As a result, we were no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and beginning July 1, 2006, we accounted for our investment in Celltrion under the cost method. At December 31, 2007 and 2006, we held a nominal ownership interest in Celltrion.
Significant Debt Transaction
In April 2005, we raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of Convertible Senior Subordinated Notes, or Notes, due April 1, 2010. The Notes have the following terms:
•	semi-annual payments of interest in cash at a rate of 5 1/2%, due April 1 and October 1;

•	convert, at the option of the holder, into shares of our common stock at an initial conversion price of $14.76 per share subject to adjustment;

•	provisionally redeemable at our option for a redemption price of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus an interest make-whole payment, under certain circumstances, including among others, that the closing price of our common stock has exceeded $22.14 per share, subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days;

•	constitute our senior subordinated obligations; and

•	if a change in control occurs, as defined in the indenture, on or prior to the stated maturity of the Notes, in certain circumstances the holders of the Notes may require us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the stock price on the effective date of redemption is less than $12.30 per share, no make-whole premium will be paid. If the holders request such a repurchase, we or our successor entity, may choose to pay in cash, common stock or a combination of cash and common stock. This feature constitutes a put-option derivative liability.
Significant Equity Transaction
In February 2006, we raised net proceeds of $25.2 million through a private placement of 3.5 million shares of common stock at $7.70 per share to a group of accredited institutional investors. We also issued to the investors five-year warrants initially exercisable to purchase 698,637 shares of common stock at an exercise price of $9.24 per share. Because we did not file all of our delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 698,630 shares of common stock, at a price of $9.24 per share.
Bridge Loan
In November 2007, we entered into a loan agreement with Raven, or Bridge Loan, which provides for us to lend Raven up to $6 million in the aggregate, beginning December 1, 2007. Under the Bridge Loan, we are obligated to provide monthly loan advances to Raven based on a schedule attached to the Bridge Loan. Our obligations to make loan advances to Raven will end on the earliest to occur of (1) the closing of the merger, (2) April 1, 2008, (3) 30 days after a termination of the Merger Agreement other than for breach, or (4) immediately if we terminate the Merger Agreement, either because of a breach by Raven or because we decide to pursue an alternative transaction as permitted in the Merger Agreement and we pay the $2 million break up fee specified in the Merger Agreement.
The loans to be made under the Bridge Loan are intended to provide working capital for Raven’s business operations and its continued development of its technology. The loans will not be used for transaction expenses or for severance or retention of Raven employees.
Upon the closing of the merger, the loans will be forgiven. If the merger does not close and Raven has not breached the Merger Agreement and neither party has elected to pursue an alternative transaction, then the loans are to be repaid in full on June 1, 2009. If the Merger Agreement is terminated because of a breach by Raven, then the loans are subject to repayment 60 days after termination. If the Merger Agreement is terminated because Raven has determined to pursue an alternative transaction, the loans are subject to repayment on the earlier of 10 days after the termination or the closing of the Raven alternative transaction. The loans are subject to repayment in full if there is an event of default under the promissory note. The loans are also subject to mandatory prepayment if the merger does not close and Raven obtains equity or debt financing. In that event, the amount of prepayment will be 10% of the amount of the proceeds of any equity or debt financing up to $5 million, and will be 20% of the amount of the proceeds of any equity or debt financing in excess of $5 million.
The loans are subordinated to the interests of Raven’s senior lender, Venture Lending and Leasing, or VLL. The loans are senior to the loans made by Raven’s Series D preferred stockholders under a note purchase agreement between such stockholders and Raven dated November 12, 2007. At any time, we can prepay the amount of indebtedness that Raven owes to VLL, and upon such repayment, the loans will be increased by the amount paid to VLL and the loans will automatically become secured by all of Raven’s intellectual property. At December 31, 2007, we had loaned Raven $1.3 million under the Loan Agreement.

Subsequent Events
Bridge Loan to Raven
In January and February 2008, we loaned Raven an additional $1.4 million and $1.4 million, respectively, under the Bridge Loan (see Note 4 to the Consolidated Financial Statements).
Note Repurchase
In February 2008, we repurchased two of our Notes due in 2010 in an aggregate principal amount of $1.5 million at a purchase price of $0.8 million, plus accrued interest.
Second Merger Amendment
In February 2008, we entered into Amendment No. 2 to the Merger Agreement, whereby the parties decreased our guaranteed closing cash balance from $64.0 million to $63.2 million in recognition of our repurchase of $1.5 million principal amount of our outstanding Notes.
Registration of Shares
In February 2008, our registration statement on Form S-1 became effective.
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
For non-government arrangements, the Company recognizes revenues in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements. In such instances, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured.
Property and Equipment
We have a significant investment in long-lived property and equipment. We estimate that the undiscounted future cash flows expected to result from the use of these assets and compare it to the current carrying value of these assets. Any adverse change in the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results if the fair market value of the assets is less than the net book value. We estimate useful lives for our assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and we assess commercial viability of these assets periodically.

For the year ended December 31, 2007, we recorded an impairment charge of $10.7 million triggered by the Merger Agreement signed in November 2007 as well as the October 2007 Lease Amendment. The impairment recognized the write-down of the manufacturing facility, equipment, certain software and leasehold improvements. The Company estimated the fair market value of the impaired assets related to the Merger Agreement based on estimated realizable value upon sale of the facility determined by discussions with sales agents and efforts to date in the marketing of the facility; discussions with resellers relating to the manufacturing equipment; and the depreciation of software over the remaining estimated useful life prior to abandonment, which is expected in May 2008. Because the leasehold improvements related to the building being vacated under the Lease Amendment were abandoned upon vacating the building in February 2008, the fair market value of these assets as of December 31, 2007 was estimated based on the depreciation of these assets for the remaining two months of their useful lives.
Valuation of Derivative Instruments
We value certain embedded features issued in connection with the financing of our Notes in 2005 as a derivative liability. We estimate the fair value of our derivative liability each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of this liability include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. Of these valuation parameters, management’s assessment of the probability of a change in control is the most subjective and also has the greatest influence on fair value. Note that a merger with Raven would not be considered a change of control for this purpose.  We assessed the probability of a change in control at 40% at December 31, 2007. A 5% increase or decrease in this assumption would result in a change in fair value of the derivative liability of approximately $0.3 million to $0.4 million. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in our consolidated statements of operations. At December 31, 2007, we estimated the fair value of the derivative liability associated with the Notes to be $3.5 million.
Stock-based Compensation Expense
Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all stock-based payments granted after January 1, 2006, and prior to but not yet vested as of January 1, 2006, in accordance with FAS 123R. Under the fair value recognition provisions of FAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to FAS 123R adoption, we accounted for stock-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and accordingly, recognized compensation expense for options that were granted at an exercise price below their deemed fair market value and for modifications to options.
Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. Management determined the expected stock price volatility assumption based upon our historical volatility. We believe this method of computing volatility is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. The expected term of options granted was derived from the short-cut method described in SEC’s Staff Accounting Bulletin No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Notes 2 and 10 to the Consolidated Financial Statements for more information regarding stock-based compensation.
Income Taxes
In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. Effective January 1, 2007, we adopted FIN 48 and FIN 48-1; see Note 11 to the Consolidated Financial Statements for more information regarding our income tax policies. We have filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, deductibility of certain expenses, expenses included in our research and development tax credit computations, as well as other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. We regularly assess the tax positions for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. We believe that the ultimate outcome of these matters will not have a material impact on our financial position, financial operations or liquidity.

RESULTS OF OPERATIONS
Comparison of Years Ended December 31, 2007, 2006 and 2005
Revenue

	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands)
Research contracts and grants	$4,098	$13,205	$29,073	(69%)	(55%)
Other services	913	—	—	*	*
Related party services	—	1,631	866	(100%)	88%

Total revenues	$5,011	$14,836	$29,939	(66%)	(50%)

*	Calculation not meaningful.
Revenue was primarily driven by expensed activity reimbursed by the U.S. government. Research contracts and grants revenue in 2007 primarily related to the reimbursement of restructuring costs resulting from the termination of our SNS Contract in December 2006. Research contracts and grants revenue in 2006 and 2005 primarily related to work performed under our Anthrax Contracts. These revenues decreased from 2005 to 2006 as a result of the timing of our anthrax development activities, which were decreasing throughout 2006 as our activities transitioned from the cost-plus Anthrax Contracts to the SNS Contract.
Related party services revenues in 2006 and for the last six months of 2005 were earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and construction of Celltrion’s manufacturing facility. The amounts earned vary with the level of services required. Related party services revenues for the first six months of 2005 were eliminated due to the consolidation of Celltrion. Celltrion did not earn any revenues during the period of consolidation of their results with those of the Company through June 30, 2005. We provided $0.9 million of services to Celltrion in 2007, which is included in other services revenue, as Celltrion is no longer considered to be a related party due to our sale of substantially all of our investment in Celltrion during 2006.
Revenues earned in one period are not indicative of revenues to be earned in future periods. We expect 2008 revenues to be significantly less than in 2007, as we are no longer performing services under the Anthrax Contracts and as we pursue avenues to enhance stockholder value through a strategic transaction following the termination of the SNS contract, including our proposed merger with Raven. Revenues from providing services to Celltrion in 2008 are not expected to be significant.
Research and development expenses

	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands)
Research and development expenses	$19,653	$49,001	$64,230	(60%)	(24%)
Research expenses include costs associated with research and testing of our product candidates prior to reaching the development stage and include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. Product development expenses include costs of preclinical development and conducting clinical trials, costs of internal personnel, drug supply costs, research fees charged by outside contractors, allocated overhead and co-development costs. Since inception, our research and development activities have been concentrated upon the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. In 2007, these costs primarily related to maintaining our manufacturing facility and prior research findings in support of our evaluation of various strategic transactions.
The decrease in research and development expenses in 2007 compared to 2006 was primarily due to:
•	Labor and related expenses, which decreased by $10.9 million primarily due to decreased headcount following multiple reductions in force during 2007;

•	Facilities overhead costs, which decreased by $7.9 million due to reduced operations;

•	Consultant and outside labor costs, which decreased by $6.5 million due to reduced operations; and

•	Allocated overhead costs, which decreased by $4.1 million primarily due to reduced operations.

The decrease in research and development expenses in 2006 compared to 2005 was primarily due to:
•	Costs for materials and supplies, which decreased by $8.7 million primarily associated with reduced activities related to our Anthrax Contracts;

•	Stock-based compensation charges, which decreased by $3.7 million. In 2006, we adopted FAS 123R and recorded $1.5 million due to the vesting of stock options and $0.4 million in connection with the modification of stock options. In 2005, we recorded $2.7 million in connection with the modification of offering periods of our Employee Stock Purchase Plan, or ESPP, $2.5 million for ESPP bonuses paid as a result of the 2005 termination of the ESPP, or ESPP Bonus, and $0.4 million of other stock-based compensation;

•	Consultant and outside labor costs, which decreased by $2.6 million due to reduced operations;

•	Celltrion’s research and development expenses, which decreased by $1.6 million because effective July 1, 2005, Celltrion’s operating expenses were not included in our consolidated results;

•	Facilities overhead costs, which decreased by $1.3 million due to reduced operations;

•	Labor and related expenses, which decreased by $0.9 million primarily due to decreased headcount; and

•	Partially offset by allocated overhead costs, which increased by $3.6 million primarily due to our amended lease in April 2005 to secure space to support the production of our recombinant anthrax vaccine candidate as well as other programs.
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
We expect our research and development expenses in 2008, prior to the proposed merger with Raven, will be less than historical levels as we are not currently pursuing development of any vaccine candidates.
General and administrative expenses

	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands)
General and administrative expenses	$20,437	$27,683	$32,905	(26%)	(16%)
General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.
The decrease in general and administrative expenses in 2007 compared to 2006 was primarily due to:
•	Labor and related expenses, which decreased by $5.6 million primarily due to decreased headcount following multiple reductions in force during 2007;

•	Consultant and outside labor costs, which decreased by $2.9 million due to reduced operations and reimbursements to Celltrion for their costs for U.S. GAAP audits and reviews performed on our behalf, which decreased by $1.4 million;

•	Facilities, supplies and other expenses, which decreased by $2.8 million as we eliminated facilities and reduced operations; and

•	Partially offset by allocations to research and development expense for facilities and other overhead costs, which decreased $4.1 million (which increased general and administrative expenses).

The decrease in general and administrative expenses in 2006 compared to 2005 was primarily due to:
•	Celltrion’s general and administrative expenses, which decreased by $3.9 million because effective July 1, 2005 Celltrion’s operating expenses were not included in our consolidated results;

•	Allocations to research and development expense for facilities and other overhead costs, which increased $3.6 million (which decreased general and administrative expenses);

•	Stock-based compensation charges, which decreased by $1.9 million. In 2006, we adopted FAS 123R and recorded $0.9 million due to vesting of stock options and $0.1 million in connection with the modification of stock options. In 2005, we recorded $0.8 million in connection with the modification of offering periods of our ESPP; $1.1 million for charges for acceleration of option vesting pursuant to separation agreements; $0.6 million for extensions of option exercise periods for terminated employees; and $0.4 million of other stock-based compensation;

•	Supplies and other expenses, which decreased by $1.0 million as we reduced operations;

•	Rent and utilities, which increased by $1.1 million primarily due to our amended lease in April 2005 to secure space to support the production of our recombinant anthrax vaccine candidate as well as other programs;

•	Depreciation, which increased by $1.5 million primarily due to the installation of our new enterprise resource planning system; and

•	Reimbursements to Celltrion for their costs for U.S. GAAP audits and reviews performed on our behalf, which increased by $2.6 million.
We expect that general and administrative expenses in 2008, prior to the proposed merger with Raven, will be less than historical levels and will reflect a reduction in our resources required to support our decreased research and development activities.
Impairment of Property and Equipment

	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands)
Impairment of property and equipment	$10,681	$—	$—	*	*

*	Calculation not meaningful.
We record impairments of property and equipment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The October 2007 amendment to our facility lease agreement and the November 2007 announcement of a proposed merger with Raven acted as triggers for an assessment of an impairment of our equipment and leasehold improvements in our California manufacturing and office facilities, and based upon the impairment test performed, we noted a decrease in its estimated future undiscounted cash flows. At December 31, 2007, we estimated that the fair market value of these assets was less than the current carrying value of these assets by $10.7 million.
Restructuring

	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands)
Restructuring	$5,374	$—	$—	*	*

*	Calculation not meaningful.
In January 2007, we restructured operations to significantly reduce operating costs. We incurred restructuring costs associated with this plan of $2.6 million for employee termination benefits, $0.1 million related to the acceleration of stock options and $1.0 million of costs associated with the consolidation of our facilities in California. The majority of these costs were recovered from the U.S. government as part of the April 2007 settlement agreement. In May and September 2007, we further reduced our workforce to decrease operating costs. Restructuring costs of $1.7 million relating to the May and September 2007 workforce reductions included employee termination and benefit costs.
Other income (expense)

	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands)
Interest expense	$(2,447)	$(2,470)	$(2,360)	(1%)	5%
Interest and other income	4,681	2,239	967	109%	132%
Valuation adjustments	4,720	(5,295)	(1,129)	*	369%
Equity in loss of affiliate	—	(5,290)	(2,370)	*	123%
Gain on foreign currency transactions	—	7,454	825	(100%)	804%
Gain on sale of investment in affiliate	—	104,012	11,196	(100%)	829%

Other income (expense)	$6,954	$100,650	$7,129

*	Calculation not meaningful.

The decrease in other income in 2007 from 2006 was primarily due to:
•	Gain on sale of investment, which decreased by $104.0 million. During 2006, we sold the remainder of our Celltrion common stock to Nexol and affiliates of Nexol for gross proceeds of $130.3 million;

•	Realized foreign currency gains, which decreased by $7.5 million, primarily due to the 2006 sale of our Celltrion shares;

•	Interest income and other, which increased by $2.4 million primarily due to the increase of average cash balances in 2007 from 2006, primarily due to the sale of our Celltrion common stock, most of which occurred in June 2006, as well as our reduced operating expenses;

•	Partially offset by income (expense) from mark-to-market adjustments related to the valuation of our outstanding embedded derivatives on our Notes, which changed from expense of $5.3 million in 2006 to income of $4.7 million in 2007, primarily due to a decrease in the likelihood of a change in control potentially triggering the put option of our Notes; and

•	Equity in loss of affiliate, which was $5.3 million in 2006. Through June 30, 2006, we recognized our share of Celltrion’s losses under the equity method of accounting, and beginning July 1, 2006, we accounted for our investment in Celltrion under the cost method.
The increase in other income in 2006 from 2005 was primarily due to:
•	Gain on sale of investment, which increased by $92.8 million. During 2006, we sold the remainder of our Celltrion common stock to Nexol and affiliates of Nexol for gross proceeds of $130.3 million whereas in 2005 we sold a smaller portion of our Celltrion holdings;

•	Realized foreign currency gains, which increased by $6.6 million and primarily related to the sale of our Celltrion shares;

•	Expenses for mark-to-market adjustments related to the valuation of our outstanding embedded derivatives on our Notes, which increased primarily due to an increase in the likelihood of a change in control potentially triggering the put option of our Notes;

•	Equity in loss of affiliate, which was $5.3 million in 2006 compared to $2.4 million in 2005. From July 1, 2005 through June 30, 2006 we recognized our share of Celltrion’s losses under the equity method of accounting. These charges increased in 2006 due to an increase in Celltrion’s losses; and

•	Interest income and other, which increased by $1.3 million primarily due to the increase of average cash balances, primarily due to the sale of our Celltrion common stock, most of which occurred in June 2006.
We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances. Valuation adjustments will continue to be impacted by changes in our common stock price, our volatility and our expectations relative to a change in control.
Minority interest in loss of variable interest entity

	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands)
Minority interest in loss of variable interest entity	$—	$—	$4,109	—	(100%)
Minority interest in loss of variable interest entity reflects the interests of other Celltrion stockholders in the net loss of Celltrion. As a result of the deconsolidation of Celltrion in July 2005, no minority interest amounts were recorded in 2006 and 2007, and no future charges are expected.

Income taxes

	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands)
Income taxes	$—	$1,210	$—	(100%)	*

*	Calculation not meaningful.
For the year ended December 31, 2006, we provided for income tax expense of $0.9 million and $0.3 million for alternative minimum taxes for federal and California, respectively, as a result of the sale of our Celltrion common stock. We did not have income tax expenses for the years ended December 31, 2007 or 2005 due to the Company’s net operating loss carryforward positions.
See Note 13, Segment Information, in the notes to the Consolidated Financial Statements in Part II - Item 8 of this report for segment information.
LIQUIDITY AND CAPITAL RESOURCES

	2007	2006	2005
	(in thousands)
As of December 31:
Cash, cash equivalents and investment securities	$71,615	$97,743	$17,026
Working capital	65,004	89,761	1,638

Year Ended December 31:
Cash provided by (used in):
Operating activities	$(25,166)	$(70,491)	$(46,054)
Investing activities	16,817	113,780	(19,706)
Financing activities	—	25,226	49,622
Capital expenditures (included in investing activities above)	(19)	(2,395)	(37,004)
Our primary financing requirements as of December 31, 2007 were the funding of our operations and expenditures related to our pursuit of various strategic transactions. Through December 31, 2007, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction. From time-to-time, as part of our investment strategy, we enter into reverse repurchase agreements to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a purchase of securities and an agreement to resell the same securities at a later date at an agreed-upon price. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited, however, because we generally invest in overnight agreements.
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
Following the termination of the SNS Contract by HHS, we implemented a RIF in January 2007. The cash outflow of the January RIF was $3.5 million during 2007 and is expected to be $0.1 million in 2008. Beginning in April 2007, wage savings per month were $0.7 million and $0.2 million for R&D and G&A, respectively. In addition, we did not renew an office space lease that expired at the end of May 2007. This lease, coupled with utilities and maintenance, reduced future expenses by $0.2 million per month. In May 2007, we further reduced our workforce to decrease operating costs, which primarily impacted R&D activities. The cash outflow of this RIF was $0.6 million during 2007. Beginning in July 2007, additional wage savings were $0.1 million per month. In September 2007, we further reduced our workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. Costs of the restructuring were $1.1 million. The cash outflow of this RIF was $0.9 million during 2007 and is expected to be $0.2 million during 2008. Beginning in October 2007, additional wage savings were $0.3 million per month. We do not expect the savings from these RIFs to be materially offset by any anticipated increases in other expenses.
In November 2007, we entered into the Merger Agreement with Raven. Upon the terms and subject to the conditions set forth in the Merger Agreement, we will issue, and holders of Raven Series D preferred stock will receive, approximately 32 million shares of our common stock (subject to adjustment in certain conditions as described in the Merger Agreement), such that following the consummation of the transactions contemplated by the Merger Agreement, our current stockholders will own approximately 50.9% of the combined company and current Raven Series D preferred stockholders will own approximately 49.1% of the combined company. The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Code. The merger is subject to customary closing conditions, including approval by our stockholders. A special meeting of our stockholders has been called for March 28, 2008 to vote on, among other things, a proposal to approve the issuance of our shares in the proposed merger.  If approved by stockholders, the merger is expected to close in early April 2008.

In November 2007, we entered into a Bridge Loan with Raven, which provides for us to lend Raven up to $6 million in the aggregate, beginning December 1, 2007. Under the Bridge Loan, we are obligated to provide monthly loan advances to Raven based on a schedule attached to the Bridge Loan. Our obligations to make loan advances to Raven will end on the earliest to occur of (1) the closing of the merger, (2) April 1, 2008, (3) 30 days after a termination of the Merger Agreement other than for breach, or (4) immediately if we terminate the Merger Agreement, either because of a breach by Raven or because we decide to pursue an alternate transaction as permitted in the Merger Agreement and we pay the $2 million break up fee specified in the Merger Agreement.
The loans to be made under the Bridge Loan are intended to provide working capital for Raven’s business operations and its continued development of its technology. The loans will not be used for transaction expenses or for severance or retention of Raven employees.
Upon the closing of the merger, the loans will be forgiven. If the merger does not close and Raven has not breached the Merger Agreement and neither party has elected to pursue an alternative transaction, then the loans are to be repaid in full on June 1, 2009. If the Merger Agreement is terminated because of a breach by Raven, then the loans are subject to repayment 60 days after termination. If the Merger Agreement is terminated because Raven has determined to pursue an alternative transaction, the loans are subject to repayment on the earlier of 10 days after the termination or the closing of the Raven alternative transaction. The loans are subject to repayment in full if there is an event of default under the promissory note. The loans are also subject to mandatory prepayment if the merger does not close and Raven obtains equity or debt financing. In that event, the amount of prepayment will be 10% of the amount of the proceeds of any equity or debt financing up to $5 million, and will be 20% of the amount of the proceeds or any equity or debt financing in excess of $5 million.
The loans are subordinated to the interests of Raven’s senior lender, VLL. The loans are senior to the loans made by Raven’s Series D preferred stockholders under a note purchase agreement between such stockholders and Raven dated November 12, 2007. At any time, we can prepay the amount of indebtedness that Raven owes to VLL, and upon such repayment, the loans will be increased by the amount paid to VLL and the loans will automatically become secured by all of Raven’s intellectual property. At December 31, 2007, we had loaned Raven $1.3 million under these loans.
Net cash used in operating activities of $25.2 million, $70.5 million and $46.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, was primarily attributable to our operating income (losses). Cash used in operating activities was also affected by the following significant non-cash items:
•	Gain on foreign currency transactions of $7.5 million and $0.8 million in 2006 and 2005, respectively, resulting from the declining value of the Korean Won from our 2002 investment in Celltrion through the date we sold our investment. We did not have any realized gains or losses on foreign currency transactions in 2007 primarily because we sold substantially all of our Celltrion common stock by December 31, 2006;

•	Depreciation and amortization of $6.8 million, $6.3 million and $4.7 million in 2007, 2006 and 2005, respectively. The 2007 increase is primarily due to the acceleration of depreciation on leasehold improvements associated with a building we will be vacating in early 2008. The 2006 increase reflects the continued expansion of our California facilities;

•	Changes in the fair value of outstanding derivatives were income (expense) of $4.7 million, ($5.3) million and ($1.1) million in 2007, 2006 and 2005, respectively, primarily due to the issuance of our Notes in 2005, and changes in the underlying assumptions in the valuations of the derivatives, including the probability of a change in control as defined in the Notes and the expected fair value of our common stock;

•	Impairment of property and equipment of $10.7 million in 2007, triggered by the Merger Agreement signed in November 2007 as well as the October 2007 Lease Amendment;

•	Equity in loss of affiliate of zero, $5.3 million and $2.4 million in 2007, 2006 and 2005, respectively, for our share of Celltrion’s net losses under the equity method of accounting from July 1, 2005 to June 30, 2006, which reflects the increased activities of Celltrion in 2006;

•	Minority interest in loss of variable interest entity of $4.1 million, for their share of Celltrion’s net losses for 2005. No such charges were incurred in 2006 or 2007 due to the deconsolidation of Celltrion effective July 1, 2005; and

•	Stock-based compensation of $2.2 million, $2.9 million and $6.2 million in 2007, 2006 and 2005, respectively. The charges in 2007 and 2006 reflect the adoption of FAS 123R on January 1, 2006. The decrease in 2006 is primarily due to the 2005 ESPP modification charges of $3.5 million. There were no ESPP modifications after 2005.

The $104.0 million gain on the 2006 sale of substantially all of our investment in Celltrion was fully collected in 2006; however, the $11.2 million gain on the 2005 sale of some of our investment in Celltrion was not fully collected by December 31, 2005. These gains are removed from operating activities and the net proceeds received are reflected in investing activities. In addition, during 2007, we paid the final $2.4 million of fees due to a financial advisor from the 2006 sale.
Cash used in operating activities was also affected by the following in 2007 and 2006:
•	Receivables, which decreased by $7.7 million in 2007 and increased by $4.4 million in 2006 primarily due to the timing of and end to billings sent to the U.S. government;

•	Accounts payable, which decreased by $3.9 million in 2007 and by $5.4 million in 2006 primarily due to the timing of payments near year end and the reduced level of operating activities at December 31, 2007;

•	Accrued and other current liabilities, which decreased by $0.7 million in 2007 and by $8.2 million in 2006 primarily due to reduced operating levels and a $ 4.3 million reduction in employment-related accruals from the end of 2005 to the end of 2006, of which $3.5 million related to the ESPP Bonus;

•	Prepaid expenses and other current assets, which decreased by $1.4 million in 2007 and increased by $0.9 million in 2006, primarily due to the collection of $0.5 million of restricted cash and the timing of rent payments of $0.4 million; and

•	Other, which decreased by $0.1 million in 2007 and $1.4 million in 2006 primarily due to the reimbursement of leasehold improvements from our landlord, which were recorded as deferred rent.
Cash used in operating activities was also affected by the following in 2006 and 2005:
•	Accrued and other current liabilities, which decreased by $8.2 million in 2006 and increased by $2.6 million in 2005 primarily due to reduced operating levels and a $4.3 million reduction in employment-related accruals from the end of 2005 to the end of 2006, of which $3.5 million related to the ESPP Bonus;

•	Accounts payable, which decreased by $5.4 million in 2006 and increased by $5.4 million in 2005 primarily due to the timing of payments near year end and the reduced level of operating activities at December 31, 2006;

•	Receivables, which increased by $4.4 million in 2006 and decreased by $1.3 million in 2005 primarily due to the timing of billings sent to the U.S. government; and

•	Other, which decreased by $1.4 million in 2006 and $2.4 million in 2005 primarily due to the reimbursement of leasehold improvements from our landlord, which were recorded as deferred rent.
Net cash from investing activities of $16.8 million in 2007 consisted primarily of the net of activities relating to the purchase and sale of investment securities offset by expenses related to our proposed merger with Raven. Net cash from investing activities in 2006 consisted primarily of the $127.8 million in net proceeds from the sale of our Celltrion common stock, net of activities relating to the purchase and sale of investment securities.
Capital expenditures by year included the following:
•	2007 consisted of a nominal amount of equipment associated with maintaining our California facilities;

•	2006 primarily consisted of $2.4 million for software, equipment and leasehold improvements associated with our California facilities; and

•	2005 primarily consisted of $22.5 million for construction in progress relating to Celltrion’s biomanufacturing facility in Incheon, Republic of Korea and $9.8 million for equipment and leasehold improvements associated with our California facilities. In addition, during 2005 we purchased $4.7 million of software and services related to the implementation of a new enterprise resource planning system.
Other capital expenditures are not expected to be significant in 2008, pending the proposed merger with Raven.
Net cash provided by our financing activities of $25.2 million in 2006 reflect the net proceeds from a February 2006 private placement of 3,500,000 shares of our common stock and associated warrants at $7.70 per common share, at a discount to the $9.20 per share closing price, net of $1.7 million of transaction expenses.
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

At December 31, 2007, $71.6 million, or 80%, of our assets consisted of cash, cash equivalents and investment securities. Working capital was $65.0 million at December 31, 2007, compared to working capital of $89.8 million at December 31, 2006. This decrease in working capital is due primarily to the following:
•	Cash, cash equivalents and investment securities, which decreased by $26.1 million primarily due to operating losses;

•	Receivables, which decreased by $7.7 million in 2007 primarily due to the end of billings to the U.S. government;

•	Prepaid expenses and other current assets, which decreased by $1.4 million, primarily due to the collection of $0.5 million of restricted cash and the timing of rent payments of $0.4 million;

•	Derivative liabilities, which decreased by $4.7 million as a result of changes in our assumption related to the probability of a change in control related to the put option associated with the Notes; and

•	Accrued and other current liabilities, which decreased by $0.7 million, and accounts payable, which decreased by $3.9 million, primarily due to the timing of payments near year end and the reduced level of operating activities at December 31, 2007.
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
We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs, capital expenditures, debt obligations and commitments through at least December 31, 2008. Our future capital requirements will depend upon whether the merger with Raven is approved by our stockholders and subsequently consummated, as well as our ability to identify and exploit additional business opportunities.
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					2013 and
	Total	2008	2009-10	2011-12	beyond
	(in thousands)
Note obligations (1)(4)	$35,832	$1,733	$34,099	$—	$—
Operating lease obligations (2)	22,337	2,186	4,870	4,799	10,482
Purchase obligations (3)	382	180	102	36	64

Total contractual obligations	$58,551	$4,099	$39,071	$4,835	$10,546

(1)	Note obligations consist of principal and interest payments on our Notes. The Notes require us to make semi-annual payments of interest in cash at a rate of 5 1/2%, due April 1 and October 1. If a change in control occurs, as defined in the indenture, on or prior to the stated maturity of the Notes, the holders of the Notes may require, under certain circumstances, us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the holders request such a repurchase, we or our successor entity, may choose to pay in cash, common stock or a combination of cash and common stock.

(2)	Operating lease obligations include office and laboratory facilities and equipment under non-cancelable operating leases.

(3)	Purchase obligations include service agreements and license agreements.

(4)	In February 2008, the Company repurchased two of its Notes due in 2010 in an aggregate principal amount of $1.5 million at a purchase price of $0.8 million, plus accrued interest.

As discussed in the Notes to the Consolidated Financial Statements, effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” At December 31, 2007, the Company had a liability for unrecognized tax benefits totaling $2.7 million. Due to the uncertainties related to these tax matters, we are unable to reasonably estimate when a cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements
As of December 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, or FAS 159, which permits all entities to choose to measure eligible items, including many financial instruments, at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Most of the provisions in FAS 159 are elective; however, the amendment to FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of adopting FAS 159 on our consolidated financial position, results of operations and cash flows.
In June 2007, the Emerging Issues Task Force, or EITF, published Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF 07-3 is effective beginning on January 1, 2008. Earlier application is not permitted. We do not expect that adoption of this new standard will have a material effect on our consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, or FAS 141R, and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, or FAS 160. FAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141R and FAS 160 are effective beginning in the first quarter of 2010. Early adoption is not permitted. We are currently evaluating the impact that FAS 141R and FAS 160 will have on our consolidated financial position, results of operations and cash flows.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Our operations and cash flows are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and in the underlying assumptions used to value our derivative liabilities.
Interest Rate Risk
Our exposure to market rate changes is related primarily to debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At December 31, 2007, we held bank and corporate obligations in our cash, cash equivalents and investment securities in the principal amount of $47.3 million. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less. At December 31, 2007, our investment securities had a remaining weighted-average maturity of less than three months. As a result of these short maturities, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2007, the fair value of our portfolio would decline by approximately 0.3%. There have been no material changes in our interest rate risk since December 31, 2006.
Indebtedness
At December 31, 2007, our outstanding non-current liabilities include $31.5 million of Notes due April 1, 2010 pursuant to our financing through a private placement of these Notes in April 2005. As the Notes bear interest at a fixed rate, our interest expense under the Notes would not be affected by interest rate changes. There have been no material changes in our indebtedness risk since December 31, 2006.

Derivative Valuation Risk
The terms of our Notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other income of $4.7 million for the year ended December 31, 2007.
At December 31, 2007, the embedded derivative liability was valued at $3.5 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event.
Of these valuation parameters, management’s assessment of the probability of a change in control is the most subjective and also has the greatest influence on fair value. Note that a merger with Raven would not be considered a change of control for this purpose.  We assessed the probability of a change in control at 40% at December 31, 2007. A 5% increase or decrease in this assumption would result in a change in fair value of the derivative liability of approximately $0.3 million to $0.4 million. However, there would be no impact on our cash flows. There have been no material changes in our derivative valuation risk since December 31, 2006.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Stockholders
of VaxGen, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of VaxGen, Inc. and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company changed the manner in which it accounts for stock-based compensation. In addition, as discussed in Note 11 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 17, 2008

VaxGen, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents:
Cash and commercial paper	$64,726	$18,697
Reverse repurchase agreements	—	54,378

Total cash and cash equivalents	64,726	73,075
Investment securities	6,889	24,668
Accounts receivable	199	516
Unbilled accounts receivable	—	7,164
Due from related party	—	284
Prepaid expenses and other current assets	1,167	2,544

Total current assets	72,981	108,251
Property and equipment	10,806	28,417
Restricted cash	1,556	2,895
Other assets	4,622	2,497

Total assets	$89,965	$142,060

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,151	$4,660
Accrued and other current liabilities	2,326	5,553
Derivative liability	3,500	8,220
Due to related party	—	57

Total current liabilities	7,977	18,490
Convertible senior subordinated notes	30,679	30,321
Deferred rent and other liabilities	4,270	4,188

Total liabilities	42,926	52,999

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 65,000,000 shares authorized; 33,106,523 shares issued and outstanding at December 31, 2007 and 2006	331	331
Additional paid-in capital	301,378	299,226
Accumulated deficit	(254,678)	(210,498)
Accumulated other comprehensive income	8	2

Total stockholders’ equity	47,039	89,061

Total liabilities and stockholders’ equity	$89,965	$142,060

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Research contracts and grants	$4,098	$13,205	$29,073
Other services	913	—	—
Related party services	—	1,631	866

Total revenues	5,011	14,836	29,939

Operating expenses:
Research and development	19,653	49,001	64,230
General and administrative	20,437	27,683	32,905
Impairment of property and equipment	10,681	—	—
Restructuring	5,374	—	—

Total operating expenses	56,145	76,684	97,135

Loss from operations	(51,134)	(61,848)	(67,196)

Other income (expense):
Interest expense	(2,447)	(2,470)	(2,360)
Interest and other income	4,681	2,239	967
Valuation adjustments	4,720	(5,295)	(1,129)
Equity in loss of affiliate	—	(5,290)	(2,370)
Gain on foreign currency transactions	—	7,454	825
Gain on sale of investment in affiliate	—	104,012	11,196

Total other income, net	6,954	100,650	7,129

Income (loss) before minority interest	(44,180)	38,802	(60,067)
Minority interest in loss of variable interest entity	—	—	4,109

Income (loss) before taxes	(44,180)	38,802	(55,958)
Income taxes	—	1,210	—

Net income (loss)	$(44,180)	$37,592	$(55,958)

Net income (loss) per share, basic and diluted	$(1.33)	$1.15	$(1.89)

Weighted average shares used in computing basic and diluted net income (loss) per share:
Basic	33,107	32,723	29,599

Diluted	33,107	32,797	29,599

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(in thousands, except share data)

						Accumulated
			Additional	Deferred		Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Equity
Balance at December 31, 2004	29,176,883	$292	$265,635	$(1,640)	$(192,132)	$5,071	$77,226

Net loss	—	—	—	—	(55,958)	—	(55,958)
Change in net unrealized gain on securities	—	—	—	—	—	(16)	(16)
Foreign currency translation	—	—	—	—	—	1,809	1,809
Reclassification adjustment for gain realized	—	—	—	—	—	(825)	(825)

Total comprehensive loss							(54,990)
Warrant exercises	429,640	4	(4)	—	—	—	—
Employee benefit award modifications	—	—	5,099	705	—	—	5,804
Stock-based compensation	—	—	—	142	—	—	142
Deconsolidation of VIE stock options	—	—	(445)	445	—	—	—
Effect of VIE and affiliate equity transactions	—	—	(4,037)	—	—	—	(4,037)

Balance at December 31, 2005	29,606,523	296	266,248	(348)	(248,090)	6,039	24,145

VaxGen, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (continued)
(in thousands, except share data)

						Accumulated
			Additional	Deferred		Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Equity
Balance at December 31, 2005	29,606,523	$296	$266,248	$(348)	$(248,090)	$6,039	$24,145

Net income	—	—	—	—	37,592	—	37,592
Change in net unrealized gain on securities	—	—	—	—	—	65	65
Foreign currency translation	—	—	—	—	—	1,245	1,245
Reclassification adjustment for gain realized	—	—	—	—	—	(7,347)	(7,347)

Total comprehensive income							31,555
Private placement, net of issuance costs of $1,724	3,500,000	35	25,191	—	—	—	25,226
Stock-based compensation	—	—	2,890	—	—	—	2,890
Cumulative effect of adoption of FAS 123R	—	—	(348)	348	—	—	—
Effect of affiliate equity transactions	—	—	5,245	—	—	—	5,245

Balance at December 31, 2006	33,106,523	331	299,226	—	(210,498)	2	89,061

Net loss	—	—	—	—	(44,180)	—	(44,180)
Change in net unrealized gain on securities	—	—	—	—	—	6	6

Total comprehensive loss							(44,174)
Stock-based compensation	—	—	2,152	—	—	—	2,152

Balance at December 31, 2007	33,106,523	$331	$301,378	$—	$(254,678)	$8	$47,039

The accompanying notes to consolidated financial statements
are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(44,180)	$37,592	$(55,958)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment in affiliate	—	(104,012)	(11,196)
Gain on foreign currency transactions	—	(7,454)	(825)
Equity in loss of affiliate	—	5,290	2,370
Valuation adjustments	(4,720)	5,295	1,129
Impairment of property and equipment	10,681	—	—
Minority interest in loss of variable interest entity	—	—	(4,109)
Depreciation and amortization	6,757	6,253	4,747
Stock-based compensation	2,152	2,890	6,202
Amortization of premiums and discounts on investment securities	(1,210)	(290)	85
Non-cash interest expense	713	710	530
Changes in assets and liabilities:
Receivables	7,708	(4,405)	1,310
Prepaid expenses and other current assets	1,417	(879)	160
Accounts payable	(3,932)	(5,360)	5,443
Accrued and other current liabilities	(692)	(8,160)	2,600
Due to/from related parties	—	674	(901)
Other	140	1,365	2,359

Net cash used in operating activities	(25,166)	(70,491)	(46,054)

Cash flows from investing activities:
Proceeds from sale of investment in affiliate	(2,441)	127,813	12,509
Purchase of investment securities	(50,121)	(24,380)	—
Proceeds from sale and maturities of investment securities	69,116	12,533	13,817
Purchase of property and equipment	(19)	(2,395)	(37,004)
Purchase of investment in affiliate	—	—	(1,152)
Change in restricted cash	1,339	383	(2,174)
Cash used in deconsolidation of VIE	—	—	(3,811)
Expenses related to proposed merger and bridge loan	(1,848)	—	—
Other	791	(174)	(1,891)

Net cash provided by (used in) investing activities	16,817	113,780	(19,706)

Cash flows from financing activities:
Proceeds from private placements, net	—	25,226	9,482
Proceeds from convertible senior subordinated notes and derivative liability, net	—	—	29,722
Proceeds from non-current obligations	—	—	10,493
Other	—	—	(75)

Net cash provided by financing activities	—	25,226	49,622

Increase (decrease) in cash and cash equivalents	(8,349)	68,515	(16,138)
Cash and cash equivalents at beginning of year	73,075	4,560	20,698

Cash and cash equivalents at end of year	$64,726	$73,075	$4,560

Supplemental disclosure of cash flow information:
Interest paid	$1,733	$1,733	$1,206
Income taxes paid	1,150	—	—
The accompanying notes to consolidated financial statements
are an integral part of these statements

VaxGen, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Nature of Business Activities
The consolidated financial statements of VaxGen, Inc., or VaxGen, and its subsidiaries, collectively referred to as the Company, include the accounts of VaxGen, its subsidiary, VaxGen-Celltrion, Inc., or VCI, and through June 30, 2005, a variable interest entity, or VIE, Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea.
VaxGen is a biopharmaceutical company focused on the development, manufacture and commercialization of biologic products for the treatment of human disease. VaxGen was incorporated on November 27, 1995 and formed to complete the development of an investigational recombinant protein vaccine intended to prevent infection by human immunodeficiency virus. In 2002, VaxGen broadened its product development portfolio to include biodefense vaccines.
Revenues prior to March 31, 2007 primarily reflect work performed for the U.S. government and the reimbursement of restructuring costs incurred as a result of the termination in December 2006 of the Company’s contract to provide vaccine to the U.S. government’s Strategic National Stockpile, or SNS. Services revenues are also earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and construction of Celltrion’s manufacturing facility.
In November 2007, the Company entered into an Agreement and Plan of Merger, as amended in December 2007, or Merger Agreement, with Raven biotechnologies, inc., or Raven. Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will issue, and holders of Raven Series D preferred stock will receive, shares of VaxGen common stock, such that following the consummation of the transactions contemplated by the Merger Agreement, VaxGen stockholders will own approximately 50.9% of the combined company and Raven Series D preferred stockholders will own approximately 49.1% of the combined company. The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code, or Code. The merger is subject to customary closing conditions, including approval by VaxGen stockholders. A special meeting of stockholders has been called for March 28, 2008 to vote on, among other things, a proposal to approve the issuance of shares in the proposed merger.
Delisting from the Nasdaq National Market
As a result of the Company’s inability to timely file required periodic reports with the Securities and Exchange Commission, or SEC, the Company was delisted effective August 9, 2004 from the Nasdaq National Market, now the Nasdaq Global Market, or Nasdaq. At December 31, 2007, the Company’s common stock was traded over the counter and quoted on the Pink Sheets under the symbol VXGN.PK.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, which include, among others, those related to long-lived assets, property and equipment, embedded derivative liability, stock-based compensation, income taxes and other contingencies. The estimates are based on historical experience and on various other assumptions that appear to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of VaxGen and VCI as well as those of Celltrion through June 30, 2005. All inter-company accounts and transactions have been eliminated in consolidation. The condition for control of entities is the ownership of a majority voting interest or the ability to otherwise exercise control over the entity.
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

In February 2002, Celltrion was formed by VaxGen along with Nexol Biotech Co. Ltd., Nexol Co. Ltd., or Nexol, Korea Tobacco & Ginseng Corporation and J. Stephen & Company Ventures Ltd., collectively referred to as the Korean Investors, to build and operate a mammalian cell culture biomanufacturing facility in Incheon, Republic of Korea, and to provide partial funding for the construction of a manufacturing facility under VaxGen control in South San Francisco, California.
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
During 2006, VaxGen received gross proceeds of $130.3 million from the sale of substantially all of its Celltrion common stock to Nexol and affiliates of Nexol. As a result, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or participate in Celltrion’s management. Accordingly, VaxGen no longer had the ability to exercise significant influence over the operating and financial policies of Celltrion, and as of July 1, 2006, VaxGen accounted for its investment in Celltrion under the cost method. At December 31, 2007 and 2006, VaxGen held a nominal ownership interest in Celltrion.
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
Investment Securities
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates classifications at each balance sheet date. If declines in value are deemed other-than-temporary, a charge is made to net income (loss) for the period. At December 31, 2007 and 2006, investment securities consisted of corporate obligations with an original maturity date at purchase greater than three months. These securities were classified as “available-for-sale” securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income (loss). All investment securities are held for use in current operations and are classified in current assets. Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, investment securities, receivables and restricted cash. VaxGen’s cash and cash equivalents are deposited in demand and money market accounts at one financial institution. The Company’s balances are in excess of federal depository insurance limitations. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company’s principal source of revenue was the U.S. government and related entities. At December 31, 2006, the Company’s receivables are concentrated primarily with the U.S. government. At December 31, 2007, the Company’s receivables are due from Celltrion. The Company has not experienced any significant losses on its receivables.
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

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Equipment, consisting of manufacturing machinery, laboratory equipment, computers and other office furniture and equipment, is depreciated using the straight-line method over the assets’ estimated useful lives of three to six years. Software is depreciated using the straight-line method over the assets’ estimated useful life of five years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease. Significant additions and improvements that materially increase values, change capacities or extend useful lives are capitalized, while repairs and maintenance costs are charged to expenses as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period recognized.
The Company evaluates the carrying value of property and equipment in accordance with the provisions of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset; a significant, other-than-temporary change in the manner or extent that an asset is used, including a decision to abandon acquired products, services or technologies; a significant adverse change in operations or business climate affecting the asset; and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. When such an event occurs, management determines whether there has been impairment by comparing the undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value. Fair value is determined based either on estimated realizable value, discounted cash flows or appraised values, depending on the nature of the asset. All long-lived assets held for sale are reported at the lower of carrying amount or fair market value, less expected selling costs.
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

In July 2006, the FASB issued FASB Interpretation No., or FIN, 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. Effective January 1, 2007, the Company adopted FIN 48 and FIN 48-1. The Company regularly assesses its tax positions and includes reserves for differences in position in accordance with FIN 48. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of a tax examination or upon settlement.
Valuation of Derivative Instruments
The Company values certain embedded features it issued in connection with the financing of Convertible Senior Subordinated Notes, or Notes, in 2005 as a derivative liability under Financial Accounting Standard, or FAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133. The Company estimates the fair value of its derivative liability each quarter using the Monte Carlo Simulation methodology. This methodology is complex and requires significant judgments in the estimation of fair values based on certain assumptions. Factors affecting the amount of this liability include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. The embedded derivative liability does not qualify for hedge accounting under FAS 133 and therefore, changes in value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s consolidated statements of operations. These changes in the carrying value of the derivative can have a material impact on the Company’s consolidated financial statements. The derivative liability may be reclassified into stockholders’ equity upon conversion, payment or expiration of the convertible senior subordinated notes or other events, the timing of which may be outside the Company’s control.
Fair Value of Financial Instruments
The Company has short-term financial instruments other than cash, cash equivalents and investment securities consisting of receivables, accounts payable, accrued liabilities and due to/from related parties. The fair value of these financial instruments approximates their carrying amount due to their short-term nature. The Company also has longer-term financial instruments consisting of convertible senior subordinated notes. The fair value of these financial instruments was estimated to be $20.4 million at December 31, 2007. The fair value of the convertible senior subordinated notes does not approximate its carrying amount of $30.7 million at December 31, 2007. The difference is primarily attributable to changes in the market value of the Company’s common stock.
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
The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements for the year ended December 31, 2007 and 2006 reflect the impact of FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Upon the adoption of FAS 123R in January 2006, the deferred stock compensation balance of $0.3 million was reclassified to additional paid-in-capital, reflecting the cumulative effect of adopting FAS 123R. The Company adopted the short-cut method for calculating the beginning balance of the additional paid in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of FAS 123R. The Company has not recognized excess tax benefits related to employee stock-based compensation and, therefore, does not currently have an APIC Pool because the related deductions are embedded in the Company’s net operating loss carryforwards.
Prior to January 1, 2006, the Company accounted for stock-based compensation based upon the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only provisions of FAS No. 123, Accounting for Stock-Based Compensation, or FAS 123, and FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts, estimated on the date of grant using the Black-Scholes option pricing model, as indicated below (in thousands, except per share data):

Year ended
December 31,
2005
Net loss — as reported	$(55,958)
Add: Stock-based employee compensation expense included in reported net loss, net of minority interest	6,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(12,164)

Net loss — pro forma	$(62,122)

Net loss per share — basic and diluted, as reported	$(1.89)
Net loss per share — basic and diluted, pro forma	$(2.10)
During 2005, there were no stock options granted by VaxGen and there were no enrollments in the Employee Stock Purchase Plan. During 2005, there were stock options granted by Celltrion during the period that Celltrion was consolidated with VaxGen.
For the year ended December 31, 2005, the value of each Celltrion option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no expected dividends):

Risk-free interest rate	4.3%
Expected average life	6 years
Volatility	62%
See Note 10, Stock Options and Warrants, for more information regarding stock-based compensation.
Foreign Currency Translation
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
New Accounting Pronouncements
In September 2006, the FASB issued FAS No. 157, Fair Value Measurement, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of adopting FAS 157 on its consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, or FAS 159, which permits all entities to choose to measure eligible items, including many financial instruments, at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Most of the provisions in FAS 159 are elective; however, the amendment to FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of adopting FAS 159 on its consolidated financial position, results of operations and cash flows.
In June 2007, the Emerging Issues Task Force, or EITF, published Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF 07-3 is effective beginning on January 1, 2008. Earlier application is not permitted. The Company does not expect that adoption of this new standard will have a material effect on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, or FAS 141R, and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, or FAS 160. FAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141R and FAS 160 are effective beginning in the first quarter of 2010. Early adoption is not permitted. The Company is currently evaluating the impact that FAS 141R and FAS 160 will have on its consolidated financial position, results of operations and cash flows.
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

	Year Ended December 31,
	2007	2006	2005
Net income (loss) (Numerator)	$(44,180)	$37,592	$(55,958)

Weighted average shares (Denominator):
Weighted average shares for basic EPS	33,107	32,723	29,599
Effect of potentially dilutive common shares	—	74	—

Adjusted weighted average shares for diluted EPS	33,107	32,797	29,599

Basic net income (loss) per share	$(1.33)	$1.15	$(1.89)

Diluted net income (loss) per share	$(1.33)	$1.15	$(1.89)

The following is a summary of potentially dilutive common shares that were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Year Ended December 31,
	2007	2006	2005
Stock options	5,350	3,988	4,484
Convertible senior subordinated notes	2,134	2,134	2,134
Warrants	2,317	2,009	959

Total	9,801	8,131	7,577

4. Balance Sheet Components
Reverse Repurchase Agreements
At December 31, 2007, the Company did not have any Reverse Repurchase Agreements, or Reverse Repos. The following is a summary of Reverse Repos entered into at December 31, 2006 (in thousands), at cost which approximates market value:

Institution:
Morgan Stanley	$19,627
Merrill Lynch	16,371
Citigroup	9,000
Other	9,380

$54,378

Investment Securities
The following is a summary of available-for-sale investment securities at December 31 (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Market Value
2007:
Corporate obligations	$6,881	$8	$—	$6,889

2006:
Corporate obligations	$24,666	$2	$—	$24,668

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The investment securities at December 31, 2007 all have a contractual maturity of one year or less. Investment income for the years ended December 31, 2007, 2006 and 2005 of $4.6 million, $2.2 million and $1.0 million, respectively, includes interest income and amortization and accretion of discounts and premiums, as well as realized gains and losses. No gross gains or losses were realized upon the sale of investment securities during the three years ended December 31, 2007, except for $0.1 million of losses which were realized during the year ended December 31, 2005.
Property and Equipment
The following is a summary of property and equipment (in thousands):

	December 31,
	2007	2006
Equipment, furniture and fixtures	$3,656	$19,127
Leasehold improvements	6,682	17,872
Software	468	7,614

	10,806	44,613
Less: accumulated depreciation and amortization	—	(16,196)

	$10,806	$28,417

Depreciation and amortization expense was $6.8 million, $6.3 million and $4.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. In 2002 and 2003, Celltrion obtained long-term financing for its land purchase and construction of its administration and manufacturing facilities. These loans were included in the balance of non-current obligations; however, as a result of the deconsolidation of Celltrion in 2005, these obligations are not reflected in the Company’s consolidated balance sheet at December 31, 2007 or 2006. For all non-current obligations, interest of $1.0 million was capitalized for the year ended December 31, 2005 (while Celltrion was consolidated). All capitalized interest is included in the cost basis of the buildings during construction. For the year ended December 31, 2005 (while Celltrion was consolidated), interest expense of $0.5 million is included in the consolidated statement of operations for Celltrion’s non-current obligations. Celltrion was not consolidated in 2007 or 2006 and therefore no interest expense from its non-current obligations is included in the consolidated statement of operations for the year ended December 31, 2007 and 2006.
The Company records impairments of property and equipment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In October 2007, the Company amended its lease agreement and agreed to relinquish occupancy of one of its two buildings subject to the lease, effective March 1, 2008. Accordingly, the useful life of the leasehold improvements in this building was revised to end on that date. Upon completion of an impairment analysis as of December 31, 2007, the Company determined that the estimated future undiscounted cash flows of these leasehold improvements were less than their carrying value. As of December 31, 2007, the Company estimated that the fair market value of these leasehold improvements was less than the carrying value by $0.4 million, which was recorded as an impairment of property and equipment in the statement of operations for the year ended December 31, 2007. Because these assets will be abandoned upon vacating the building in February 2008, the fair market value of these assets as of December 31, 2007 was estimated based on the depreciation of these assets for the remaining two months of their useful lives.
The November 2007 announcement of a proposed merger with Raven acted as a trigger for an assessment of an impairment of the Company’s equipment, software and leasehold improvements related to its California manufacturing facility, and based upon the impairment test performed, the Company noted a decrease in its estimated future undiscounted cash flows to below the carrying value of these assets. At December 31, 2007, the Company estimated that the fair market values of these assets were less than the carrying values of these assets by $10.3 million, which was recorded as an impairment of property and equipment in the statement of operations for the year ended December 31, 2007. The Company estimated the fair market value of these assets based on estimated realizable value upon sale of the facility determined by discussions with sales agents and efforts to date in the marketing of the facility; discussions with resellers relating to the manufacturing equipment; and the depreciation of software over the remaining estimated useful life prior to abandonment, which is expected in May 2008.
Restricted Cash
At December 31, 2007 and 2006, VaxGen had restricted cash of $1.6 million and $3.4 million, respectively, as compensating balances to support outstanding letters of credit. The letters of credit relate to the Company’s facilities leases and are renewed annually. At December 31, 2006, $0.5 million of restricted cash is included in other current assets because the restrictions were removed during 2007.
Other Non-current Assets
At December 31, 2007, other assets included $1.9 million primarily for professional fees associated with the proposed merger with Raven. These fees are considered part of the proposed purchase price of Raven.

At December 31, 2007, other assets also included $1.3 million loaned to Raven under a bridge loan agreement, or Bridge Loan. In November 2007, the Company entered into a Bridge Loan with Raven, which provides for the Company to lend Raven up to $6 million in the aggregate, beginning December 1, 2007. Under the Bridge Loan, the Company is obligated to provide monthly loan advances to Raven based on a schedule attached to the Bridge Loan. These obligations to make loan advances to Raven will end on the earliest to occur of (1) the closing of the merger, (2) April 1, 2008, (3) 30 days after a termination of the Merger Agreement other than for breach, or (4) immediately if the Company terminates the Merger Agreement, either because of a breach by Raven or because the Company decides to pursue an alternative transaction as permitted in the Merger Agreement and the Company pays the $2 million break up fee specified in the Merger Agreement.
Upon the closing of the merger, the loans will be forgiven and included as part of the purchase price of Raven. If the merger does not close and Raven has not breached the Merger Agreement and neither party has elected to pursue an alternative transaction, then the loans are to be repaid in full on June 1, 2009. If the Merger Agreement is terminated because of a breach by Raven, then the loans are subject to repayment within 60 days after termination. If the Merger Agreement is terminated because Raven has determined to pursue an alternative transaction, the loans are subject to repayment on the earlier of 10 days after the termination or the closing of the Raven alternative transaction. The loans are subject to repayment in full if there is an event of default under the promissory note. The loans are also subject to mandatory prepayment if the merger does not close and Raven obtains equity or debt financing. In that event, the amount of prepayment will be 10% of the amount of the proceeds of any equity or debt financing up to $5 million, and will be 20% of the amount of the proceeds of any equity or debt financing in excess of $5 million.
The loans are subordinated to the interests of Raven’s senior lender, Venture Lending and Leasing, or VLL. The loans are senior to the loans made by Raven’s Series D preferred stockholders under a note purchase agreement between such stockholders and Raven dated November 12, 2007. At any time, the Company can prepay the amount of indebtedness that Raven owes to VLL, and upon such repayment, the loans will be increased by the amount paid to VLL and the loans will automatically become secured by all of Raven’s intellectual property.
Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Employment benefits and severance	$1,398	$2,049
Income taxes	60	1,210
Interest on convertible notes	433	433
Clinical trial expenses	—	931
Subcontractor settlement	—	450
Other	435	480

	$2,326	$5,553

Restructurings
In January 2007, the Company restructured operations to significantly reduce operating costs and announced it was actively pursuing avenues to enhance stockholder value through a strategic transaction. The Company incurred restructuring costs associated with this plan of $2.6 million for employee termination benefits, $0.1 million related to the acceleration of stock options and $1.0 million of costs associated with the consolidation of its facilities in California. The majority of these costs were recovered from the U.S. government as part of the April 2007 settlement agreement. In May and September 2007, the Company further reduced its workforce to decrease operating costs. Restructuring costs of $1.7 million relating to the May and September 2007 workforce reductions included employee termination and benefit costs. Severance, benefit and other costs associated with restructuring activities were recorded in accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
All restructuring costs are expected to be paid by December 31, 2008. At December 31, 2007, $0.3 million of these costs were unpaid and recorded in accrued and other current liabilities and include the following:

	Balance			Balance
	as of			as of
	December 31,	Costs	Amounts	Dec. 31,
	2006	Incurred	Paid	2007

Workforce reduction	$—	$4,368	$(4,068)	$300
Consolidation of excess facilities and other	—	1,006	(1,006)	—

Total	$—	$5,374	$(5,074)	$300

Accumulated Other Comprehensive Income
Comprehensive income combines net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) represents unrealized gains or losses on investment securities that are reported as a component of stockholders’ equity in the consolidated balance sheet.
5. Contracts
In September 2002, the Company was awarded a cost-plus contract from the National Institute of Allergy and Infectious Diseases, or NIAID, or 2002 Anthrax Contract, to develop rPA102, a recombinant Protective Antigen anthrax vaccine, and to create a feasibility plan for how the Company would manufacture an emergency stockpile of 25 million doses of the vaccine. Under the 2002 Anthrax Contract, $20.9 million was awarded to develop the vaccine candidate initially developed by U.S. Army Medical Research Institute of Infectious Diseases, which combines the safety benefits of a vaccine made through modern recombinant technology with the ability to stimulate immunity to anthrax Protective Antigen.
In September 2003, the Company was awarded a second contract from NIAID valued at $80.3 million, or 2003 Anthrax Contract, for the advanced development of the Company’s anthrax vaccine candidate, together with the 2002 Anthrax Contract referred to as the Anthrax Contracts. The 2003 Anthrax Contract was intended to fund development through manufacturing scale-up and completion of two Phase 2 clinical studies, which would support the filing of a Biologics License Application with the U.S. Food and Drug Administration, or FDA. In December 2004, NIAID notified the Company of its intent to terminate, for its convenience, a portion of the 2003 Anthrax Contract and redirect the funds earmarked for the terminated portion into other contract milestones, leaving the total contract value unchanged.
In November 2004, the Office of Public Health Emergency and Preparedness awarded the Company a contract valued at $877.5 million to provide 75 million doses of rPA102 to the SNS for civilian defense, or SNS Contract. The Company is entitled to recover only a portion of the development costs associated with this work from the Anthrax Contracts. In May 2006, the Company received a unilateral contract modification from the U.S. Department of Health and Human Services, or HHS, related to the SNS Contract. In November 2006, VaxGen received a clinical hold notification from the FDA that postponed the initiation of the second Phase 2 trial for rPA102.
In December 2006, HHS terminated for default the SNS Contract. HHS based the decision on its determination that VaxGen “failed to successfully cure the condition endangering performance and failed to” meet a milestone imposed by HHS that required VaxGen to initiate a clinical trial of the vaccine candidate by December 18, 2006.
In April 2007, the Company entered into a settlement agreement with HHS. In accordance with the agreement, the parties terminated the remaining cost-plus contract related to the development and delivery of a next-generation anthrax vaccine through a separate contract modification. As part of the settlement agreement, NIAID paid the Company $11.0 million. The settlement agreement also released both parties of all liabilities associated with the Company’s three anthrax government contracts: the 2002 Anthrax Contract, the 2003 Anthrax Contract and the SNS Contract. As part of the settlement agreement, the parties converted the termination of the SNS Contract to a termination for convenience and also terminated the 2003 Anthrax Contract under a bilateral contract modification for the convenience of the government on a no-cost basis, effective April 3, 2007.
In June 2007, the Company and the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, terminated by mutual consent their agreement to co-develop a next-generation, attenuated smallpox vaccine, LC16m8, for use in the United States and elsewhere. Under the terms of the termination agreement, VaxGen transferred to Kaketsuken or its designee all reports, data and materials and all intellectual property rights that relate to conducting non-clinical and clinical development.
6. Convertible Senior Subordinated Notes
In April 2005, the Company raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of Notes, due April 1, 2010. The Notes have the following terms:
•	semi-annual payments of interest in cash at a rate of 5 1/2%, due April 1 and October 1;

•	convert, at the option of the holder, into the Company’s common stock at an initial conversion price of $14.76 per share subject to adjustment;

•	provisional redemption at the Company’s option for a redemption price of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus an interest make-whole payment, under certain circumstances, including among others, that the closing price of the Company’s common stock has exceeded $22.14 per share, subject to adjustment, for at least 20 trading days within a period of 30 consecutive trading days;

•	constitute the Company’s senior subordinated obligations; and

•	if a change in control occurs, as defined in the indenture, on or prior to the stated maturity of the Notes, under certain circumstances the holders of the Notes may require the Company to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the stock price on the effective date of redemption is less than $12.30 per share, no make-whole premium will be paid. If the holders request such a repurchase, the Company or the successor entity, may choose to pay in cash, common stock or a combination of cash and common stock. This feature constitutes a put-option derivative liability.
The Company initially valued the derivative liability associated with the Notes at $1.8 million. This amount was accounted for as a reduction in the initial carrying value of the Notes and an increase to current liabilities. This discount to the Notes is being accreted over five years using the effective interest method. Interest expense for the years ended December 31, 2007, 2006 and 2005 reflects non-cash accretion charges of $0.4 million, $0.4 million and $0.2 million, respectively, related to this discount. For the years ended December 31, 2007, 2006 and 2005, valuation adjustments expense (income) of ($4.7) million, $5.3 million and $1.1 million, respectively, represented the increase (decrease) in the fair value of the derivative liability.
The Company incurred financing expenses associated with the Notes of $1.8 million. This amount was accounted for as an increase to non-current other assets. The financing expenses are being amortized over five years using the straight-line method. Interest expense for the years ended December 31, 2007, 2006 and 2005 reflects non-cash amortization charges related to these expenses of $0.3 million each year.
Interest expense on the Notes for the years ended December 31, 2007, 2006 and 2005 was $2.4 million, $2.4 million and $1.8 million, respectively.
Valuation of Notes and Note Derivatives
The Notes and related derivatives have been valued using the Monte Carlo fair value methodology. The Company completed the valuation of the put option upon a change in control. The Monte Carlo fair value methodology allows flexibility in incorporating various assumptions such as probabilities of a change in control. The valuations are based on the information available as of the various valuation dates.
The inputs for valuation analysis include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the Company’s market capitalization, the conversion rate of the Notes, the risk-free interest rate as well as the credit spread, which represents the Company’s risk premium over the risk-free interest rate.
The key inputs for the valuation analysis were as follows:

	December 31,	December 31,	December 31,	April 5,
	2007	2006	2005	2005

Volatility	109%	91%	97%	99%
Risk free interest rate	3.1%	4.7%	4.4%	4.1%
Credit spread	22.9%	20.3%	13.6%	13.9%
Probability of change in control	40%	95%	20%	15%
7. Celltrion
In June 2005, Celltrion entered into several agreements to manufacture biologic products being developed by Bristol-Myers Squibb Company, or BMS. VaxGen and Celltrion entered into a Technical Support and Services Sub-Agreement, or Sub-Agreement, effective in June 2005. The Sub-Agreement provides for VaxGen to assist Celltrion with services required under Celltrion’s agreement with BMS. Under the Sub-Agreement, VaxGen will be paid for out-of-pocket expenses and services rendered. VaxGen recognized $1.6 million and $0.9 million of related-party revenue under this agreement during the years ended December 31, 2006 and 2005. VaxGen recognized $0.9 million of services revenue under this agreement during the year ended December 31, 2007, as Celltrion is no longer considered to be a related party due to the sale of substantially all of the Company’s investment in Celltrion in 2006.
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

Nexol purchased 250,000 of the shares sold by VaxGen in September 2005. Subsequent to this transaction, Nexol and its affiliates, collectively, became the largest stockholder of Celltrion. Upon this reconsideration event, VaxGen was no longer the primary beneficiary of Celltrion and, in accordance with FIN 46R, Celltrion was deconsolidated from VaxGen effective July 1, 2005. As of July 1, 2005, VaxGen accounted for its investment in Celltrion under the equity method.
During the year ended December 31, 2005 (after the deconsolidation of Celltrion), Celltrion sold 5,054,757 shares of common stock, resulting in gross proceeds of 25,938 million Korean Won ($25.1 million equivalent). As a result, VaxGen’s ownership interest in Celltrion was decreased to 22% and, because of the amounts invested, VaxGen’s net equity in Celltrion decreased by $4.0 million. Because Celltrion was not yet an operating company, this decrease was reflected as an equity transaction included in effect of affiliate equity transactions in the consolidated statements of stockholders’ equity for the year ended December 31, 2005. During the year ended December 31, 2006 (while Celltrion was accounted for under the equity method) and as a result of Celltrion’s equity transactions, VaxGen’s ownership interest in Celltrion was decreased to 8%; however, VaxGen’s net equity in Celltrion increased by $5.2 million. Because Celltrion was not yet an operating company, this increase was reflected as an equity transaction included in effect of affiliate equity transactions in the consolidated statements of stockholders’ equity for the year ended December 31, 2006.
During the year ended December 31, 2006, VaxGen received gross proceeds of $130.3 million from the sale of substantially all of its remaining Celltrion common stock to Nexol and affiliates of Nexol. The Company’s basis in the shares sold in 2006 was $19.0 million. The Company incurred $7.3 million in fees and related expenses associated with the sale of this stock, of which $2.4 million due to a financial advisor was unpaid as of December 31, 2006. As a result, VaxGen was no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, VaxGen no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and as of July 1, 2006, VaxGen accounted for its investment in Celltrion under the cost method. In September 2006, the Revised JVA was terminated and the Korean Investors entered into a Celltrion shareholders’ agreement. In November 2006, Celltrion’s stockholders approved the appointment of their non-VaxGen Co-CEO as the sole CEO of Celltrion. At December 31, 2007, VaxGen held a nominal ownership interest in Celltrion.
In February 2006, Celltrion and VaxGen entered into an agreement whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen compensates Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such internal costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on February 28, 2006) per year and shall be subject to VaxGen’s approval. During the years ended December 31, 2007 and 2006, VaxGen incurred expenses of $1.2 million and $2.6 million, respectively, for internal and external fees and services relating to the preparation, review and audit of Celltrion financial statements in accordance with U.S. GAAP.
Summarized selected financial information of Celltrion (VaxGen’s equity investee between July 1, 2005 and June 30, 2006) is as follows (in thousands):

	Six Months	Year Ended
	Ended June	December 31,
	30, 2006	2005
Operating expenses	$22,953	$8,566
Impairment of intangible asset	—	908

Loss from operations	(22,953)	(9,474)
Other income (expense)	(2,825)	(849)

Net loss	$(25,778)	$(10,323)

June 30,
2006
Current assets	$65,958
Non-current assets	240,831
Current liabilities	38,127
Non-current obligations	148,154
8. Stock Offerings
VaxGen completed the following private placement of common stock during the three years ended December 31, 2007:

	Sales Price	Closing Price		Net Proceeds
Date	Per Share	Per Share	Shares	(in thousands)
February 10, 2006	$7.70	$9.20	3,500,000	$25,226

Financing costs associated with the private placement were $1.7 million. In connection with the financing, VaxGen issued to the accredited institutional investors five-year warrants initially exercisable to purchase 698,637 shares of common stock at an exercise price of $9.24 per share. Because VaxGen did not file all of its delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 698,630 shares of common stock, at a price of $9.24 per share.
As part of this private placement, the Company agreed to file a registration statement to register for resale the common stock issued and the stock issuable upon exercise of the warrants. The Company may be liable for liquidated damages of 1% of the purchase price per month to holders of the shares and shares issuable upon exercise of the warrants if the registration statement ceases to be effective in a manner that violates such obligations. The Company does not consider these liquidated damages to be probable or reasonably estimable. Consequently, no reserves have been established for these matters during the three years ended December 31, 2007. See Note 15, Subsequent Events.
9. Employee Benefit Plans
401(k) Plan
The VaxGen 401(k) Retirement Plan, or 401(k) Plan, covers substantially all full-time employees of VaxGen. Under the 401(k) Plan as amended, VaxGen must match a portion of employee contributions with Company common stock or cash. A total of 300,000 shares of Company common stock have been reserved for issuance under the 401(k) Plan, of which 156,934 had been issued and 143,066 were available for issuance at December 31, 2007. In 2007, 2006 and 2005, VaxGen matched employee contributions under the 401(k) Plan with cash and recorded expense related to 401(k) matching of $0.3 million, $0.8 million and $0.8 million, respectively.
Employee Stock Purchase Plan
The VaxGen 2001 Employee Stock Purchase Plan, or 2001 Purchase Plan, was implemented by a series of 24-month offering periods, each referred to as an Offering Period and collectively as Offering Periods. Offering periods were suspended effective July 1, 2004 as a result of the Company’s delisting from Nasdaq. In September 2005, the Compensation Committee of the Board of Directors approved a contingent bonus program for employees participating in the 2001 Purchase Plan. Under this program, a bonus became payable to participants when the 2001 Purchase Plan was terminated by the Company, or ESPP Bonus, in November 2005. During the year ended December 31, 2005, the Company recorded a research and development expense of $2.5 million and a general and administrative expense of $0.7 million for the cost of this bonus program. The ESPP Bonus was paid in 2006.
The Board of Directors approved the extension of the Offering Periods ended in March 2005, June 2005 and September 2005, which resulted in a modification of the terms. During the year ended December 31, 2005, the Company recorded $2.7 million in non-cash research and development compensation expense and $0.8 million in non-cash general and administrative compensation expense for these modifications.
No shares were issued under the 2001 Purchase Plan during the three years ended December 31, 2007, as the 2001 Purchase Plan was terminated by the Company in 2005.
10. Stock Options and Warrants
(a) Stock Options
1996 Stock Option Plan
The 1996 Stock Option Plan, or Plan, initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2007, options for 4,678,506 shares were outstanding and 3,995,464 shares were available for grant under the Plan. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant.
In 2006, the Company granted options for 175,000 shares of VaxGen common stock to newly hired executives at a weighted average exercise price of $6.44 per share. The aggregate fair value of these options on the date of grant was $0.9 million. In February 2007, the Board of Directors granted to executive officers options for 1,590,000 shares and implemented an option exchange program allowing executive officers to exchange old options for 714,700 shares for new options for 178,675 shares. Options for 265,000 shares were also granted to members of the board of directors. The 2007 options were generally granted with an exercise price of $2.23 per share, the closing market price of one share of the Company’s common stock on the date of grant. The aggregate fair value of the 2007 options on the date of grant was $4.1 million. The 2006 and 2007 option shares generally vest over four years with 25% of the shares vesting on the one-year anniversary date and the remaining shares vesting in equal monthly installments over the subsequent three years. At the time of the 2006 and 2007 grants, neither the options nor the shares of the common stock issuable upon exercise of the options were registered under the Securities Act. VaxGen granted these options in transactions exempt from the registration requirements of the Securities Act by virtue of the exemption provided for in Section 4(2) of the Act.

1998 Director Stock Option Plan
The 1998 Director Stock Option Plan, or Director Plan, for non-employee directors has 300,000 shares of common stock authorized for issuance. As of December 31, 2007, options to purchase 188,962 shares of common stock at exercise prices ranging from $4.57 per share to $20.85 per share were outstanding under the Director Plan. Under the Director Plan, new non-employee directors will receive an initial option grant to acquire 20,000 shares at the fair market value of VaxGen’s common stock on the grant date. Initial option grants shall vest over three years, beginning one year from the date of grant, subject to certain meeting attendance requirements. In addition, non-employee directors who have served on the board for at least six months shall receive annual option grants of 10,000 shares on the date of each annual stockholders’ meeting. The exercise price of each annual option grant under the Director Plan is to be the fair market value of VaxGen’s common stock on the grant date. Each annual option grant fully vests on the grant date. All options expire no later than 10 years from the date of grant. The Company suspended the grant of any options to non-employee directors of the Company under the Director Plan in 2005.
Inducement Stock Options
In September 2001, VaxGen granted employment inducement stock options exercisable for 400,000 shares of VaxGen common stock outside the Plan to a newly hired executive with an exercise price of $14.90 per share. In October 2004, VaxGen granted two stock options exercisable for 120,000 shares and 30,000 shares outside the Plan to a new executive and a new director, respectively, with an exercise price of $11.40 per share and $12.27 per share, respectively. These options were granted without stockholder approval, but pursuant to Nasdaq Marketplace Rules, on terms that are substantially in accordance with VaxGen’s standard stock option terms for employees. As of December 31, 2007, none of these stock options have been exercised or repurchased; however, 67,500 of the $11.40 options were canceled during 2006 upon the termination of the executive to whom one of the options had been granted.
The following is a summary of VaxGen’s stock option activity (including the inducement stock options) and related information for the years ended December 31:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance at beginning of year	4,441,425	$10.47	4,483,557	$10.64	4,634,671	$10.66
Granted	2,033,675	2.22	175,000	6.44	—	—
Exercised	—	—	—	—	—	—
Forfeited or expired	(1,125,132)	8.23	(217,132)	10.80	(151,114)	11.14

Balance at end of year	5,349,968	7.80	4,441,425	10.47	4,483,557	10.64

Options exercisable at year end	4,416,437	8.96	4,060,779	10.68	3,685,372	10.91

The following table summarizes information about VaxGen’s stock options granted during the years ended December 31:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Weighted	Average	Weighted	Average	Weighted	Average
	Average Fair	Exercise	Average Fair	Exercise	Average Fair	Exercise
Exercise price on grant date	Value	Price	Value	Price	Value	Price
Equals market price	$1.67	$2.22	$5.13	$6.44	$—	$—
Is below market price	—	—	—	—	—	—
Detailed information on VaxGen’s options outstanding on December 31, 2007 by price range is set forth below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Weighted Average	Weighted		Weighted
Range of Exercise		Remaining	Average		Average
Prices	Number of Options	Contractual Life	Exercise Price	Number of Options	Exercise Price
$1.60 – $2.23	1,963,622	6.64	$2.23	1,041,475	$2.23
$2.34 – $4.24	350,989	1.23	4.17	350,989	4.17
$4.32 – $9.04	620,694	1.84	5.95	620,598	5.95
$9.17 – $11.19	1,227,944	1.21	10.32	1,224,615	10.32
$11.22 – $15.80	794,867	1.85	14.06	786,908	14.07
$15.95 – $26.00	391,852	1.26	21.36	391,852	21.36

Total	5,349,968	3.38	7.80	4,416,437	8.96

The aggregate intrinsic value of outstanding options and exercisable options was zero at December 31, 2007 because none of the options were in-the-money. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based upon the fair market value of the Company’s common stock. As of December 31, 2007, exercisable options had a remaining weighted average contractual life of 2.2 years. As of December 31, 2007, there was approximately $2.1 million, net of expected forfeitures, of total unrecognized stock-based compensation related to unvested arrangements granted under the Company’s equity-based incentive plans. As of that date, this cost was expected to be recognized over a weighted average period of 3.0 years. The total intrinsic value of options exercised was zero during the three years ended December 31, 2007 determined as of the date of exercise. The total fair value of shares vested during the year ended December 31, 2007 was $1.5 million.
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
Non-cash Compensation Expense
Non-cash compensation expense for the years ended December 31, 2007, 2006 and 2005 was $2.2 million, $2.9 million and $6.2 million, respectively. Such expense was primarily related to fair-value compensation related to stock options and compensation related to the extension of the exercise period of terminated employees’ vested options due to the lack of current financial statements and failure to file periodic reports. In 2005, the Board of Directors authorized a modification to options held by employees who left the Company such that the ability to exercise their options was extended from 90 days following termination to 90 days following listing on a national securities exchange or the date on which the Company is able to issue new registered shares of common stock. In February 2006, in connection with the adoption by the Internal Revenue Service of certain provisions of Section 409(A) of the Code related to deferred compensation, upon the agreement of affected stock option holders, the Company further modified the period of exercisability from 90 days following listing on a national securities exchange to 30 days following listing on a national securities exchange or the date on which the Company is able to issue new registered shares of common stock. The Company issues new shares upon the exercise of options. The Company recorded a non-cash expense for these modifications of $0.2 million, $0.5 million and $0.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.
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
The Company uses various subjective assumptions, including the following:
•	Expected Volatility: The expected stock price volatility is based upon the Company’s historical volatility. The Company believes this method of computing volatility is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry.

•	Expected Average Life: The expected average life of the ten-year contractual term options granted in 2007 of 5.8 years is based upon application of the simplified method as promulgated in SEC Staff Accounting Bulletin No. 107 and No. 110.

•	Risk-Free Interest Rate: The risk-free rate for the expected term of stock options is based upon the rates for U.S. Treasury Bonds with terms equal to the options’ expected term in effect at the time of grant.

•	Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

•	Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures of vested stock options.

The Company used the following assumptions for the year ended December 31:

	2007	2006
Risk-free interest rate	4.7 – 4.8%	4.5 – 4.9%
Expected average life	5.8 years	6.1 years
Volatility	99 – 103%	94 – 100%
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
The impact on consolidated results of operations of recording stock-based compensation was as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006
Research and development	$991	$1,883
General and administrative	1,161	1,007

Effect on net income	$(2,152)	$(2,890)

Effect on net income per share, basic	$(0.06)	$(0.09)
Effect on net income per share, diluted	$(0.06)	$(0.09)
(c) Common Stock Warrants
In connection with the February 2006 common stock financing, the Company issued to the accredited institutional investors five-year warrants initially exercisable to purchase 698,637 shares of common stock at an exercise price of $9.24 per share. Because the Company did not file all of its delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 698,630 shares of common stock, at a price of $9.24 per share.
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
The following common stock warrants were outstanding at December 31, 2007:

	Exercise Price	Term
Issue Date	Per Share	(in years)	Shares
February 2006	$9.24	5	1,397,267
Exchange Warrants, September 2004, as amended in December 2006	16.00	6	655,078
May 1999	7.00	10	140,000
January 1999	13.00	10	79,462
January 2000	11.50	10	27,196
2001	20.25	10	18,000

Weighted average / Total	11.25		2,317,003

11. Income Taxes

For the year ended December 31, 2006, the Company provided for income tax expense of $0.9 million and $0.3 million for alternative minimum taxes for federal and California, respectively. The Company did not have income tax expenses for the years ended December 31, 2007 or 2005 due to the Company’s net operating loss carryforward positions. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the entire deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on net deferred tax assets.

Effective January 1, 2007, the Company adopted FIN 48, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of the date of adoption was $1.2 million. As a result of filing amended prior year tax returns, the unrecognized tax benefits have increased to $2.7 million. If recognized, $1.2 million will not affect the effective tax rate due to the valuation allowance and $1.5 million will affect the effective tax rate in future periods.

The following table reflects the changes in the gross unrecognized tax benefits since January 1, 2007 (in thousands):

Balance at January 1, 2007	$1,210
Additions for tax positions related to filing of prior year returns	1,492

Balance at December 31, 2007	$2,702

The Company does not expect any material changes in the next 12 months in unrecognized tax benefits. Any interest and/or penalties related to uncertain tax positions will be accrued when determined.

The Company files U.S. Federal and California state tax returns. The Company is currently not subject to any income tax examinations. All prior years remain open for examination subject to applicable statutes of limitation which, for federal purposes, is usually three years from the filing date of the return, plus one additional year for California. Due to the Company’s losses, generally all years remain open.

At December 31, 2007, VaxGen had U.S. federal and California net operating loss carryforwards of $161.2 million and $154.2 million, respectively. Of the deferred net operating loss carryforwards, $4.2 million would be recognized directly to additional paid in capital when realized because they relate to expenses generated from stock option awards. The U.S. federal net operating loss carryforwards expire between 2019 and 2027 and the California net operating loss carryforwards expire between 2012 and 2017. Additionally, VaxGen has federal research credits of $4.5 million, which expire between 2016 and 2026, and State of California research credits of $4.2 million can be carried forward indefinitely. Under the provisions of Sections 382 and 383 of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credits that can be utilized in the future to offset taxable income. In November 2007, the Company signed the Merger Agreement with Raven, which, if consummated, would constitute a change in control under these provisions and will limit the utilization of net operating loss carryforwards and research and development credit carryforwards.

The following table reflects the changes in the gross unrecognized tax benefits since January 1, 2007 (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$59,600	$57,070
Research and other credit carryforwards	7,673	7,887
Deferred research expenses	2,356	877
Depreciation	4,693	936
Accrued liabilities	1,419	1,581
Other	3,614	2,301

Total gross deferred tax assets	79,355	70,652
Less: Valuation allowance	(79,355)	(70,652)

Net deferred tax assets	$—	$—

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory rate	34.0%	34.0%	34.0%
State taxes	3.4	5.8	4.7
Gain on sale of investment	—	(10.3)	1.7
Equity in loss of affiliate	—	4.6	(2.7)
Research and other credits	—	—	4.6
Equity-based compensation expense	—	—	(2.5)
Foreign rates different than statutory rate	—	—	(10.5)
Exemption for foreign ownership	—	—	9.7
Other	(0.6)	0.8	1.5
Change in valuation allowance	(36.8)	(31.8)	(40.5)

Effective tax rate	0.0%	3.1%	0.0%

12. Commitments and Contingencies
Commitments
In November 2007, the Company entered into a Bridge Loan with Raven, which provides for the Company to lend Raven up to $6 million in the aggregate, beginning December 1, 2007. At December 31, 2007, the Company had loaned Raven $1.3 million under the Bridge Loan (see Note 4).
Leases
VaxGen leases office facilities under a non-cancelable operating lease in South San Francisco, California, which expires in 2016.
VaxGen entered into an 84-month office lease in Brisbane, California, commencing June 2000, with an option to renew for an additional five-year period. This lease, as amended in 2005, was for 39,000 square feet. In connection with this lease agreement, a letter of credit in the amount of $0.5 million was issued to VaxGen’s landlord. The letter of credit was collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit was included in other current assets in the consolidated balance sheet as of December 31, 2006. VaxGen did not renew this lease and in 2007 vacated the facilities in accordance with its terms. Therefore, as of December 31, 2007, there no longer was a letter of credit to collateralize this lease obligation.
In April 2005, VaxGen entered into an amended lease agreement, or Lease Amendment I, to replace two previous leases, including a lease for 20,000 square feet of laboratories and office space and a sublease for 50,000 square feet of manufacturing, laboratories and office space. It also provides an additional 35,000 square feet of new space. Lease Amendment I secured space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. Lease Amendment I terminates in December 2016; however, VaxGen has options to renew the lease for two additional five-year periods. In connection with Lease Amendment I, an amended letter of credit in the amount of $2.4 million was issued to the lessor. The amended letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit plus accrued interest is included in restricted cash in the consolidated balance sheet as of December 31, 2006. In addition, under Lease Amendment I the Company received $2.2 million in reimbursements for the costs of certain tenant improvements.
In October 2007, the Company again amended its lease agreement, or Lease Amendment II. Lease Amendment II calls for the Company to relinquish occupancy of one of its two buildings subject to the lease, effective March 1, 2008. The Company paid a surrender fee to the landlord of $0.1 million. Under Lease Amendment II, the amount of the $2.4 million letter of credit delivered by the Company in favor of the landlord was reduced by $1.0 million, with further reductions over the remaining term of the lease upon the achievement of financial benchmarks by the Company. The certificate of deposit which collateralizes this reduced letter of credit is included in restricted cash in the consolidated balance sheet as of December 31, 2007.
VaxGen also has a lease for 6,000 square feet of warehouse and office space in South San Francisco, which expires on September 30, 2011. In addition, VaxGen has several operating leases for office equipment.
Future minimum annual payments under all non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

2008	$2,186
2009	2,397
2010	2,473
2011	2,367
2012	2,432
2013 and beyond	10,482

Total	$22,337

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $3.3 million, $4.3 million and $4.1 million, respectively. The Company recognizes rent expense on a straight-line basis over the expected lease term.
Included in deferred rent and other liabilities at December 31, 2007 and 2006 is $4.2 million and $4.0 million of deferred rent associated with Lease Amendment I and II. As a result of the timing of cash flows under the amended lease, this balance will be amortized through 2016.
Contingencies
If an executive officer’s employment with VaxGen is terminated without cause, or the executive resigns due to good reasons, as defined in their employment agreements, the executive would be entitled to receive as severance 12 months of their base salary and all of their outstanding unvested stock options would be accelerated and become immediately exercisable. If this occurs within 13 months of a change of control, as defined in their agreements, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis. As of December 31, 2007, the aggregate salary and bonus obligations under these circumstances would be $1.3 million.

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
Substantially all of VaxGen’s revenue is derived from federal government contracts and grants, primarily from HHS, the National Institutes of Health and related entities. From its inception through June 30, 2005, Celltrion had not been operational or earned any revenues. All of VaxGen’s operating assets are located in the United States of America. All of Celltrion’s operating assets are located in the Republic of Korea.
Information regarding the segments is stated below (in thousands):

	Year Ended December 31,
Revenues	2007	2006	2005
VaxGen	$5,011	$14,836	$30,066
Celltrion	n/a	n/a	—
Eliminations	n/a	n/a	(127)

Total	$5,011	$14,836	$29,939

	Year Ended December 31,
Depreciation and Amortization	2007	2006	2005
VaxGen	$6,757	$6,253	$4,140
Celltrion	n/a	n/a	1,538
Eliminations	n/a	n/a	(931)

Total	$6,757	$6,253	$4,747

	Year Ended December 31,
Equity in Loss of Affiliate	2007	2006	2005
VaxGen (in Celltrion)	$—	$(5,290)	$(4,396)
Eliminations	n/a	n/a	2,026

Total	$—	$(5,290)	$(2,370)

	Year Ended December 31,
Income Tax Expense	2007	2006	2005
VaxGen	$—	$1,210	$—
Celltrion	n/a	n/a	—
Eliminations	n/a	n/a	—

Total	$—	$1,210	$—

	Year Ended December 31,
Interest Expense	2007	2006	2005
VaxGen	$(2,447)	$(2,470)	$(1,836)
Celltrion	n/a	n/a	(524)
Eliminations	n/a	n/a	—

Total	$(2,447)	$(2,470)	$(2,360)

	Year Ended December 31,
Net Income (Loss)	2007	2006	2005
VaxGen	$(44,180)	$37,592	$(55,868)
Celltrion	n/a	n/a	25,617
Eliminations	n/a	n/a	(25,707)

Total	$(44,180)	$37,592	$(55,958)

	Year Ended December 31,
Purchases of Property and Equipment	2007	2006	2005
VaxGen	$(19)	$(2,395)	$(14,538)
Celltrion	n/a	n/a	(22,466)
Eliminations	n/a	n/a	—

Total	$(19)	$(2,395)	$(37,004)

14. Legal Proceedings
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
15. Subsequent Events
Bridge Loan to Raven
In January and February 2008, the Company loaned Raven an additional $1.4 million and $1.4 million, respectively, under the Bridge Loan (see Note 4).
Note Repurchase
In February 2008, the Company repurchased two of its Notes due in 2010 in an aggregate principal amount of $1.5 million at a purchase price of $0.8 million, plus accrued interest. The transaction will result in a gain of $0.7 million.
Second Merger Amendment
In February 2008, the Company entered into Amendment No. 2 to the Merger Agreement, whereby the parties decreased VaxGen’s guaranteed closing cash balance from $64.0 million to $63.2 million in recognition of VaxGen’s repurchase of $1.5 million principal amount of its outstanding Notes.
Registration of Shares
In February 2008, the Company’s registration statement on Form S-1 became effective.
SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)
The tables below present selected quarterly financial data.

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Revenues	$4,184	$198	$416	$213
Total operating expenses	(17,383)	(10,198)	(10,620)	(17,944)
Other income, net	3,460	1,879	350	1,265
Net loss	(9,739)	(8,121)	(9,854)	(16,466)
Net loss per share:
Basic	$(0.29)	$(0.25)	$(0.30)	$(0.50)
Diluted	$(0.29)	$(0.25)	$(0.30)	$(0.50)
Weighted average shares used in computing per share calculations:
Basic and diluted	33,107	33,107	33,107	33,107

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Revenues	$6,304	$4,607	$2,356	$1,569
Total operating expenses	(20,822)	(21,534)	(17,654)	(16,674)
Other income (expense), net	(2,316)	60,648	173	42,145
Income taxes	—	—	—	(1,210)
Net income (loss)	(16,834)	43,721	(15,125)	25,830
Net income (loss) per share:
Basic	$(0.53)	$1.32	$(0.46)	$0.78
Diluted	$(0.53)	$1.32	$(0.46)	$0.78
Weighted average shares used in computing per share calculations:
Basic and diluted	31,551	33,107	33,107	33,107

In June 2006, VaxGen received gross proceeds of $79.0 million from the sale of 3.6 million shares of its Celltrion common stock to Nexol and its affiliates. The Company’s basis in the 3.6 million shares sold in June 2006 was $11.8 million. VaxGen recognized $4.9 million of expenses associated with this sale, resulting in a net gain on the sale of investment in affiliate of $61.2 million.
In December 2006, VaxGen received gross proceeds of $51.3 million from the sale of substantially all of its remaining Celltrion common stock to Nexol and affiliates of Nexol. The Company’s basis in the shares sold in December 2006 was $7.2 million. The Company incurred $2.4 million in fees and related expenses associated with the sale, resulting in a net gain on the sale of investment in affiliate of $42.8 million.
The Company accounted for its investment in Celltrion under the equity method for the six months ended June 30, 2006 and under the cost method for the six months ended December 31, 2006. The Company had a nominal ownership interest in Celltrion at and during the year ended December 31, 2007.
The Company implemented reductions in force during each of the first three quarters of 2007. Restructuring expenses were recorded in each quarter as follows: $3.7 million during the three months ended March 31, 2007; $0.6 million during the three months ended June 30, 2007; and $1.1 million during the three months ended September 30, 2007.
In December 2007, the Company estimated that the carrying value of its property and equipment exceeded the fair market value of these assets by $10.7 million, which was recorded as an impairment of property and equipment in the statement of operations for the three months ended December 31, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the year covered by this Annual Report, management performed, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended, or Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and our CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report that is included in this annual report on Form 10-K.
Remediation of Material Weaknesses Reported in 2006
As of December 31, 2007, we believe we have effectively remediated the material weaknesses in our internal control over financial reporting that were included in “Management’s Report on Internal Control over Financial Reporting” in Item 9A of our 2006 annual report on Form 10-K. During 2007, we implemented the remediation measures as described in our quarterly report on Form 10-Q for the quarter ended September 30, 2007 relating to material weaknesses 1a, 2c, 2e and 2g and below (the numerical and alphabetical references below correspond to the material weaknesses disclosed in Item 9A of our 2006 annual report on Form 10-K):
1b)	We did not maintain effective financial reporting processes, including sufficient formalized and consistent finance and accounting polices and procedures; nor did we prevent or detect instances of non-compliance with certain such policies and procedures that do exist.
i.	A training program was developed and implemented to ensure employees understand the importance of internal controls over financial reporting.

ii.	Our financial policies and procedures were reviewed for completeness, accuracy and adequacy and updated as necessary. Financial personnel were provided with the policies and procedures and instructed to comply with the updated policies and procedures in the performance of their duties.

iii.	A quarterly communication and certification plan was implemented to ensure internal controls over financial reporting are updated, as appropriate.

iv.	A quarterly certification program was implemented to monitor employee’s compliance with financial policies and procedures.

v.	The CFO and Board of Directors reviews monthly and quarterly cash projections and actual results, prepared by senior finance management, to monitor the cash resources and expenditures of the Company.
1c)	We did not maintain effective monitoring controls and related segregation of duties over automated and manual transaction processes.
i.	System access privileges were analyzed and changes made as appropriate to ensure proper segregation exists within the accounting system.

ii.	Required system changes were documented and properly approved by the most senior person in the affected department as well as by Information Technology staff.

iii.	Appropriate changes were made to duties and responsibilities to strengthen the effectiveness of our segregation of duties within the accounting and finance department. Training was provided to finance team members on their new duties to ensure proper understanding and application.
2a)	We did not maintain effective controls over our process to ensure the complete, accurate and timely preparation and review of our consolidated financial statements in accordance with GAAP.
i.	We have retained and intend to continue to retain the services of outside consultants with relevant accounting experience, skills and knowledge in the application of GAAP, working under the supervision and direction of our management, to supplement our existing corporate accounting and financial reporting personnel.

ii.	Management, with the assistance of financial consultants, performs a review of the supporting information for financial results and financial statement disclosures.

iii.	Financial reporting checklists are completed to ensure preparation and review procedures related to our external SEC financial reporting processes are properly completed and documented.
2b)	We did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries.
i.	Journal entries are reviewed for proper coding and supporting documentation and approved by appropriate levels of management in a timely manner.

ii.	Approved journal entries are reconciled against posted journal entries to ensure completeness and accuracy.
2d)	We did not maintain effective controls over the completeness and accuracy of certain revenue and expense accruals.
i.	Appropriate finance staff review and approve the monthly accrual listings to ensure completeness and accuracy.

ii.	The monthly accrued paid time off reconciliation is reviewed and approved by senior management.

iii.	Vendor invoices are reviewed and approved to ensure they are recorded or accrued in the proper period.
2f)	We did not maintain effective controls over spreadsheets.
i.	An inventory of all spreadsheets was prepared and the spreadsheets were reviewed and analyzed to determine the level of controls necessary based upon the spreadsheet’s use and complexity.

ii.	Access controls and back-up procedures have been implemented over all high and moderate risk spreadsheets.

iii.	Spreadsheets that utilize formulas with high and moderate risk were checked and will be checked annually to ensure the accuracy of the information generated by the spreadsheets.

We have evaluated the design and operating effectiveness of the controls described above, and concluded that they are both designed and operating effectively as of December 31, 2007. As a result, we have concluded that the material weaknesses noted above have been remediated as of December 31, 2007.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The executive officers of the Company and their respective ages and positions as of December 31, 2007 are as follows:

Name of Executive Officer	Age	Principal Occupation

James P. Panek	54	President and Chief Executive Officer and Director
Matthew J. Pfeffer	50	Chief Financial Officer and Senior Vice President, Finance and Administration
Piers C. Whitehead	45	Vice President, Corporate and Business Development
There is no family relationship between or among any of the executive officers or directors.
James P. Panek
Mr. Panek has served as our President and Chief Executive Officer since January 2007. He previously served as our Executive Vice President since September 2006 and Senior Vice President, Manufacturing Operations, since February 2002. From 1982 to 2001, Mr. Panek served in various capacities with Genentech, including Senior Vice President, Product Operations, and Vice President, Manufacturing, Engineering and Facilities, where he led the development of the world’s largest biotechnology manufacturing facility and was responsible for all operations involved in supplying products for preclinical, clinical, and commercial use. Mr. Panek led the development of manufacturing facilities that enabled FDA approval and launch of recombinant products to treat pediatric growth hormone deficiency (Nutropin Depot® and Protropin®), heart attack (TNKase™), non-Hodgkin’s lymphoma (Rituxan®) and breast cancer (Herceptin®). Mr. Panek was also responsible for the purification of all human pharmaceuticals for clinical and commercial use, and led the successful start-up and licensure of operations for purification of Activase®, the first large-scale cell culture product approved by the FDA. Prior to joining Genentech, Mr. Panek spent six years with Eli Lilly in a variety of engineering and development positions. Mr. Panek received a B.S. and an M.S. in chemical engineering from the University of Michigan.
Matthew J. Pfeffer
Mr. Pfeffer has served as Chief Financial Officer and Senior Vice President of Finance and Administration since March 2006. Mr. Pfeffer has over 25 years of financial management experience, having served most recently as CFO of Cell Genesys, Inc. During his nine year tenure at Cell Genesys, Mr. Pfeffer served as Director of Finance before being named CFO in 1998. His responsibilities included managing finance, tax, treasury, information technology and investor relations functions and overseeing corporate governance and compliance issues. Previously, Mr. Pfeffer served in financial management positions, including roles as Corporate Controller, Manager of Internal Audit and Manager of Financial Reporting, at Diasonics Ultrasound, Inc. and ComputerLand Corporation. Mr. Pfeffer began his career at Price Waterhouse. Mr. Pfeffer is a member of the board of directors of Genelabs Technologies, Inc. He also serves on boards and advisory committees of Financial Executives International, the Biotechnology Industry Organization and the American Institute of Certified Public Accountants. Mr. Pfeffer is also a member of the Association of Bioscience Financial Officers and is a graduate of the University of California, Berkeley.
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

Directors
The members of the Board of Directors of the Company as of December 31, 2007 are as follows:

Name of Director	Age	Principal Occupation	Director Since

James P. Panek	54	President and Chief Executive Officer	2007

Franklin M. Berger, CFA	58	Independent Biotechnology Analyst. Former Managing Director, Equity Research and Senior Biotechnology Analyst, J.P. Morgan	2003

Randall L-W. Caudill, D. Phil.	61	Chairman of the Board of Directors of VaxGen and President, Dunsford Hill Capital Partners	2001

Michel Greco	64	Retired, former President and Chief Operating Officer, Aventis Pasteur	2003

Myron M. Levine, M.D.	64	Co-Founder and Director of the University of Maryland School of Medicine’s Center for Vaccine Development	2004

Kevin L. Reilly	65	Former President, Wyeth Vaccines and Nutrition	2005
James P. Panek
See Mr. Panek’s biography under “Executive Officers” above.
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
Audit Committee
The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the Consolidated Financial Statements. The Board appoints the Audit Committee, comprised of non-management directors, which meets with management and the external auditors at least once a year to review, among other things, accounting policies, annual financial statements, the result of the external audit examination and the management discussion and analysis included in the Annual Report on Form 10-K. The Audit Committee reports its finding to the Board of Directors so that the Board may properly approve the financial statements.
Three (3) non-employee directors comprised the Audit Committee at the end of 2007: Messrs. Berger and Reilly and Dr. Caudill. While the Company is not currently listed on a national securities exchange, it has used the listing standards of Nasdaq to evaluate the independence of its Board of Directors and the Board Committees. The Board of Directors annually reviews Nasdaq’s listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rules 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board of Directors has determined that Mr. Berger qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Berger’s level of knowledge and experience based on a number of factors, including his formal education and experience as a research analyst employed by brokerage firms.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The Company’s executive compensation program is intended to align executive goals and rewards with the Company and stockholder goals and progress. This description of compensation policies and practices applies to the Company’s Chief Executive Officer, Senior Vice President, Finance and Administration and Chief Financial Officer, and Vice President of Corporate and Business Development, who, together with the Company’s former Chief Executive Officer, former Senior Vice President, Medical Affairs and Chief Medical Officer and former Vice President, Corporate Affairs, are collectively referred to as the Named Executive Officers or NEOs.
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
Compensation Program Objectives
The Company’s executive compensation program is designed to achieve the following objectives:
•	attract and retain talented and experienced executives in an extremely competitive labor market of biotechnology companies located in Northern California;

•	motivate and reward key contributors whose knowledge, skills and performance are critical to growing our business and advancing our programs;

•	provide a compensation package that includes performance-based rewards and aligns rewards with accomplishment of objectives;

•	provide performance-based rewards for the accomplishment of planned Company’s and/or individual’s achievement of goals;

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to the Company’s progress and achievement of corporate goals; and

•	foster teamwork and a shared commitment among executives to overall corporate progress by aligning the Company’s and their individual goals.
Components of the Executive Compensation Program
For 2007, the principal components of the Company’s executive compensation program consisted of:
•	base salary;

•	eligibility for an annual cash bonus;

•	eligibility for a special executive retention bonus tied to a strategic transaction;

•	equity incentives in the form of stock options;

•	severance protection; and

•	other components of executive compensation.

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
Executive Retention Bonus. For 2007 only, the Compensation Committee approved a special bonus in connection with a contemplated strategic transaction, which was intended to supplement the normal cash bonus and provide extra retention incentive in view of an anticipated strategic transaction following completion of which the retention of these certain executives was either known not to be likely or was uncertain. The retention bonus is comprised of two payments, each 20% of the eligible executive’s base salary, contingent upon their continued employment on June 30, 2007 and as of the date of the stockholder vote to approve the merger with Raven, respectively.
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
The Company utilizes short-term compensation, including base salary and cash bonuses, to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, to meet competitive market conditions, and to motivate and reward key executives to perform. The Company may award annual performance bonuses of up to a percentage of the employee’s base salary depending upon achievement of annual goals and objectives. In 2007, the target bonus for each of the Named Executive Officers was up to 30% of base salary. In addition, equity incentives, through the grant of stock options, are designed to directly align interests of the executive officers with the interests of the stockholders over the long term and encourage the growth of stockholder value through upside potential. The Company addressed this through maintenance of equity ownership levels for the Chief Executive Officer consistent with market comparisons.
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
The group of peer companies is selected annually and updated based on the criteria of similarly-sized companies by market capitalization, employee size, stage of development, and companies with which the Company regularly competes for talent. There were thirty-three public biotechnology and biopharmaceutical companies in the selected peer group for the 2007 compensation review and benchmarking process: Affymax, Inc., Avigen, Sciclone Pharmaceuticals, Alexza Pharmaceuticals, Cytokinetics, Nuvelo, Onyx Pharmaceuticals, Pharmacyclics, Renovis, Titan Pharmaceuticals, Xenoport, Aradigm, Cerus, Cotherix, Durect, Dynavax Technologies, Maxygen, Sunesis Pharmaceuticals, Supergen, Xenogen, Kosan Biosciences, Genelabs Technologies, Tercica, Threshold Pharmaceuticals, Cell Genesys, Telik, Rigel, Theravance, Connetics, Intermune, Genitope, CV Therapeutics and Exelixis.
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

Performance and Compensation Process
At the beginning of each year, the Board of Directors in consultation with the Chief Executive Officer establishes corporate goals that it believes are the most significant objectives for the Company in the upcoming year and that are critical to the success of the Company in the short and long term. These corporate goals normally include departmental, functional goals as well as project-based, cross-functional goals. These corporate goals typically include associated timelines and are normally reviewed and may be updated or adjusted by the Board of Directors in consultation with the Chief Executive Officer at mid-year, if determined appropriate. In 2007, the corporate goals primarily revolved around an anticipated strategic transaction, but also included certain financial reporting goals connected with becoming current in SEC filings and remediating SOX deficiencies. The Company does not disclose the specific target levels for its performance goals as they contain competitively sensitive information and are not material to an understanding of compensation awards to the Named Executive Officers.
The Compensation Committee considers actual results against the specific deliverables associated with the corporate goals, the extent to which each goal was a significant stretch goal for the organization, whether significant unforeseen obstacles or favorable circumstances altered the expected difficulty of achieving the desired results, and the extent to which economic assumptions underlying the performance targets were accurate. The corporate goals established by the Board in 2007 were intended to be moderately difficult to achieve. In reviewing performance against these “stretch” goals, the Compensation Committee realized that the achievement of the planned performance would be very difficult. Final determinations in regards to achievement of corporate goals for any given year are typically done in Committee meetings in the following year.
The Chief Executive Officer’s performance is evaluated solely against achievement of the corporate goals, while the other Named Executive Officers’ performance is evaluated based 50% on the achievement of corporate goals and 50% upon achievement of specific individual goals related to the executive officers’ functional responsibilities. At the end of each year, the Chief Executive Officer and the other Named Executive Officers typically prepare a written self-assessment of their individual performance during the year, which is considered by their supervisor or in the case of the Chief Executive Officer, the Compensation Committee and the Board as part of the full assessment of performance. For the other Named Executive Officers, the Chief Executive Officer presents to the Compensation Committee management’s assessment of each named executive officer’s performance during the year, including the level of achievement of such individual’s specific goals and a summary of the accomplishments in the related functional area of responsibility, including mitigating factors in some cases and/or areas of significant accomplishment not anticipated in the goals. The Compensation Committee reviews and assesses the achievement of the corporate goals and, to the extent applicable, the individual accomplishments of the Named Executive Officers, in formulating annual compensation recommendations to the Board of Directors.
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
James P. Panek, President and Chief Executive Officer
Actions for 2005
•	Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Panek a cash bonus of $55,000 related to 2005 performance (based upon achievement of the majority of corporate and his individual goals) representing 20% of his 2005 base salary.
Actions for 2006
•	Base Salary. In July 2006, the Board of Directors approved a $16,110 increase in 2006 base salary to $284,608, retroactive to January 1, 2006, which represents a 6% increase from the prior year’s salary to provide for the estimated increase to maintain target market level compensation. In August 2006, the Board of Directors approved an additional $20,392 increase in 2006 base salary to $305,000, effective August 1, 2006, which represents an additional 7% increase in recognition of his promotion from Senior Vice President to Executive Vice President and the addition of new responsibilities.

•	Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Panek a cash bonus of $45,750 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.

Actions for 2007
•	Base Salary. In January 2007, based on the recommendation of the Compensation Committee and in recognition of his promotion to the position of President and Chief Executive Officer, the Board of Directors approved a $85,000 increase in 2007 base salary to $390,000 effective January 1, 2007, which represents a 28% increase from the prior year’s salary.

•	Equity Incentives. In February 2007, the Compensation Committee granted Mr. Panek stock options exercisable for 120,000 shares with an exercise price of $2.23 per share in recognition of his promotion to President and Chief Executive Officer following Dr. Gordon’s resignation in January 2007 as well as his performance for 2006. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Also, in February 2007, the Compensation Committee awarded Mr. Panek stock options exercisable for 60,000, 60,000 and 60,000 shares each with an exercise price of $2.23 per share in lieu of annual grants in 2004, 2005 and 2006, respectively. These options were granted with effective vesting from March 1 of the respective year. Thus, the 2004, 2005 and 2006 grants were vested 75%, 50% and 25%, respectively, on the grant date of February 12, 2007 with the remaining balances vesting monthly over their respective remaining terms. Additionally, in February 2007, the Board of Directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Mr. Panek elected to participate and received 40,000 new options in exchange for 160,000 old options, a reduction of 120,000 options. In February 2007, Mr. Panek also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.

•	Annual Performance Bonus. In 2008, the Board of Directors awarded Mr. Panek a cash bonus of $19,500 related to 2007 performance, representing 5% of his 2007 base salary.
Matthew J. Pfeffer, Senior Vice President, Finance and Administration and Chief Financial Officer
Actions for 2006
•	Base Salary and Equity Incentives. Mr. Pfeffer joined the Company in March 2006 with a base salary of $275,000 and received a new hire grant for stock options exercisable for 120,000 shares with an exercise price of $8.58 per share. The stock options vest 25% upon Mr. Pfeffer’s completion of one (1) year of service on March 30, 2007 and the remaining balance of the stock options vest in 36 equal monthly installments over the ensuing three (3) year period.

•	Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Pfeffer a cash bonus of $41,250 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.
Actions for 2007
•	Base Salary. In January 2007, based on the recommendation of the Compensation Committee, the Board of Directors approved a $25,000 increase in 2007 base salary to $300,000 effective January 1, 2007, which represents a 9% increase from the prior year’s salary.

•	Equity Incentives. In February 2007, the Compensation Committee granted Mr. Pfeffer stock options exercisable for 90,000 shares with an exercise price of $2.23 per share. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Additionally, in February 2007, the Board of Directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Mr. Pfeffer elected to participate and received 30,000 new options in exchange for 120,000 old options, a reduction of 90,000 options. In February 2007, Mr. Pfeffer also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.

•	Annual Performance Bonus. In 2008, the Board of Directors awarded Mr. Pfeffer a cash bonus of $45,000 related to 2007 performance (based solely upon achievement of his individual goals) representing 15% of his 2007 base salary.
Piers C. Whitehead, Vice President, Corporate and Business Development
Actions for 2005
•	Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Whitehead a cash bonus of $55,000 related to 2005 performance (based upon achievement of the majority of corporate and his individual goals) representing 21% of his 2005 base salary.
Actions for 2006
•	Base Salary. In July 2006, the Board of Directors approved a $11,577 increase in 2006 base salary to $268,827, retroactive to January 1, 2006, which represents a 5% increase from the prior year’s salary to provide for the estimated increase to maintain target market level compensation.

•	Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Whitehead a cash bonus of $40,324 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.
Actions for 2007
•	Base Salary. In January 2007, based on the recommendation of the Compensation Committee, the Board of Directors approved an $11,173 increase in 2007 base salary to $280,000 effective January 1, 2007, which represents a 4% increase from the prior year’s salary.

•	Equity Incentives. In February 2007, the Compensation Committee granted Mr. Whitehead stock options exercisable for 45,000 shares with an exercise price of $2.23 per share. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Also, in February 2007, the Compensation Committee awarded Mr. Whitehead stock options exercisable for 45,000, 45,000 and 45,000 shares, respectively, each with an exercise price of $2.23 per share in lieu of annual grants in 2004, 2005 and 2006, respectively. These options were granted with effective vesting from March 1 of the respective year. Thus, the 2004, 2005 and 2006 grants were vested 75%, 50% and 25%, respectively, on the grant date of February 12, 2007 with the remaining balances vesting monthly over their respective remaining terms. Additionally, in February 2007, the Board of Directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Mr. Whitehead elected to participate and received 36,250 new options in exchange for 145,000 old options, a reduction of 108,750 options. In February 2007, Mr. Whitehead also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.

•	Annual Performance Bonus. In 2008, the Board of Directors awarded Mr. Whitehead a cash bonus of $28,000 related to 2007 performance (based solely upon achievement of his individual goals) representing 10% of his 2007 base salary.
Lance K. Gordon, Ph.D., Former President and Former Chief Executive Officer
Actions for 2006
•	Base Salary. In July 2006, the Board of Directors approved a $20,000 increase in 2006 base salary to $420,000, retroactive to January 1, 2006, which represents a 5% increase from the prior year’s salary to provide for the estimated increase to maintain target market level compensation.

•	Annual Performance Bonus. No bonus was awarded to Dr. Gordon for 2006 performance.

•	Equity Incentives. No options were granted to Dr. Gordon in 2006.
Actions for 2007
•	Dr. Gordon resigned from the Company in January 2007. See footnote to Potential Payments upon Termination or Change in Control table below for actions taken in 2007 regarding termination payments to Dr. Gordon.
Marc J. Gurwith, M.D., Former Senior Vice President, Medical Affairs and Former Chief Medical Officer
Actions for 2005
•	Annual Performance Bonus. In February 2007, the Board of Directors awarded Dr. Gurwith a cash bonus of $55,000 related to 2005 performance (based upon achievement of the majority of corporate and his individual goals) representing 21% of his 2005 base salary.
Actions for 2006
•	Base Salary. In July 2006, the Board of Directors approved a $13,409 increase in 2006 base salary to $281,579, retroactive to January 1, 2006, which represents a 5% increase from the prior year’s salary to provide for the estimated increase to maintain target market level compensation.

•	Annual Performance Bonus. In February 2007, the Board of Directors awarded Dr. Gurwith a cash bonus of $42,237 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.
Actions for 2007
•	Dr. Gurwith was terminated without cause in November 2007. See footnote to Potential Payments upon Termination or Change in Control table below for actions taken in 2007 regarding termination payments to Dr. Gurwith.

•	Base Salary. In January 2007, based on the recommendation of the Compensation Committee, the Board of Directors approved an $8,421 increase in 2007 base salary to $290,000 effective January 1, 2007, which represents a 3% increase from the prior year’s salary.

•	Equity Incentives. In February 2007, the Compensation Committee granted Dr. Gurwith stock options exercisable for 45,000 shares with an exercise price of $2.23 per share. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Also, in February 2007, the Compensation Committee awarded Dr. Gurwith stock options exercisable for 45,000, 45,000 and 45,000 shares, each with an exercise price of $2.23 per share in lieu of annual grants in 2004, 2005 and 2006, respectively. These options were granted with effective vesting from March 1 of the respective year. Thus, the 2004, 2005 and 2006 grants were vested 75%, 50% and 25%, respectively, on the grant date of February 12, 2007 with the remaining balances vesting monthly over their respective remaining terms. Additionally, in February 2007, the Board of Directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Dr. Gurwith elected to participate and received 42,500 new options in exchange for 170,000 old options, a reduction of 127,500 options. In February 2007, Dr. Gurwith also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.
Roland Lance Ignon, Former Vice President, Corporate Affairs
Actions for 2005
•	Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Ignon a cash bonus of $50,000 related to 2005 performance (based upon achievement of the majority of corporate and his individual goals) representing 28% of his 2005 base salary.
Actions for 2006
•	Base Salary. In July 2006, the Board of Directors approved a $45,000 increase in 2006 base salary to $245,000, retroactive to January 1, 2006, which represents a 23% increase from the prior year’s salary to provide for the estimated increase to maintain target market level compensation.

•	Annual Performance Bonus. In February 2007, the Board of Directors awarded Mr. Ignon a cash bonus of $36,750 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.
Actions for 2007
•	Mr. Ignon was terminated without cause in September 2007. See footnote to Potential Payments upon Termination or Change in Control table below for actions taken in 2007 regarding termination payments to Mr. Ignon.

•	Base Salary. In January 2007, based on the recommendation of the Compensation Committee, the Board of Directors approved a $10,000 increase in 2007 base salary to $255,000 effective January 1, 2007, which represents a 4% increase from the prior year’s salary.

•	Equity Incentives. In February 2007, the Compensation Committee granted Mr. Ignon stock options exercisable for 40,000 shares with an exercise price of $2.23 per share. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Also, in February 2007, the Compensation Committee awarded Mr. Ignon stock options exercisable for 30,000, 30,000 and 40,000 shares, each with an exercise price of $2.23 per share in lieu of annual grants in 2004, 2005 and 2006, respectively. These options were granted with effective vesting from March 1 of the respective year. Thus, the 2004, 2005 and 2006 grants were vested 75%, 50% and 25%, respectively, on the grant date of February 12, 2007 with the remaining balances vesting monthly over their respective remaining terms. Additionally, in February 2007, the Board of Directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Mr. Ignon elected to participate and received 29,925 new options in exchange for 119,700 old options, a reduction of 89,775 options. In February 2007, Mr. Ignon also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.
Equity Grant Practices
Our equity grant date practices require that stock options and other equity compensation have prices determined based on the fair market value on the date of grant. The fair market value of our grants of equity awards is the closing price of our common stock on the effective date of approval of the grant by the Board or Compensation Committee. In February 2006, the Board of Directors authorized a modification to options held by employees who left the Company such that they would be permitted to exercise their options up to 90 days after the date the Company becomes listed on a national stock exchange or the date on which the Company is able to issue new registered shares of common stock. The Company issues new shares upon the exercise of options. Such modification also applies to the executive officers of the Company.

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
The respective awards are as shown below:

Name	Number of Shares
James P. Panek	200,000
Matthew J. Pfeffer	200,000
Piers C. Whitehead	100,000
Marc J. Gurwith, M.D.	100,000
Roland Lance Ignon	100,000
The cash retention bonus payments under the retention program comprises two parts, each dependent upon the executive remaining a regular full-time employee of the Company in good standing at the time the condition is met. In addition, the second of the two retention bonus payments of the same amount would be made only to the extent its amount exceeds the intrinsic value of the then exercisable special retention stock options awarded under this program. The first payments under this program were made in July 2007 and the second and final payments in the amounts shown are anticipated in early 2008.
The amount of each retention bonus is shown below:

Name	Retention Bonus Payments
James P. Panek	$78,000
Matthew J. Pfeffer	60,000
Piers C. Whitehead	56,000
Marc J. Gurwith, M.D.	58,000	(1)
Roland Lance Ignon	51,000	(2)

(1)	Dr. Gurwith was terminated without cause in November 2007 and will receive the second retention bonus in the amount of $58,000 in 2008, as part of his separation agreement.

(2)	Mr. Ignon received a pro-rated bonus of $48,059 in July 2007 due to his part-time employment period. Additionally, Mr. Ignon was terminated without cause in September 2007 and received a pro-rated portion of the second retention bonus in the amount of $13,770 upon his termination.
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
Defined Contribution Plans
We have a 401(k) Retirement Plan, as amended, or 401(k) Plan, which covers substantially all full-time employees, including executive officers of the Company. The 401(k) Plan permits eligible employees to defer a percentage of their annual compensation, subject to certain limitations imposed by the Code. We may match a portion of employee contributions with Company common stock or cash. In 2007, plan participants were permitted to contribute up to 100% of their eligible annual compensation up to a specified maximum of $15,500; those aged 50 and older were permitted to make an additional catch-up deferral contribution up to $5,000. Plan participants who make contributions to the 401(k) Plan receive matching contributions at the end of each quarter based on a pre-determined formula. In 2007, all of the NEOs participated in the 401(k) Plan.
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
Perquisites
From time to time, the Board may grant perquisites to certain executive officers; however, no perquisites have been granted to any named executive officer in 2007 that aggregated $10,000 or more.

The following table shows compensation awarded to, paid to or earned by, the Company’s Chief Executive Officer, Senior Vice President, Finance and Administration and Chief Financial Officer, and Vice President of Corporate and Business Development, the Company’s former Chief Executive Officer, former Senior Vice President, Medical Affairs and Chief Medical Officer, and former Vice President, Corporate Affairs, who together are collectively referred to as the Named Executive Officers or NEOs, at December 31, 2007:
SUMMARY COMPENSATION TABLE

				Non-Equity
				Incentive		All Other
				Plan		Annual
		Salary	Option Awards	Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)(6)	($)(5)		($)		($)
James P. Panek (1)	2007	390,000	147,681	276,250	(14)	9,000	(7)	822,931
President and Chief	2006	293,441	79,831	45,750		68,643	(11)	487,665
Executive Officer

Matthew J. Pfeffer	2007	300,000	280,536	206,250	(15)	9,000	(7)	795,786
Senior Vice President,	2006	210,481	154,413	41,250		8,419	(7)	414,563
Finance and Administration and Chief Financial Officer

Piers C. Whitehead	2007	280,000	60,836	235,324	(16)	9,000	(7)	585,160
Vice President, Corporate	2006	268,827	80,461	40,324		53,256	(13)	442,868
and Business Development

Lance K. Gordon (2)	2007	7,000	68,752	—		490,860	(8)	566,612
Former President and	2006	453,147	113,882	—		8,800	(7)	575,829
Former Chief Executive Officer

Marc J. Gurwith (3)	2007	265,833	115,408	213,237		81,985	(9)	676,463
Former Senior Vice	2006	281,579	22,536	42,237		64,370	(12)	410,722
President, Medical Affairs

Ronald Lance Ignon (4)	2007	160,047	290,826	148,579		119,117	(10)	718,569
Former Vice President,	2006	246,766	24,662	36,750		8,800	(7)	316,978
Corporate Affairs

(1)	Mr. Panek was promoted to Chief Executive Officer in January 2007.

(2)	Dr. Gordon’s employment with the Company terminated in January 2007.

(3)	Dr. Gurwith’s employment with the Company terminated in November 2007.

(4)	Mr. Ignon’s employment with the Company terminated in September 2007.

(5)	Includes retention bonuses approved in 2007, annual performance bonuses for 2006 and 2005 that were approved and paid in February 2007, and annual performance bonuses for 2007 that were awarded in 2008, as applicable.

(6)	This relates to the compensation cost we recognized in 2007 on stock options granted in 2007 and in prior years. Please see Note 2, Summary of Significant Accounting Policies and Note 10, Stock Options and Warrants elsewhere in this Annual Report for our accounting policy regarding FAS 123R and our valuation of option awards, respectively, in accordance with FAS 123R. Please see the “Grants of Plan-Based Awards” table below for option awards granted in 2007. At December 31, 2007, the market price of the Company’s common stock was less than the exercise price of all outstanding options.

(7)	Includes 401(k) Plan Company matching contributions.

(8)	Includes $343,000 in severance, $70,000 in consulting fees, $62,077 in paid-time-off payout, $12,703 in COBRA health care continuation and $3,080 in 401(k) Plan Company matching contributions.

(9)	Includes $24,167 in severance, $45,542 in paid-time-off payout, $3,276 in COBRA health care continuation and $9,000 in 401(k) Plan Company matching contributions.

(10)	Includes $74,375 in severance, $35,306 in paid-time-off payout, $3,033 in COBRA health care continuation and $6,402 in 401(k) Plan Company matching contributions.

(11)	Includes $8,800 in 401(k) Plan Company matching contributions and a $59,843 payment under the terminated 2001 Purchase Plan.

(12)	Includes $8,800 in 401(k) Plan Company matching contributions and a $55,570 payment under the terminated 2001 Purchase Plan.

(13)	Includes $8,800 in 401(k) Plan Company matching contributions and a $44,456 payment under the terminated 2001 Purchase Plan.

(14)	Includes $78,000 that has been accrued and will be paid upon the stockholder vote in connection with VaxGen’s proposed merger with Raven biotechnologies, inc, and $19,500 annual performance bonus for 2007 that was awarded in 2008.

(15)	Includes $60,000 that has been accrued and will be paid upon the stockholder vote in connection with VaxGen’s proposed merger with Raven biotechnologies, inc., and $45,000 annual performance bonus for 2007 that was awarded in 2008.

(16)	Includes $56,000 that has been accrued and will be paid upon the stockholder vote in connection with VaxGen’s proposed merger with Raven biotechnologies, inc., and $28,000 annual performance bonus for 2007 that was awarded in 2008.
The following table shows certain information regarding grants of plan-based awards to the NEOs for the year ended December 31, 2007:
GRANTS OF PLAN-BASED AWARDS IN 2007

					All Other
					Option
					Awards:
					Number of
		Estimated Future Payouts Under Non-Equity			Securities	Exercise or	Grant Date
		Incentive Plan Awards			Underlying	Base Price of	Fair Value of
		Threshold	Target	Maximum	Options	Option Awards	Option Awards
Name	Grant Date	($)	($)(3)	($)(3)	(#)(1)	($/Sh)	($)
James P. Panek	2/12/2007	—	195,000	195,000	540,000	2.23	955,100
President and Chief Executive Officer

Matthew J. Pfeffer	2/12/2007	—	150,000	150,000	320,000	2.23	1,163,472
Senior Vice President, Finance and Administration and Chief Financial Officer

Piers C. Whitehead	2/12/2007	—	140,000	140,000	316,250	2.23	506,921
Vice President, Corporate and Business Development

Lance K. Gordon (2)	—	—	—	—	—	—	—
Former President and Former Chief Executive Officer

Marc J. Gurwith (2)	2/12/2007	—	—	—	322,500	2.23	544,571
Former Senior Vice President, Medical Affairs

Roland Lance Ignon (2)	2/12/2007	—	—	—	269,925	2.23	464,920
Former Vice President, Corporate Affairs

(1)	Special retention stock option awards were granted to the Company’s current executives effective February 12, 2007. Each option award vests monthly on a pro-rata basis over a 48-month period in accordance with the Company’s normal option vesting policy. The respective awards are as shown below:

Name	Number of Shares
James P. Panek	200,000
Matthew J. Pfeffer	200,000
Piers C. Whitehead	100,000
Marc J. Gurwith	100,000
Roland Lance Ignon	100,000
Merit stock option awards were also granted to the Company’s executives on February 12, 2007 related to performance during the years 2004 through 2007. The option awards for 2004 through 2006 vest monthly on a pro-rata basis over a 48-month period beginning on March 1 of the respective year. The option awards for 2007 vest monthly on a pro-rata basis over a 48-month period beginning on February 12, 2007. The respective awards in number of shares are as shown below:

Name	2004	2005	2006	2007
James P. Panek	60,000	60,000	60,000	120,000
Matthew J. Pfeffer	—	—	—	90,000
Piers C. Whitehead	45,000	45,000	45,000	45,000
Marc J. Gurwith	45,000	45,000	45,000	45,000
Roland Lance Ignon	30,000	30,000	40,000	40,000
The remainder of the option awards in 2007 were part of an option exchange program in which current executive officers were able to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange, and the exercise price of the new options equal $2.23 per share, the fair market value of one share of our common stock on February 12, 2007. All eligible executive officers elected to participate in the program.

(2)	Dr. Gordon’s, Dr. Gurwith’s and Mr. Ignon’s employment with the Company terminated in 2007. As a result, they were ineligible to receive future plan-based awards.

(3)	Includes the second cash retention bonus payment under the retention program and the maximum annual performance bonus each executive is eligible for, up to 30% of each executive’s base salary.

The following table shows certain information regarding outstanding option awards at December 31, 2007 for the NEOs (there are no stock awards outstanding):
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
James P. Panek	202,498	337,502	2.23	2/12/2017	(1)
Executive Vice President, Manufacturing Operations

Matthew J. Pfeffer	66,666	253,334	2.23	2/12/2017	(1)
Senior Vice President, Finance and Administration and Chief Financial Officer

Piers C. Whitehead	133,384	182,866	2.23	2/12/2017	(1)
Vice President, Corporate and Business Development

Lance K. Gordon	400,000	—	14.90	9/06/2011
President and Chief	75,000	—	5.74	7/22/2012
Executive Officer	100,000	—	5.50	9/10/2013

Marc J. Gurwith	322,500	—	2.23	2/12/2017
Former Senior Vice President, Medical Affairs

Roland Lance Ignon	269,925	—	2.23	2/12/2017
Former Vice President, Corporate Affairs

(1)	Each option award vests monthly on a pro-rata basis over a 48-month period in accordance with the Company’s normal option vesting policy.
No Named Executive Officer exercised an option during the year ended December 31, 2007. No Named Executive Officer acquired or vested in a stock award during the year ended December 31, 2007.

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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AT DECEMBER 31, 2007

		Termination without	Termination without Cause by the
		Cause by the Company	Company or Good Reason Resignation
		or Good Reason	(in connection with a Change in
		Resignation	Control)
Name		$ (1)	$ (1)
James P. Panek, President and Chief Executive Officer
Base Salary	(2)	390,000	390,000
Vesting acceleration	(3)	678,337	678,337
Pro-rated bonus	(4)	—	117,000

		1,068,337	1,185,337

Matthew J. Pfeffer, Senior Vice President, Finance and Administration and CFO
Base Salary	(2)	300,000	300,000
Vesting acceleration	(3)	1,545,903	1,545,903
Pro-rated bonus	(4)	—	90,000

		1,845,903	1,935,903

Piers C. Whitehead, Vice President, Corporate and Business Development
Base Salary	(2)	280,000	280,000
Vesting acceleration	(3)	327,104	327,104
Pro-rated bonus	(4)	—	84,000

		607,104	691,104

ACTUAL PAYMENTS UPON TERMINATION

Marc J. Gurwith, Former Senior Vice President, Medical Affairs (5)
Base Salary	(2)	338,333	—
Vesting acceleration	(3)	7,286	—
Pro-rated bonus		58,000	—
Other		48,818	—

		452,437	—

Roland Lance Ignon, Former Vice President, Corporate Affairs (6)
Base Salary	(2)	297,500	—
Vesting acceleration	(3)	3,266	—
Pro-rated bonus		13,770	—
Other		38,339	—

		352,875	—

Lance K. Gordon, Former President and CEO (7)
Base Salary	(2)	420,000	—
Vesting acceleration	(3)	70,781	—
Pro-rated bonus		—	—
Other		144,780	—

		635,561	—

(1)	Amounts shown for potential payments assume the triggering event took place on the last business day of VaxGen’s last completed fiscal year, December 31, 2007. On that date, the closing price of the Company’s common stock was $0.55.

(2)	Severance pay equal to 12 months of base salary.

(3)	Compensation cost to the Company resulting from the accelerated vesting of unvested stock options.

(4)	Maximum potential “pro-rated bonus” for which the executive may be eligible if he resigns for Good Reason or if he is terminated without cause 13 months after a Change in Control.

(5)	Dr. Gurwith was terminated without cause in November 2007. In January 2008, Dr. Gurwith and the Company agreed upon the terms of a separation agreement pursuant to which he will grant a release in favor of VaxGen. In accordance with his Amended Agreement and this separation agreement, Dr. Gurwith will receive total severance compensation of $452,437 consisting of his base salary of $290,000 payable over fourteen months beginning in December 2007; 2007 second retention bonus of $58,000; vesting acceleration of $7,286 for his then-unvested shares (consisting of 194,535 shares with an exercise price of $2.23 per share); accrued paid-time-off benefits of $45,542; and $3,276 of COBRA health care continuation, paid by VaxGen through December 31, 2008.

(6)	Mr. Ignon was terminated without cause in September 2007. In September 2007, Mr. Ignon entered into a separation agreement pursuant to which he granted a release in favor of VaxGen. In accordance with his Amended Agreement and this separation agreement, Mr. Ignon will receive total severance compensation of $352,875 consisting of his base salary of $255,000 payable over fourteen months beginning in October 2007; 2007 pro-rata second retention bonus of $13,770; vesting acceleration of $3,266 for his then-unvested shares (consisting of 183,066 shares with an exercise price of $2.23 per share); accrued paid-time-off benefits of $35,306; and $3,033 of COBRA health care continuation, paid by VaxGen through September 30, 2008.

(7)	Dr. Gordon resigned from the Company in January 2007. In February 2007, Dr. Gordon entered into a resignation agreement with the Company pursuant to which he granted a release in favor of VaxGen. In accordance with his Amended Agreement and the resignation agreement, Dr. Gordon received total severance compensation of $635,561 consisting of his base salary of $420,000 payable over twelve months beginning in March 2007; vesting acceleration of $70,781 for his then-unvested shares (consisting of 18,750 shares with an exercise price of $5.50 per share); consulting fees of $70,000 for two months of services provided to the Company; accrued paid-time-off benefits of $62,077; and $12,703 of COBRA health care continuation, paid by VaxGen through December 31, 2007.
Compensation of Directors
Effective January 1, 2007, each member of the Board receives a $25,000 annual retainer. In addition, the chairman of the Board receives an additional $25,000 annual retainer. The chairmen of the Audit Committee, Compensation Committee and Nominating and Governance Committee receive an additional $15,000, $10,000 and $5,000 annual retainer, respectively. Each member, who is not the chairman, of the Audit Committee, Compensation Committee and Nominating and Governance Committee receives an additional $7,500, $5,000 and $2,500 annual retainer, respectively. In addition, the chairman of the Strategic Transactions Committee received $45,000 per quarter for the first two quarters of 2007, and $35,000 per quarter thereafter, and other members of the Strategic Transactions Committee received $35,000 per quarter for the first two quarters of 2007, and $25,000 per quarter thereafter. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending meetings of the Board of Directors in accordance with Company policy.
Each non-employee director of the Company is also eligible to receive stock option grants under the 1998 Director Stock Option Plan, or Director Plan. Only non-employee directors of the Company are eligible to receive options under the Director Plan. Options granted under the Director Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code. The Company suspended the grant of any options to non-employee directors of the Company under the Director Plan in 2005. For the year ended December 31, 2007, no options had been exercised under the Director Plan. The Board did not award options to any of the directors during the year ended December 31, 2007.
In February 2007, in lieu of grants under the Director Plan, the Company awarded options to the outside directors of the Board under the 1996 Plan. A total of 265,000 options were granted to the directors with exercise prices equal to the fair market value of VaxGen’s common stock on the grant date. Two directors received initial option grants of 30,000 options, as they had joined the Board in 2005 and had not previously received grants, and annual grants of 17,500 options for service during 2006. All other directors who were on the Board in February 2007 received annual grants of 17,500 options for service during each of the years ended December 31, 2006 and 2005. One director, who was appointed to the Board in May 2007, also received an initial option grant of 30,000 options. Option shares vest monthly over four years from the grant date.

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the year ended December 31, 2007:
DIRECTOR COMPENSATION FOR FISCAL YEAR 2007

	Fees Earned
	or Paid in	Option
	Cash	Awards		Total
Name of Director	($)	($) (1)		($)
Randall L-W. Caudill, D. Phil.	166,043	13,945	(2)	179,988
Franklin M. Berger, CFA	186,669	13,945	(2)	200,614
Michel Greco	34,750	13,945	(2)	48,695
Myron M. Levine, M.D.	29,125	83,901	(3)	113,026
Kevin L. Reilly	32,875	18,926	(4)	51,801

(1)	This relates to the compensation cost we recognized in 2007 on stock options granted in 2007 and prior years. Please see Note 2, Summary of Significant Accounting Policies and Note 12, Stock Options and Warrants, elsewhere in this Annual Report for our accounting policy regarding FAS 123R and our valuation of option awards, respectively, in accordance with FAS 123R.

(2)	Reflects the compensation costs we recognized in 2007 for stock option grants with a fair value as of the grant date of $63,273 for a stock option grant to purchase 35,000 shares of common stock made on February 12, 2007 at an exercise price of $2.23 per share.

(3)	Reflects the compensation costs we recognized in 2007 for stock option grants with the following fair value as of the grant date: (a) $280,017 for a stock option grant to purchase 30,000 shares of common stock made on October 21, 2004 at an exercise price of $12.27 per share; and (b) $63,273 for a stock option grant to purchase 35,000 shares of common stock made on February 12, 2007 at an exercise price of $2.23 per share.

(4)	Reflects the compensation costs we recognized in 2007 for stock option grants with a fair value as of the grant date of $85,871 for a stock option grant to purchase 47,500 shares of common stock made on February 12, 2007 at an exercise price of $2.23 per share.
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
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, our Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
COMPENSATION COMMITTEE
Kevin L. Reilly, Chairman
Randall L-W. Caudill, D. Phil.
Michel Greco

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 29, 2008 by: (i) each director; (ii) the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise noted, the address for the person or entity listed in the table is c/o VaxGen, Inc., 349 Oyster Point Blvd., South San Francisco, California, 94080:
Beneficial Ownership (1)

	Number of	Percent of
Beneficial Owner	Shares	Total
Entities affiliated with Gruber & McBaine Capital Management, LLC, 50 Osgood Place, Penthouse, San Francisco, CA, 94133 (2)	6,254,015	18.9
Entities affiliated with SAC Capital Advisors, LLC, 72 Cummings Point Road, Stamford, Connecticut 06902 (3)	2,120,070	6.4
Entities affiliated with QVT Financial LP, 1177 Avenue of the Americas, 9th Floor, New York, NY, 10036 (7)	1,707,400	5.2

Directors and Executive Officers
Randall L-W. Caudill, Chairman of the Board and Director (4),(5)	76,025	*
Lance K. Gordon, Former President, Former Chief Executive Officer and Former Director (4),(6)	578,071	1.7
Franklin M. Berger, Director (4)	40,208	*
Michel Greco, Director (4)	50,208	*
Myron M. Levine, Director (4)	36,458	*
Kevin L. Reilly, Director (4)	13,854	*
Marc J. Gurwith, Former Senior Vice President, Medical Affairs and Chief Medical Officer (4),(6)	336,120	1.0
James P. Panek, President, Chief Executive Officer and Director (4)	266,971	*
Matthew J. Pfeffer, Chief Financial Officer and Senior Vice President, Finance and Administration (4)	113,333	*
Piers C. Whitehead, Vice President, Corporate and Business Development (4)	188,185	*
Roland Lance Ignon, Former Vice President, Corporate Affairs (4),(6)	270,560	*

All executive officers and directors as a group (8 persons) (4)	785,242	2.3

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 33,106,523 shares outstanding on December 31, 2007 adjusted as required by rules promulgated by the SEC.

(2)	Gruber & McBaine Capital Management, LLC, or GMCM, is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Stock. Jon D. Gruber, or Gruber, and J. Patterson McBaine, or McBaine, are the Managers, controlling persons and portfolio managers of GMCM. Lagunitas Partners is an investment limited partnerships of which GMCM is the general partner.

(3)	SAC Capital Advisors, SAC Capital Management, CR Intrinsic Investors and Mr. Cohen own directly no shares. Pursuant to investment management agreements, each of SAC Capital Advisors and SAC Capital Management share all investment and voting power with respect to the securities held by SAC Capital Associates. Pursuant to an investment management agreement, CR Intrinsic Investors maintains investment and voting power with respect to the securities held by CR Intrinsic Investments. Mr. Cohen controls each of SAC Capital Advisors, SAC Capital Management and CR Intrinsic Investors. CR Intrinsic Investments is a wholly-owned subsidiary of SAC Capital Associates. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, each of (i) SAC Capital Advisors, SAC Capital Management and Mr. Cohen may be deemed to own beneficially 301,890 Shares (constituting approximately 0.9% of the shares outstanding); and (ii) CR Intrinsic Investors and Mr. Cohen may be deemed to own beneficially 1,818,180* shares (constituting approximately 5.5%* of the Shares outstanding). Each of SAC Capital Advisors, SAC Capital Management, CR Intrinsic Investors and Mr. Cohen disclaim beneficial ownership of any of the securities covered by this statement, and SAC Capital Associates disclaims beneficial ownership of any securities held by CR Intrinsic Investments.

(4)	Includes options under the Company’s stock option plans potentially exercisable within 60 days of December 31, 2007 for the following number of shares: Dr. Caudill — 64,025; Dr. Gordon — 575,000; Mr. Berger — 40,208; Mr. Gréco — 50,208; Dr. Levine — 36,458; Mr. Reilly — 13854; Dr. Gurwith — 322,500; Mr. Panek — 244,998; Mr. Pfeffer — 93,333; Mr. Whitehead — 157,862; Mr. Ignon — 269,925; and all executive officers and directors as a group — 700,946.

(5)	Includes 1,000 shares owned by Dr. Caudill’s wife. Dr. Caudill disclaims beneficial ownership of these 1,000 shares except to the extent of any pecuniary interest therein.

(6)	Dr. Gordon’s employment with the Company terminated in January 2007; Dr. Gurwith’s employment with the Company terminated in November 2007 and Mr. Ignon’s employment with the Company terminated in September 2007.

(7)	QVT Financial LP (“QVT Financial”) is the investment manager for the several funds (each a “Fund” and collectively, the “Funds”), which beneficially own an aggregate amount of 1,707,400 shares of Common Stock, consisting of 153,855 shares of Common Stock owned by Quintessence Fund L.P., 311,423 shares owned by QVT Associates LP, 737,734 shares owned by QVT Overseas Ltd., 306,649 shares owned by QVT Global II L.P. and 54,127 shares owned by Quintessence Global II L.P. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 143,612 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by each of the Funds and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,707,400 shares of Common Stock, consisting of the shares owned by each of the Funds and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by each of the Funds.
Securities Authorized for Issuance under Equity Compensation Plans
In September 2001, VaxGen granted employment inducement stock options for 400,000 shares of VaxGen common stock outside the Plan to a newly hired executive with an exercise price of $14.90 per share. In October 2004, VaxGen granted stock options for 120,000 shares and 30,000 shares outside the approved plans to a new executive and director with an exercise price of $11.40 per share and $12.27 per share, respectively. These options were granted without stockholder approval, but pursuant to Nasdaq Marketplace Rules on terms that are substantially in accordance with VaxGen’s standard stock option terms. As of December 31, 2007, none of these stock options have been exercised or repurchased; however, 67,500 of these options were canceled during 2006 upon the termination of the executive to whom the options had been granted. The table below sets forth certain information with respect to our common stock which is authorized for issuance under our equity compensation plans, principally stock option plans as of December 31, 2007.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants	warrants	reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,867,468	$7.15	4,106,502

Equity compensation plans not approved by security holders	482,500	$14.36	—

Total	5,349,968	$7.80	4,106,502

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
Independence of Board of Directors
While the Company is not currently listed on a national securities exchange, it has used the listing standards of Nasdaq to evaluate the independence of its Board of Directors and the Board Committees. The Nasdaq listing standards require that a majority of the members of a listed company’s board of directors qualify as independent, as affirmatively determined by the Board of Directors. The Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of independent, including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
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

Item 14. Principal Accounting Fees and Services
The following table represents aggregate fees billed to the Company for work performed during the years ended December 31, 2007 and 2006, by PricewaterhouseCoopers LLP, or PwC, the Company’s Independent Registered Public Accounting Firm during those years, respectively (in thousands):

	Year Ended
	December 31,
	2007	2006
Audit Fees (1)	$2,653	$2,115
Audit-Related Fees	—	—
Tax Fees (2)	38	42
All Other Fees (3)	1	86

Total Fees	$2,692	$2,243

(1)	Includes fees for services that normally would be provided by an independent registered public accounting firm in connection with regulatory filings. Also includes fees necessary to perform an audit or review in accordance with auditing standards generally accepted in the United States of America and fees for services that generally only the independent registered public accounting firm can reasonably provide. Audit fees billed to the Company by PwC for the year ended December 31, 2007 include amounts for work performed in 2007 related to the audit of the Company’s financial statements for the years ended December 31, 2007, 2006, 2005 and 2004, as well as fees for services provided in 2007 related to the filing of the Company’s registration statements on Forms S-1 and S-4. Audit fees billed to the Company by PwC for the year ended December 31, 2006 include amounts for work performed in 2006 related to the audit of the Company’s financial statements for the years ended December 31, 2006, 2005 and 2004 and the re-audit of the Company’s financial statements for the years ended December 31, 2003, 2002 and 2001. As of December 31, 2006, the 2006, 2005 and 2004 audits had not been completed. As of December 31, 2007, the 2006 and prior year audits were completed.

(2)	Consists primarily of fees for the preparation of federal and state tax returns for certain expatriate employees.

(3)	In 2007 and 2006, amounts include $1,000 of fees for research software services. In 2006, the amount included fees for services provided to assist the Company with work performed for Celltrion and to assist the Company in preparing a claim under its 2003 Anthrax Contract relating to costs incurred for the termination of an agreement with a subcontractor.
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

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) (1) Financial Statements
(a) (2) Financial Statement Schedule
SCHEDULE II
VaxGen, Inc.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at
	Beginning of			Balance at
	Year	Additions	Deductions	End of Year
Tax valuation allowance Year ended December 31:
2007	$70,652	$8,703	$—	$79,355
2006	$81,487	$—	$(10,835)	$70,652
2005	$64,075	$17,412	$—	$81,487
(a)(3) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

10.2	1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

10.4	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +	10-K	0-26483	5-31-07	10.4

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.15	Lease Agreement between VaxGen and Spieker Properties, L.P., dated May 20, 1998.	S-1	333-78065	5-7-99	10.19

10.16	Common Stock Purchase Agreement between VaxGen and Vulcan Ventures, Inc., dated October 15, 1999.	10- K	000-26483	3-30-00	10.20

10.22	Employment Agreement between VaxGen and Lance K. Gordon, dated as of September 6, 2001. +	10-Q	000-26483	11-01-01	10.28

10.23	Employment Agreement between VaxGen and Roland Lance Ignon, dated as of September 25, 2001. +	10-Q	000-26483	11-01-01	10.29

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.28	Employment Agreement between VaxGen and Marc Gurwith, dated as of October 28, 2001. +	10-K	000-26483	4-01-02	10.28

10.30	Stock Option Agreement between VaxGen and Lance K. Gordon, dated September 6, 2001. +	10-K	000-26483	4-01-02	10.30

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

10.33	Employment Agreement between VaxGen and James P. Panek, dated as of February 4, 2002. +	10- Q	000-26483	5-15-02	10.33

10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.36

10.37	Supply Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.37

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.39

10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10- Q	000-26483	11-14-02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10- Q	000-26483	11-14-02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.43

10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10- Q	000-26483	11-14-02	10.46

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10- Q	000-26483	11-19-03	10.47

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21-03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02-03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-27-04	10.58

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-19-04	99.1

10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004	10-K	0-26483	02-07-07	10.65

10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.66

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.67

10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.68

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.69

10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.71	Form of 5 1/2% Convertible Senior Subordinated Note due 2010.	8-K	0-26483	4-11-05	4.1

10.72	Indenture, dated April 5, 2005, between VaxGen and U.S. Bank National Association, as trustee.	8-K	0-26483	4-11-05	4.2

10.73	Form of Purchase Agreement between VaxGen and the purchasers of the 5 1/2% Convertible Senior Subordinated Notes due 2010.	8-K	0-26483	4-11-05	10.1

10.74	Fifth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated April 14, 2005.	8-K	0-26483	4-21-05	10.1

10.76	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Nexol Co., Ltd.	8-K	0-26483	10-31-05	10.59

10.77	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Sung-Sil Cho.	8-K	0-26483	10-31-05	10.60

10.78	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Daewoo Securities Co., Ltd.	8-K	0-26483	10-31-05	10.61

10.79	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Kyeong-Sook Lee.	8-K	0-26483	10-31-05	10.62

10.80	Contract No. HHSO100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K	0-26483	1-12-06	10.1

10.81	Form of Stock and Warrant Purchase Agreement entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	99.1

10.82	Form of Warrant issued by VaxGen, Inc. pursuant to the Stock and Warrant Purchase Agreements entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.2

10.83	Executive Employment Agreement between Matthew J. Pfeffer and VaxGen, Inc., dated March 28, 2006. +	8-K	0-26483	4-05-06	10.1

10.84	Modification #01 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated May 5, 2006.*	8-K	0-26483	5-11-06	10.1

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.85	Share Purchase Agreement, between Nexol Co., Ltd., Nexol Biotech Co., Ltd., Nexol Venture Capital Co., Ltd. and VaxGen, Inc., dated June 28, 2006.	8-K	0-26483	7-06-06	10.1

10.86	Form of Amended and Restated Executive Employment Agreement. +	8-K	0-26483	10-26-06	10.1

10.87	Form of Indemnity Agreement. +	8-K	0-26483	10-26-06	10.2

10.89	Salaries of Named Executive Officers. +	8-K	0-26483	10-26-06	10.3

10.90	Modification #04 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated December 19, 2006.	8-K	0-26483	12-20-06	10.1

10.91	Termination Letter — Contract No. HHS01002005000001C (11/4/04) “Acquisition of rPA Anthrax Vaccine for the Strategic National Stockpile”	8-K	0-26483	12-19-06	99.1

10.93	Form of Addendum to Warrant to Purchase Shares of Common Stock, at an exercise price of $16.00 per share, dated December 22, 2006.	8-K	0-26483	12-27-06	10.1

10.94	Bonus, Stock Option Awards, Stock Option Exchange Program, and Retention Awards of Named Executive Officers.+	8-K	0-26843	02-13-07

10.95	Resignation Agreement between VaxGen, Inc. and Lance K. Gordon, Ph.D. +	10-Q	0-26843	09-20-07	10.3

10.96	Settlement Agreement by and between VaxGen, Inc., the Department of Health and Human Services and the National Institute of Allergy and Infectious Diseases, dated April 3, 2007.*	8-K	000-26843	04-05-07	10.1

10.97	Severance Benefit Plan, dated August 1, 2007.	8-K	000-26483	08-07-07	10.1

10.98	Sixth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated October 11, 2007.	8-K	0-26483	10-17-07	10.1

10.99	Loan Agreement, dated November 12, 2007, between VaxGen. Inc. and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	10.1

14.1	VaxGen, Inc. Code of Business Conduct and Ethics	8-K	0-26483	4-5-06	14.1

21.1	Subsidiaries	10-K	0-26483	8-30-07	21.1

24.1	Power of Attorney (included in the signature pages hereto)

Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X

99.1	Celltrion, Inc. Financial Statements for the years ended December 31, 2005 and 2004.	10-K	000-26483	05-31-07	99.2

*	Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VaxGen, Inc. (Registrant)
By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Chief Financial Officer (Principal Financial and Accounting Officer)

March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James P. Panek	March 14, 2008

James P. Panek
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Matthew J. Pfeffer	March 14, 2008

Matthew J. Pfeffer
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Franklin M. Berger	March 14, 2008

Franklin M. Berger
Director

By:	/s/ Randall L-W. Caudill	March 14, 2008

Randall L-W. Caudill
Director

By:	/s/ Michel Greco	March 14, 2008

Michel Greco
Director

By:	/s/ Myron M. Levine	March 14, 2008

Myron M. Levine
Director

By:	/s/ Kevin L. Reilly	March 14, 2008

Kevin L. Reilly
Director

EXHIBIT INDEX

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

10.2	1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.4	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +	10-K	0-26483	5-31-07	10.4

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.15	Lease Agreement between VaxGen and Spieker Properties, L.P., dated May 20, 1998.	S-1	333-78065	5-7-99	10.19

10.16	Common Stock Purchase Agreement between VaxGen and Vulcan Ventures, Inc., dated October 15, 1999.	10- K	000-26483	3-30-00	10.20

10.22	Employment Agreement between VaxGen and Lance K. Gordon, dated as of September 6, 2001. +	10-Q	000-26483	11-01-01	10.28

10.23	Employment Agreement between VaxGen and Roland Lance Ignon, dated as of September 25, 2001. +	10-Q	000-26483	11-01-01	10.29

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.28	Employment Agreement between VaxGen and Marc Gurwith, dated as of October 28, 2001. +	10-K	000-26483	4-01-02	10.28

10.30	Stock Option Agreement between VaxGen and Lance K. Gordon, dated September 6, 2001. +	10-K	000-26483	4-01-02	10.30

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

10.33	Employment Agreement between VaxGen and James P. Panek, dated as of February 4, 2002. +	10- Q	000-26483	5-15-02	10.33

10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.36

10.37	Supply Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10- Q	000-26483	5-15-02	10.37

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.39

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10- Q	000-26483	11-14-02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10- Q	000-26483	11-14-02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10- Q	000-26483	11-14-02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.43

10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10- Q	000-26483	11-14-02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10- Q	000-26483	11-14-02	10.46

10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10- Q	000-26483	11-19-03	10.47

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21-03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02-03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-27-04	10.58

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-19-04	99.1

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004	10-K	0-26483	02-07-07	10.65

10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.66

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.67

10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.68

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.69

10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

10.71	Form of 5 1/2% Convertible Senior Subordinated Note due 2010.	8-K	0-26483	4-11-05	4.1

10.72	Indenture, dated April 5, 2005, between VaxGen and U.S. Bank National Association, as trustee.	8-K	0-26483	4-11-05	4.2

10.73	Form of Purchase Agreement between VaxGen and the purchasers of the 5 1/2% Convertible Senior Subordinated Notes due 2010.	8-K	0-26483	4-11-05	10.1

10.74	Fifth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated April 14, 2005.	8-K	0-26483	4-21-05	10.1

10.76	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Nexol Co., Ltd.	8-K	0-26483	10-31-05	10.59

10.77	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Sung-Sil Cho.	8-K	0-26483	10-31-05	10.60

10.78	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Daewoo Securities Co., Ltd.	8-K	0-26483	10-31-05	10.61

10.79	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Kyeong-Sook Lee.	8-K	0-26483	10-31-05	10.62

10.80	Contract No. HHSO100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K	0-26483	1-12-06	10.1

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.81	Form of Stock and Warrant Purchase Agreement entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	99.1

10.82	Form of Warrant issued by VaxGen, Inc. pursuant to the Stock and Warrant Purchase Agreements entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.2

10.83	Executive Employment Agreement between Matthew J. Pfeffer and VaxGen, Inc., dated March 28, 2006. +	8-K	0-26483	4-05-06	10.1

10.84	Modification #01 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated May 5, 2006.*	8-K	0-26483	5-11-06	10.1

10.85	Share Purchase Agreement, between Nexol Co., Ltd., Nexol Biotech Co., Ltd., Nexol Venture Capital Co., Ltd. and VaxGen, Inc., dated June 28, 2006.	8-K	0-26483	7-06-06	10.1

10.86	Form of Amended and Restated Executive Employment Agreement. +	8-K	0-26483	10-26-06	10.1

10.87	Form of Indemnity Agreement. +	8-K	0-26483	10-26-06	10.2

10.89	Salaries of Named Executive Officers. +	8-K	0-26483	10-26-06	10.3

10.90	Modification #04 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated December 19, 2006.	8-K	0-26483	12-20-06	10.1

10.91	Termination Letter — Contract No. HHS01002005000001C (11/4/04) “Acquisition of rPA Anthrax Vaccine for the Strategic National Stockpile”	8-K	0-26483	12-19-06	99.1

10.93	Form of Addendum to Warrant to Purchase Shares of Common Stock, at an exercise price of $16.00 per share, dated December 22, 2006.	8-K	0-26483	12-27-06	10.1

10.94	Bonus, Stock Option Awards, Stock Option Exchange Program, and Retention Awards of Named Executive Officers.+	8-K	0-26843	02-13-07

10.95	Resignation Agreement between VaxGen, Inc. and Lance K. Gordon, Ph.D. +	10-Q	0-26843	09-20-07	10.3

10.96	Settlement Agreement by and between VaxGen, Inc., the Department of Health and Human Services and the National Institute of Allergy and Infectious Diseases, dated April 3, 2007.*	8-K	000-26843	04-05-07	10.1

				Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.97	Severance Benefit Plan, dated August 1, 2007.	8-K	000-26483	08-07-07	10.1

10.98	Sixth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated October 11, 2007.	8-K	0-26483	10-17-07	10.1

10.99	Loan Agreement, dated November 12, 2007, between VaxGen. Inc. and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	10.1

14.1	VaxGen, Inc. Code of Business Conduct and Ethics	8-K	0-26483	4-5-06	14.1

21.1	Subsidiaries	10-K	0-26483	8-30-07	21.1

24.1	Power of Attorney (included in the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X

99.1	Celltrion, Inc. Financial Statements for the years ended December 31, 2005 and 2004.	10-K	000-26483	05-31-07	99.2

*	Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.