Form 10-Q
period 2008-03-31
VAXGEN INC
filed 2008-05-14
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-26483
VaxGen, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3236309
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

349 Oyster Point Boulevard
South San Francisco, California	94080
(Address of Principal Executive Offices)	(Zip Code)
(650) 624-1000
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer has one class of common stock with 33,106,523 shares outstanding as of April 30, 2008.

VaxGen, Inc.
Form 10-Q
For the Quarter Ended March 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$47,690	$64,726
Investment securities	14,394	6,889
Accounts receivable	218	199
Prepaid expenses and other current assets	608	1,167
Assets held for sale	10,250	—

Total current assets	73,160	72,981
Property and equipment	107	10,806
Restricted cash	1,560	1,556
Other assets	6,632	4,622

Total assets	$81,459	$89,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120	$2,151
Accrued and other current liabilities	2,382	2,326
Derivative liability	5,111	3,500

Total current liabilities	7,613	7,977
Convertible senior subordinated notes	29,304	30,679
Deferred rent and other liabilities	4,800	4,270

Total liabilities	41,717	42,926

Contingencies (Note 12)

Stockholders’ equity:
Common stock	331	331
Additional paid-in capital	301,548	301,378
Accumulated deficit	(262,149)	(254,678)
Accumulated other comprehensive income	12	8

Total stockholders’ equity	39,742	47,039

Total liabilities and stockholders’ equity	$81,459	$89,965

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$278	$4,184

Operating expenses:
Research and development	1,387	7,088
General and administrative	5,400	6,578
Restructuring	—	3,717

Total operating expenses	6,787	17,383

Loss from operations	(6,509)	(13,199)

Other income (expense)
Interest expense	(767)	(611)
Interest income	714	1,239
Valuation adjustments	(1,611)	2,832
Gain on convertible debt redemption	713	—
Other	(11)	—

Total other income (expense), net	(962)	3,460

Net loss	$(7,471)	$(9,739)

Basic and diluted net loss per share	$(0.23)	$(0.29)

Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(7,471)	$(9,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation adjustments	1,611	(2,832)
Depreciation and amortization	537	1,562
Stock-based compensation	170	1,165
Amortization of premiums and discounts on investment securities	(93)	(284)
Gain on convertible debt repurchase	(713)	—
Non-cash interest expense	211	178
Changes in operating assets and liabilities
Receivables	(19)	(3,114)
Prepaid expenses and other current assets	471	483
Accounts payable	(2,031)	(1,826)
Accrued and other current liabilities	56	2,124
Other	2,417	322

Net cash used in operating activities	(4,854)	(11,961)

Cash flows from investing activities:
Purchase of property and equipment	—	(19)
Fees from sale of investment in affiliate	—	(2,441)
Proceeds from sale and maturity of investment securities	6,895	22,852
Purchase of investment securities	(14,303)	(13,211)
Loan to Raven biotechnologies, inc.	(4,020)	—
Other	(4)	(19)

Net cash (used in) provided by investing activities	(11,432)	7,162

Cash flows from financing activities:
Redemption of senior subordinated convertible notes	(750)	—

Net cash used in financing activities	(750)	—

Net decrease in cash and cash equivalents	(17,036)	(4,799)
Cash and cash equivalents, beginning of period	64,726	73,075

Cash and cash equivalents, end of period	$47,690	$68,276

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Through March 31, 2007, VaxGen’s principal source of revenue was the U.S. government, principally the National Institutes of Health, or NIH, and related entities. Since April 1, 2007, VaxGen’s principal source of revenue has been Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea.
In November 2007, the Company and two of its wholly-owned subsidiaries entered into an Agreement and Plan of Merger, as amended in December 2007 and February 2008, or Merger Agreement, with Raven biotechnologies, inc., or Raven. Raven is a private, development stage biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody-based products for the treatment of cancer.
On March 28, 2008, the Company entered into a Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note (the “Termination Agreement and Amendment”), terminating the Agreement and Plan of Merger between Raven and two of the Company’s wholly-owned subsidiaries and amending the terms of our bridge loan to Raven. The balance on the loan was $5.4 million as of March 31, 2008. Under the Termination Agreement and Amendment, the parties mutually agreed to terminate the Merger Agreement effective immediately. The Company recorded $2.3 million of costs, primarily professional fees, related with the proposed merger during the three months ended March 31, 2008.
On April 9, 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. The Company incurred restructuring costs of approximately $1.0 million for one-time termination costs associated with this action in April 2008.
As a result of the termination of proposed merger with Raven, the Company is considering various alternate strategic transactions to return value to its stockholders. If the Company is unable to identify and complete an alternate strategic transaction, the Company will liquidate.
VaxGen’s activities involve inherent risks. These risks include, but are not limited to, the risk that VaxGen may not be able to raise additional capital, the risk that VaxGen may fail to identify a strategic option that is attractive, the risk that VaxGen may fail to find a buyer for its assets, the risk that VaxGen may be unable to commercialize any product candidates it may identify and the possibility that internal controls are not or will not be adequate to ensure timely and reliable financial information.
Delisting from the Nasdaq National Market
On August 6, 2004, the Company announced that it had received notification from the Nasdaq National Market, now the Nasdaq Global Market, or Nasdaq, that the Company’s common stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed the Company’s appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. Following that, the Company’s common stock was traded over the counter, or OTC, and quoted on the Pink Sheets under the symbol VXGN.PK. The Company became current again in its filing of reports with the Securities and Exchange Commission, or SEC, on October 4, 2007, upon filing the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. On March 13, 2008, the Company’s common stock began trading on the OTC Bulletin Board under the symbol VXGN.OB.

Basis of Presentation
The unaudited condensed consolidated financial statements of VaxGen and its subsidiaries, collectively referred to as the Company, included herein have been prepared pursuant to the rules and regulations of the SEC. All intercompany accounts and transactions have been eliminated in consolidation.
Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the unaudited condensed consolidated financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission, or SEC, on March 18, 2008.
The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s annual report of Form 10-K for the year ended December 31, 2007. These accounting policies have not significantly changed with the exception of those discussed below.
Additional Significant Accounting Policy
The Company considers an asset held for sale when all of the following criteria per FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) are met:
a)	Management commits to a plan to sell the asset;

b)	The asset is available for immediate sale in its present condition;

c)	An active marketing plan to sell the asset has been initiated at a reasonable price;

d)	The sale of the asset is probable within one year; and,

e)	It is unlikely that significant changes to the plan to sell the asset will be made.

Upon designation of a property as an asset held for sale and in accordance with the provisions of SFAS 144, the Company records the carrying value of the property at the lower of its carrying value or its estimated fair market value, less estimated selling costs, and the Company ceases depreciation of the asset.
All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “loss from operations” in the Condensed Consolidated Statement of Operations. All assets held for sale and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheet. The amount the Company will ultimately realize could differ from the amount recorded in the financial statements. See Note 5 for details of the assets held for sale.
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its consolidated results of operations and financial condition.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on its consolidated results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulleting No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also established accounting and reporting standards for the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.
3. Net Loss per Share
Basic net loss per share is calculated based on net loss and the weighted-average number of shares of common stock outstanding during the reported period. Diluted net loss per share is calculated by increasing the weighted-average number of common shares outstanding during the period- if not anti-dilutive- by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, common stock warrants and convertible senior subordinated debt) is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation as required by SFAS 123R, Share Based Payments.
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(7,471)	$(9,739)

Basic and diluted net loss per share	$(0.23)	$(0.29)

Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107

Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For all periods presented, the following potential common shares were excluded from the computation of diluted net loss per share, as their effect was antidilutive (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Options to purchase common stock	5,347	5,668
Warrants to purchase common stock	2,317	2,359
Convertible senior subordinated notes	2,033	2,134

Total	9,697	10,161

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

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(7,471)	$(9,739)
Change in unrealized gains on investment securities	4	1

Comprehensive loss	$(7,467)	$(9,738)

5. Assets Held For Sale
The Company has committed to a plan to sell the equipment, software and leasehold improvements related to its California manufacturing facility. These assets have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144.
Total assets held for sale at March 31, 2008 are as follows (in thousands):

March 31,
2008

Equipment, furniture and fixtures	$3,713
Leasehold improvements	6,537

Total assets held for sale	$10,250

6. Other Assets
At March 31, 2008, other assets included $5.4 million loaned to Raven under a bridge loan agreement, or Bridge Loan. In November 2007, the Company entered into a Bridge Loan with Raven, which provided for the Company to lend Raven up to $6 million in cash in the aggregate, beginning December 1, 2007. Under the Bridge Loan, the Company was obligated to provide monthly loan advances to Raven based on a schedule attached to the Bridge Loan. These obligations to make loan advances to Raven ended on April 1, 2008. The interest rate of the Bridge Loan is 8% per annum.
On March 28, 2008, the merger agreement between the Company and Raven was terminated by mutual agreement between the parties, and the terms of the Bridge Loan were amended to provide that the Bridge Loan is to be repaid in full on the earlier of June 1, 2009 or an event of default under the Bridge Loan terms. The Bridge Loan is also subject to mandatory prepayment if Raven obtains equity or debt financing. In that event, the amount of prepayment will be 10% of the amount of the proceeds of any equity or debt financing up to $5 million, and will be 20% of the amount of the proceeds of any equity or debt financing in excess of $5 million.
The Bridge Loan is subordinated to the interests of Raven’s senior lender, Venture Lending and Leasing, or VLL. The Bridge Loan is senior to the loans made by Raven’s Series D preferred stockholders under a note purchase agreement between such stockholders and Raven dated November 12, 2007. At any time, the Company can prepay the amount of indebtedness that Raven owes to VLL, and upon such repayment, the Bridge Loan will be increased by the amount paid to VLL and the Bridge Loan will automatically become secured by all of Raven’s intellectual property.
7. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Employee benefits and severance	$892	$1,398
Income Taxes	—	60
Interest on convertible notes	—	433
Cash overdraft	1,041	—
Other	449	435

Total accrued and other current liabilities	$2,382	$2,326

8. Restructuring
In January 2007, the Company restructured operations to significantly reduce operating costs and announced it was actively pursuing avenues to enhance stockholder value through a strategic transaction and/or the sale of its assets. The Company incurred restructuring costs associated with this plan of $2.6 million for employee termination benefits, $0.1 million related to the acceleration of stock options and $1.0 million of costs associated with the consolidation of its facilities in California. The majority of these costs were recovered from the U.S. government as part of the April 2007 settlement agreement. In May and September 2007, the Company further reduced its workforce to decrease operating costs. Restructuring costs of $1.7 million relating to the May and September 2007 workforce reductions included employee termination and benefit costs. Severance, benefit and other costs associated with restructuring activities were recorded in accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
All restructuring costs are expected to be paid by December 31, 2008. At March 31, 2008, $0.2 million of these costs were unpaid and recorded in accrued and other current liabilities and include the following (in thousands):

		Consolidation
		of Excess
	Workforce	Facilities and
	Reduction	Other	Total
Restructuring Costs
Costs incurred	$4,368	$1,006	$5,374
Amounts paid	(4,068)	(1,006)	(5,074)

Balance accrued as of December 31, 2007	300	—	300

Amounts paid	(141)	—	(141)

Balance accrued as of March 31, 2008	$159	$—	$159

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
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of the date of adoption was $1.2 million. As a result of filing of prior year tax returns, the unrecognized tax benefits increased to $2.4 million as of December 31, 2007, which if realized, $1.2 million will affect the effective tax rate and $1.2 million will not due to valuation allowance.
The Company does not expect any material changes in the next 12 months in unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for FIN 48 as interest expense for the three months ended March 31, 2008 was approximately $137,000, which is consistent with the Company’s policy. The Company did not incur any interest expense or penalties for the three months ended March 31, 2007.
Under the provisions of Section 382 and 383 of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credits that can be utilized in the future to offset taxable income. The Company does not expect any Section 382 limitation to significantly impact the recorded value or timing of utilization of the net operating loss carryforwards of the Company.
The Company files U.S. Federal and California state tax returns. The Company is currently not subject to any income tax examinations. All prior years remain open for examination subject to applicable statutes of limitation which, for federal purposes, is usually three years from the filing date of the return, plus one additional year for CA. Due to the Company’s losses, generally all years remain open.

10. Stock-Based Compensation
The impact on consolidated results of operations of recording stock-based compensation for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Research and development	$42	$548
General and administrative	128	617

	$170	$1,165

11. Celltrion
VaxGen provides services to assist Celltrion with its operations under a Technical Support and Services Sub-Agreement. VaxGen is paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.2 million and $0.3 million of revenue from Celltrion during the three months ended March 31, 2008 and 2007, respectively.
In February 2006, Celltrion and VaxGen entered into an agreement, or Agreement to Provide U.S. GAAP Financial Information, whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of its independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen agreed to compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on March 31, 2008) per year and shall be subject to VaxGen’s approval. In March 2007, Celltrion and VaxGen amended the Technical Support and Services Sub-Agreement as well as the Agreement to Provide U.S. GAAP Financial Information to reflect a reduction in overhead rate on services performed from 90% to 40%. During the three months March 31, 2007, the Company incurred $1.1 million of expenses under these agreements. No expenses were incurred during the three months ended March 31, 2008 since Celltrion is no longer a related party.
12. Contingencies
If an executive officer’s employment with VaxGen is terminated without cause, or the executive resigns for good reason, as defined in the executives’ employment agreements, the executive would be entitled to receive as severance a lump sum payment equal to 12 months of his base salary and all of his outstanding unvested stock options would be accelerated and become immediately exercisable. If this occurs within 13 months of a change of control, as defined in the executives’ employment agreements, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis. As of March 31, 2008, the aggregate salary and bonus obligations under these circumstances would be $1.3 million.
13. Fair Value Measurements
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurement (“SFAS 157”) with respect to its financial assets and liabilities only. Effective January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under SFAS 159.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 —Inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.
The Company’s cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.
The Company values certain embedded features issued in connection with the financing of the Convertible Notes in 2005 as a derivative liability. The Company estimates the fair value of the derivative liability each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of this liability include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. Of these valuation parameters, management’s assessment of the probability of a change in control is the most subjective and also has the greatest influence on fair value. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in our consolidated statements of operations. The derivative is classified within level 3 of the fair value hierarchy.
At March 31, 2008, the fair value hierarchy of the Company’s marketable securities and derivative liability at fair value in connection with the adoption of SFAS 157 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$25,948	$—	$—	$25,948
Commercial paper	—	15,164	—	15,164
Corporate debt securities	—	6,578	—	6,578
Investment securities:
Commercial paper	—	12,298	—	12,298
U.S. government agency obligations	—	2,096	—	2,096
Restricted cash:
Money market funds	1,560	—	—	1,560

Total Financial Assets	$27,508	$36,136	$—	$63,644

Liabilities:
Derivative liability	$—	$—	$5,111	$5,111

The unrealized gains of $4,000, excluded from earnings and reported as a component of accumulated other comprehensive loss, are related primarily to the difference in value of the marketable securities at the beginning and end of the period. At March 31, 2008, the Company’s marketable securities had an aggregate unrealized gain of $12,000.
The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2008 (in thousands):

Derivative
Liability
Balance as of January 1, 2008	$3,500
Valuation adjustment included in net loss	1,611

Balance as of March 31, 2008	$5,111

14. Subsequent Events
Bridge Loan to Raven
In April 2008, the Company loaned Raven an additional $0.6 million under the Bridge Loan (see Note 6).
Restructuring
On April 9, 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger between VaxGen and Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. The Company incurred restructuring costs of approximately $1.0 million for one-time termination costs associated with this action.
Sale of Anthrax Vaccine Program
On May 2, 2008, the Company completed the sale of all assets and rights related to its recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology to Emergent BioSolutions, Inc. Under the terms of the transaction, Emergent BioSolutions, Inc. paid VaxGen $2 million upon execution of the definitive agreement and may be obligated to pay VaxGen up to an additional $8 million in milestone payments, plus specified percentages of any future net sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, and our unaudited condensed consolidated financial statements and related notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q. In addition to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part II — Item 1A herein when evaluating an investment in our common stock. This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives of management for future operations, any statements regarding future operations, any statements concerning proposed new products or services, any statements regarding pending or future mergers or acquisitions, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue” or the negative thereof or other comparable terminology.
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
On August 6, 2004, we announced that we had received notification from Nasdaq that our stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. We became current again in our filing of reports with the SEC on October 4, 2007. Our common stock is currently quoted on the OTC Bulletin Board under the symbol VXGN.OB.
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
In December 2006, we announced the termination of the SNS Contract by HHS. As a result, we implemented a reduction in force, or RIF, in January 2007. The cash outflow of the RIF was $3.5 in 2007. Beginning in April 2007, wage savings per month were $0.7 million and $0.2 million, respectively, for Research and Development, or R&D, and General and Administrative, or G&A. In addition, we did not renew an office space lease that expired at the end of May 2007. This lease, coupled with utilities and maintenance, reduced expenses by $0.2 million per month.
In May 2007, we further reduced our workforce to decrease operating costs. The cash outflow of this RIF was $0.6 million during 2007. This RIF mostly impacted R&D. Beginning in July 2007, additional wage savings were $0.1 million per month. The RIFs in January 2007 and May 2007 have reduced our cash disbursements by approximately $1.2 million per month since June 30, 2007. We do not expect these savings to be materially offset by any anticipated increases in other expenses.
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
In September 2007, we further reduced our workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. The estimated cash outflow of this RIF is $1.1 million. The cash outflow of this RIF was $0.9 million during 2007 and $0.1 million during the three months ended March 31, 2008. Beginning in October 2007, additional wage savings were $0.3 million per month. We do not expect these savings to be materially offset by any anticipated increases in other expenses.
The following table summarizes the restructuring charges and expenditures relating to the 2007 restructurings (in thousands):

		Consolidation
		of Excess
	Workforce	Facilities and
	Reduction	Other	Total

Restructuring Costs
Costs incurred	$4,368	$1,006	$5,374
Amounts paid	(4,068)	(1,006)	(5,074)

Balance accrued as of December 31, 2007	300	—	300

Amounts paid	(141)	—	(141)

Balance accrued as of March 31, 2008	$159	$—	$159

In October 2007, we amended our lease agreement, dated October 26, 1998, or Lease Amendment. Per the Lease Amendment, we relinquished our occupancy of one of our two buildings subject to the lease on March 1, 2008. The Lease Amendment reduced our lease obligations by $12.2 million over the remaining lease term, which runs through December 31, 2016. We paid a surrender fee to the landlord of $0.1 million. Under the Lease Amendment, the amount of the $2.4 million letter of credit we delivered in favor of the landlord was reduced by $1.0 million, with further reductions over the remaining term of the lease upon our achievement of financial benchmarks.
In November 2007, we entered into an Agreement and Plan of Merger, as amended in December 2007 and February 2008, or Merger Agreement, with Raven biotechnologies, inc., or Raven. Raven is a private, development stage biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody-based products for the treatment of cancer.

On March 28, 2008, we entered into a Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note (the “Termination Agreement and Amendment”), terminating the Agreement and Plan of Merger between Raven and two of our wholly-owned subsidiaries and amending the terms of our bridge loan to Raven. The balance on the loan was $5.4 million as of March 31, 2008. In April 2008, we loaned Raven an additional $0.6 million under the Bridge Loan. Under the Termination Agreement and Amendment, the parties mutually agreed to terminate the Merger Agreement effective immediately. The Company recorded $2.3 million of costs, primarily professional fees, related with the proposed merger during the three months ended March 31, 2008.
On April 9, 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. The Company incurred restructuring costs of approximately $1.0 million for one-time termination costs associated with this action.
As a result of the termination of the merger with Raven, we are evaluating strategic alternatives.
On May 2, 2008, we completed the sale of all assets and rights related to its recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology to Emergent BioSolutions, Inc. Under the terms of the transaction, Emergent BioSolutions, Inc. paid us $2 million upon execution of the definitive agreement and may be obligated to pay up to an additional $8 million in milestone payments, plus specified percentages of future net sales.
Celltrion
For the six months ended June 30, 2006, our investment in Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea, was accounted for under the equity method. At June 30, 2006, our ownership interest in Celltrion was 8%. During June and December 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock. At December 31, 2007 and March 31, 2008, we held a nominal ownership interest in Celltrion.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Reference should be made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC in March 2008, for a description of our critical accounting policies. There have been no significant changes to our policies since we filed that report, other than those mentioned below.
Assets Held for Sale
The Company considers an asset held for sale when all of the following criteria per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) are met:
a)	Management commits to a plan to sell the asset;

b)	The asset is available for immediate sale in its present condition;

c)	An active marketing plan to sell the asset has been initiated at a reasonable price;

d)	The sale of the asset is probable within one year; and,

e)	It is unlikely that significant changes to the plan to sell the asset will be made.
Upon designation of a property as an asset held for sale and in accordance with the provisions of SFAS 144, the Company records the carrying value of the property at the lower of its carrying value or its estimated fair market value, less estimated selling costs, and the Company ceases depreciation of the asset.
All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “loss from operations” in the Condensed Consolidated Statement of Operations. All assets held for sale and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheet. The amount the Company will ultimately realize could differ from the amount recorded in the financial statements.
Adoption of SFAS 157
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurement (“SFAS 157”) with respect to its financial assets and liabilities only. Effective January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under SFAS 159.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Our adoption of SFAS 157 did not have a material impact on our consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.
Our cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.
We value certain embedded features issued in connection with the financing of our Convertible Notes in 2005 as a derivative liability. We estimate the fair value of our derivative liability each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of this liability include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. Of these valuation parameters, management’s assessment of the probability of a change in control is the most subjective and also has the greatest influence on fair value. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in our consolidated statements of operations. The derivative is classified within level 3 of the fair value hierarchy.
Based on the results of our fair value measurement of our derivative liability, we recognized a valuation loss of $1.6 million for the three months ended March 31, 2008, which was included in other income (expense), net in our condensed consolidated statements of operations. The carrying value of our derivative liability was $5.1 million as of March 31, 2008.
RESULTS OF OPERATIONS
Comparison of Fiscal Quarters Ended March 31, 2008 and 2007
Revenues

	Three Months Ended		Percent
	March 31,		Change
	2008	2007	2008/2007
	(in thousands)
Revenues	$278	$4,184	-93%
Revenues for the three months ended March 31, 2008 were primarily from service revenues earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and start-up of Celltrion’s manufacturing facility. VaxGen recognized $0.2 million and $0.3 million from Celltrion during the three months ended March 31, 2008 and 2007, respectively. Revenues for the three months ended March 31, 2007 include $3.9 million from our Anthrax Contracts principally reflecting the 2007 reimbursement of restructuring costs as a result of the termination of the Anthrax Contracts in December 2006.

Revenues earned in one period are not indicative of revenues to be earned in future periods. Following the HHS decision to terminate its contract with us, we ceased actively developing our anthrax vaccine, scaled back our biodefense activities and are actively pursuing strategic and other alternatives; therefore, we expect revenues for the remainder of 2008 to primarily consist of revenues from Celltrion, which are not expected to be significant.
Research and development expenses

	Three Months Ended		Percent
	March 31,		Change
	2008	2007	2008/2007
	(in thousands)
Research and development expenses	$1,387	$7,088	-80%
Research expenses, which are currently general facility maintenance in nature, include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. The decrease in research and development expenses in the three months ended March 31, 2008 over the comparable period in 2007 was primarily due to:
•	Labor and related expenses, which decreased by $1.6 million primarily due to decreased headcount following multiple reductions in force during 2007; and

•	Facilities and overhead costs, which decreased by $4.1 million due to reduced operations and consolidation of facilities.
Development timelines, probability of success and development costs vary widely. While we are currently not actively developing any product candidates, we anticipate that we will make determinations as to which new programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of future product candidates.
We expect our research and development expenses during the remainder of 2008 will be less than historical levels due to our 2007 and 2008 reductions in force.
General and administrative expenses

	Three Months Ended		Percent
	March 31,		Change
	2008	2007	2008/2007
	(in thousands)
General and administrative expenses	$5,400	$6,578	-18%
General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.
The decrease in general and administrative expenses in the three months ended March 31, 2008 over the comparable period of 2007 was primarily due to:
•	Labor and benefits, which decreased by $0.7 million primarily associated with the 2007 reductions in force;

•	Consultant and outside labor costs, which decreased by $2.9 million due to reduced operations;

•	The above reductions were partially offset by the costs associated with the terminated merger with Raven of $2.3 million.
We expect quarterly general and administrative expenses to decrease during the remainder of 2008 due to our 2007 and 2008 reductions in force and the termination of our proposed merger agreement with Raven.

Restructuring expenses

	Three Months Ended		Percent
	March 31,		Change
	2008	2007	2008/2007
	(in thousands)
Restructuring expenses	$—	$3,717	-100%
During January 2007, we reduced our workforce to reduce operating costs. Restructuring costs include $2.7 million for employee termination benefits and $1.0 million for costs associated with consolidation of our facilities in California.
Other income (expense)

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Interest expense	$(767)	$(611)
Interest income	714	1,239
Valuation adjustments	(1,611)	2,832
Gain on convertible debt repurchase	713	—
Other	(11)	—

Total other income (expense), net	$(962)	$3,460

The decrease in other income for the three months ended March 31, 2008 from the comparable period in 2007 was primarily due to:
•	Interest income decreased due to lower overall cash, cash equivalent and investment balances primarily due to our operating losses;

•	Expenses for mark-to-market adjustments related to the valuation of our outstanding derivatives on our 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, changed primarily due to changes in the likelihood of a change in control potentially triggering the redemption option related to the Notes; and

•	Partially offset by a gain on the repurchase of $1.5 million principal amount of our Notes at a purchase price of $0.8 million plus accrued interest.
We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances. Valuation adjustments will continue to be impacted by changes in our common stock price, our volatility and our expectations relative to a change in control. No changes in our debt levels are anticipated and therefore quarterly interest expense is expected to remain at the three months ended March 31, 2008 level throughout 2008.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	2008	2007
	(in thousands)
As of March 31:
Cash, cash equivalents and investment securities	$62,084	$83,588
Working capital	65,547	83,212

Three Months ended March 31:
Cash provided by (used in)
Operating activities	$(4,854)	$(11,961)
Investing activities	(11,432)	7,162
Financing activities	(750)	—
Our primary capital requirements for the three months ended March 31, 2008 were the result of expenses incurred for the proposed Raven merger and related strategic asset disposals. Through March 31, 2008, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction.

In April 2005, we raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of Notes due April 1, 2010. The Notes require us to make semi-annual payments of interest in cash at a rate of 5 1/2%, due April 1 and October 1. If a change in control occurs, as defined in the indenture, on or prior to the stated maturity of the Notes, the holders of the Notes may require under certain circumstances us to repurchase the Notes and pay a make-whole premium to the holders of the Notes. If the stock price on the effective date of redemption is less than $12.30 per share, no make-whole premium will be paid. If the holders request such a repurchase, we or our successor entity may choose to pay in cash, common stock or a combination of cash and common stock.
The decrease in net cash used in operating activities to $4.9 million from $12.0 million for the three months ended March 31, 2008 and 2007, respectively, was primarily attributable to our reduced operating losses although the effect of non-cash items upon operating activities was significant in both periods and included:
•	Depreciation expense of $0.5 million in 2008 and $1.6 million in 2007, reflecting the $10.7 impairment of property and equipment in the fourth quarter of 2007;

•	Stock-based compensation expense of $0.2 million in 2008 and $1.2 million in 2007;

•	Valuation loss of $1.6 million in 2008 and valuation gain of $2.8 million in 2007, reflecting changes in the fair value of outstanding derivatives from the Notes; and

•	Gain on redemption of the Notes of $0.7 million in 2008.
Cash used in operating activities was also affected by the following:
•	Receivables, which increased by $19,000 in 2008 and by $3.1 million in 2007 primarily due to reduced revenues and the timing of payments received;

•	Accrued and other current liabilities, which increased by $56,000 in 2008 and by $2.1 million in 2007 primarily due to the timing of payments and the reduced level of operating activities; and

•	Other, which increased by $2.4 million in 2008 and $0.3 million in 2007 primarily due to $1.9 million of Raven merger costs capitalized at December 31, 2007 that were expensed as general and administrative expense during the three months ended March 31, 2008.
Net cash used in investing activities of $11.4 million in the three months ended March 31, 2008 consisted primarily of the net of activities relating to the purchase and sale of investment securities and $4.0 million loaned to Raven under the bridge loan. Net cash from investing activities of $7.2 million in the three months ended March 31, 2007 consisted primarily of the net of activities relating to the purchase and sale of investment securities and $2.4 million collected from the 2005 sale of some our Celltrion common stock.
Net cash used by financing activities in the three months ended March 31, 2008 was from our redemption of $1.5 million principal amount of our senior subordinated convertible notes at a purchase price of $0.8 million plus accrued interest.
At March 31, 2008, $62.1 million, or 76%, of our assets consisted of cash, cash equivalents and investment securities. We had working capital of $65.5 million at March 31, 2008, compared to $83.2 million at March 31, 2007. This decrease in working capital is primarily due to the following:
•	Cash and cash equivalents which decreased by $20.6 million primarily due to operating losses;

•	Receivables and unbilled receivables, which decreased by $10.8 million primarily due to the end of billings to the U.S. government; and

•	Partially offset by the classification of property and equipment of $10.3 million as assets held for sale.
We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs, capital expenditures, debt obligations and commitments through at least March 31, 2009. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction.
Off-Balance Sheet Arrangements
As of March 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated results of operations and financial condition.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our consolidated results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulleting No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also established accounting and reporting standards for the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At March 31, 2008, we held available-for-sale securities in the principal amount of $14.4 million. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2008, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.
Indebtedness
At March 31, 2008, our outstanding non-current liabilities include $30.0 million of our Notes due April 1, 2010 which we sold in a private placement in April 2005. As the Notes bear interest at a fixed rate, our interest expense under the Notes would not be affected by interest rate changes. As of March 31, 2008, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.
Derivative Valuation Risk
The terms of our Notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other expense of $1.6 million for the three months ended March 31, 2008. At March 31, 2008, the embedded derivative liability was valued at $5.1 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. A change in probability of a triggering event and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
The Company’s management evaluated, with the participation of our principal executive and financial officer (Chief Executive Officer), the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer has concluded our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to VaxGen’s management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, VaxGen’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls.
Internal control over financial reporting may not prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors as well as other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described herein are not the only ones we face. Additional risks and uncertainties that we do not know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If events corresponding to any of these risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. In that case, the trading price of our common stock could decline. When used in this report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen. Risk factors which have materially changed since our 2007 10-K are marked with an “*”.
We do not currently have capabilities to develop products or offer any services; the continued survival of our business is wholly dependent on our ability to identify and successfully complete a strategic transaction, and/or the sale of the company’s assets which we may be unable to accomplish. *
We discontinued clinical development of our anthrax vaccine candidate, rPA102, after HHS terminated our SNS Contract in December 2006. In addition, in June 2007 we terminated our contract with Kaketsuken to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions, and as a result have no remaining internal capability to identify or develop product candidates. As a result of the termination of our SNS Contract, we evaluated strategic alternatives and retained a financial advisor. As a result of this process, we entered into the Merger Agreement with Raven on November 12, 2007, which was subsequently terminated by mutual agreement on March 28, 2008 due to a lack of stockholder support.
We cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with a pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs. We are also unable to predict if the company will be able to sell its remaining assets (principally, its manufacturing facility) or if such a sale can be consummated on favorable terms. If we are unable to identify and complete an alternate strategic transaction, our business will be liquidated.
We may use some or all of our remaining resources, including available cash, while we seek to identify a strategic transaction; we may fail to identify an appropriate transaction; our stockholders may vote against a proposed transaction; and even if a strategic transaction is completed, it may be unsuccessful in creating value for stockholders.
As a result of the termination of our SNS Contract, we have been evaluating strategic alternatives since January 2007. In November 2007 we entered into a merger agreement with Raven, which was terminated in March 2008 due to a lack of stockholder support. The process of identifying, negotiating and seeking stockholder approval to the proposed Raven merger was time consuming and expensive. For example, we recorded $2.3 million of costs, primarily professional fees, related to the proposed merger with Raven, during the three months ended March 31, 2008.
We expect the process of identifying potential alternate strategic transactions will similarly be time-consuming and expensive, regardless of whether we are successful. We cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with a pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction, once identified, would be approved by our stockholders or consummated on favorable terms. Significant ownership of our common stock is concentrated among several large stockholders and those stockholders may vote against a transaction, even if our board of directors and management view the transaction as beneficial. We may use a portion or all of our remaining resources seeking to identify and complete a strategic transaction but ultimately be unable to do so, or even if completed, the transaction may not provide us with a pipeline or return value to stockholders — either outcome could cause our stockholders to lose some or all of their investment in our common stock.

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
If our competitors successfully enter into partnering or license agreements or we are unable to reach agreement on license or partnering agreements on terms acceptable to us, we may then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. In addition, if we are unable to manage successfully any acquisitions, joint ventures and other collaboration opportunities, we may be limited in our ability to develop new products and to rebuild our product pipeline.
We may need to raise additional capital to support our operations and in order to continue as a going concern if we successfully complete a strategic transaction.
We believe that our existing cash, cash equivalents and investment securities as of March 31, 2008 will be sufficient to meet our projected operating requirements through at least March 31, 2009. In addition to our workforce reductions, the termination of our rPA102 and smallpox development activities and the sale of our assets related to rPA102, we are exploring strategic alternatives. Our restructuring measures implemented to date and any future transactions may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock, thereby limiting our ability to raise additional funds or consummate a strategic transaction.
We will require substantial funds to conduct development activities if we acquire additional products or companies or consummate a strategic transaction. Our ability to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We may seek to raise additional funds through the sale of equity or debt to meet our working capital and capital expenditure needs. We do not know, however, whether additional financing will be available when needed, or whether it will be available on favorable terms or at all. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.
As a result of the reductions in our workforce that we announced throughout 2007 and 2008, we may not be successful in retaining key employees and in attracting qualified new employees as required in the future. If we are unable to retain our management or to attract additional qualified personnel, our ability to rebuild our business will be seriously jeopardized. *
Several times during 2007 and 2008 we implemented restructurings resulting in the reduction of our workforce. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may experience further reductions in force due to voluntary employee resignations and a diminished ability to recruit new employees. If we rebuild our business and need to recruit qualified personnel, including scientific staff and scientific advisors, we may be unable to attract or retain key personnel on acceptable terms, if at all.

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
Our existing indebtedness consists of $30 million in Notes. This indebtedness, and any future indebtedness we may incur, could have important consequences, including:
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
To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At March 31, 2008, we had an accumulated deficit of $262.1 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.
Biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products, including vaccines used to fight bioterrorism, are still evolving. If we are unable to successfully develop and test product candidates in accordance with such requirements, our business will suffer.
We are subject to rigorous and extensive regulation by the FDA and comparable foreign regulatory authorities for any product candidates we may develop. In the United States, our potential product candidates would likely be regulated by the FDA as biological drug products, known as Biologics. In order to obtain approval from the FDA to market any product candidates we may develop, we will be required to submit to the FDA a Biologics License Application, or BLA, which must include both preclinical and clinical trial data as prescribed by the FDA’s current regulatory criteria, as well as extensive data regarding the manufacturing procedures and processes for the product candidates. Ordinarily, the FDA requires a sponsor to support a BLA application with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 efficacy trials conducted in patients with the disease or condition being targeted.

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
Currently, our common stock is traded on the OTC Bulletin Board. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and March 31, 2008, the closing price of our common stock has ranged from a high of $18.55 per share to a low of $0.42 per share.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a)	Exhibits required by Item 601 of Regulation S-K:
The following exhibits are filed as part of this report:

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

10.100	Note Repurchase Agreement, dated February 4, 2006, by and among VaxGen, Inc., Xmark Opportunity Fund, L.P. and Xmark Opportunity Fund, Ltd.	8-K	000-26483	2-8-2008	10.1

10.101	Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note, dated March 28, 2008, by and among VaxGen, Inc. and Raven biotechnologies, inc.	8-K	000-26483	3-28-2008	10.1

10.102	Form of Amendment to Executive Employment Agreement	8-K	000-26483	4-1-08	10.1

10.103	Separation Agreement between VaxGen, Inc. and Matthew J. Pfeffer, dated April 7, 2008	10-Q				X

31.1	Rule 13a-14(a)/15d-14(a) Certification	10-Q				X

32.1	Section 1350 Certification	10-Q				X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.
Dated: May 14, 2008	By:	/s/ James P. Panek
James P. Panek
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.100	Note Repurchase Agreement, dated February 4, 2006, by and among VaxGen, Inc., Xmark Opportunity Fund, L.P. and Xmark Opportunity Fund, Ltd.	8-K	000-26483	2-8-2008	10.1

Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

10.101	Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note, dated March 28, 2008, by and among VaxGen, Inc. and Raven biotechnologies, inc.	8-K	000-26483	3-28-2008	10.1

10.102	Form of Amendment to Executive Employment Agreement	8-K	000-26483	4-1-08	10.1

10.103	Separation Agreement between VaxGen, Inc. and Matthew J. Pfeffer, dated April 7, 2008	10-Q				X

31.1	Rule 13a-14(a)/15d-14(a) Certification	10-Q				X

32.1	Section 1350 Certification	10-Q				X