Form 10-Q
period 2008-06-30
VAXGEN INC
filed 2008-08-14
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Yes ☐       No ☑
The issuer has one class of common stock with 33,106,523 shares outstanding as of July 31, 2008.

VaxGen, Inc.
Form 10-Q
For the Quarter Ended June 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$54,291	$64,726
Investment securities	4,742	6,889
Accounts receivable	232	199
Prepaid expenses and other current assets	967	1,167
Loan to Raven biotechnologies, inc	6,000	—
Assets held for sale	1,370	—

Total current assets	67,602	72,981
Property and equipment	—	10,806
Restricted cash	1,556	1,556
Other assets	1,049	4,622

Total assets	$70,207	$89,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176	$2,151
Accrued and other current liabilities	1,185	2,326
Derivative liability	4,455	3,500

Total current liabilities	5,816	7,977
Convertible senior subordinated notes	29,390	30,679
Deferred rent and other liabilities	4,743	4,270

Total liabilities	39,949	42,926

Contingencies (Note 13)

Stockholders’ equity:
Common stock	331	331
Additional paid-in capital	302,500	301,378
Accumulated deficit	(272,573)	(254,678)
Accumulated other comprehensive income	—	8

Total stockholders’ equity	30,258	47,039

Total liabilities and stockholders’ equity	$70,207	$89,965

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$15	$198	$293	$4,382

Operating expenses:
Research and development	—	4,836	1,387	11,925
General and administrative	3,545	4,796	8,945	11,374
Restructuring	985	566	985	4,283
Impairment of assets held for sale	8,498	—	8,498	—

Total operating expenses	13,028	10,198	19,815	27,582

Loss from operations	(13,013)	(10,000)	(19,522)	(23,200)

Other income (expense)
Interest expense	(601)	(612)	(1,369)	(1,223)
Interest income	534	1,279	1,249	2,519
Valuation adjustments	656	1,212	(955)	4,044
Gain on convertible debt redemption	—	—	713	—
Gain on sale of Anthrax Program	2,000	—	2,000	—
Other, net	—	—	(11)	—

Total other income, net	2,589	1,879	1,627	5,340

Net loss	$(10,424)	$(8,121)	$(17,895)	$(17,860)

Basic and diluted net loss per share	$(0.31)	$(0.25)	$(0.54)	$(0.54)

Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107	33,107	33,107

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(17,895)	$(17,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	3,086
Impairment of assets held for sale	8,498	—
Valuation adjustments	955	(4,044)
Stock-based compensation	1,122	1,536
Amortization of premiums and discounts on investment securities	(161)	(612)
Gain on convertible debt repurchase	(713)	—
Non-cash interest expense	381	356
Non-cash interest income	(187)	—
Raven merger costs previously capitalized	1,932	—
Changes in operating assets and liabilities
Receivables	(33)	7,878
Prepaid expenses and other current assets	200	1,497
Accounts payable	(1,975)	(2,810)
Accrued and other current liabilities	(1,141)	333
Other	762	475

Net cash used in operating activities	(7,668)	(10,165)

Cash flows from investing activities:
Purchase of property and equipment	—	(19)
Fees from sale of investment in affiliate	—	(2,441)
Proceeds from sale of assets held for sale	351	—
Proceeds from sale and maturity of investment securities	18,242	30,950
Purchase of investment securities	(15,942)	(40,418)
Loan to Raven biotechnologies, inc.	(4,668)	—
Other	—	(40)

Net cash used in investing activities	(2,017)	(11,968)

Cash flows from financing activities:
Redemption of senior subordinated convertible notes	(750)	—

Net cash used in financing activities	(750)	—

Net decrease in cash and cash equivalents	(10,435)	(22,133)
Cash and cash equivalents, beginning of period	64,726	73,075

Cash and cash equivalents, end of period	$54,291	$50,942

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Nature of Business Activities
VaxGen is a biopharmaceutical company based in South San Francisco, California. The company owns a state-of-the-art biopharmaceutical manufacturing facility with a 1,000-liter bioreactor that can be used to make cell culture or microbial biologic products. This facility is located within leased premises. The company has ended all product development activities and sold or otherwise terminated its drug development programs. The company is seeking to maximize the value of its remaining assets through a transaction or series of transactions.
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
On March 28, 2008, the Company entered into a Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note (the “Termination Agreement and Amendment”), terminating the Agreement and Plan of Merger between Raven and two of the Company’s wholly-owned subsidiaries and amending the terms of its bridge loan to Raven. The balance on the loan was $6.0 million as of June 30, 2008. Under the Termination Agreement and Amendment, the parties mutually agreed to terminate the Merger Agreement effective immediately. The Company recorded in general and administrative expenses $2.3 million of costs, primarily professional fees, related with the proposed merger during the six months ended June 30, 2008.
On April 9, 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. The Company incurred restructuring costs of approximately $1.0 million for one-time termination costs associated with this action in April 2008. (See Note 9)
As a result of the termination of proposed merger with Raven, the Company is considering various alternate strategic transactions to return value to its stockholders. If the Company is unable to identify and complete an alternate strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Delisting from the Nasdaq National Market
On August 6, 2004, the Company announced that it had received notification from the Nasdaq National Market, now the Nasdaq Global Market, or Nasdaq, that the Company’s common stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed the Company’s appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. Following that, the Company’s common stock was traded over the counter, or OTC, and quoted on the Pink Sheets under the symbol VXGN.PK. The Company became current again in its filing of reports with the Securities and Exchange Commission, or SEC, on October 4, 2007, upon filing the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. On March 13, 2008, the Company’s common stock began trading on the OTC Bulletin Board under the symbol VXGN.OB and has been trading on the OTC Bulletin Board since then.

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
The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year or any interim period. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.
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
Recent Accounting Pronouncements
In June 2008 the FASB ratified FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP No. EITF 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share (“SFAS No. 128”). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the effects, if any that FSP No. EITF 03-6-1 may have on earnings per share.
In May 2008 the FASB ratified FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and into an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. APB 14-1 will require that convertible debt within its scope reflect an entity’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the potential impact, if any that FSP No. APB 14-1 may have on its consolidated results of operations and financial conditions.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.
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
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(10,424)	$(8,121)	$(17,895)	$(17,860)

Basic and diluted net loss per share	$(0.31)	$(0.25)	$(0.54)	$(0.54)

Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107	33,107	33,107

Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For all periods presented, the following potential common shares were excluded from the computation of diluted net loss per share, as their effect was antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Options to purchase common stock	5,336	5,686	5,336	5,686
Warrants to purchase common stock	2,317	2,359	2,317	2,359
Convertible senior subordinated notes	2,033	2,134	2,033	2,134

Total	9,686	10,179	9,686	10,179

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(10,424)	$(8,121)	$(17,895)	$(17,860)
Change in unrealized gains on investment securities	(12)	—	(8)	1

Comprehensive loss	$(10,436)	$(8,121)	$(17,903)	$(17,859)

5. Sale of Anthrax Program
On May 2, 2008, the Company completed the sale of all assets and rights related to its recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology to Emergent BioSolutions, Inc., or Emergent. Under the terms of the transaction, Emergent paid VaxGen $2 million upon execution of the definitive agreement and may be obligated to pay VaxGen up to an additional $8 million in milestone payments, plus specified percentages of future net sales for 12.5 years beginning from the first commercial sale. The Company recorded $2.0 million as other income during the three and six months ended June 30, 2008 for the sale of the Anthrax Program.
6. Assets Held For Sale
The Company has committed to a plan to sell the equipment, software and leasehold improvements related to its California manufacturing facility. These assets have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144.
Based on the lack of success in finding a buyer for its facility and expectation of need to dismantle to sell, the Company performed an impairment assessment of the facility as of June 30, 2008. At June 30, 2008, the Company estimated that the fair market values of these assets were less than the carrying values of these assets by $8.5 million, which was recorded as an impairment of assets held for sale in the statement of operations for the three and six months ended June 30, 2008. The impairment includes all leasehold improvements relating to the facility of approximately $6.5 million, as these items will have no future economic benefit. The Company used the market approach to determine fair market value of its assets held for sale.
Assets held for sale at June 30, 2008 of $1.4 million consists primarily of equipment, furniture and fixtures.

7. Loan to Raven biotechnologies, inc.
In November 2007, the Company entered into a loan agreement with Raven (“Bridge Loan”), which provided for the Company to lend Raven up to $6 million in cash in the aggregate, beginning December 1, 2007. Under the Bridge Loan, the Company was obligated to provide monthly loan advances to Raven based on a schedule attached to the Bridge Loan. These obligations to make loan advances to Raven ended on April 1, 2008. The interest rate of the Bridge Loan is 8% per annum.
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
8. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Employee benefits and severance	$217	$1,398
Income taxes	—	60
Interest on convertible notes	413	433
Other	555	435

Total accrued and other current liabilities	$1,185	$2,326

9. Restructuring
In January 2007, the Company restructured operations to significantly reduce operating costs and announced it was actively pursuing avenues to enhance stockholder value through a strategic transaction and/or the sale of its assets. The Company incurred restructuring costs associated with this plan of $2.6 million for employee termination benefits, $0.1 million related to the acceleration of stock options and $1.0 million of costs associated with the consolidation of its facilities in California. The majority of these costs were recovered from the U.S. government as part of the April 2007 settlement agreement. In May and September 2007, the Company further reduced its workforce to decrease operating costs. Restructuring costs of $1.7 million relating to the May and September 2007 workforce reductions included employee termination and benefit costs. Severance, benefit and other costs associated with restructuring activities were recorded in accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).
In April 2008, the Company restructured its workforce to reduce operating expenses as a result of the termination of the proposed merger between VaxGen and Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. During the second quarter of 2008, the Company incurred and paid restructuring costs of $1.0 million for one-time employee termination costs associated with this action. As part of restructuring, the vesting of stock options held by the former Chief Financial Officer were accelerated. This resulted in the Company recording an additional $0.8 million of stock based compensation in general and administrative expense during the three and six months ended June 30, 2008.
All restructuring costs were paid by June 30, 2008 as follows (in thousands):

		Consolidation
		of Excess
	Workforce	Facilities and
	Reduction	Other	Total
Restructuring Costs
Costs incurred	$4,368	$1,006	$5,374
Amounts paid	(4,068)	(1,006)	(5,074)

Balance accrued as of December 31, 2007	300	—	300
Costs incurred	985	—	985
Amounts paid	(1,285)	—	(1,285)

Balance accrued as of June 30, 2008	$—	$—	$—

10. Income Taxes
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
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of the date of adoption was $1.2 million. As a result of filing of prior year tax returns, the unrecognized tax benefits have increased to $2.4 million at the end of 2007, which if realized, $1.2 million will affect the effective tax rate and $1.2 million will not due to valuation allowance. These amounts remained unchanged as of June 30, 2008.
The Company does not expect any material changes in the next 12 months in unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for FIN 48 as interest expense, as of June 30, 2008, is $0.2 million, which is consistent with the Company’s policy.
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
11. Stock-Based Compensation
The impact on consolidated results of operations of recording stock-based compensation for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development	$—	$173	$42	$721
General and administrative	951	198	1,080	815

	$951	$371	$1,122	$1,536

12. Celltrion
VaxGen provides services to assist Celltrion with its operations under a Technical Support and Services Sub-Agreement. VaxGen is paid for out-of-pocket expenses and services rendered. VaxGen recognized $15,000 and $0.2 million from Celltrion during the three months ended June 30, 2008 and 2007, respectively; and $0.3 million and $0.5 million from Celltrion during the six months ended June 30, 2008 and 2007, respectively.
In February 2006, Celltrion and VaxGen entered into an agreement, or Agreement to Provide U.S. GAAP Financial Information, whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of its independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen agreed to compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on June 30, 2008) per year and shall be subject to VaxGen’s approval. In March 2007, Celltrion and VaxGen amended the Technical Support and Services Sub-Agreement as well as the Agreement to Provide U.S. GAAP Financial Information to reflect a reduction in overhead rate on services performed from 90% to 40%. During the three and six months ended June 30, 2007, the Company incurred $0.1 and $1.2 million of expenses under these agreements, respectively. No expenses were incurred during the six months ended June 30, 2008 since Celltrion is no longer a related party.

13. Contingencies
If an executive officer’s employment with VaxGen is terminated without cause, or the executive resigns for good reason, as defined in the executives’ employment agreements, the executive would be entitled to receive as severance a lump sum payment equal to 12 months of his base salary and all of his outstanding unvested stock options would be accelerated and become immediately exercisable. If this occurs within 13 months of a change of control, as defined in the executives’ employment agreements, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis. As of June 30, 2008, the aggregate salary and bonus obligations under these circumstances would be $0.9 million.
14. Fair Value Measurements
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

As June 30, 2008, the fair value hierarchy of the Company’s marketable securities and derivative liability at fair value in connection with the adoption of SFAS 157 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$9,882	$—	$—	$9,882
Commercial paper	—	37,619	—	37,619
Corporate debt securities	—	6,578	—	6,578
Investment securities:
Commercial paper	—	4,742	—	4,742
Restricted cash:
Money market funds	1,556	—	—	1,556

Total Financial Assets	$11,438	$48,939	$—	$60,377

Liabilities:
Derivative liability	$—	$—	$4,455	$4,455

The unrealized gain of $8,000, excluded from earnings and reported as a component of accumulated other comprehensive loss, are related primarily to the difference in value of the marketable securities at the beginning and end of the period. At June 30, 2008, the Company’s marketable securities had an aggregate unrealized gain/loss of $0.
The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2008 (in thousands):

	Three Months Ended	Six Months Ended
Derivative Liability	June 30, 2008	June 30, 2008

Beginning balance	$5,111	$3,500
Valuation adjustment	(656)	955

Ending balance	$4,455	$4,455

15. Subsequent Events
Note Redemptions
In July 2008, the Company repurchased $22.0 million principal amount of its convertible senior subordinated notes at a purchase price of $18.0 million plus $0.3 million in accrued interest using its existing cash. As a result of these transactions, the Company will record in other income a gain on note redemptions of $3.5 million in the third quarter of 2008.
Bridge Loan to Raven
In July 2008, Raven repaid the Company the outstanding Bridge Loan balance of $6.0 million plus $0.3 million in accrued interest (see Note 7).
Anthrax Vaccine Program Milestone Payment
On July 31, 2008, the Company was notified by Emergent BioSolutions, Inc, the purchaser of the Company’s recombinant anthrax vaccine development program and related assets, that conditions had been satisfied that triggered a $1.0 million milestone payment from Emergent to VaxGen in relation to this transaction. This amount will be recorded as other income in the third quarter of 2008.

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
In September 2007, we further reduced our workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. The estimated cash outflow of this RIF is $1.1 million. The cash outflow of this RIF was $0.9 million during 2007 and $0.3 million during the six months ended June 30, 2008. Beginning in October 2007, additional wage savings were $0.3 million per month. We do not expect these savings to be materially offset by any anticipated increases in other expenses.
In April 2008, the Company restructured its workforce to reduce operating expenses as a result of the termination of the proposed merger between VaxGen and Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. During the second quarter of 2008, the Company incurred and paid restructuring costs of $1.0 million for one-time employee termination costs associated with this action.
The following table summarizes the restructuring charges and expenditures relating to the 2007 and 2008 restructurings (in thousands):

		Consolidation
		of Excess
	Workforce	Facilities and
	Reduction	Other	Total
Restructuring Costs
Costs incurred	$4,368	$1,006	$5,374
Amounts paid	(4,068)	(1,006)	(5,074)

Balance accrued as of December 31, 2007	300	—	300
Costs incurred	985	—	985
Amounts paid	(1,285)	—	(1,285)

Balance accrued as of June 30, 2008	$—	$—	$—

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
On March 28, 2008, we entered into a Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note (the “Termination Agreement and Amendment”), terminating the Agreement and Plan of Merger between Raven and two of our wholly-owned subsidiaries and amending the terms of our bridge loan to Raven. The balance on the loan was $6.0 million as of June 30, 2008 which was repaid in full by Raven in July 2008. Under the Termination Agreement and Amendment, the parties mutually agreed to terminate the Merger Agreement effective immediately. The Company recorded $2.3 million of costs, primarily professional fees, related with the proposed merger during the six months ended June 30, 2008.
As a result of the termination of proposed merger with Raven, the Company is considering various alternate strategic transactions to return value to its stockholders. If the Company is unable to identify and complete an alternate strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On May 2, 2008, we completed the sale of all assets and rights related to its recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology to Emergent BioSolutions, Inc., or Emergent. Under the terms of the transaction, Emergent paid us $2 million upon execution of the definitive agreement and may be obligated to pay up to an additional $8 million in milestone payments, plus specified percentages of future net sales.
On July 31, 2008, the Company was notified by Emergent that conditions had been satisfied that triggered a $1.0 million milestone payment from Emergent to VaxGen in relation to this transaction. This payment will be recorded as other income in the third quarter of 2008.

In July 2008, the Company repurchased $22.0 million principal amount of its convertible senior subordinated notes at a purchase price of $18.0 million plus $0.3 million in accrued interest. As a result of these transactions, the Company will record in other income a gain on note redemptions of $3.5 million in the third quarter of 2008.
Celltrion
For the six months ended June 30, 2006, our investment in Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea, was accounted for under the equity method. At June 30, 2006, our ownership interest in Celltrion was 8%. During June and December 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock. At December 31, 2007 and June 30, 2008, we held a nominal ownership interest in Celltrion.
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
Assets Held for Sale
The Company considers an asset held for sale when all of the following criteria per SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) are met:
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
Based on the results of our fair value measurement of our derivative liability, we recognized a valuation gain of $0.7 million and valuation loss of $1.0 million for the three and six months ended June 30, 2008, respectively, which was included in other income (expense), net in our condensed consolidated statements of operations. The carrying value of our derivative liability was $4.5 million as of June 30, 2008.
RESULTS OF OPERATIONS
Comparison of Fiscal Quarters and Six Months Ended June 30, 2008 and 2007
Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2008	2007	2008/2007	2008	2007	2008/2007
	(in thousands)
Revenues	$15	$198	-92%	$293	$4,382	-93%
Revenues for the six months ended June 30, 2008 were from service revenues earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and start-up of Celltrion’s manufacturing facility. VaxGen recognized $15,000 and $0.2 million from Celltrion during the three months ended June 30, 2008 and 2007, respectively; and $0.3 million and $0.5 million from Celltrion during the six months ended June 30, 2008 and 2007, respectively. Revenues for the six months ended June 30, 2007 include $3.9 million from our Anthrax Contracts principally reflecting the 2007 reimbursement of restructuring costs as a result of the termination of the Anthrax Contracts in December 2006.
Revenues earned in one period are not indicative of revenues to be earned in future periods. Following the HHS decision to terminate its contract with us, we ceased actively developing our anthrax vaccine, scaled back our biodefense activities and are actively pursuing strategic and other alternatives; therefore, we are unable to predict revenues, if any, for the remainder of 2008.
Research and development expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2008	2007	2008/2007	2008	2007	2008/2007
	(in thousands)			(in thousands)
Research and development expenses	$—	$4,836	-100%	$1,387	$11,925	-88%

Research expenses include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. The Company ceased operations during the first quarter of 2008 and therefore no research and development expenses were incurred during the second quarter of 2008. Research and development expenses during the second quarter of 2007 included $1.5 million of labor and related expenses, and $3.3 million of facilities and overhead costs.
The decrease in research and development expenses in the six months ended June 30, 2008 over the comparable period in 2007 was primarily due to:
•	Labor and related expenses, which decreased by $3.3 million primarily due to no research and development expenses during the second quarter of 2008 and decreased headcount following multiple reductions in force during 2007; and

•	Facilities and overhead costs, which decreased by $7.4 million due to reduced operations and consolidation of facilities during the first quarter of 2008 and no research and development expenses during the second quarter of 2008.
We expect to incur no research and development expenses during the remainder of 2008.
General and administrative expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2008	2007	2008/2007	2008	2007	2008/2007
	(in thousands)
General and administrative expenses	$3,545	$4,796	-26%	$8,945	$11,374	-21%
General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.
The decrease in general and administrative expenses in the three months ended June 30, 2008 over the comparable period of 2007 was primarily due to lower consultant and outside labor costs which decreased $1.4 million in the three months ending June 30, 2008 versus the comparable 2007 period resulting from non-recurring costs incurred during the second quarter of 2007 to file multiple SEC filings.
The decrease in general and administrative expenses in the six months ended June 30, 2008 over the comparable period of 2007 was primarily due to:
•	Labor and benefits, which decreased by $0.9 million primarily associated with the 2007 and 2008 reductions in force; and

•	Consultant and outside labor costs, which decreased by $1.9 million due to non-recurring costs incurred during the first six months of 2007 to file multiple SEC filings.
We expect quarterly general and administrative expenses to decrease during the remainder of 2008 due to our 2007 and 2008 reductions in force and the termination of our proposed merger agreement with Raven.
Restructuring expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2008	2007	2008/2007	2008	2007	2008/2007
	(in thousands)
Restructuring expenses	$985	$566	74%	$985	$4,283	-77%
During the three months ended June 30, 2008 and June 30, 2007, we reduced our workforce to reduce operating costs. Restructuring costs included employee termination and benefit costs. Restructuring expenses for the six months ended June 30, 2007 also reflect a reduction in January 2007. The January 2007 restructuring costs include $2.7 million for employee termination benefits and $1.0 million for costs associated with consolidation of our facilities in California.

Impairment of assets held for sale

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2008	2007	2008/2007	2008	2007	2008/2007
	(in thousands)
Impairment of assets held for sale	$8,498	$—	100%	$8,498	$—	100%
Based on the lack of success in finding a buyer for its facility and expectation of need to dismantle to sell, the Company performed an impairment assessment of the facility as of June 30, 2008. At June 30, 2008, the Company estimated that the fair market values of these assets were less than the carrying values of these assets by $8.5 million, which was recorded as an impairment of assets held for sale in the statement of operations for the three and six months ended June 30, 2008. The impairment includes all leasehold improvements relating to the facility of approximately $6.5 million, as these items will have no future economic benefit. The Company used the market approach to determine fair market value of its assets held for sale.
Other income (expense)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Interest expense	$(601)	$(612)	$(1,369)	$(1,223)
Interest income	534	1,279	1,249	2,519
Valuation adjustments	656	1,212	(955)	4,044
Gain on convertible debt repurchase	—	—	713	—
Gain on sale of Anthrax Program	2,000	—	2,000	—
Other, net	—	—	(11)	—

Other income, net	$2,589	$1,879	$1,627	$5,340

The increase in other income for the three months ended June 30, 2008 from the comparable period in 2007 was primarily due to:
•	Gain on the sale of our Anthrax Program of $2.0 million; and

•	Partially offset by a) decreased interest income due to lower overall cash, cash equivalent and investment balances primarily due to our operating losses, and b) decreased mark-to-market adjustments related to the valuation of our outstanding derivatives on our 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, primarily due to changes in the likelihood of a change in control potentially triggering the redemption option related to the Notes.
The decrease in other income for the six months ended June 30, 2008 from the comparable period in 2007 was primarily due to:
•	Decreased interest income due to lower overall cash, cash equivalent and investment balances primarily due to our operating losses;

•	Expenses for the mark-to-market adjustments related to the valuation of our outstanding derivatives on our 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, changed primarily due to changes in the likelihood of a change in control potentially triggering the redemption option related to the Notes; and

•	Partially offset by a gain on the sale of our Anthrax program of $2.0 million and a gain of $0.7 million on the repurchase of $1.5 million principal amount of our Notes at a purchase price of $0.8 million plus accrued interest.
We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances. Valuation adjustments will continue to be impacted by changes in our common stock price, our volatility and our expectations relative to a change in control. Repurchases of $22.0 million principal amount of our Notes during July 2008 will decrease our quarterly interest expense during the remainder of 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	2008	2007
	(in thousands)
As of June 30:
Cash, cash equivalents and investment securities	$59,033	$85,691
Working capital	61,786	77,296

Six Months ended June 30:
Cash used in
Operating activities	$(7,668)	$(10,165)
Investing activities	(2,017)	(11,968)
Financing activities	(750)	—
Our primary capital requirements for the six months ended June 30, 2008 were the result of operating losses and expenses incurred for the proposed Raven merger and related strategic asset disposals. Through June 30, 2008, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction.
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
The decrease in net cash used in operating activities to $7.7 million from $10.2 million for the six months ended June 30, 2008 and 2007, respectively, was primarily attributable to the effect of non-cash items upon operating activities in both periods and included:
•	Depreciation expense of $0.6 million in 2008 and $3.1 million in 2007, reflecting the $10.7 impairment of property and equipment in the fourth quarter of 2007;

•	Impairment of assets held for sale of $8.5 million in 2008;

•	Valuation loss of $1.0 million in 2008 and valuation gain of $4.0 million in 2007, reflecting changes in the fair value of outstanding derivatives from the Notes; and

•	Gain on redemption of the Notes of $0.7 million in 2008.

•	$1.9 million of Raven merger costs capitalized at December 31, 2007 that were expensed as general and administrative expense during the six months ended June 30, 2008.
Cash used in operating activities was also affected by the following:
•	Receivables, which increased by $33,000 in 2008 and deceased by $7.9 million in 2007 primarily due to reduced revenues and the timing of payments received;
Net cash used in investing activities of $2.0 million in the six months ended June 30, 2008 consisted primarily of the net of activities relating to the purchase and sale of investment securities and $4.7 million loaned to Raven under the bridge loan. Net cash used in investing activities of $12.0 million in the six months ended June 30, 2007 consisted primarily of the net of activities relating to the purchase and sale of investment securities and $2.4 million collected from the 2005 sale of some of our Celltrion common stock.
Net cash used by financing activities in the six months ended June 30, 2008 was from our redemption of $1.5 million principal amount of our senior subordinated convertible notes at a purchase price of $0.8 million plus accrued interest.
At June 30, 2008, $59.0 million, or 84%, of our assets consisted of cash, cash equivalents and investment securities. We had working capital of $61.8 million at June 30, 2008, compared to $77.3 million at June 30, 2007. This decrease in working capital is primarily due to the following:
•	Cash and cash equivalents and Investments which decreased by $26.7 million primarily due to operating losses;

•	Partially offset by the classification of Loan to Raven biotechnologies, inc of $6.0 million as a current asset.

We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs, capital expenditures, debt obligations and commitments through at least June 30, 2009. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction. If the Company is unable to identify and complete an alternative transaction, the Company will liquidate.
Off-Balance Sheet Arrangements
As of June 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recent Accounting Pronouncements
In June 2008 the FASB ratified FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP No. EITF 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share (“SFAS No. 128”). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We are currently evaluating the effects, if any that FSP No. EITF 03-6-1 may have on earnings per share.
In May 2008 the FASB ratified FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and into an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. APB 14-1 will require that convertible debt within its scope reflect an entity’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We are currently evaluating the potential impact, if any that FSP No. APB 14-1 may have on its consolidated results of operations and financial conditions.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on our financial position, results of operations or cash flow.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At June 30, 2008, we held available-for-sale securities in the principal amount of $4.7 million. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2008, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.
Indebtedness
At June 30, 2008, our outstanding non-current liabilities include $30.0 million of our Notes due April 1, 2010 which we sold in a private placement in April 2005. As the Notes bear interest at a fixed rate, our interest expense under the Notes would not be affected by interest rate changes. As of June 30, 2008, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.
Derivative Valuation Risk
The terms of our Notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other income (expense) of $0.7 million and ($1.0 million) for the three and six months ended June 30, 2008, respectively. At June 30, 2008, the embedded derivative liability was valued at $4.5 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. A change in probability of a triggering event and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
The Company’s management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer has concluded our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to VaxGen’s management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, VaxGen’s internal control over financial reporting.
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
We do not currently have capabilities to develop products or offer any services; the continuation of our business as a going concern is wholly dependent on our ability to identify and successfully complete a strategic transaction, and/or the sale of the company’s assets which we may be unable to accomplish. *
We discontinued clinical development of our anthrax vaccine candidate, rPA102, after HHS terminated our SNS Contract in December 2006. In addition, in June 2007 we terminated our contract with Kaketsuken to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions, and as a result have no remaining internal capability to identify or develop product candidates. As a result of the termination of our SNS Contract, we evaluated strategic alternatives and retained a financial advisor. As a result of this process, we entered into the Merger Agreement with Raven on November 12, 2007, which was subsequently terminated by mutual agreement on March 28, 2008 due to a lack of stockholder support.
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
As a result of the termination of our SNS Contract, we have been evaluating strategic alternatives since January 2007. In November 2007 we entered into a merger agreement with Raven, which was terminated in March 2008 due to a lack of stockholder support. The process of identifying, negotiating and seeking stockholder approval to the proposed Raven merger was time consuming and expensive. For example, we recorded $2.3 million of costs, primarily professional fees, related to the proposed merger with Raven, during the six months ended June 30, 2008.
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
We believe that our existing cash, cash equivalents and investment securities as of June 30, 2008 will be sufficient to meet our projected operating requirements through at least June 30, 2009. In addition to our workforce reductions, the termination of our rPA102 and smallpox development activities and the sale of our assets related to rPA102, we are exploring strategic alternatives. Our restructuring measures implemented to date and any future transactions may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock, thereby limiting our ability to raise additional funds or consummate a strategic transaction.
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
Following the July 2008 note repurchases, our remaining indebtedness consists of $8 million in Notes. This indebtedness, and any future indebtedness we may incur, could have important consequences, including:
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
To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At June 30, 2008, we had an accumulated deficit of $272.6 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.
Biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products, including vaccines used to fight bioterrorism, are still evolving. If we are unable to successfully develop and test product candidates in accordance with such requirements, our business will suffer.
We are subject to rigorous and extensive regulation by the FDA and comparable foreign regulatory authorities for any product candidates we may develop. In the United States, any potential product candidates would likely be regulated by the FDA as biological drug products, known as Biologics. In order to obtain approval from the FDA to market any product candidates we may develop, we will be required to submit to the FDA a Biologics License Application, or BLA, which must include both preclinical and clinical trial data as prescribed by the FDA’s current regulatory criteria, as well as extensive data regarding the manufacturing procedures and processes for the product candidates. Ordinarily, the FDA requires a sponsor to support a BLA application with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 efficacy trials conducted in patients with the disease or condition being targeted.

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
Currently, our common stock is traded on the OTC Bulletin Board. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and June 30, 2008, the closing price of our common stock has ranged from a high of $18.55 per share to a low of $0.42 per share.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K:
The following exhibits are filed as part of this report:

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.103	Separation Agreement between VaxGen, Inc. and Matthew J. Pfeffer, dated April 7, 2008	10-Q	000-26483	5-14-08	10.1

31.1	Rule 13a-14(a)/15d-14(a) Certification	10-Q				X

32.1	Section 1350 Certification	10-Q				X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.
Dated: August14, 2008	By:	/s/ James P. Panek
James P. Panek
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.103	Separation Agreement between VaxGen, Inc. and Matthew J. Pfeffer, dated April 7, 2008	10-Q	000-26483	5-14-08	10.1

31.1	Rule 13a-14(a)/15d-14(a) Certification	10-Q				X

32.1	Section 1350 Certification	10-Q				X