Form 10-Q
period 2008-09-30
VAXGEN INC
filed 2008-11-10
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Yes ☐ No ☑
The issuer has one class of common stock with 33,106,523 shares outstanding as of October 31, 2008.

VaxGen, Inc.
Form 10-Q
For the Quarter Ended September 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$44,154	$64,726
Investment securities	2,240	6,889
Accounts receivable	—	199
Prepaid expenses and other current assets	725	1,167
Assets held for sale	1,131	—

Total current assets	48,250	72,981
Property and equipment	—	10,806
Restricted cash	1,562	1,556
Other assets	577	4,622

Total assets	$50,389	$89,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96	$2,151
Accrued and other current liabilities	557	2,326
Derivative liability	888	3,500

Total current liabilities	1,541	7,977
Convertible senior subordinated notes	7,860	30,679
Deferred rent and other liabilities	4,687	4,270

Total liabilities	14,088	42,926

Contingencies (Note 13)

Stockholders’ equity:
Common stock	331	331
Additional paid-in capital	302,791	301,378
Accumulated deficit	(267,057)	(254,678)
Accumulated other comprehensive income	236	8

Total stockholders’ equity	36,301	47,039

Total liabilities and stockholders’ equity	$50,389	$89,965

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$—	$416	$293	$4,798

Operating expenses:
Research and development	—	4,125	1,387	16,050
General and administrative	1,947	5,403	10,892	16,778
Restructuring	328	1,092	1,313	5,374
Impairment of assets held for sale	—	—	8,498	—

Total operating expenses	2,275	10,620	22,090	38,202

Loss from operations	(2,275)	(10,204)	(21,797)	(33,404)

Other income (expense)
Interest expense	(202)	(612)	(1,571)	(1,835)
Interest income	334	1,163	1,582	3,682
Valuation adjustments	3,567	(201)	2,612	3,843
Gain on convertible debt repurchase	3,078	—	3,791	—
Gain on sale of Anthrax Program	1,000	—	3,000	—
Other, net	14	—	4	—

Total other income, net	7,791	350	9,418	5,690

Net income (loss)	$5,516	$(9,854)	$(12,379)	$(27,714)

Net income (loss) per share:
Basic	$0.17	$(0.30)	$(0.37)	$(0.84)

Diluted	$(0.03)	$(0.30)	$(0.37)	$(0.84)

Shares used in computing net income (loss) per share:
Basic	33,107	33,107	33,107	33,107

Diluted	33,831	33,107	33,107	33,107

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(12,379)	$(27,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	4,606
Impairment of assets held for sale	8,498	—
Valuation adjustments	(2,612)	(3,843)
Stock-based compensation	1,413	1,885
Amortization of premiums and discounts on investment securities	(170)	(988)
Gain on convertible debt repurchase	(3,791)	—
Non-cash interest expense	427	535
Raven merger costs previously capitalized	1,932	—
Changes in operating assets and liabilities
Receivables	199	7,907
Prepaid expenses and other current assets	442	891
Accounts payable	(2,055)	(2,297)
Accrued and other current liabilities	(1,769)	(508)
Other	533	620

Net cash used in operating activities	(8,745)	(18,906)

Cash flows from investing activities:
Purchase of property and equipment	—	(19)
Fees from sale of investment in affiliate	—	(2,441)
Proceeds from sale of assets held for sale	590	—
Proceeds from sale and maturity of investment securities	22,989	51,074
Purchase of investment securities	(17,942)	(46,126)
Loan to Raven biotechnologies, inc.	(4,668)	—
Repayment of loan by Raven biotechnologies, inc.	6,000	—
Change in restricted cash	(6)	—
Other	—	(47)

Net cash provided by investing activities	6,963	2,441

Cash flows from financing activities:
Repurchase of senior subordinated convertible notes	(18,790)	—

Net cash used in financing activities	(18,790)	—

Net decrease in cash and cash equivalents	(20,572)	(16,465)
Cash and cash equivalents, beginning of period	64,726	73,075

Cash and cash equivalents, end of period	$44,154	$56,610

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
Through March 31, 2007, VaxGen’s principal source of revenue was the U.S. government, principally the National Institutes of Health, or NIH, and related entities. Since April 1, 2007, VaxGen’s principal source of revenue has been from services provided to Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea.
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
On March 28, 2008, the Company entered into a Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note (the “Termination Agreement and Amendment”), terminating immediately the Agreement and Plan of Merger between Raven and two of the Company’s wholly-owned subsidiaries and amending the terms of its bridge loan to Raven. The balance on the loan was paid in full as of September 30, 2008. The Company recorded in general and administrative expenses $2.3 million of costs, primarily professional fees, related with the proposed merger during the nine months ended September 30, 2008.
In April 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. During August 2008, the Company further reduced its workforce. The Company incurred restructuring costs of approximately $0.3 million and $1.3 million for one-time termination costs during the three and nine months ended September 30, 2008, respectively. (See Note 9)
As a result of the termination of the proposed merger with Raven, the Company is considering various alternate strategic transactions to return value to its stockholders. If the Company is unable to identify and complete an alternate strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Delisting from the Nasdaq National Market
On August 6, 2004, the Company announced that it had received notification from the Nasdaq National Market, now the Nasdaq Global Market, or Nasdaq, that the Company’s common stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed the Company’s appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. Following that, the Company’s common stock was traded over the counter, or OTC, and quoted on the Pink Sheets under the symbol VXGN.PK. The Company became current again in its filing of reports with the Securities and Exchange Commission, or SEC, on October 4, 2007, upon filing the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. On March 13, 2008, the Company’s common stock became eligible for quotation on the OTC Bulletin Board under the symbol VXGN.OB and has been trading on the OTC Bulletin Board since then.

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
The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year or any interim period. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.
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
All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “loss from operations” in the Condensed Consolidated Statement of Operations. All assets held for sale and the liabilities related to these assets are separately disclosed in the Condensed Consolidated Balance Sheet. The amount the Company will ultimately realize could differ from the amount recorded in the financial statements. See Note 6 for details of the assets held for sale.
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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF 07-5 may result in the reclassification of the Company’s outstanding warrants from stockholders’ equity to liability and would require the warrants to be marked to market at each reporting period. The Company is currently evaluating the impact of the pending adoption of EITF 07-5 on its consolidated financial statements.
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

3. Net Income (Loss) per Share
Basic net income (loss) per share is calculated based on net income (loss) and the weighted-average number of shares of common stock outstanding during the reported period. Diluted net loss per share attributed to common shares is computed by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of convertible debt.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income (loss) attributable to common stockholders	$5,516	$(9,854)	$(12,379)	$(27,714)
Effect of Dilutive Securities:
Interest expense on convertible debt	187	—	—	—
Gain on convertible debt repurchase	(3,078)	—	—	—
Valuation adjustments	(3,567)	—	—	—

Net loss attributable to common stockholders and assumed conversion	$(942)	$(9,854)	$(12,379)	$(27,714)

Denominator:
Weighted-average common shares outstanding — basic	33,107	33,107	33,107	33,107
Dilutive effect of assumed conversion of convertible debt	724	—	—	—

Weighted-average common shares outstanding — diluted	33,831	33,107	33,107	33,107

Basic net income (loss) per share	$0.17	$(0.30)	$(0.37)	$(0.84)

Diluted net loss per share	$(0.03)	$(0.30)	$(0.37)	$(0.84)

The following outstanding options, warrants to purchase common stock and convertible senior subordinate notes were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Options to purchase common stock	5,324	5,552	5,324	5,552
Warrants to purchase common stock	2,317	2,320	2,317	2,320
Convertible senior subordinated notes	—	2,134	542	2,134

Total	7,641	10,006	8,183	10,006

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$5,516	$(9,854)	$(12,379)	$(27,714)
Change in unrealized gains on investment securities	236	1	228	2

Comprehensive income (loss)	$5,752	$(9,853)	$(12,151)	$(27,712)

5. Sale of Anthrax Program
On May 2, 2008, the Company completed the sale of all assets and rights related to its recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology to Emergent BioSolutions, Inc., or Emergent. Under the terms of the transaction, Emergent paid VaxGen $2 million upon execution of the definitive agreement, an additional $1.0 million milestone payment during the third quarter of 2008, and may be obligated to pay VaxGen up to an additional $7 million in milestone payments, plus specified percentages of future net sales for 12.5 years beginning from the first commercial sale. The Company recorded $1.0 million and $3.0 million as other income during the three and nine months ended September 30, 2008 for the sale of the Anthrax Program.

6. Assets Held For Sale
The Company has committed to a plan to sell the equipment and leasehold improvements related to its California manufacturing facility. These assets have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144.
Based on the lack of success in finding a buyer for its facility and expectation of need to dismantle to sell, the Company performed an impairment assessment of the facility as of June 30, 2008. At June 30, 2008, the Company estimated that the fair market values of these assets were less than the carrying values of these assets by $8.5 million, which was recorded as an impairment of assets held for sale in the statement of operations for the nine months ended September 30, 2008. The impairment includes all leasehold improvements relating to the facility of $6.5 million, as these items will have no future economic benefit. The Company used the market approach to determine fair market value of its assets held for sale. There has been no significant change in the fair market values of these assets at September 30, 2008.
Assets held for sale at September 30, 2008 of $1.1 million consist primarily of equipment, furniture and fixtures.
7. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Employee benefits and severance	$127	$1,398
Income taxes	—	60
Interest on convertible notes	—	433
Deferred Rent	226	94
Other	204	341

Total accrued and other current liabilities	$557	$2,326

8. Note Repurchases
In February 2008, the Company repurchased $1.5 million principal amount of its convertible senior subordinated notes at a purchase price of $0.8 million plus accrued interest using its existing cash. The transaction result in a gain of $0.7 million.
In July 2008, the Company repurchased $22.0 million principal amount of its convertible senior subordinated notes at a purchase price of $18.0 million plus $0.3 million in accrued interest using its existing cash. The transactions resulted in a gain of $3.1 million, net of unamortized note discount and issuance cost of $0.9 million.
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
In April 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. During August 2008, the Company further reduced its workforce. The Company incurred restructuring costs of approximately $0.3 million and $1.3 million for one-time termination costs during the three and nine months ended September 30, 2008, respectively. As part of restructuring, the vesting of stock options held by the former Vice President, Corporate and Business Development and former Chief Financial Officer were accelerated. This resulted in the Company recording an additional $0.2 million and $1.1 million of stock based compensation in general and administrative expense during the three and nine months ended September 30, 2008.

All restructuring costs were paid by September 30, 2008 as follows (in thousands):

		Consolidation
		of Excess
	Workforce	Facilities and
	Reduction	Other	Total
Restructuring Costs
Costs incurred	$4,368	$1,006	$5,374
Amounts paid	(4,068)	(1,006)	(5,074)

Balance accrued as of December 31, 2007	300	—	300
Costs incurred	1,313	—	1,313
Amounts paid	(1,613)	—	(1,613)

Balance accrued as of September 30, 2008	$—	$—	$—

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
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of the date of adoption was $1.2 million. As a result of filing of prior year tax returns, the unrecognized tax benefits have increased to $2.4 million at the end of 2007, which if realized, $1.2 million will affect the effective tax rate and $1.2 million will not due to valuation allowance. These amounts remained unchanged as of September 30, 2008.
The Company does not expect any material changes in the next 12 months in unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for FIN 48 as interest expense, as of September 30, 2008, is $0.2 million, which is consistent with the Company’s policy.
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

11. Stock-Based Compensation
The impact on consolidated results of operations of recording stock-based compensation for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Research and development	$—	$162	$42	$883
General and administrative	291	187	1,371	1,002

	$291	$349	$1,413	$1,885

Stock based compensation includes accelerated vesting of unvested shares due to the restructurings of $0.2 million and $1.1 million for the three and nine months ended September 30, 2008.
12. Celltrion
VaxGen provides services to assist Celltrion with its operations under a Technical Support and Services Sub-Agreement. VaxGen is paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.0 million and $0.2 million from Celltrion during the three months ended September 30, 2008 and 2007, respectively; and $0.3 million and $0.7 million from Celltrion during the nine months ended September 30, 2008 and 2007, respectively.
In February 2006, Celltrion and VaxGen entered into an agreement, or Agreement to Provide U.S. GAAP Financial Information, whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of its independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen agreed to compensate Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such costs shall not exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on September 30, 2008) per year and shall be subject to VaxGen’s approval. In March 2007, Celltrion and VaxGen amended the Technical Support and Services Sub-Agreement as well as the Agreement to Provide U.S. GAAP Financial Information to reflect a reduction in overhead rate on services performed from 90% to 40%. During the three and nine months ended September 30, 2007, the Company incurred zero and $1.2 million of expenses under these agreements, respectively. No expenses were incurred during the three and nine months ended September 30, 2008 since Celltrion is no longer a related party.
13. Contingencies
If an executive officer’s employment with VaxGen is terminated without cause, or the executive resigns for good reason, as defined in the executives’ employment agreements, the executive would be entitled to receive as severance a lump sum payment equal to 12 months of his base salary and all of his outstanding unvested stock options would be accelerated and become immediately exercisable. If this occurs within 13 months of a change of control, as defined in the executives’ employment agreements, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis. As of September 30, 2008, the aggregate salary and bonus obligations under these circumstances would be $0.5 million.
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

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all non-financial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.
The Company’s cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include common shares and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs include certificates of deposit and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
As September 30, 2008, the fair value hierarchy of the Company’s marketable securities and derivative liability at fair value in connection with the adoption of SFAS 157 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$18,481	$—	$—	$18,481
Commercial paper		25,189		25,189
Certificates of deposit		125		125
Investment securities:
Certificates of deposit		2,000		2,000
Common shares	240			240
Restricted cash:
Certificates of deposit		1,562		1,562

Total Financial Assets	$18,721	$28,876	$—	$47,597

Liabilities:
Derivative liability	$—	$—	$888	$888

The unrealized gain of $228,000, excluded from earnings and reported as a component of accumulated other comprehensive loss, is related primarily to the difference in value of the marketable securities at the beginning and end of the period. At September 30, 2008, the Company’s marketable securities had an aggregate unrealized gain of $0.2 million.
The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2008 (in thousands):

	Three Months Ended	Nine Months Ended
Derivative Liability	September 30, 2008	September 30, 2008

Beginning balance	$4,455	$3,500
Valuation adjustment	(3,567)	(2,612)

Ending balance	$888	$888

15. Subsequent Events
Note Repurchases
In October 2008, the Company repurchased the remaining $8.0 million principal amount of its convertible senior subordinated notes at a purchase price of $6.6 million plus $25,000 in accrued interest using its existing cash. As a result of these transactions, the Company will record in other income a gain on note repurchases of $1.3 million in the fourth quarter of 2008.

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
In September 2002, we were awarded a $20.9 million cost-plus contract, or 2002 Anthrax Contract, from the National Institute of Allergy and Infectious Diseases, or NIAID, to develop a new anthrax vaccine candidate and to create a feasibility plan for how we would manufacture an emergency stockpile of 25 million doses of the vaccine. On September 30, 2003, NIAID awarded us a second cost-plus contract, or 2003 Anthrax Contract, valued at $80.3 million for the advanced development of our anthrax vaccine candidate. The 2002 Anthrax Contract and 2003 Anthrax Contract are collectively referred to as the Anthrax Contracts.
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
In September 2007, we further reduced our workforce to decrease operating costs. Restructuring costs included employee termination and benefit costs. The cash outflow of this RIF was $0.9 million during 2007 and $0.3 million during the nine months ended September 30, 2008. Beginning in October 2007, additional wage savings were $0.3 million per month. We do not expect these savings to be materially offset by any anticipated increases in other expenses.
In April 2008, we announced that we were restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing our workforce of twenty-two employees by approximately 75 percent. During August 2008, we further reduced our workforce. We incurred restructuring costs of approximately $0.3 million and $1.3 million for one-time termination costs during the three and nine months ended September 30, 2008, respectively. As part of restructuring, the vesting of stock options held by the former Vice President, Corporate and Business Development and former Chief Financial Officer were accelerated. As a result, we recorded an additional $0.2 million and $1.1 million of stock based compensation in general and administrative expense during the three and nine months ended September 30, 2008.
The following table summarizes the restructuring charges and expenditures relating to the 2007 and 2008 restructurings (in thousands):

		Consolidation
		of Excess
	Workforce	Facilities and
	Reduction	Other	Total
Restructuring Costs
Costs incurred	$4,368	$1,006	$5,374
Amounts paid	(4,068)	(1,006)	(5,074)

Balance accrued as of December 31, 2007	300	—	300
Costs incurred	1,313	—	1,313
Amounts paid	(1,613)	—	(1,613)

Balance accrued as of September 30, 2008	$—	$—	$—

In October 2007, we amended our lease agreement, dated October 26, 1998, or Lease Amendment. Per the Lease Amendment, on March 1, 2008 we relinquished our occupancy of one of our two buildings subject to the lease. The Lease Amendment reduced our lease obligations by $12.2 million over the remaining lease term, which runs through December 31, 2016. We paid a surrender fee to the landlord of $0.1 million. Under the Lease Amendment, the amount of the $2.4 million letter of credit we delivered in favor of the landlord was reduced by $1.0 million, with further reductions over the remaining term of the lease upon our achievement of financial benchmarks.
In November 2007, we entered into an Agreement and Plan of Merger, as amended in December 2007 and February 2008, or Merger Agreement, with Raven. Raven is a private, development stage biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody-based products for the treatment of cancer.
On March 28, 2008, we entered into a Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note , or Termination Agreement and Amendment, terminating the Agreement and Plan of Merger between Raven and two of our wholly-owned subsidiaries and amending the terms of our bridge loan to Raven. The balance on the loan of $6.0 million was repaid in full by Raven in July 2008. Under the Termination Agreement and Amendment, the parties mutually agreed to terminate the Merger Agreement effective immediately. We recorded $2.3 million of costs, primarily professional fees, related with the proposed merger during the nine months ended September 30, 2008.

As a result of the termination of proposed merger with Raven, the Company is considering various alternate strategic transactions to return value to its stockholders. If the Company is unable to identify and complete an alternate strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On May 2, 2008, we completed the sale of all assets and rights related to its recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology to Emergent BioSolutions, Inc., or Emergent. Under the terms of the transaction, Emergent paid us $2 million upon execution of the definitive agreement. In July 2008, we received an additional $1.0 million milestone payment since conditions have been satisfied. Emergent may be obligated to pay up to an additional $7 million in milestone payments, plus specified percentages of future net sales.
In February 2008, we repurchased $1.5 million principal amount of its convertible senior subordinated notes at a purchase price of $0.8 million plus accrued interest using its existing cash. The transaction result in a gain of $0.7 million.
In July 2008, we repurchased $22.0 million principal amount of its convertible senior subordinated notes at a purchase price of $18.0 million plus $0.3 million in accrued interest using its existing cash. The transactions resulted in a gain of $3.1 million, net of unamortized note discount of $0.4 million.
In October 2008, we repurchased $8.0 million principal amount of its convertible senior subordinated notes at a purchase price of $6.6 million plus $25,000 in accrued interest. As a result of these transactions, we recorded in other income a gain on note redemptions of $1.3 million in the fourth quarter of 2008.
Celltrion
For the six months ended June 30, 2006, our investment in Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea, was accounted for under the equity method. At June 30, 2006, our ownership interest in Celltrion was 8%. During June and December 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock. At December 31, 2007, we held a nominal ownership interest in Celltrion. During the third quarter of 2008, a public market developed for Celltrion common stock in the Republic of Korea. Based on the market price of Celltrion common stock, the value of our Celltrion investment was $0.2 million at September 30, 2008.
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
Based on the results of our fair value measurement of our derivative liability, we recognized valuation gains of $3.6 million and $2.6 million for the three and nine months ended September 30, 2008, respectively, which was included in other income (expense), net in our condensed consolidated statements of operations. The carrying value of our derivative liability was $0.9 million as of September 30, 2008. As a result of the October 2008 repurchase of the remaining $8.0 million principal amount of our Convertible Notes, we will reverse the remaining derivative liability and record a gain during the fourth quarter of 2008.

RESULTS OF OPERATIONS
Comparison of Fiscal Quarters and Nine Months Ended September 30, 2008 and 2007
Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2008	2007	2008/2007	2008	2007	2008/2007
	(in thousands)
Revenues	$—	$416	-100%	$293	$4,798	-94%
Revenues for the nine months ended September 30, 2008 were from service revenues earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and start-up of Celltrion’s manufacturing facility. VaxGen recognized zero and $0.2 million from Celltrion during the three months ended September 30, 2008 and 2007, respectively; and $0.3 million and $0.7 million from Celltrion during the nine months ended September 30, 2008 and 2007, respectively. Revenues for the nine months ended September 30, 2007 include $3.9 million from our Anthrax Contracts principally reflecting the 2007 reimbursement of restructuring costs as a result of the termination of the Anthrax Contracts in December 2006 and April 2007.
Revenues earned in one period are not indicative of revenues to be earned in future periods. Following the HHS decision to terminate its contract with us, we ceased actively developing our anthrax vaccine, scaled back our biodefense development activities and are actively pursuing strategic and other alternatives; therefore, we are unable to predict revenues, if any, for the remainder of 2008.
Research and development expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2008	2007	2008/2007	2008	2007	2008/2007
	(in thousands)			(in thousands)
Research and development expenses	$—	$4,125	-100%	$1,387	$16,050	-91%
Research expenses include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. We ceased research and development activities during the first quarter of 2008 and therefore no research and development expenses were incurred during the third quarter of 2008. Research and development expenses during the third quarter of 2007 included $1.4 million of labor and related expenses, and $2.7 million of facilities and overhead costs.
The decrease in research and development expenses in the nine months ended September 30, 2008 over the comparable period in 2007 was primarily due to:
•	Labor and related expenses, which decreased by $4.5 million primarily due to no research and development expenses during the second and third quarters of 2008 and decreased headcount following multiple reductions in force during 2007 and 2008; and

•	Facilities and overhead costs, which decreased by $10.1 million due to reduced operations and consolidation of facilities during the first quarter of 2008 and no research and development expenses during the second and third quarters of 2008.
We expect to incur no research and development expenses during the remainder of 2008.
General and administrative expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2008	2007	2008/2007	2008	2007	2008/2007
	(in thousands)
General and administrative expenses	$1,947	$5,403	-64%	$10,892	$16,778	-35%
General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The decrease in general and administrative expenses in the three months ended September 30, 2008 over the comparable period of 2007 was primarily due to:
•	Labor and benefits, which decreased by $0.8 million primarily associated with the 2007 and 2008 reductions in force; and

•	Consultant and outside labor costs, which decreased by $2.1 million due to non-recurring costs incurred during the third quarter of 2007 to file multiple SEC filings.
The decrease in general and administrative expenses in the nine months ended September 30, 2008 over the comparable period of 2007 was primarily due to:
•	Labor and benefits, which decreased by $1.7 million primarily associated with the 2007 and 2008 reductions in force; and

•	Consultant and outside labor costs, which decreased by $4.1 million due to non-recurring costs incurred during the first nine months of 2007 to file multiple SEC filings.
We expect quarterly general and administrative expenses to decrease during the remainder of 2008 and 2009 due to our 2007 and 2008 reductions in force and the termination of our proposed merger agreement with Raven.
Restructuring expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2008	2007	2008/2007	2008	2007	2008/2007
	(in thousands)
Restructuring expenses	$328	$1,092	-70%	$1,313	$5,374	-76%
During the three and nine months ended September 30, 2008 and September 30, 2007, we reduced our workforce to reduce operating costs. Restructuring costs included employee termination and benefit costs. The January 2007 restructuring costs also included $1.0 million for costs associated with consolidation of our facilities in California.
Impairment of assets held for sale

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2008	2007	2008/2007	2008	2007	2008/2007
	(in thousands)
Impairment of assets held for sale	$—	$—	0%	$8,498	$—	100%
Based on the lack of success in finding a buyer for its facility and expectation of need to dismantle to sell, we performed an impairment assessment of the facility as of June 30, 2008. At June 30, 2008, we estimated that the fair market values of these assets were less than the carrying values of these assets by $8.5 million, which was recorded as an impairment of assets held for sale in the statement of operations for the nine months ended September 30, 2008. The impairment includes all leasehold improvements relating to the facility of approximately $6.5 million, as these items are not expected to have any future economic benefit to us. We used the market approach to determine fair market value of its assets held for sale.
Other income (expense)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Interest expense	$(202)	$(612)	$(1,571)	$(1,835)
Interest income	334	1,163	1,582	3,682
Valuation adjustments	3,567	(201)	2,612	3,843
Gain on convertible debt repurchase	3,078	—	3,791	—
Gain on sale of Anthrax Program	1,000	—	3,000	—
Other, net	14	—	4	—

Other income, net	$7,791	$350	$9,418	$5,690

The increase in other income for the three months ended September 30, 2008 from the comparable period in 2007 was primarily due to:
•	Valuation gain of $3.6 million in 2008 reflects the decrease in the fair value on mark-to-market adjustments related to the valuation of our outstanding derivatives on our 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, due to the repurchase of $22 million principal amount of the Notes;

•	Gain of $3.1 million on the repurchase of $22.0 million principal amount of our Notes at a discount;

•	Gain on the sale of our Anthrax Program of $1.0 million; and

•	Partially offset by decreased interest income due to lower overall cash, cash equivalent and investment balances primarily due to our operating losses.
The increase in other income for the nine months ended September 30, 2008 from the comparable period in 2007 was primarily due to:
•	Gain of $3.8 million on the repurchase of $23.5 million principal amount of our Notes at a discount;

•	Gain on the sale of our Anthrax Program of $3.0 million;

•	Decreased interest income due to lower overall cash, cash equivalent and investment balances primarily due to our operating losses; and

•	Partially offset by the valuation gain on the outstanding derivatives of the Notes of $2.6 million in the nine months of 2008 primarily due to the repurchase of our Notes versus $3.8 million for the corresponding period in 2007 primarily due to changes in the likelihood of a change in control potentially triggering the redemption option to the Notes.
We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances. Valuation adjustments will continue to be impacted by changes in our common stock price, our volatility and our expectations relative to a change in control. Repurchases of $23.5 million principal amount of our Notes during the nine months ended September 30, 2008 will decrease our quarterly interest expense during the remainder of 2008. In October 2008, we repurchased $8.0 million principal amount of its convertible senior subordinated notes at a purchase price of $6.6 million plus $25,000 in accrued interest. As a result of these transactions, we recorded in other income a gain on note redemptions of $1.3 million in the fourth quarter of 2008.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	2008	2007
	(in thousands)
As of September 30:
Cash, cash equivalents and investment securities	$46,394	$77,320
Working capital	46,709	70,054

Nine Months ended September 30:
Cash provided by (used in)
Operating activities	$(8,745)	$(18,906)
Investing activities	6,963	2,441
Financing activities	(18,790)	—
Our primary capital requirements for the nine months ended September 30, 2008 were the result of operating losses and expenses incurred for the proposed Raven merger and related strategic asset disposals. Through September 30, 2008, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction.

The decrease in net cash used in operating activities to $8.7 million from $18.9 million for the nine months ended September 30, 2008 and 2007, respectively, was primarily attributable to our reduced net loss of $12.4 million in 2008 versus $27.7 million in 2007 although the effect of non-cash items upon operating activities was significant in both periods and included:
•	Depreciation expense of $0.6 million in 2008 and $4.6 million in 2007, reflecting the $10.7 impairment of property and equipment in the fourth quarter of 2007;

•	Impairment of assets held for sale of $8.5 million in 2008;

•	Valuation gains of $2.6 million in 2008 and $3.8 million in 2007, reflecting changes in the fair value of outstanding derivatives from the Notes;

•	Gain on redemption of the Notes of $3.8 million in 2008; and

•	$1.9 million of Raven merger costs capitalized at December 31, 2007 that were expensed as general and administrative expense during the nine months ended September 30, 2008.
Cash used in operating activities was also affected by receivables, which decreased by $0.2 million in 2008 and deceased by $7.9 million in 2007 primarily due to reduced revenues and the timing of payments received.
Net cash provided by investing activities of $7.0 million in the nine months ended September 30, 2008 consisted primarily of the net of activities relating to the purchase and sale of investment securities of $5.0 million and $1.3 million of net repayments of amounts loaned to Raven under the bridge loan. Net cash provided by investing activities of $2.4 million in the nine months ended September 30, 2007 consisted primarily of the net of activities relating to the purchase and sale of investment securities of $4.9 million partially offset by $2.4 million of fees to sell some of our Celltrion common stock.
Net cash used by financing activities in the nine months ended September 30, 2008 was from our repurchase of $23.5 million principal amount of our senior subordinated convertible note. In February 2008, we repurchased $1.5 million principal amount of its convertible senior subordinated notes at a purchase price of $0.8 million plus accrued interest. In July 2008, we repurchased $22.0 million principal amount of its convertible senior subordinated notes at a purchase price of $18.0 million plus $0.3 million in accrued interest. In October 2008, we repurchased $8.0 million principal amount of its convertible senior subordinated notes at a purchase price of $6.6 million plus $25,000 in accrued interest. As a result of these transactions, we recorded in other income a gain on note redemptions of $1.3 million in the fourth quarter of 2008.
At September 30, 2008, $46.4 million, or 92%, of our total assets consisted of cash, cash equivalents and investment securities. We had working capital of $46.7 million at September 30, 2008, compared to $70.1 million at September 30, 2007. This decrease in working capital is primarily due to the following:
•	Cash and cash equivalents and Investments which decreased by $30.9 million primarily due to operating losses and note repurchases; and

•	Partially offset by the decrease of the outstanding derivatives on the Notes of $3.5 million.
We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs, capital expenditures, debt obligations and commitments through at least September 30, 2009. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction. If we are unable to identify and complete an alternative transaction, the Company will liquidate.
Off-Balance Sheet Arrangements
As of September 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF 07-5 may result in the reclassification of our outstanding warrants from stockholders’ equity to liability and would require the warrants to be marked to market at each reporting period. We are currently evaluating the impact of the pending adoption of EITF 07-5 on its consolidated financial statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market rate changes by debt securities included in our investment portfolio. By policy, we invest in debt instruments of the U.S. government, federal agencies and high-quality corporate issuers, limit the amount of credit exposure to any one issuer, and limit duration by restricting the term. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may decrease due to changes in interest rates or due to losses we may suffer when securities decline in market value. At September 30, 2008, we held available-for-sale securities in the principal amount of $2.0 million. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2008, the fair value of our portfolio would decline by an immaterial amount, and would not have a significant effect on our operations or cash flows. Our exposure to losses as a result of interest rate changes is managed through investing in a portfolio of securities with a weighted-average maturity of one year or less.

Indebtedness
At September 30, 2008, our outstanding non-current liabilities include $8.0 million of our Notes due April 1, 2010 which we sold in a private placement in April 2005. As the Notes bear interest at a fixed rate, our interest expense under the Notes would not be affected by interest rate changes. As of September 30, 2008, we did not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.
Derivative Valuation Risk
The terms of our Notes include put features not under our control. These features are considered to be an embedded derivative liability and we determined the fair value of this derivative to be $1.8 million on the date of issuance. Due to the quarterly revaluation of the embedded derivative liability, we recorded in our statements of operations other income of $3.6 million and 2.6 million for the three and nine months ended September 30, 2008, respectively. At September 30, 2008, the embedded derivative liability was valued at $0.9 million. We determine the fair value of the derivative liabilities using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of these liabilities include expectations regarding triggering events, the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk free interest rate and other assumptions. A change in probability of a triggering event and or a change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
The Company’s management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and principal financial officer has concluded our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to VaxGen’s management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, VaxGen’s internal control over financial reporting.
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
As a result of the termination of our SNS Contract, we have been evaluating strategic alternatives since January 2007. In November 2007 we entered into a merger agreement with Raven, which was terminated in March 2008 due to a lack of stockholder support. The process of identifying, negotiating and seeking stockholder approval to the proposed Raven merger was time consuming and expensive. For example, we recorded $2.3 million of costs, primarily professional fees, related to the proposed merger with Raven, during the nine months ended September 30, 2008.
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
We believe that our existing cash, cash equivalents and investment securities as of September 30, 2008 will be sufficient to meet our projected operating requirements through at least September 30, 2009. In addition to our workforce reductions, the termination of our rPA102 and smallpox development activities and the sale of our assets related to rPA102, we are exploring strategic alternatives. Our restructuring measures implemented to date and any future transactions may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock, thereby limiting our ability to raise additional funds or consummate a strategic transaction.
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
To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At September 30, 2008, we had an accumulated deficit of $267.1 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

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
As a result of our failure to make timely filings of financial statements, we were delisted from Nasdaq, and our common stock is not currently listed on any national stock exchange. We have completed all delinquent filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, but we have not yet applied for our common stock to be listed on a national exchange. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet Nasdaq’s or another exchange’s initial listing criteria, including a minimum per share price. At December 31, 2007, our common stock was quoted on the OTC Pink Sheets, and on March 13, 2008, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol VXGN.OB.
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
Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and September 30, 2008, the closing price of our common stock has ranged from a high of $18.55 per share to a low of $0.42 per share.
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
Provisions of our certificate of incorporation, by- laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. Our charter and by-laws also provide that special stockholders meetings may be called only by our Chairman of the board of directors, by our Secretary at the written request of the chairman or by our board of directors, with the result that any third-party takeover not supported by the board of directors could be subject to significant delays and difficulties.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.	OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.4	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +					X

10.104	Note Repurchase Agreement, dated July 1, 2008, by and between VaxGen, Inc. and Alexandra Global Master Fund Ltd.	8-K	000-26483	7-8-2008	10.1

10.105	Amendment No. 1 to Note Repurchase Agreement, dated July 7, 2008 by and between Alexandra Global Master Fund Ltd. and VaxGen, Inc.	8-K	000-26483	7-8-2008	10.2

10.106	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Whitebox Convertible Arbitrage Partners, LP	8-K	000-26483	7-8-2008	10.3

10.107	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Guggenheim Portfolio Company XXXI, LLC	8-K	000-26483	7-8-2008	10.4

10.108	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and QVT Fund LP.	8-K	000-26483	7-24-2008	10.1

10.109	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Quintessence Fund L.P.	8-K	000-26483	7-24-2008	10.2

10.110	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Deutsche Bank AG London.	8-K	000-26483	7-24-2008	10.3

31.1	Rule 13a-14(a)/15d-14(a) Certification					X

32.1	Section 1350 Certification					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.
Dated: November 7, 2008	By:	/s/ James P. Panek
James P. Panek
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

10.4	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +					X

10.104	Note Repurchase Agreement, dated July 1, 2008, by and between VaxGen, Inc. and Alexandra Global Master Fund Ltd.	8-K	000-26483	7-8-2008	10.1

10.105	Amendment No. 1 to Note Repurchase Agreement, dated July 7, 2008 by and between Alexandra Global Master Fund Ltd. and VaxGen, Inc.	8-K	000-26483	7-8-2008	10.2

10.106	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Whitebox Convertible Arbitrage Partners, LP	8-K	000-26483	7-8-2008	10.3

10.107	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Guggenheim Portfolio Company XXXI, LLC	8-K	000-26483	7-8-2008	10.4

10.108	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and QVT Fund LP.	8-K	000-26483	7-24-2008	10.1

10.109	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Quintessence Fund L.P.	8-K	000-26483	7-24-2008	10.2

10.110	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Deutsche Bank AG London.	8-K	000-26483	7-24-2008	10.3

31.1	Rule 13a-14(a)/15d-14(a) Certification					X

32.1	Section 1350 Certification					X