Form 10-K
period 2008-12-31
VAXGEN INC
filed 2009-03-18
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-26483
VaxGen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3236309
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
379 Oyster Point Boulevard, Suite 10
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s stock held by non-affiliates of the registrant on June 30, 2008 was $13.7 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.
The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 27, 2009 was 33,106,523.

PART I
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which are subject to the “safe harbor” created by those sections. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in Item 1A. — Risk Factors herein. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments. When used in this report, unless otherwise indicated, the “Company,”“we,” “our” and “us” refers to VaxGen, Inc., or VaxGen.
Item 1. Business
VaxGen is a biopharmaceutical company based in South San Francisco, California. The Company owns a state-of-the-art biopharmaceutical manufacturing facility with a 1,000-liter bioreactor that can be used to make cell culture or microbial biologic products. This facility is located within leased premises. The Company has ended all product development activities and sold or otherwise terminated its drug development programs. The Company is seeking to maximize the value of its remaining assets through a strategic transaction or series of strategic transactions.
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
Through March 31, 2007, VaxGen’s principal source of revenue was the U.S. government, principally the National Institutes of Health, or NIH, and related entities. From April 2007 to April 2008, VaxGen’s principal source of revenue was from services provided to Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea.
We discontinued clinical development of our anthrax vaccine candidate, rPA102, after HHS terminated our SNS Contract in December 2006. In addition, in June 2007 we terminated our contract with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions, and as a result have no remaining internal capability to discover or develop product candidates. We had research and development costs of $1.4 million, $19.7 million and $49.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.
In November 2007, the Company and two of its wholly-owned subsidiaries entered into an Agreement and Plan of Merger, as amended in December 2007 and February 2008, or Merger Agreement, with Raven biotechnologies, inc., or Raven. Raven was a private, development stage biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody-based products for the treatment of cancer.
In November 2007, the Company entered into a Bridge Loan with Raven, which provided for the Company to lend Raven up to $6 million in cash in the aggregate, beginning December 1, 2007. Under the Bridge Loan, the Company was obligated to provide monthly loan advances to Raven based on a schedule attached to the Bridge Loan. These obligations to make loan advances to Raven ended on April 1, 2008. The interest rate of the Bridge Loan was 8% per annum.
On March 28, 2008, the Company entered into a Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note, or Termination Agreement and Amendment, terminating immediately the Merger Agreement and amending the terms of VaxGen’s bridge loan to Raven. The balance on the loan was paid in full in 2008. The Company recorded in general and administrative expenses, $2.3 million of costs, primarily professional fees, related with the proposed merger during the year ended December 31, 2008.

In April 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. During August 2008, the Company further reduced its workforce by 25 percent. The Company incurred restructuring costs of approximately $1.3 million for one-time termination costs during the year ended December 31, 2008. (See Note 4 to the financial statements included herein.)
As a result of the termination of the proposed merger with Raven, the Company is considering various alternate strategic transactions to return value to its stockholders. If the Company is unable to identify and complete an alternate strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Celltrion
Celltrion is an FDA licensed biologics manufacturing company incorporated on February 26, 2002. Since that date, its principal activities have consisted of design, construction and operation of a manufacturing facility in Incheon, Republic of Korea, and partially funding the construction of our U.S. biopharmaceutical manufacturing facility, as well as raising capital and recruiting scientific and management personnel.
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
During June and December 2006, we received aggregate gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock to Nexol and affiliates of Nexol. As a result, we were no longer entitled to hold two seats on Celltrion’s board of directors or appoint a Representative Director. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and beginning July 1, 2006, we accounted for our investment in Celltrion under the cost method. At December 31, 2007, we held a nominal ownership interest in Celltrion. During 2008, a public market developed for Celltrion common stock in the Republic of Korea. Based on the market price of Celltrion common stock, the value of our Celltrion investment was $0.3 million at December 31, 2008.
Manufacturing
As of the date of this annual report, we lease a 65,000 square-foot facility in South San Francisco, California of which approximately 20,000 square feet is dedicated to biologics manufacturing. The remainder of this facility contains laboratories, office and expansion space. We lease this facility from third parties, and we are the sole occupant. The facility was designed for the flexible manufacture of biopharmaceutical products including those grown in bacteria, as well as products produced in mammalian cell culture, such as monoclonal antibody products. As a result of the termination of the proposed merger with Raven, we have determined that it is not economical to retain the facility and are exploring alternatives, including the sale of the equipment and assignment or sub-lease of the property.
Government Regulation
Facilities such as ours, when used to manufacture biological drug products, known as Biologics, are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA’s current Good Manufacturing Practices, regulations and general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or effectiveness of the product occur following approval.

Employees
As of December 31, 2008, we had 3 employees. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good. Our finance and accounting group engages consultants providing service equivalent to approximately one full time employee. We engage additional consultants as necessary.
Segment Information
We historically have operated in one business segment, the development of vaccines that immunize against infectious disease. All of our operating assets are located in the United States of America. Substantially all of our revenue has been derived from federal government contracts and grants, primarily from HHS, NIH and related entities.
Other Information
We were incorporated in Delaware in November 1995. Our principal executive offices are located at 379 Oyster Point Boulevard, Suite 10, South San Francisco, California 94080, and our telephone number is (650) 624-1000. Our website is http://www.vaxgen.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available, free of charge, on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.
Our code of ethics for the employees, officers and directors of the Company is available, free of charge, on our web site, www.vaxgen.com, or by written request to VaxGen’s Corporate Secretary, 379 Oyster Point Boulevard, Suite 10, South San Francisco, California 94080. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Our website address is included in this document as an inactive textual reference only and the information contained on our website is not incorporated into this Annual Report on Form 10-K.
Item 1A. Risk Factors
You should carefully consider the following risk factors as well as other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described herein are not the only ones we face. Additional risks and uncertainties that we do not know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If events corresponding to any of these risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. In that case, the trading price of our common stock could decline. When used in this annual report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen.
We do not currently have capabilities to develop products or offer any services; the continuation of our business as a going concern is wholly dependent on our ability to identify and successfully complete a strategic transaction, and/or the sale of the Company’s assets which we may be unable to accomplish.
We discontinued clinical development of our anthrax vaccine candidate, rPA102, after HHS terminated our SNS Contract in December 2006. In addition, in June 2007 we terminated our contract with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions, and as a result have no remaining internal capability to discover or develop product candidates. Following the termination of our SNS Contract, we evaluated strategic alternatives and retained a financial advisor. As a result of this process, we entered into the Merger Agreement with Raven on November 12, 2007, which was subsequently terminated by mutual agreement on March 28, 2008 due to a lack of stockholder support.
We cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with a product pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs. We are unable to predict if the Company will be able to sell its remaining assets (principally, its manufacturing facility) or if such a sale can be consummated on favorable terms. We are also unable to predict if the Company will be able to assign, sub-lease or terminate the lease on the property containing its manufacturing facility, or if such actions can be consummated on favorable terms. If we are unable to identify and complete an alternate strategic transaction, our business will be liquidated.

We may use some or all of our remaining resources, including available cash, while we seek to identify a strategic transaction; we may fail to identify an appropriate transaction; our stockholders may vote against a proposed transaction; and even if a strategic transaction is completed, it may be unsuccessful in creating value for stockholders.
As a result of the termination of our SNS Contract, we have been evaluating strategic alternatives since January 2007. In November 2007 we entered into a merger agreement with Raven, which was terminated in March 2008 due to a lack of stockholder support. The process of identifying, negotiating and seeking stockholder approval to the proposed Raven merger was time consuming and expensive. For example, we recorded $2.3 million of costs, primarily professional fees, related to the proposed merger with Raven, during the year ended December 31, 2008.
We expect the process of identifying potential alternate strategic transactions will similarly be time-consuming and expensive, regardless of whether we are successful. We cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with a pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction, once identified, would be approved by our stockholders or consummated on favorable terms. Significant ownership of our common stock is concentrated among several large stockholders and those stockholders may vote against a transaction, even if our board of directors and management view the transaction as beneficial. We may use a portion or all of our remaining resources seeking to identify and complete a strategic transaction, but ultimately be unable to do so. Even if completed, such a transaction may not provide us with a pipeline or return value to stockholders, and either outcome could cause our stockholders to lose some or all of their investment in our common stock.
If we fail to identify and manage successfully any company or product acquisitions, joint ventures or in-licensed product candidates, we will be unable to rebuild our product candidate pipeline.
Our prior product development programs were initiated through in-licensing or collaborative arrangements. These collaborations include licensing proprietary technology from, and other relationships with, biotechnology companies and government research institutes and organizations. As of the date of this annual report, we do not have any product candidates under development. As part of our business strategy, we intend to expand our product pipeline and capabilities through company or product acquisitions, merging or in-licensing.
Any such activities will be accompanied by certain risks including:
•	exposure to unknown liabilities of acquired companies;
•	higher than anticipated acquisition costs and expenses;
•	the difficulty and expense of integrating operations and personnel of acquired companies; and
•	possible dilution to stockholders.
If our competitors successfully enter into partnering or license agreements or we are unable to reach agreement on license or partnering agreements on terms acceptable to us, we may then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. If we are unable to identify and manage successfully any acquisitions, joint ventures, in-licenses or other collaboration opportunities, we will be unable to develop new products and rebuild our product pipeline.
We may need to raise additional capital to support our operations and in order to continue as a going concern if we successfully complete a strategic transaction.
We believe that our existing cash, cash equivalents and investment securities as of December 31, 2008 will be sufficient to meet our projected operating requirements through at least December 31, 2009. In addition to our workforce reductions, the termination of our rPA102 and smallpox development activities and the sale of our assets related to rPA102, we are exploring strategic alternatives. Our restructuring measures implemented to date and any future transactions may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock, thereby limiting our ability to raise additional funds or consummate a strategic transaction.
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
Several times during 2007 and 2008 we implemented restructurings resulting in the reduction of our workforce. As of December 31, 2008, we had only three employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals will be critical to our success if we rebuild our business. Our ability to recruit new employees may be diminished as a result of the restructurings we have implemented. If we rebuild our business and need to recruit qualified personnel, including scientific staff and scientific advisors, we may be unable to attract or retain key personnel on acceptable terms, if at all.
We have only a limited operating history and we expect to continue to generate operating losses.
To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At December 31, 2008, we had an accumulated deficit of $267.2 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.
We may fail to protect any intellectual property that we acquire in the future and future activities of the company may infringe on the intellectual property rights of others, either of which could harm our business.
If we infringe on the intellectual property rights of others, we may be prevented from developing or marketing our product candidates. To the extent that we may acquire intellectual property and resume operations, we will rely on patent and other intellectual property protection to prevent our competitors from manufacturing and marketing our future product candidates, if any.
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
In addition, we cannot assure you that our future operations or technology, if any, will not infringe intellectual property rights of others. The United States Patent and Trademark Office keeps United States patent applications confidential while the applications are pending. As a result, we cannot determine which inventions third parties claim in pending patent applications that they have filed. We may need to engage in litigation to defend or enforce any future patent or license rights held by us or to determine the scope and validity of the proprietary rights of others. If we infringe the intellectual property of others, there can be no assurance that we would be able to obtain licenses to use the technology on commercially reasonable terms or at all. Failure to obtain licenses could force us to cease development or sale of a product candidate.
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

We are defendants in a lawsuit which, if successful, could result in liability by us for significant damages and the loss of our biopharmaceutical manufacturing facility in South San Francisco.
On February 5, 2009, the landlord of our premises located at 349 Oyster Point Boulevard, South San Francisco, California filed a complaint against us in the Superior Court of California for the County of San Mateo alleging breach of contract and termination of our lease, seeking a writ of attachment and a temporary protective order, for which a hearing was held on February 6, 2009. Our biopharmaceutical manufacturing facility is located in the leased premises that are the subject of the dispute. At the February 6, 2009 hearing, the court denied the writ and the temporary protective order sought by landlord. The parties are currently in discussions to achieve an amicable resolution to the matters alleged in the complaint and a negotiated termination of the lease. However, if necessary, we intend to vigorously defend against such allegations. If the landlord is ultimately successful in its complaint, we may be liable for significant damages in connection with the alleged early termination of the lease and may lose assets related to the biopharmaceutical manufacturing facility we have constructed within the leased premises, which could have a material adverse effect on the our financial position, results of operations or cash flows.
Our use of hazardous materials and chemicals require us to comply with regulatory requirements and exposes us to potential liabilities.
We currently have at our facilities hazardous materials and chemicals acquired as the result of our past research and development activities. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines. These damages could exceed our resources and any applicable insurance coverage. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.
We may become subject to product liability claims, which could result in damages that exceed our insurance coverage.
We face an inherent risk of exposure to product liability suits in connection with product candidates previously tested in human clinical trials. We may become subject to a product liability suit if any product candidate we tested causes injury, or if individuals subsequently become infected or otherwise suffer adverse effects from our product candidates. If a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination could result in liabilities in excess of our insurance coverage. We maintained product liability insurance, including clinical trial liability, in the amount of $10.0 million for our programs up until March 2007, when our programs were suspended. We have an extended reporting period for claims that may arise under this coverage. We cannot be certain that additional insurance coverage, if required, could be obtained on acceptable terms, if at all.
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
We are not currently listed on a national exchange and there can be no assurance we will ever be listed.
As a result of our failure to make timely filings of financial statements, we were delisted from Nasdaq, and our common stock is not currently listed on any national stock exchange. We have completed all delinquent filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, but we have not yet applied for our common stock to be listed on a national exchange. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet Nasdaq’s or another exchange’s initial listing criteria, including a minimum per share price. Our common stock is quoted on the OTC Bulletin Board under the symbol VXGN.OB.
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
Shares of our common stock issued in a private placement in February 2006 were registered for resale under a registration statement, which was declared effective by the SEC in February 2008. In addition, pursuant to Rule 144, generally, a non-affiliated stockholder who has satisfied a six-month holding period may, under certain circumstances, sell restricted securities without any limitation. Certain of those stockholders who purchased shares of our common stock in our November 2004 and February 2006 private placements are eligible to conduct sales under Rule 144. Any substantial sale of our common stock under effective resale registration statement or pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.
Our stock price is likely to be volatile.
Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTC trading volumes are generally significantly less than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and December 31, 2008, the closing price of our common stock has ranged from a high of $18.55 per share to a low of $0.33 per share.
Our stock price could continue to be subject to wide fluctuations in response to a variety of factors, including:
•	timing and consistency of filing financial statements;

•	announcements or speculation about any strategic transactions we may enter into;

•	changes in financial estimates by securities analysts and our failure to meet or exceed such estimates;

•	rumors about our business prospects, product development efforts or the progress, timing and completion of our clinical trials;

•	issuances of debt or equity securities;

•	issuances of securities or the expectation of the issuance of securities as part of a merger or other strategic transaction;

•	actual or expected sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants;

•	developments in or the outcome of litigation against the Company, including an ongoing dispute regarding our leased premises at 349 Oyster Point Boulevard, South San Francisco, California; and

•	other events or factors, many of which are beyond our control.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease approximately 65,000 square feet of laboratory, office and manufacturing space in South San Francisco, California. Our South San Francisco lease terminates in December 2016; however, we have options to renew it for two additional five-year periods. We are evaluating our future use of these facilities.
Item 3. Legal Proceedings
In February 2009, a lawsuit was filed against VaxGen by plaintiffs, Oyster Point Tech Center, LLC. The plaintiffs generally allege that the Company defaulted on the lease on the 349 Oyster Point, South San Francisco facility. The complaint seeks possession of the premises and the balance of lease plus unpaid rent and expenses totaling $22.4 million, as well as an award of plaintiffs’ attorneys’ fees and costs.
We may incur substantial expenses in defending against such claim, and it is not presently possible to accurately forecast the outcome. In the event of a determination adverse to VaxGen, we may incur substantial monetary liability that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
VaxGen held its annual meeting of stockholders on December 17, 2008. At that meeting, a quorum was present and two proposals were voted upon:
•	the election of the Company’s directors; and

•	the ratification of the selection by the audit committee of the board of directors of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ended December 31, 2008.
The results of the voting were as follows:

Proposal	For	Against	Abstain

To ratify PricewaterhouseCoopers LLP as independent registered public accountants	26,112,709	46,907	379,939

Proposal	For	Withhold

To elect Franklin M. Berger as director to serve for the ensuing year and until his successors is elected.	25,700,634	838,921

To elect Paul DeStefano as director to serve for the ensuing year and until his successors is elected.	25,640,266	899,289

To elect James P. Panek as director to serve for the ensuing year and until his successors is elected.	24,612,477	1,927,078

To elect Lori F. Rafield as director to serve for the ensuing year and until her successors is elected.	25,660,134	879,421

To elect Kevin L. Reilly as director to serve for the ensuing year and until his successors is elected.	25,703,966	835,589

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is quoted on the OTC Bulletin Board under the symbol VXGN.OB.
The following table lists quarterly information on the intra-day price range of the common stock based on the high and low sales prices for our common stock for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

	High	Low

Fiscal 2008:
Fourth Quarter	$0.55	$0.33
Third Quarter	$0.72	$0.50
Second Quarter	$0.68	$0.43
First Quarter	$0.70	$0.42

Fiscal 2007:
Fourth Quarter	$1.60	$0.41
Third Quarter	$1.85	$1.32
Second Quarter	$2.15	$1.52
First Quarter	$2.70	$1.75
As of February 27, 2009, there were 357 holders of record of our common stock.

Performance Measurement Comparison (1)
The following graph shows a comparison of total stockholder return for holders of the Common Stock from December 31, 2003 through December 31, 2008 compared with the Nasdaq Composite Index, the Nasdaq Biotechnology Index and the RDG MicroCap Biotechnology Index © . The RDG MicroCap Biotechnology Index © is composed of U.S. publicly traded biotechnology companies with a market capitalization of up to $300 million. This graph is presented pursuant to SEC rules. The Company believes that, while total stockholder return can be an important indicator of corporate performance, the stock prices of biopharmaceutical stocks like that of the Company are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other biopharmaceutical stocks. As a result of the Company’s inability to timely file financial statements, the Company was delisted effective August 9, 2004 from Nasdaq. Since that time, the Company’s common stock has traded OTC and was quoted on the Pink Sheets under the symbol VXGN.PK until March 12, 2008, when it began to be quoted on the OTC Bulletin Board under the symbol VXGN.OB. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
VaxGen, Inc.	100.00	214.65	110.48	23.99	6.94	5.43
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Biotechnology	100.00	112.17	130.53	130.05	132.24	122.10
RDG MicroCap Biotechnology	100.00	86.91	64.26	50.42	31.96	12.28

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
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
Statement of Operations Data:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
			(A)	(B)	(C)
Revenues:
Research contracts and grants	$—	$4,098	$13,205	$29,073	$31,395
Other services	293	913	—	—	—
Related party services	—	—	1,631	866	—

Total revenues	293	5,011	14,836	29,939	31,395

Operating expenses:
Research and development	1,387	19,653	49,001	64,230	42,652
General and administrative	12,700	20,437	27,683	32,905	21,803
Impairment of assets held for sale	8,848	—	—	—	—
Impairment of property and equipment	—	10,681	—	—	—
Restructuring	1,314	5,374	—	—	—

Total operating expenses	24,249	56,145	76,684	97,135	64,455

Loss from operations	(23,956)	(51,134)	(61,848)	(67,196)	(33,060)

Other income (expense)
Interest expense	(1,901)	(2,447)	(2,470)	(2,360)	—
Interest and other income	1,839	4,681	2,239	967	807
Valuation adjustments	3,500	4,720	(5,295)	(1,129)	(16,183)
Gain on convertible debt repurchase	4,915	—	—	—	—
Gain on sale of Anthrax Program	3,000	—	—	—	—
Equity in loss of affiliate	—	—	(5,290)	(2,370)	—
Gain on foreign currency transactions	—	—	7,454	825	—
Gain on sale of investment in affiliate	—	—	104,012	11,196	—

Total other income (expense), net	11,353	6,954	100,650	7,129	(15,376)

Income (loss) before minority interest	(12,603)	(44,180)	38,802	(60,067)	(48,436)
Minority interest in loss of variable interest entity	—	—	—	4,109	2,742

Income (loss) before taxes	(12,603)	(44,180)	38,802	(55,958)	(45,694)
Provision for (benefit of) income taxes	(40)	—	1,210	—	—

Net income (loss)	$(12,563)	$(44,180)	$37,592	$(55,958)	$(45,694)

Net income (loss) per share, basic and diluted	$(0.38)	$(1.33)	$1.15	$(1.89)	$(1.78)

Shares used in computing net income (loss) per share:
Basic	33,107	33,107	32,723	29,599	25,677

Diluted	33,107	33,107	32,797	29,599	25,677

Balance Sheet Data:

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
			(A)	(B)	(C)

Cash, cash equivalents and investment securities	$38,540	$71,615	$97,743	$17,026	$46,090
Working capital	39,334	65,004	89,761	1,638	23,681
Property and equipment	—	10,806	28,417	32,275	138,246
Investment in affiliate	—	—	—	17,761	—
Total assets	42,097	89,965	142,060	81,833	198,467
Derivative liabilities	—	3,500	8,220	2,925	—
Convertible senior subordinated notes	—	30,679	30,321	29,965	—
Non-current obligations	—	—	—	—	57,531
Minority interest in variable interest entity	—	—	—	—	31,284
Total stockholders’ equity	36,219	47,039	89,061	24,145	77,226

(A)	Reflects adoption of the fair value recognition provisions of SFAS No. 123R, Share Based Payment (“SFAS 123R”). Refer to Note 2 in the accompanying consolidated financial statements for further discussion. Also reflects accounting for our investment in Celltrion under the equity method for the six months ended June 30, 2006 and under the cost method for the six months ended December 31, 2006.

(B)	Reflects the consolidation of Celltrion from January 1, 2005 through June 30, 2005 and the deconsolidation of Celltrion effective July 1, 2005.

(C)	Reflects the consolidation of Celltrion under FIN 46R effective January 1, 2004.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
VaxGen is a biopharmaceutical company based in South San Francisco, California. The company owns a state-of-the-art biopharmaceutical manufacturing facility with a 1,000-liter bioreactor that can be used to make cell culture or microbial biologic products. This facility is located within leased premises. The company has ended all product development activities and sold or otherwise terminated its drug development programs. The company is seeking to maximize the value of its remaining assets through a strategic transaction or series of strategic transactions.
VaxGen was incorporated on November 27, 1995. During 2002 through 2006, VaxGen developed vaccines against inhalation anthrax and smallpox for the purpose of biodefense. In December 2006, HHS terminated its contract with VaxGen related to the development and delivery of a next-generation anthrax vaccine. Following the HHS decision, VaxGen ceased actively developing its anthrax vaccine, scaled back its biodefense activities and began pursuing strategic and other alternatives.
Through March 31, 2007, VaxGen’s principal source of revenue was the U.S. government, principally the National Institutes of Health, or NIH, and related entities. From April 2007 to April 2008, VaxGen’s principal source of revenue has been from services provided to Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea.
In November 2007, the Company and two of its wholly-owned subsidiaries entered into the Merger Agreement with Raven. Raven was a private, development stage biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody-based products for the treatment of cancer.
In November 2007, the Company entered into a Bridge Loan with Raven, which provided for the Company to lend Raven up to $6 million in cash in the aggregate, beginning December 1, 2007. Under the Bridge Loan, the Company was obligated to provide monthly loan advances to Raven based on a schedule attached to the Bridge Loan. These obligations to make loan advances to Raven ended on April 1, 2008. The interest rate of the Bridge Loan was 8% per annum.
On March 28, 2008, the Company entered into a Termination Agreement and Amendment, terminating immediately the Merger Agreement and amending the terms of its bridge loan to Raven. The balance on the loan was paid in full as of December 31, 2008. The Company recorded general and administrative expenses of $2.3 million of costs, primarily professional fees, related with the proposed merger during the year ended December 31, 2008.
In April 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. During August 2008, the Company further reduced its workforce by 25 percent. The Company incurred restructuring costs of approximately $1.3 million for one-time termination costs during the year ended December 31, 2008. (See Note 4 to the financial statements included herein.)

As a result of the termination of the proposed merger with Raven, the Company is considering various alternate strategic transactions to return value to its stockholders. If the Company is unable to identify and complete an alternate strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Celltrion
Celltrion is an FDA licensed biologics manufacturing company incorporated on February 26, 2002. Since that date, its principal activities have consisted of design, construction and operation of a manufacturing facility in Incheon, Republic of Korea, and partially funding the construction of our U.S. biopharmaceutical manufacturing facility, as well as raising capital and recruiting scientific and management personnel.
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
During June and December 2006, we received aggregate gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock to Nexol and affiliates of Nexol. As a result, we were no longer entitled to hold two seats on Celltrion’s board of directors or appoint a Representative Director. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and beginning July 1, 2006, we accounted for our investment in Celltrion under the cost method. At December 31, 2007, we held a nominal ownership interest in Celltrion. During 2008 a public market developed for Celltrion common stock in the Republic of Korea. Based on the market price of Celltrion common stock, the value of our Celltrion investment was $0.3 million at December 31, 2008.
Significant Debt Transactions
In April 2005, we raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of Notes, due April 1, 2010. During 2008 we repurchased the $31.5 million of Notes for $25.4 million resulting in a gain from note repurchase of $4.9 million, net of $0.6 million of unamortized discount and $0.6 million of deferred financing costs.
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
Subsequent Events
In February 2009, a lawsuit was filed against VaxGen by plaintiffs, Oyster Point Tech Center, LLC. The plaintiffs generally allege that the Company defaulted on the lease on the 349 Oyster Point, South San Francisco facility. The complaint seeks possession of the premises and the balance of lease plus unpaid rent and expenses totaling $22.4 million, as well as an award of plaintiffs’ attorneys’ fees and costs.
We may incur substantial expenses in defending against such claim, and it is not presently possible to accurately forecast the outcome. We do not believe, based on current knowledge, that the foregoing legal proceeding are likely to have a material adverse effect on its financial position, results of operations or cash flows. In the event of a determination adverse to VaxGen, we may incur substantial monetary liability that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included herein. Our discussion and analysis of our operating results and financial condition are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances; we review our estimates on an ongoing basis. While we believe our estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made. We believe that our critical accounting estimates have the following attributes: (1) we are required to make judgments and assumptions about matters that are uncertain at the time of the estimate; (2) our use of reasonably different assumptions would change our estimates and (3) changes in estimates could have a material effect on our financial condition or results of operations. Our estimates, particularly estimates of the fair value of the embedded derivatives associated with our Notes have changed significantly from period to period. We expect that our estimates will continue to fluctuate in future periods. Application of the following critical accounting policies and estimates requires us to exercise judgments that affect our financial statements.
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
For non-government arrangements, the Company recognizes revenues in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements. In such instances, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured.
Property and Equipment
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
For the year ended December 31, 2007, we recorded an impairment charge of $10.7 million triggered by the Merger Agreement signed in November 2007 as well as the October 2007 Lease Amendment. The impairment recognized the write-down of the manufacturing facility, equipment, certain software and leasehold improvements. The Company estimated the fair market value of the impaired assets related to the Merger Agreement based on estimated realizable value upon sale of the facility determined by discussions with sales agents and efforts to date in the marketing of the facility; discussions with resellers relating to the manufacturing equipment.
During 2008 the Company committed to a plan to sell the equipment and leasehold improvements related to its California manufacturing facility. These assets met the criteria for, and have been classified as “held for sale” in accordance with FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).
Assets Held for Sale
We use the criteria in SFAS 144 to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS 144 criteria for classification as held for sale within the Consolidated Balance Sheets, we do not retrospectively adjust prior period balance sheets to conform to current year presentation.

During 2008, we committed to a plan to sell our equipment and leasehold improvements related to our California manufacturing facility. These assets have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144.
For the year ended December 31, 2008, we recorded an impairment charge of $8.8 million resulting from the lack of success in finding a buyer for our facility and expectation of the need to dismantle to sell.
Valuation of Derivative Instruments
We value certain embedded features issued in connection with the financing of our Notes in 2005 as a derivative liability. We estimate the fair value of our derivative liability each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of this liability include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. Of these valuation parameters, management’s assessment of the probability of a change in control is the most subjective and also has the greatest influence on fair value. At December 31, 2008, due to our repurchase of the entire $31.5 million of Notes, the derivative liability was reduced to zero.
Stock-based Compensation Expense
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all stock-based payments granted after January 1, 2006, and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to FAS 123R adoption, we accounted for stock-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and accordingly, recognized compensation expense for options that were granted at an exercise price below their deemed fair market value and for modifications to options.
Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. Management determined the expected stock price volatility assumption based upon our historical volatility. We believe this method of computing volatility is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. The expected term of options granted was derived from the short-cut method described in SEC’s Staff Accounting Bulletin No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Notes 2 and 11 to the Consolidated Financial Statements for more information regarding stock-based compensation.
Income Taxes
In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Effective January 1, 2007, we adopted FIN 48 and FIN 48-1; see Note 12 to the Consolidated Financial Statements for more information regarding our income tax policies. We have filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, deductibility of certain expenses, expenses included in our research and development tax credit computations, as well as other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. We regularly assess the tax positions for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. We believe that the ultimate outcome of these matters will not have a material impact on our financial position, financial operations or liquidity.

RESULTS OF OPERATIONS
Comparison of Years Ended December 31, 2008, 2007 and 2006
Revenue

	Year Ended December 31,			Annual Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
Research contracts and grants	$—	$4,098	$13,205	-100%	-69%
Other services	293	913	—	-68%	*
Related party services	—	—	1,631	*	-100%

Total revenues	$293	$5,011	$14,836	-94%	-66%

*	Calculation not meaningful
Revenues for 2008 were from service revenues earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and start-up of Celltrion’s manufacturing facility. Revenue for 2007 was primarily driven by expensed activity reimbursed by the U.S. government. Research contracts and grants revenue in 2007 primarily related to the reimbursement of restructuring costs resulting from the termination of our SNS Contract in December 2006. Research contracts and grants revenue in 2006 primarily related to work performed under our Anthrax contracts.
Related party services revenues in 2006 were earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and construction of Celltrion’s manufacturing facility. The amounts earned vary with the level of services required. We provided $0.9 million of services to Celltrion in 2007, which is included in other services revenue, as Celltrion is no longer considered to be a related party due to our sale of substantially all of our investment in Celltrion during 2006.
Revenues earned in one period are not indicative of revenues to be earned in future periods. We do not expect any revenues in 2009.
Research and development expenses

	Year Ended December 31,			Annual Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
Research and development expenses	$1,387	$19,653	$49,001	-93%	-60%
Research expenses include costs associated with research and testing of our product candidates prior to reaching the development stage and include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. Product development expenses include costs of preclinical development and conducting clinical trials, costs of internal personnel, drug supply costs, research fees charged by outside contractors, allocated overhead and co-development costs. Since inception, our research and development activities have been concentrated upon the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease. In 2008 and 2007, these costs primarily related to maintaining our manufacturing facility and prior research findings in support of our evaluation of various strategic transactions. We ceased research and development activities during the first quarter of 2008.
The decrease in research and development expenses in 2008 compared to 2007 was primarily due to:
•	Labor and related expenses, which decreased by $5.8 million primarily due to no research and development expenses incurred after the first quarter of 2008 and decreased headcount following multiple reductions in force during 2007 and 2008; and
•	Facilities and overhead costs, which decreased by $12.4 million due to reduced operations and consolidation of facilities during the first quarter of 2008 and no research and development expenses incurred after the first quarter of 2008.

The decrease in research and development expenses in 2007 compared to 2006 was primarily due to:
•	Labor and related expenses, which decreased by $10.9 million primarily due to decreased headcount following multiple reductions in force during 2007;
•	Facilities overhead costs, which decreased by $7.9 million due to reduced operations;
•	Consultant and outside labor costs, which decreased by $6.5 million due to reduced operations; and
•	Allocated overhead costs, which decreased by $4.1 million primarily due to reduced operations.
We expect to incur no research and development expenses during 2009.
General and administrative expenses

	Year Ended December 31,			Annual Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
General and administrative expenses	$12,700	$20,437	$27,683	-38%	-26%
General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.
The decrease in general and administrative expenses in 2008 compared to 2007 was primarily due to:
•	Labor and benefits, which decreased by $2.4 million primarily associated with the 2007 and 2008 reductions in force; and
•	Consultant and outside labor costs, which decreased by $4.5 million due to non-recurring costs incurred during 2007 to file multiple SEC filings.
The decrease in general and administrative expenses in 2007 compared to 2006 was primarily due to:
•	Labor and related expenses, which decreased by $5.6 million primarily due to decreased headcount following multiple reductions in force during 2007;
•	Consultant and outside labor costs, which decreased by $2.9 million due to reduced operations and reimbursements to Celltrion for their costs for U.S. GAAP audits and reviews performed on our behalf, which decreased by $1.4 million;
•	Facilities, supplies and other expenses, which decreased by $2.8 million as we eliminated facilities and reduced operations; and
•	Partially offset by allocations to research and development expense for facilities and other overhead costs, which decreased $4.1 million (which increased general and administrative expenses).
We expect quarterly general and administrative expenses to decrease during 2009 due to our 2008 reductions in force and the termination of our proposed merger agreement with Raven.
Impairment of Assets Held for Sale

	Year Ended December 31,			Annual Percent Change
	2008	2007	2006	2008/2007	2007/2006
		(in thousands)
Impairment of assets held for sale	$8,848	$—	$—	*	*

*	Calculation not meaningful
Based on the lack of success in finding a buyer for our facility and the expectation of a need to dismantle to sell, we performed impairment assessments of our manufacturing facilities at 349 Oyster Point Blvd., South San Francisco, during 2008. Based on these assessments, we estimated that the fair market values of these assets were less than the carrying values of these assets by $8.8 million, which was recorded as an impairment of assets held for sale in the statement of operations for the year ended December 31, 2008. The impairment includes all leasehold improvements relating to the facility of approximately $6.5 million, as these items are not expected to have any future economic benefit to us. We used the market approach to determine fair market value of its assets held for sale.

Impairment of Property and Equipment

	Year Ended December 31,			Annual Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
Impairment of property and equipment	$—	$10,681	$—	-100%	*

*	Calculation not meaningful
We record impairments of property and equipment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The October 2007 amendment to our facility lease agreement and the November 2007 announcement of a proposed merger with Raven acted as triggers for an assessment of an impairment of our equipment and leasehold improvements in our California manufacturing and office facilities, and based upon the impairment test performed, we noted a decrease in the associated estimated future undiscounted cash flows. At December 31, 2007, we estimated that the fair market value of these assets was less than the current carrying value of these assets by $10.7 million.
Restructuring

	Year Ended December 31,			Annual Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
Restructuring expense	$1,314	$5,374	$—	-76%	*

*	Calculation not meaningful
During 2008 we reduced our workforce to reduce operating costs. We incurred restructuring costs associated with this plan of $1.3 million for employee termination benefits. In January 2007, we restructured operations to significantly reduce operating costs. We incurred restructuring costs associated with this plan of $2.6 million for employee termination benefits, $0.1 million related to the acceleration of stock options and $1.0 million of costs associated with the consolidation of our facilities in California. The majority of these costs were recovered from the U.S. government as part of the April 2007 settlement agreement. In May and September 2007, we further reduced our workforce to decrease operating costs. Restructuring costs of $1.7 million relating to the May and September 2007 workforce reductions included employee termination and benefit costs.
Other income (expense)

	Year Ended December 31,			Annual Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)

Interest expense	$(1,901)	$(2,447)	$(2,470)	-22%	-1%
Interest and other income	1,839	4,681	2,239	-61%	109%
Valuation adjustments	3,500	4,720	(5,295)	-26%	-189%
Gain on convertible debt repurchase	4,915	—	—	*	*
Gain on sale of Anthrax Program	3,000	—	—	*	*
Equity in loss of affiliate	—	—	(5,290)	*	-100%
Gain on foreign currency transactions	—	—	7,454	*	-100%
Gain on sale of investment in affiliate	—	—	104,012	*	-100%

Other income, net	$11,353	$6,954	$100,650

*	Calculation not meaningful
The increase in other income in 2008 from 2007 was primarily due to:
•	Valuation gain of $3.5 million in 2008 reflecting the decrease in the fair value on mark-to-market adjustments related to the repurchase of $31.5 million principal amount of the Notes;

•	Gain of $4.9 million on the repurchase of $31.5 million principal amount of our Notes at a discount; and

•	Gain on the sale of our Anthrax Program of $3.0 million;
The increase was partially offset by decreased interest income due to lower overall cash, cash equivalent and investment balances primarily due to our operating losses and note repurchases.

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
The decrease was partially offset by income (expense) from mark-to-market adjustments related to the valuation of our outstanding embedded derivatives on our Notes, which changed from expense of $5.3 million in 2006 to income of $4.7 million in 2007, primarily due to a decrease in the likelihood of a change in control potentially triggering the put option of our Notes.
We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances.
Income taxes

	Year Ended December 31,			Annual Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
Provision for (benefit of) income taxes	$(40)	$—	$1,210	*	-100%

Calculation not meaningful
We had a $40,000 income tax benefit for the year ended December 31, 2008. We did not have income tax expense for the year ended December 31, 2007 due to the Company’s net operating loss carryforward position. For the year ended December 31, 2006, we provided for income tax expense of $0.9 million and $0.3 million for alternative minimum taxes for federal and California, respectively, as a result of the sale of our Celltrion common stock.
LIQUIDITY AND CAPITAL RESOURCES

	2008	2007	2006
	(in thousands)
As of December 31:
Cash, cash equivalents and investment securities	$38,540	$71,615	$97,743
Working capital	39,334	65,004	89,761

Year ended December 31:
Cash provided by (used in)
Operating activities	$(10,038)	$(25,166)	$(70,491)
Investing activities	5,330	16,817	113,780
Financing activities	(25,400)	—	25,226
Our primary capital requirements for the year ended December 31, 2008 were the result of operating losses and expenses incurred for the proposed Raven merger and related strategic asset disposals. Through December 31, 2008, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction.
Cash Flows from Operating Activities
Cash used by operating activities was $10.0 million during 2008, primarily due to net loss of $12.6 million and non-cash items such as valuation adjustments of $3.5 million and gain on convertible debt repurchase of $4.9 million, partially offset by impairment of assets held for sale of $8.8 million.
Cash used by operating activities was $25.2 million during 2007, primarily due to net loss of $44.2 million and non-cash items such as valuation adjustments of $4.7 million, partially offset by depreciation of $6.8 million, decreased receivables of $7.7 million due to the timing billings sent to the U.S. government and impairment of property and equipment of $10.7 million.

Cash used by operating activities was $70.5 million during 2006, primarily due to the gain on the sale of our investment in Celltrion of $104.0 million and lower accrued and other current liabilities of $8.2 million resulting from reduced operating levels and no ESPP bonus, partially offset by net income of $37.6 million, depreciation of $6.3 million, valuation adjustments of $5.3 million and equity in loss of affiliate of $5.3 million which reflects the increased activities of Celltrion in 2006.
Cash Flows from Investing Activities
Cash provided by investing activities was $5.3 million in 2008, principally reflecting the net proceeds of investments of $3.4 million and net loan repayments from Raven of $1.3 million.
Cash provided by investing activities was $16.8 million in 2007 consisted primarily of the net of activities relating to the purchase and sale of investment securities of $19.0 million partially offset by expenses related to our proposed merger with Raven of $1.8 million.
Cash provided by investing activities was $113.8 million in 2006 consisted primarily of the $127.8 million in net proceeds from the sale of our Celltrion common stock, net of activities relating to the purchase and sale of investment securities of $11.8 million.
Cash Flows from Financing Activities
Cash used by financing activities was $25.4 million in 2008 reflecting the repurchase of $31.5 million principal amount of Notes.
Cash provided by financing activities was $25.2 million in 2006 reflect the net proceeds from a February 2006 private placement of 3,500,000 shares of our common stock, net of $1.7 million of transaction expenses.
Capital Expenditures
Capital expenditures by year included the following:
•	2007 consisted of a nominal amount of equipment associated with maintaining our California facilities; and
•	2006 primarily consisted of $2.4 million for software, equipment and leasehold improvements associated with our California facilities;
Other capital expenditures are not expected to be significant in 2009.
Adequacy of cash resources to meet future needs
We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs and commitments through at least December 31, 2009. Our future capital requirements will depend on our ability to identify and complete additional business opportunities. We are considering various strategic transactions to return value to our stockholders. If we are unable to identify and complete an alternate strategic transaction, we will liquidate.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2008 for minimum lease payments related to facility leases and equipment under non-cancelable operation leases (in thousands):

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
Operating Lease Obligations	$20,123	$2,368	$4,841	$4,937	$7,977
As discussed in the Notes to the Consolidated Financial Statements, effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” At December 31, 2008, the Company had a liability for unrecognized tax benefits totaling $1.9 million. Due to the uncertainties related to these tax matters, we are unable to reasonably estimate when a cash settlement with a taxing authority will occur.
Off-Balance Sheet Arrangements
As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF 07-5 may result in the reclassification of the Company’s outstanding warrants from stockholders’ equity to liability and would require the warrants to be marked to market at each reporting period. We are currently evaluating the impact of the pending adoption of EITF 07-5 on our consolidated financial statements.
In May 2008, the FASB ratified FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and into an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. APB 14-1 will require that convertible debt within its scope reflect an entity’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We are currently evaluating the potential impact, if any that FSP No. APB 14-1 may have on our consolidated results of operations and financial conditions.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The SEC approved the PCAOB amendments to AU Section 411 on September 16, 2008; therefore, SFAS 162 became effective November 15, 2008. The Company’s adoption of SFAS 162 did not have a material impact on its consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Stockholders
of VaxGen, Inc.
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of VaxGen, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1, the Company’s management is considering various alternative strategic transactions to return value to its shareholders, which if unsuccessful will result in the liquidation of the Company. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 17, 2009

VaxGen, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$34,618	$64,726
Investment securities	3,922	6,889
Accounts receivable	—	199
Prepaid expenses and other current assets	792	1,167
Assets held for sale	783	—

Total current assets	40,115	72,981
Property and equipment	—	10,806
Restricted cash	1,556	1,556
Other assets	426	4,622

Total assets	$42,097	$89,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75	$2,151
Accrued and other current liabilities	706	2,326
Derivative liability	—	3,500

Total current liabilities	781	7,977
Convertible senior subordinated notes	—	30,679
Deferred rent and other liabilities	5,097	4,270

Total liabilities	5,878	42,926

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 65,000,000 shares authorized; 33,106,523 shares issued and outstanding at December 31, 2008 and 2007	331	331
Additional paid-in capital	302,856	301,378
Accumulated deficit	(267,241)	(254,678)
Accumulated other comprehensive income	273	8

Total stockholders’ equity	36,219	47,039

Total liabilities and stockholders’ equity	$42,097	$89,965

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Research contracts and grants	$—	$4,098	$13,205
Other services	293	913	—
Related party services	—	—	1,631

Total revenues	293	5,011	14,836

Operating expenses:
Research and development	1,387	19,653	49,001
General and administrative	12,700	20,437	27,683
Impairment of assets held for sale	8,848	—	—
Impairment of property and equipment	—	10,681	—
Restructuring	1,314	5,374	—

Total operating expenses	24,249	56,145	76,684

Loss from operations	(23,956)	(51,134)	(61,848)

Other income (expense)
Interest expense	(1,901)	(2,447)	(2,470)
Interest and other income	1,839	4,681	2,239
Valuation adjustments	3,500	4,720	(5,295)
Gain on convertible debt repurchase	4,915	—	—
Gain on sale of Anthrax Program	3,000	—	—
Equity in loss of affiliate	—	—	(5,290)
Gain on foreign currency transactions	—	—	7,454
Gain on sale of investment in affiliate	—	—	104,012

Total other income, net	11,353	6,954	100,650

Income (loss) before taxes	(12,603)	(44,180)	38,802
Provision for (benefit of) income taxes	(40)	—	1,210

Net income (loss)	$(12,563)	$(44,180)	$37,592

Net income (loss) per share, basic and diluted	$(0.38)	$(1.33)	$1.15

Shares used in computing net income (loss) per share:
Basic	33,107	33,107	32,723

Diluted	33,107	33,107	32,797

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share data)

						Accumulated
			Additional	Deferred		Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Equity

Balance at December 31, 2005	29,606,523	$296	$266,248	$(348)	$(248,090)	$6,039	$24,145

Net income	—	—	—	—	37,592	—	37,592
Change in net unrealized gain on securities	—	—	—	—	—	65	65
Foreign currency translation	—	—	—	—	—	1,245	1,245
Reclassification adjustment for gain realized	—	—	—	—	—	(7,347)	(7,347)

Total comprehensive income					—	—	31,555
Private placement, net of issuance costs of $1,724	3,500,000	35	25,191	—	—	—	25,226
Stock-based compensation	—	—	2,890	—	—	—	2,890
Cumulative effect of adoption of FAS 123R	—	—	(348)	348	—	—	—
Effect of affiliate equity transactions	—	—	5,245	—	—	—	5,245

Balance at December 31, 2006	33,106,523	331	299,226	—	(210,498)	2	89,061

Net loss	—	—	—	—	(44,180)	—	(44,180)
Change in net unrealized gain on securities	—	—	—	—	—	6	6

Total comprehensive loss							(44,174)
Stock-based compensation	—	—	2,152	—	—	—	2,152

Balance at December 31, 2007	33,106,523	331	301,378	—	(254,678)	8	47,039

Net loss	—	—	—	—	(12,563)	—	(12,563)
Change in net unrealized gain on securities	—	—	—	—	—	265	265

Total comprehensive loss							(12,298)
Stock-based compensation	—	—	1,478	—	—	—	1,478

Balance at December 31, 2008	33,106,523	$331	$302,856	$—	$(267,241)	$273	$36,219

The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(12,563)	$(44,180)	$37,592
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	6,757	6,253
Impairment of assets held for sale	8,848	—	—
Impairment of property and equipment	—	10,681	—
Valuation adjustments	(3,500)	(4,720)	5,295
Gain on convertible debt repurchase	(4,915)	—	—
Gain on sale of investment in affiliate	—	—	(104,012)
Gain on foreign currency transactions	—	—	(7,454)
Equity in loss of affiliate	—	—	5,290
Stock-based compensation	1,478	2,152	2,890
Amortization of premiums and discounts on investment securities	(178)	(1,210)	(290)
Non-cash interest expense	904	713	710
Raven merger costs previously capitalized	1,932	—	—
Changes in operating assets and liabilities:
Accounts receivable	199	7,708	(4,405)
Prepaid expenses and other current assets	374	1,417	(879)
Accounts payable	(2,076)	(3,932)	(5,360)
Accrued and other current liabilities	(1,620)	(692)	(8,160)
Due to/from related parties	—	—	674
Other	492	140	1,365

Net cash used in operating activities	(10,038)	(25,166)	(70,491)

Cash flows from investing activities:
Purchase of property and equipment	—	(19)	(2,395)
Proceeds (fees) from sale of investment in affiliate	—	(2,441)	127,813
Proceeds from sale of assets held for sale	588	—	—
Proceeds from sale and maturity of investment securities	23,900	69,116	12,533
Purchase of investment securities	(20,490)	(50,121)	(24,380)
Loan to Raven biotechnologies, inc.	(4,668)	—	—
Repayment of loan by Raven biotechnologies, inc.	6,000	—	—
Change in restricted cash	—	1,339	383
Expenses related to proposed merger and bridge loan	—	(1,848)	—
Other	—	791	(174)

Net cash provided by investing activities	5,330	16,817	113,780

Cash flows from financing activities:
Repurchase of senior subordinated convertible notes	(25,400)	—	—
Proceeds from private placement, net	—	—	25,226

Net cash provided by (used in) financing activities	(25,400)	—	25,226

Net increase (decrease) in cash and cash equivalents	(30,108)	(8,349)	68,515
Cash and cash equivalents, beginning of period	64,726	73,075	4,560

Cash and cash equivalents, end of period	$34,618	$64,726	$73,075

Supplemental disclosure of cash flow information:
Interest paid	$1,408	$1,733	$1,733
Income taxes paid	—	1,150	—
The accompanying notes to consolidated financial statements are an integral part of these statements.

VaxGen, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Nature of Business Activities
VaxGen is a biopharmaceutical company based in South San Francisco, California. The company owns a state-of-the-art biopharmaceutical manufacturing facility with a 1,000-liter bioreactor that can be used to make cell culture or microbial biologic products. This facility is located within leased premises. The company has ended all product development activities and sold or otherwise terminated its drug development programs. The company is seeking to maximize the value of its remaining assets through a strategic transaction or series of strategic transactions.
VaxGen was incorporated on November 27, 1995 and formed to complete the development of an investigational recombinant protein vaccine intended to prevent infection by human immunodeficiency virus. In 2002, VaxGen broadened its product development portfolio to include biodefense vaccines.
Through March 31, 2007, VaxGen’s principal source of revenue was the U.S. government, principally the National Institutes of Health, or NIH, and related entities. From April 2007 to April 2008, VaxGen’s principal source of revenue has been from services provided to Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea.
In November 2007, the Company and two of its wholly-owned subsidiaries entered into an Agreement and Plan of Merger, as amended in December 2007 and February 2008, or Merger Agreement, with Raven biotechnologies, inc., or Raven. Raven was a private, development stage biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody-based products for the treatment of cancer.
In November 2007, the Company entered into a Bridge Loan with Raven, which provided for the Company to lend Raven up to $6 million in cash in the aggregate, beginning December 1, 2007. Under the Bridge Loan, the Company was obligated to provide monthly loan advances to Raven based on a schedule attached to the Bridge Loan. These obligations to make loan advances to Raven ended on April 1, 2008. The interest rate of the Bridge Loan was 8% per annum.
On March 28, 2008, the Company entered into a Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note, or Termination Agreement and Amendment, terminating immediately the Merger Agreement and amending the terms of its bridge loan to Raven. The balance on the loan was paid in full as of December 31, 2008. The Company recorded in general and administrative expenses $2.3 million of costs, primarily professional fees, related with the proposed merger during the year ended December 31, 2008.
As a result of the termination of the proposed merger with Raven, the Company is considering various alternate strategic transactions to return value to its stockholders. If the Company is unable to identify and complete an alternate strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Delisting from the Nasdaq National Market
On August 6, 2004, the Company announced that it had received notification from the Nasdaq National Market, now the Nasdaq Global Market, or Nasdaq, that the Company’s common stock would discontinue trading on Nasdaq effective August 9, 2004. This action followed the Company’s appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004, respectively. Following that, the Company’s common stock was traded over the counter, or OTC, and quoted on the Pink Sheets under the symbol VXGN.PK. The Company became current again in its filing of reports with the Securities and Exchange Commission, or SEC, on October 4, 2007, upon filing the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. On March 13, 2008, the Company’s common stock became eligible for quotation on the OTC Bulletin Board under the symbol VXGN.OB and has been quoted on the OTC Bulletin Board since then.

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
Investment Securities
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates classifications at each balance sheet date. If declines in value are deemed other-than-temporary, a charge is made to net income (loss) for the period. At December 31, 2008 and 2007, investment securities consisted of corporate obligations with an original maturity date at purchase greater than three months. These securities were classified as “available-for-sale” securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income (loss). All investment securities are held for use in current operations and are classified in current assets. Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, investment securities, receivables and restricted cash. VaxGen’s cash and cash equivalents are deposited in demand and money market accounts at two financial institutions. The Company’s balances are in excess of federal depository insurance limitations. The Company has not experienced any losses on its deposits of cash and cash equivalents.
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
All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “loss from operations” in the Consolidated Statement of Operations. All assets held for sale and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheet. The amount the Company will ultimately realize could differ from the amount recorded in the financial statements.

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
The Company evaluates the carrying value of property and equipment in accordance with the provisions of SFAS 144 whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset; a significant, other-than-temporary change in the manner or extent that an asset is used, including a decision to abandon acquired products, services or technologies; a significant adverse change in operations or business climate affecting the asset; and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. When such an event occurs, management determines whether there has been impairment by comparing the undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value. Fair value is determined based either on estimated realizable value, discounted cash flows or appraised values, depending on the nature of the asset. All long-lived assets held for sale are reported at fair market value, less expected selling costs.
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
For non-government arrangements, the Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. In such instances, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured.
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

Valuation of Derivative Instruments
The Company values certain embedded features it issued in connection with the financing of Convertible Senior Subordinated Notes, or Notes, in 2005 as a derivative liability under Financial Accounting Standard, or FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133. The Company estimates the fair value of its derivative liability each quarter using the Monte Carlo Simulation methodology. This methodology is complex and requires significant judgments in the estimation of fair values based on certain assumptions. Factors affecting the amount of this liability include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. The embedded derivative liability does not qualify for hedge accounting under FAS 133 and therefore, changes in value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s consolidated statements of operations. These changes in the carrying value of the derivative are recorded in the Company’s consolidated financial statements.
Fair Value of Financial Instruments
The Company values its financial instruments according to the provisions of SFAS No. 157, Fair Value Measurement (“SFAS 157”) with respect to its financial assets and liabilities only. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
We valued certain embedded features issued in connection with the financing of our Convertible Notes in 2005 as a derivative liability. We estimated the fair value of our derivative liability each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of this liability include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. Of these valuation parameters, management’s assessment of the probability of a change in control is the most subjective and also has the greatest influence on fair value. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in our consolidated statements of operations. Prior to the repurchase of the Convertible Notes in 2008 and the corresponding elimination of the derivative liability, the derivative was classified within level 3 of the fair value hierarchy.

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
See Note 11, Stock Options and Warrants, for more information regarding stock-based compensation.
New Accounting Pronouncements
In June 2008, the FASB ratified FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP No. EITF 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share (“SFAS No. 128”). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the effects, if any that FSP No.
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
In May 2008, the FASB ratified FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and into an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. APB 14-1 will require that convertible debt within its scope reflect an entity’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the potential impact, if any that FSP No. APB 14-1 may have on its consolidated results of operations and financial conditions.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The SEC approved the PCAOB amendments to AU Section 411 on September 16, 2008; therefore, SFAS 162 became effective November 15, 2008. The Company’s adoption of SFAS 162 did not have a material impact on its consolidated financial statements.

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

	Year Ended December 31,
	2008	2007	2006

Net income (loss) (Numerator)	$(12,563)	$(44,180)	$37,592

Weighted average shares (Denominator):
Weighted average shares used for basic EPS
Effect of potentially dilutive common shares	33,107	33,107	32,723
Adjusted weighted average shares for diluted EPS	—	—	74

	33,107	33,107	32,797

Basic net income (loss) per share	$(0.38)	$(1.33)	$1.15

Diluted net income (loss) per share	$(0.38)	$(1.33)	$1.15

The following is a summary of potentially dilutive common shares that were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2008	2007	2006
Options to purchase common stock	2,188	5,350	3,988
Warrants to purchase common stock	2,317	2,317	2,009
Convertible senior subordinated notes	—	2,134	2,134

Total	4,505	9,801	8,131

4. Balance Sheet Components
Investment Securities
The following is a summary of available-for-sale investment securities at December 31 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
2008:
Certificates of deposit	$3,649	$—	$—	$3,649
Common shares	—	273	—	273

	$3,649	$273	$—	$3,922

2007:
Corporate obligations	$6,881	$8	$—	$6,889

Investments at December 31, 2008 include $3.6 million of certificates of deposit with contractual maturities of less than one year.
For the six months ended June 30, 2006, our investment in Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea, was accounted for under the equity method. At June 30, 2006, our ownership interest in Celltrion was 8%. During June and December 2006, we received gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock. At December 31, 2007, we held a nominal ownership interest in Celltrion. During 2008, a public market developed for Celltrion common stock in the Republic of Korea. Based on the market price of Celltrion common stock, the value of our Celltrion investment was $0.3 million at December 31, 2008.
Investment income for the years ended December 31, 2008, 2007 and 2006 of $1.8 million, $4.7 million and $2.2 million, respectively, includes interest income and amortization and accretion of discounts and premiums, as well as realized gains and losses. No significant gross gains or losses were realized upon the sale of investment securities during the three years ended December 31, 2008.
Assets held for sale
The Company has committed to a plan to sell the equipment and leasehold improvements related to its California manufacturing facility. These assets have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144.
Based on the lack of success in finding a buyer for its facility and expectation of need to dismantle to sell, the Company performed an impairment assessment of the facility during the year ended December 31, 2008. At December 31, 2008, the Company estimated that the fair market values of these assets were less than the carrying values of these assets by $8.8 million, which was recorded as an impairment of assets held for sale in the statement of operations for the year ended December 31, 2008. The impairment includes all leasehold improvements relating to the facility of $6.5 million, as these items will have no future economic benefit. The Company used the market approach to determine fair market value of its assets held for sale. Assets held for sale at December 31, 2008 of $0.8 million consist primarily of equipment, furniture and fixtures.

Property and Equipment
The following is a summary of property and equipment (in thousands):

	December 31,
	2008	2007
Equipment, furniture and fixtures	$—	$3,656
Leasehold improvements	—	6,682
Software	—	468

Total	$—	$10,806

Depreciation and amortization expense was $0.6 million, $6.8 million and $6.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008 the Company committed to a plan to sell the equipment and leasehold improvements related to its California manufacturing facility. These assets met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144.
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
The November 2007 announcement of a proposed merger with Raven acted as a trigger for an assessment of an impairment of the Company’s equipment, software and leasehold improvements related to its California manufacturing facility, and based upon the impairment test performed, the Company noted a decrease in its estimated future undiscounted cash flows to below the carrying value of these assets. At December 31, 2007, the Company estimated that the fair market values of these assets were less than the carrying values of these assets by $10.3 million, which was recorded as an impairment of property and equipment in the statement of operations for the year ended December 31, 2007. The Company estimated the fair market value of these assets based on estimated realizable value upon sale of the facility determined by discussions with sales agents and efforts to date in the marketing of the facility; discussions with resellers relating to the manufacturing equipment.
Restricted Cash
At December 31, 2008 and 2007, VaxGen had restricted cash of $1.6 million, as compensating balances to support outstanding letters of credit. The letters of credit relate to the Company’s facilities leases and are renewed annually.
Other Non-current Assets
At December 31, 2008, other assets included $0.4 million for a long-term prepaid commission expense.
At December 31, 2007, other assets included $1.9 million primarily for professional fees associated with the proposed merger with Raven. These assets were expensed in 2008 when the merger agreement was terminated. At December 31, 2007, other assets also included $1.3 million loaned to Raven under a bridge loan agreement, or Bridge Loan. The Bridge Loan was fully repaid in 2008.
Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Employee benefits and severance	$154	$1,398
Income taxes	—	60
Legal and professional fees	167	141
Interest on convertible notes	—	433
Deferred rent	318	94
Other	67	200

Total accrued and other current liabilities	$706	$2,326

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
In April 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. During August 2008, the Company further reduced its workforce by 25 percent. The Company incurred restructuring costs of approximately $1.3 million for one-time termination costs during 2008. As part of restructuring, the vesting of stock options held by the former Vice President, Corporate and Business Development and former Chief Financial Officer were accelerated. This resulted in the Company recording an additional $1.1 million of stock based compensation in general and administrative expense during 2008.
All restructuring costs were paid by December 31, 2008 as follows (in thousands):

		Consolidation
		of Excess
	Workforce	Facilities and
	Reduction	Other	Total

Restructuring Costs
Costs incurred in 2007	$4,368	$1,006	$5,374
Amounts paid in 2007	(4,068)	(1,006)	(5,074)

Balance accrued as of December 31, 2007	300	—	300
Costs incurred in 2008	1,314	—	1,314
Amounts paid in 2008	(1,614)	—	(1,614)

Balance accrued as of December 31, 2008	$—	$—	$—

Accumulated Other Comprehensive Income
Comprehensive income (loss) combines net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) represents unrealized gains or losses on investment securities that are reported as a component of stockholders’ equity in the consolidated balance sheet.
5. Sale of Anthrax Program
On May 2, 2008, the Company completed the sale of all assets and rights related to its recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology to Emergent BioSolutions, Inc., or Emergent. Under the terms of the transaction, Emergent paid VaxGen $2.0 million upon execution of the definitive agreement, an additional $1.0 million milestone payment during the third quarter of 2008, and may be obligated to pay VaxGen up to an additional $7.0 million in milestone payments, plus specified percentages of future net sales for 12.5 years beginning from the first commercial sale. The Company recorded $3.0 million as other income during the year ended December 31, 2008 for the sale of the Anthrax Program.
6. Contracts
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

In November 2004, the Office of Public Health Emergency and Preparedness awarded the Company a contract valued at $877.5 million to provide 75 million doses of rPA102 to the SNS for civilian defense, or SNS Contract. The Company was entitled to recover only a portion of the development costs associated with this work from the Anthrax Contracts. In May 2006, the Company received a unilateral contract modification from the U.S. Department of Health and Human Services, or HHS, related to the SNS Contract. In November 2006, VaxGen received a clinical hold notification from the FDA that postponed the initiation of the second Phase 2 trial for rPA102.
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
7. Convertible Senior Subordinated Notes
In April 2005, the Company raised aggregate net proceeds of $29.7 million through a private placement of $31.5 million of Notes, due April 1, 2010. The Notes had the following terms:
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
The Company initially valued the derivative liability associated with the Notes at $1.8 million. This amount was accounted for as a reduction in the initial carrying value of the Notes and an increase to current liabilities. This discount to the Notes was being accreted over five years using the effective interest method. Interest expense for the years ended December 31, 2008, 2007 and 2006 reflects non-cash accretion charges of $0.2 million, $0.4 million and $0.4 million, respectively, related to this discount. For the years ended December 31, 2008, 2007 and 2006, valuation adjustments expense (income) of ($3.5) million, ($4.7) million and $5.3 million, respectively, represented the increase (decrease) in the fair value of the derivative liability.
The Company incurred financing expenses associated with the Notes of $1.8 million. This amount was accounted for as an increase to non-current other assets. The financing expenses were being amortized over five years using the straight-line method. Interest expense for the years ended December 31, 2008, 2007 and 2006 reflects non-cash amortization charges related to these expenses of $0.2 million, $0.3 million, and $0.3 million, respectively.

Interest expense on the Notes for the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $1.7 million and $1.7 million, respectively.
During 2008, the Company repurchased the entire $31.5 million of the Notes for $25.4 million resulting in a net gain of $4.9 million, net of $0.6 million of unamortized discount and $0.6 million of deferred financing costs.
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
The key inputs for the valuation analysis were as follows:

	December 31,	December 31,
	2007	2006

Volatility	109%	91%
Risk free interest rate	3.1%	4.7%
Credit spread	22.9%	20.3%
Probability of change in control	40%	95%
The derivative liability was reduced to zero at December 31, 2008 resulting from the repurchase of the entire outstanding $31.5 million of Convertible Notes.
8. Celltrion
In June 2005, Celltrion entered into several agreements to manufacture biologic products being developed by Bristol-Myers Squibb Company, or BMS. VaxGen and Celltrion entered into a Technical Support and Services Sub-Agreement, or Sub-Agreement, effective in June 2005. The Sub-Agreement provides for VaxGen to assist Celltrion with services required under Celltrion’s agreement with BMS. Under the Sub-Agreement, VaxGen was paid for out-of-pocket expenses and services rendered. VaxGen recognized $1.6 million of related-party revenue under this agreement during the year ended December 31, 2006. VaxGen recognized $0.9 million of services revenue under this agreement during the year ended December 31, 2007, as Celltrion is no longer considered to be a related party due to the sale of substantially all of the Company’s investment in Celltrion in 2006.
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
In February 2006, Celltrion and VaxGen entered into an agreement whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen compensated Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such internal costs not to exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on February 28, 2006) per year and subject to VaxGen’s approval. During the years ended December 31, 2007 and 2006, VaxGen incurred expenses of $1.2 million and $2.6 million, respectively, for internal and external fees and services relating to the preparation, review and audit of Celltrion financial statements in accordance with U.S. GAAP. No expenses were incurred during the year ended December 31, 2008 since Celltrion is no longer a related party.

Summarized selected financial information of Celltrion (VaxGen’s equity investee between January 1, 2006 and June 30, 2006) is as follows (in thousands):

Six Months
Ended
June 30, 2006
Operating expenses	$22,953

Loss from operations	(22,953)
Other expense	(2,825)

Net loss	$(25,778)

9. Stock Offerings
VaxGen completed the following private placement of common stock during the three years ended December 31, 2008:

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
10. Employee Benefit Plans
401(k) Plan
At the beginning of 2008 the Company had a 401(k) Retirement Plan, as amended, or 401(k) Plan, which covered substantially all full-time employees of VaxGen. Under the 401(k) Plan, VaxGen matched a portion of employee contributions with Company common stock or cash. In July 2008 the Company terminated the 401(k) Plan. In 2008, 2007 and 2006, VaxGen matched employee contributions under the 401(k) Plan with cash and recorded expense related to 401(k) matching of $48,000, $0.3 million and $0.8 million, respectively. In July 2008, the Company terminated the 401(k) Plan.
11. Stock Options and Warrants
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

1998 Director Stock Option Plan
The 1998 Director Stock Option Plan, or Director Plan, for non-employee directors has 300,000 shares of common stock authorized for issuance. Under the Director Plan, new non-employee directors will receive an initial option grant to acquire 20,000 shares at the fair market value of VaxGen’s common stock on the grant date. Initial option grants shall vest over three years, beginning one year from the date of grant, subject to certain meeting attendance requirements. In addition, non-employee directors who have served on the board of directors for at least six months shall receive annual option grants of 10,000 shares on the date of each annual stockholders’ meeting. The exercise price of each annual option grant under the Director Plan is to be the fair market value of VaxGen’s common stock on the grant date. Each annual option grant fully vests on the grant date. All options expire no later than 10 years from the date of grant. The Company suspended the grant of any options to non-employee directors of the Company under the Director Plan in 2005.
The following is a summary of VaxGen’s stock option activity (including the inducement stock options) and related information for the years ended December 31:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at January 1, 2006	4,483,557	$10.64
Options granted	175,000	6.44
Options exercised	—	—
Options cancelled/forfeited/expired	(217,132)	10.80

Outstanding at December 31, 2006	4,441,425	$10.47
Options granted	2,033,675	2.22
Options exercised	—	—
Options cancelled/forfeited/expired	(1,125,132)	8.23

Outstanding at December 31, 2007	5,349,968	$7.80
Options granted	95,000	0.68
Options exercised	—	—
Options cancelled/forfeited/expired	(3,256,785)	7.12

Outstanding at December 31, 2008	2,188,183	$8.52

Exercisable at December 31, 2008	1,845,365	$9.76

The following table summarizes information about VaxGen’s stock options granted during the years ended December 31:

	2008		2007		2006
	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	Average	Average	Average	Average	Average	Average
Exercise Price	Fair	Exercise	Fair	Exercise	Fair	Exercise
on grant date	Value	Price	Value	Price	Value	Price
Equals market price	$0.55	$0.68	$1.67	$2.22	$5.13	$6.44
Is below market price	—	—	—	—	—	—
Detailed information on VaxGen’s options outstanding at December 31, 2008 by price range is set forth below:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Term	Exercise	Number of	Exercise
Range of Exercise Price	Shares	(Years)	Price	Shares	Price
$0.6800 to $0.6800	95,000	9.44	$0.68	11,874	$0.68
$0.6801 to $2.2300	622,500	8.12	2.23	362,808	2.23
$2.2301 to $5.7400	420,746	2.23	5.37	420,746	5.37
$5.7401 to $13.5000	383,966	1.21	9.97	383,966	9.97
$13.5001 to $14.6300	31,566	2.60	14.30	31,566	14.30
$14.6301 to $25.1300	634,405	2.26	16.78	634,405	16.78

$0.6800 to $25.1300	2,188,183	4.05	$8.52	1,845,365	$9.76

The aggregate intrinsic value of outstanding options and exercisable options was zero at December 31, 2008 because none of the options were in-the-money. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based upon the fair market value of the Company’s common stock. As of December 31, 2008, exercisable options had a remaining weighted average contractual life of 3.3 years. As of December 31, 2008, there was approximately $0.7 million of total unrecognized stock-based compensation before estimated forfeitures related to unvested arrangements granted under the Company’s equity-based incentive plans. As of that date, this cost was expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of options exercised was zero during the three years ended December 31, 2008 determined as of the date of exercise. The total fair value of shares vested during the year ended December 31, 2008 was $1.7 million.
Non-cash Compensation Expense
Non-cash compensation expense for the years ended December 31, 2008, 2007 and 2006 was $1.5 million, $2.2 million and $2.9 million, respectively. Such expense was primarily related to fair-value compensation related to stock options and compensation related to the extension of the exercise period of terminated employees’ vested options due to the lack of current financial statements and failure to file periodic reports. In 2005, the board of directors authorized a modification to options held by employees who left the Company such that the ability to exercise their options was extended from 90 days following termination to 90 days following listing on a national securities exchange or the date on which the Company is able to issue new registered shares of common stock. In February 2006, in connection with the adoption by the Internal Revenue Service of certain provisions of Section 409(A) of the Code related to deferred compensation, upon the agreement of affected stock option holders, the Company further modified the period of exercisability from 90 days following listing on a national securities exchange to 30 days following listing on a national securities exchange or the date on which the Company is able to issue new registered shares of common stock. The Company issues new shares upon the exercise of options. The Company recorded a non-cash expense for these modifications of $0.2 million and $0.5 million during the years ended December 31, 2007 and 2006, respectively. The charge related to modifications for the year ended December 31, 2008 was immaterial.
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
The Company uses various subjective assumptions, including the following:
•	Expected Volatility: The expected stock price volatility is based upon the Company’s historical volatility. The Company believes this method of computing volatility is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry.

•	Expected Average Life: The expected average life of the ten-year contractual term options granted in 2008 of 6.0 years is based upon application of the simplified method as promulgated in SEC Staff Accounting Bulletin No. 107 and No. 110.

•	Risk-Free Interest Rate: The risk-free rate for the expected term of stock options is based upon the rates for U.S. Treasury Bonds with terms equal to the options’ expected term in effect at the time of grant.

•	Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

•	Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures of vested stock options.

The Company used the following assumptions for the year ended December 31:

	2008	2007	2006
Risk-free interest rate	2.8%	4.7 – 4.8%	4.5 – 4.9%
Expected average life	6.0 years	5.8 years	6.1 years
Volatility	102%	99 – 103%	94 – 100%
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
The impact on consolidated results of operations of recording stock-based compensation was as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Research and development	$42	$991	$1,883
General and administrative	1,436	1,161	1,007

Effect on net income	$(1,478)	$(2,152)	$(2,890)

Effect on net income per share, basic	$(0.04)	$(0.06)	$(0.09)
Effect on net income per share, diluted	$(0.04)	$(0.06)	$(0.09)
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
The following common stock warrants were outstanding at December 31, 2008:

	Exercise
	Price Per	Term
Issue Date	Share	(in years)	Shares

February 2006	$9.24	5	1,397,267
Exchange Warrants, September 2004, as amended in December 2006	16.00	6	655,078
May 1999	7.00	10	140,000
January 1999	13.00	10	79,462
January 2000	11.50	10	27,196
2001	20.25	10	18,000

Weighted average/Total	11.25		2,317,003

12. Income Taxes
Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on net deferred tax assets.
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of December 31, 2007 was $2.7 million. As a result of the change on the measurement of the tax position, the unrecognized tax benefits decreased to $1.9 million in 2008, which if realized, $0.7 million will affect the effective tax rate and $1.2 million will not due to valuation allowance.
The following table reflects the changes in the gross unrecognized tax benefits during the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Unrecognized tax benefits balance at January 1	$2,702	$1,210
Gross increase for tax positions of prior years	—	1,492
Gross decrease for tax positions of prior years	(836)	—

Unrecognized tax benefits balance at December 31	$1,866	$2,702

The Company does not expect any material changes in the next 12 months in unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for FIN 48 as interest expense, as of December 31, 2008 and 2007, was $0.5 million and zero, respectively, which is consistent with the Company’s policy.
Under the provisions of Section 382 and 383 of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credits that can be utilized in the future to offset taxable income.
The Company files U.S. federal and California state tax returns. The Company is currently not subject to any income tax examinations. All prior years remain open for examination.
At December 31, 2008, VaxGen had U.S. federal and California net operating loss carryforwards of $168.5 million and $166.5 million, respectively. Of the deferred net operating loss carryforwards, $4.2 million would be recognized directly to additional paid in capital when realized because they relate to expenses generated from stock option awards. The U.S. federal net operating loss carryforwards expire between 2019 and 2028 and the California net operating loss carryforwards expire between 2019 and 2020. Additionally, VaxGen has federal research credits of $4.6 million which expire between 2016 and 2026 and $4.6 million for California state tax which does not expire.
The tax provision is composed as follows (in thousands):

	December 31,
	2008	2007
Current tax expense:
Federal	$(40)	$—
State	—	—

Total current tax expense	(40)	—

Deferred tax expense
Federal	(4,255)	(16,801)
State	(911)	(1,481)
Change in valuation allowance	5,166	18,282

Total deferred tax expense	—	—

Net tax expense (benefit)	$(40)	$—

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$62,796	$59,600
Research and other credit carryforwards	8,074	7,673
Deferred research expenses	1,969	2,356
Depreciation	6,570	4,693
Accrued liabilities	1,588	1,419
Other	3,524	3,614

Total gross deferred tax assets	84,521	79,355
Less: Valuation allowance	(84,521)	(79,355)

Net deferred tax assets	$—	$—

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory rate	34.0%	34.0%	34.0%
State taxes	5.7%	3.4%	5.8%
Gain on sale of investment	—	—	-10.3%
Equity in loss of affiliate	—	—	4.6%
Other	1.6%	-0.6%	0.8%
Change in valuation allowance	-41.0%	-36.8%	-31.8%

Effective tax rate	0.3%	0.0%	3.1%

13. Commitments and Contingencies
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
In October 2007, the Company again amended its lease agreement, or Lease Amendment II. Lease Amendment II calls for the Company to relinquish occupancy of one of its two buildings subject to the lease, effective March 1, 2008. The Company paid a surrender fee to the landlord of $0.1 million. Under Lease Amendment II, the amount of the $2.4 million letter of credit delivered by the Company in favor of the landlord was reduced by $1.0 million, with further reductions over the remaining term of the lease upon the achievement of financial benchmarks by the Company. The certificate of deposit which collateralizes this reduced letter of credit is included in restricted cash in the consolidated balance sheet as of December 31, 2008.
VaxGen also has a lease for 6,000 square feet of warehouse and office space in South San Francisco, which expires on September 30, 2011. In addition, VaxGen has several operating leases for office equipment.
Future minimum annual payments under all non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

2009	$2,368
2010	2,474
2011	2,367
2012	2,432
2013	2,505
2014 and beyond	7,977

Total	$20,123

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $2.3 million, $3.3 million and $4.3 million, respectively. The Company recognizes rent expense on a straight-line basis over the expected lease term.
Included in deferred rent and other liabilities at December 31, 2008 and 2007 is $4.1 million and $4.2 million of deferred rent associated with Lease Amendment I and II. As a result of the timing of cash flows under the amended lease, this balance will be amortized through 2016.
Contingencies
If the Company’s chief executive officer’s employment with the Company is terminated without cause, or the executive resigns due to good reasons, as defined in his employment agreement, the executive would be entitled to receive as severance 99% of 12 months of their base salary and all of his outstanding unvested stock options would be accelerated and become immediately exercisable. If this occurs within 13 months of a change of control, as defined in the agreement, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis. Currently, the aggregate salary and bonus obligations under these circumstances would be $0.3 million.
The Company is also subject to a wide variety of laws and regulations. Certain claims, suits and complaints in the ordinary course of business are pending or may arise. While there can be no assurance as to the ultimate outcome of any litigation involving the Company, the Company does not believe any pending legal proceeding will result in a judgment or settlement that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
See Note 16 for discussion of pending litigation related to the lease.

14. Fair Value Measurements
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
The Company valued certain embedded features issued in connection with the financing of the Convertible Notes in 2005 as a derivative liability. The Company estimated the fair value of the derivative liability each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of this liability include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. Of these valuation parameters, management’s assessment of the probability of a change in control is the most subjective and also has the greatest influence on fair value. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in our consolidated statements of operations. Prior to the repurchase of the Convertible Notes in 2008 and the corresponding elimination of the derivative liability, the derivative was classified within level 3 of the fair value hierarchy.
As December 31, 2008, the fair value hierarchy of the Company’s marketable securities and derivative liability at fair value in connection with the adoption of SFAS 157 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$34,504	$—	$—	$34,504
Investment securities:
Certificates of deposit		3,649		3,649
Common shares	273			273
Restricted cash:
Certificates of deposit		1,556		1,556

Total financial assets	$34,777	$5,205	$—	$39,982

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2008 (in thousands):

Derivative Liability

Balance as of 12/31/07	$3,500
Valuation adjustment	(3,500)

Balance as of 12/31/08	$—

15. Quarterly Financial Data (Unaudited)
The tables below present selected quarterly financial data (in thousands, except per share amounts).

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$278	$15	$—	$—
Total operating expenses	(6,787)	(13,028)	(2,275)	(2,159)
Other income (expense), net	(962)	2,589	7,791	1,935
Income taxes	—	—	—	(40)
Net income (loss)	(7,471)	(10,424)	5,516	(184)
Net income (loss) per share:
Basic	$(0.23)	$(0.31)	$0.17	$(0.01)

Diluted	$(0.23)	$(0.31)	$(0.03)	$(0.07)

Weighted average shares used in computing per share calculations:
Basic	33,107	33,107	33,107	33,107

Diluted	33,107	33,107	33,831	33,232

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$4,184	$198	$416	$213
Total operating expenses	(17,383)	(10,198)	(10,620)	(17,944)
Other income, net	3,460	1,879	350	1,265
Net loss	(9,739)	(8,121)	(9,854)	(16,466)
Net loss per share:
Basic	$(0.29)	$(0.25)	$(0.30)	$(0.50)

Diluted	$(0.29)	$(0.25)	$(0.30)	$(0.50)

Weighted average shares used in computing per share calculations:
Basic and diluted	33,107	33,107	33,107	33,107

16. Subsequent Events
In February 2009, a lawsuit was filed against the Company by plaintiffs, Oyster Point Tech Center, LLC. The plaintiffs generally allege that the Company defaulted on the lease on the 349 Oyster Point, South San Francisco facility. The complaint seeks possession of the premises and the balance of lease plus unpaid rent and expenses totaling $22.4 million, as well as an award of plaintiffs’ attorneys’ fees and costs.
The Company may incur substantial expenses in defending against such claim, and it is not presently possible to accurately forecast the outcome. The Company does not believe, based on current knowledge, that the foregoing legal proceeding are likely to have a material adverse effect on its financial position, results of operations or cash flows. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive and Financial Officer, or PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended, or Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based on this evaluation, our PEO has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
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
Our management, with the participation of our PEO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The executive officers of the Company and their respective ages and positions as of December 31, 2008 are as follows:

Name of Executive Officer	Age	Position

James P. Panek (1)	55	President, Chief Executive Officer and Director

(1)	Mr. Panek resigned as Chief Executive Officer in January 2009, but continues to serve as President.
There is no family relationship between or among any of the executive officers or directors.
James P. Panek
Mr. Panek has served as our President since January 2007 and was named Principal Financial Officer in May 2008. He previously served as our Chief Executive Officer from January 2007 to January 2009, Executive Vice President since September 2006 and Senior Vice President, Manufacturing Operations, since February 2002. From 1982 to 2001, Mr. Panek served in various capacities with Genentech, including Senior Vice President, Product Operations, and Vice President, Manufacturing, Engineering and Facilities, where he led the development of the world’s largest biotechnology manufacturing facility and was responsible for all operations involved in supplying products for preclinical, clinical, and commercial use. Mr. Panek led the development of manufacturing facilities that enabled FDA approval and launch of recombinant products to treat pediatric growth hormone deficiency (Nutropin Depot® and Protropin®), heart attack (TNKase™), non-Hodgkin’s lymphoma (Rituxan® ) and breast cancer (Herceptin®). Mr. Panek was also responsible for the purification of Genentech’s human pharmaceuticals for clinical and commercial use, and led the successful start-up and licensure of operations for purification of Activase®, the first large-scale cell culture product approved by the FDA. Prior to joining Genentech, Mr. Panek spent six years with Eli Lilly in a variety of engineering and development positions. Mr. Panek received a B.S. and an M.S. in chemical engineering from the University of Michigan.
Directors
The members of the board of directors of the Company as of December 31, 2008 are as follows:

			Director
Name of Director	Age	Principal Occupation	Since

James P. Panek (1)	55	President and Chief Executive Officer	2007

Franklin M. Berger, CFA	58	Independent Biotechnology Analyst. Former Managing Director, Equity Research and Senior Biotechnology Analyst, J.P. Morgan	2003

Paul DeStefano	58	Principal in the Silicon Valley offices of Fish & Richardson	2008

Lori F. Rafield, Ph.D.	53	Consultant to both the biotechnology and device industries	2008

Kevin L. Reilly	65	Former President, Wyeth Vaccines and Nutrition	2005

(1)	Mr. Panek resigned as Chief Executive Officer in January 2009, but continues to serve as President and Director.
James P. Panek
See Mr. Panek’s biography under “Executive Officers” above.

Franklin M. Berger, CFA
Mr. Berger has served as a director since November 2003. Since 2003, Mr. Berger has served as an independent biotechnology analyst. From 1998 to 2003, Mr. Berger was a Managing Director, Equity Research and Senior Biotechnology Analyst for J. P. Morgan Securities, Inc. From 1997 to 1998, he served as a Director, Equity Research and Senior Biotechnology Analyst for Salomon Smith Barney. From 1991 to 1997, he served as a Managing Director, Research and Biotechnology Analyst for Josephthal & Co. Mr. Berger serves on the board of directors of Thallion Pharmaceuticals, Inc., Seattle Genetics, Inc., and Isotechnika and is on the audit committees of Seattle Genetics, Inc. and Isotechnika. Mr. Berger received a B.A. in International Relations and an M.A. in International Economics from Johns Hopkins University and an M.B.A. from Harvard University.
Paul DeStefano
Mr. DeStefano has served as a director since May 2008. Mr. DeStefano has been a principal in the Silicon Valley offices of Fish & Richardson since 2003, specializing in IP and finance issues related to the biological sciences. He was previously the founding partner of the California offices of Pennie & Edmonds where he was a partner from 1992 to 2003. Mr. DeStefano was chief corporate counsel of Genentech, Inc. Mr. DeStefano has been a lecturer in biotechnology-related issues at Stanford School of Law, UC-Berkeley Boalt Hall School of Law, USF School of Law and Santa Clara School of Law, and was a visiting professor of philosophy at Dickinson College and Pennsylvania State University-Dickinson School of Law. He has a BA in philosophy from Dickinson College and the University of Vienna and a JD from the University of Southern California, and pursued an MA in international economics from the School of Advanced International Studies at Johns Hopkins University.
Lori F. Rafield, Ph.D .
Dr. Rafield has served as a director since May 2008. Since 2005, Dr. Rafield has served as a consultant to both the biotechnology and device industries working with entrepreneurs to create and finance companies with both institutional and strategic partners. Previously, from 1998 to 2005, Dr. Rafield was Managing Director at Apax Partners (formerly Patricof & Co. Ventures), where she was the head of healthcare and responsible for developing a diversified healthcare investment strategy for a $250MM healthcare portfolio within a $1 billion fund. While at Apax, she was predominantly focused on the creation of therapeutic product companies from pharmaceutical assets and resources which led to investments in Zymogenetics (Novo Nordisk), Affymax (GSK) and Aerovance (Bayer). Prior to that, from 1995 to 1997, she was an investment Principal at Robertson Stephens Early Stage Venture Fund and an Affiliate at Institutional Venture Partners from 1991 to 1995. Dr. Rafield held scientific research and management positions at Somatix Therapy Corp. from 1989 to 1991 and at Integrated Genetics, Inc. from 1986 to 1989 where she directed molecular biology efforts in the development and expression of recombinant proteins. She received a Ph.D. in 1981 in microbiology at University of Virginia Medical School, and was a Postdoctoral Fellow at Harvard Medical School.
Kevin L. Reilly
Mr. Reilly has served as a director since July 2005 and as Chairman since May 19, 2008. Since 2002, Mr. Reilly has served as a consultant and advisor to the biotechnology industry. From 1984 through 2002, he served at Wyeth Inc. in a variety of capacities including as the Chairman and President of Wyeth-Ayerst’s Canadian operations, Area Vice President for Wyeth’s Pacific Canada Group, Group Vice President of the Pacific Rim Group, President of Wyeth Nutritionals International and most recently, as the President of Wyeth Vaccines and Nutrition. Under his leadership, he directed the accelerated growth of Wyeth’s worldwide vaccine and nutritional business. From 1973 to 1984, Mr. Reilly served as Senior Vice President for Connaught Laboratories with primary responsibilities of export operations and strategic development Mr. Reilly currently serves on the board of directors of the Immune Response Corporation. He is also a Trustee of the Board for the Sabin Vaccine Institute. Mr. Reilly received his M.B.A. from York University in Toronto. He is also a graduate of the Advanced Management Program at the Harvard Business School.
Board of Directors meetings and committees
As required under Nasdaq listing standards, the Company’s independent directors meet in regularly scheduled executive sessions at which only independent directors are present. Persons interested in communicating with the independent directors regarding their concerns or issues may address correspondence to a particular director, or to the independent directors generally, in care of the Secretary, VaxGen, Inc. at 379 Oyster Point Boulevard, Suite 10, South San Francisco, California 94080. If no particular director is named, letters will be forwarded, depending on the subject matter, to the Chair of the Audit, Compensation, Nominating and Governance Committee, or Strategic Transactions Committee.
The board of directors met thirty-four (34) times during the fiscal year ended December 31, 2008. All incumbent directors attended at least 75% of the aggregate telephonic and in-person meetings of the board of directors and, with the exception of Mr. DeStefano’s attendance at meetings held by the Nominating and Governance Committee, 75% of the meetings held by all committees on which they served, held during the period for which they were directors or committee members, respectively.

The board of directors has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Strategic Transactions Committee The following table provides membership and meeting information for fiscal year 2008 for each of the committees of the Board of Directors:

Strategic
			Transactions				Nominating &
Name	Audit		(1)		Compensation		Governance
Franklin M. Berger, CFA	X	*			X		X
Randall L-W. Caudill, D. Phil. (2)	X				X
Paul DeStefano	X		X				X	*
Michel Greco (2)					X		X
Myron M. Levine, M.D. (2)							X
James P. Panek			X
Lori F. Rafield, PhD.			X	*	X	*
Kevin L. Reilly	X				X		X

Total meetings in fiscal year	13		**		8		7

*	Committee Chairperson

**	The Strategic Transactions Committee met informally on an ad hoc basis during 2008.

(1)	The Strategic Transactions Committee disbanded in November 2007 and was reconstituted in May 2008.

(2)	Effective May 19, 2008, Mr. Caudill, Mr. Greco and Dr. Levine resigned from the board of directors and the committees thereof to which each then-served as a member.
Below is a description of each committee of the board of directors. Each committee has the authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. Except as specifically described below, the board of directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company.
audit committee The Audit Committee oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; confers with management; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; evaluates the cooperation received by the independent auditors during their audit examination; monitors the rotation of the partners of the independent auditors on the Company’s audit engagement team; reviews the financial statements to be included in the Company’s Annual Report on Form 10-K; discusses with management and the independent auditors the results of the annual audit of the financial statements and the timely reviews of quarterly financial information; considers and adopts, if appropriate, a policy regarding employment of individuals formerly employed by the independent auditors; reviews and discusses with management and the independent auditors disclosures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s periodic reports filed with the Securities and Exchange Commission; reviews with management and independent auditors earnings press releases and financial information; reviews with management and the independent auditors the Company’s guidelines and policies regarding risk assessment and risk management, and steps taken by management to monitor and control risk exposure; reviews with management and the independent auditors any management or internal control letter issued or proposed to be issued by the independent auditors, as well as management’s response or any other written communication between the independent auditors and management; reviews with the independent auditors communications between representatives of such auditors and such auditors’ national office, regarding accounting or auditing issues; reviews with management and the independent auditors material conflicts or disagreements between management and the independent auditors regarding financial reporting, accounting practices or policies, and proposed resolutions of such conflicts or disagreements; considers and reviews with management correspondence with regulators or governmental agencies or published reports which raise material issues regarding the Company’s financial statements; reviews with counsel, management and the independent auditors significant regulatory, legal or accounting initiatives which impact the Company’s financial statements; reviews management’s efforts to ensure adherence to applicable laws, rules and the Company’s code of Conduct; investigates any matter brought to its attention if necessary or appropriate; prepares the report required by the SEC to be included in the Proxy Statement; annually reviews and reassesses the adequacy of the charter of the Audit Committee; and reports to the board of directors material issues that arise related to the quality or integrity of the Company’s financial statements, the performance of the independent auditors or other matters it deems appropriate and conducts an annual evaluation of its performance.

Three (3) directors comprise the current Audit Committee: Messrs. Berger, Reilly and DeStefano. The Audit Committee met thirteen (13) times during the fiscal year ended December 31, 2008. The Audit Committee has adopted a written charter that is available to stockholders on the Company’s website at www.vaxgen.com; however, information found on our website is not incorporated by reference into this annual report. The board of directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rules 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The board of directors has determined that Mr. Berger qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission, or SEC, rules. The board of directors made a qualitative assessment of Mr. Berger’s level of knowledge and experience based on a number of factors, including his formal education and experience as a research analyst employed by brokerage firms.
compensation committee The Compensation Committee reviews and approves the overall compensation strategy and oversees the Company’s compensation policies, plans and programs, and reviews and determines the compensation to be paid to the Company’s executive officers and directors. In addition, the Compensation Committee prepares and reviews a report included in the Company’s annual proxy statement in accordance with the SEC’s rules and regulations. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of the Company’s Chief Executive Officer; reviews and approves the compensation and other terms of employment of the Company’s Chief Executive Officer; reviews and approves changes in director and committee member compensation and director retirement policies; administers the Company’s stock option plan, 401(k) plan and other similar programs; reviews the individual and corporate performance goals and objectives of the Company’s executive officers, as defined in Section 16 of the Exchange Act, and determines and approves the compensation and other terms of employment for such executive officers; reviews, discusses and assesses its own performance at least annually; and periodically reviews and assesses the adequacy of the charter of the Compensation Committee and proposes changes to the board of directors.
The Compensation Committee also reviews with management the Company’s Compensation Discussion and Analysis and to consider whether to recommend that it be included in proxy statements and other filings. Three (3) directors comprise the current Compensation Committee: Messrs. Reilly and Berger and Dr. Rafield. All members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards). The Compensation Committee met eight (8) times during the fiscal year ended December 31, 2008. The Compensation Committee has adopted a written charter that is available to stockholders on the Company’s website at www.vaxgen.com; however, information found on our website is not incorporated by reference into this annual report.
nominating and governance committee The Nominating and Governance Committee is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the board of directors); selecting and recommending to the board of directors candidates for election to the board of directors; reviewing and making recommendations to the board of directors regarding the membership of the committees of the board of directors; reviewing and investigating conduct alleged to be in violation of the Company’s Code of Business Conduct and Ethics; reviewing and recommending changes to the Company’s Bylaws; reviewing and assessing the Company’s processes and procedures of providing information to the board of directors and its Committees; developing a set of corporate governance principles for the Company; reviewing, discussing and assessing performance of the board of directors and its Committees; annually recommending to the board of directors chairmanship and membership of each committee; reviewing with the CEO plans for succession to the office of the Company’s CEO and making recommendations to the board of directors with respect to selection of an appropriate successor; and annually reviewing, discussing and assessing its own performance and periodically reviewing and assessing the adequacy of the charter of the Nominating Committee. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website at www.vaxgen.com; however, information found on our website is not incorporated by reference into this annual report. Three directors comprise the current Nominating Committee: Messrs. Berger, DeStefano and Reilly. All members of the Nominating Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards). The Nominating Committee met seven (7) times during the fiscal year ended December 31, 2008.
The Nominating Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements and having the highest personal integrity and ethics. The Nominating Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, possessing relevant experience in and knowledge of the biotechnology industry, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Nominating Committee reserves the right to modify these qualifications from time to time. The Nominating Committee uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the board of directors. The Nominating

Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the board of directors by majority vote. To date, the Nominating Committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates. The Nominating Committee will consider director candidates recommended by stockholders. The Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating Committee to become nominees for election to the board of directors may do so by delivering a written recommendation to the Nominating and Governance Committee at the following address: 379 Oyster Point Boulevard, Suite 10, South San Francisco, California, 94080, at least 120 days prior to the anniversary date of the mailing of the Company’s proxy statement for the last Annual Meeting of Stockholders or, if the date of the Annual Meeting of Stockholders has changed by more than 30 days from the prior year, then within a reasonable amount of time. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of the Company’s stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.
strategic transactions committee
The Strategic Transactions Committee is responsible for identifying, reviewing and evaluating potential strategic transactions and alternatives thereto, in cooperation and consultation with the Company’s advisors, and making recommendations to the board of directors with regard to strategic transactions. Other than Mr. Panek, all members of the Strategic Transactions Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards). Three directors comprise the Strategic Transactions Committee: Dr. Rafield and Messrs. DeStefano and Panek. The Strategic Transaction Committee met informally on an ad hoc basis during 2008.
Code of Ethics
The Company has adopted the VaxGen, Inc. Code of Business Conduct and Ethics, as revised, or Code, consolidating and restating the formerly separate Code of Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, and “Whistle-Blowing” and Complaint Policy. This Code applies to all officers, directors and employees. The Code is available on our website at www.vaxgen.com; however, information found on our website is not incorporated by reference into this annual report. If the Company makes any substantive amendments to the Code or grants any waiver from a provision of the Code to any executive officer or director, the Company intends to promptly disclose the nature of the amendment or waiver on its website.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2008, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, with the exception of a Form 4 filed by Paul DeStefano which initially omitted certain securities and was subsequently amended to include such securities.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The Company’s executive compensation program is intended to align executive goals and rewards with the Company and stockholder goals and progress. This description of compensation policies and practices applies to the Company’s President and former Chief Executive Officer, former Senior Vice President, Finance and Administration and Chief Financial Officer, and former Vice President of Corporate and Business Development, who are collectively referred to as the Named Executive Officers or NEOs.
Role of our Compensation Committee
The Compensation Committee acts on behalf of the board of directors in fulfilling the board of directors’ responsibilities to oversee the Company’s compensation policies, plans and programs, and to review and determine the compensation to be paid to the Company’s executive officers and directors; compensation includes salary, bonuses, perquisites, equity incentives, severance arrangements, retirement benefits and other related benefits and benefit plans. The Compensation Committee is composed entirely of non-employee directors.

Historically, the Compensation Committee has evaluated corporate performance objectives and made or proposed adjustments to annual compensation and determined bonus and equity awards at one or more meetings held during the first quarter of the year or at the end of the preceding year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the evaluation of performance objectives and the determination of compensation levels. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which proposes to the board of directors adjustments to his compensation as well as awards to be granted.
Compensation Program Objectives
The Company’s executive compensation program is designed to achieve the following objectives:
•	attract and retain talented and experienced executives in an extremely competitive labor market of biotechnology companies located in Northern California;
•	motivate and reward key contributors whose knowledge, skills and performance are critical to growing our business and advancing our programs;
•	provide a compensation package that includes performance-based rewards and aligns rewards with accomplishment of objectives;
•	provide performance-based rewards for the accomplishment of planned Company’s and/or individual’s achievement of goals;
•	ensure fairness among the executive management team by recognizing the contributions each executive makes to the Company’s progress and achievement of corporate goals; and
•	foster teamwork and a shared commitment among executives to overall corporate progress by aligning the Company’s and their individual goals.
Components of the Executive Compensation Program
For 2008, the principal components of the Company’s executive compensation program consisted of:
•	base salary;
•	eligibility for an annual cash bonus;
•	eligibility for a special executive retention bonus timed to align with a strategic transaction;
•	equity incentives in the form of stock options;
•	severance protection; and
•	other components of executive compensation.
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

Stock Options. The Company grants stock options to its executives, as well as its employees, to provide long-term incentives that align the interests of its employees with the achievement of the Company’s long-term development programs and the interests of our stockholders over the long term. Given the time periods involved in biopharmaceutical development, the Company believes that these long-term incentives are critical to the Company’s success. The fair market value of our grants of equity awards is generally the closing price of our common stock on the effective date of approval of the grant by the board of directors or Compensation Committee.
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
The Company utilizes short-term compensation, including base salary and cash bonuses, to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, to meet competitive market conditions, and to motivate and reward key executives to perform. The Company may award annual performance bonuses of up to a percentage of the employee’s base salary depending upon achievement of annual goals and objectives. In 2008, the target bonus for each of the Named Executive Officers was up to 30% of base salary. In addition, equity incentives, through the grant of stock options, are designed to directly align interests of the executive officers with the interests of the stockholders over the long term and encourage the growth of stockholder value through upside potential. The Company addressed this through maintenance of equity ownership levels for the Chief Executive Officer consistent with market comparisons.
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
In 2008, the Compensation Committee did not use any formal benchmarking data or surveys to establish compensation levels, and instead generally relied upon publicly-available information regarding compensation levels of similar biotechnology and pharmaceutical companies in Northern California as well as its own general business knowledge to design compensation packages that it believes are competitive and provide appropriate reward opportunities for achieving high levels of performance, compared to those similar organizations in the marketplace. This approach applies to the Named Executive Officers and generally to all positions company-wide, except that individual pay may range substantially below or above those percentiles depending upon job function, scope of responsibility, individual performance and experience, skills, contribution, and market factors when, in the judgment of management and/or the Compensation Committee, as appropriate, the value of the individual’s experience, performance and specific skill set justifies variation. In this way, competitively superior pay is given to those who earn it. As a result, the greatest retention value has been invested in the strongest performers.
Performance and Compensation Process
At the beginning of each year, the board of directors in consultation with the Principal Executive Officer establishes corporate goals that it believes are the most significant objectives for the Company in the upcoming year and that are critical to the success of the Company in the short and long term. These corporate goals normally include departmental, functional goals as well as project-based, cross-functional goals. These corporate goals typically include associated timelines and are normally reviewed and may be updated or adjusted by the board of directors in consultation with the Principal Executive Officer at mid- year, if determined appropriate. In 2008, the corporate goals primarily revolved around an anticipated strategic transaction, divestment of the Company’s manufacturing facility, and conservation of cash. The Company does not disclose the specific target levels for its performance goals as they contain competitively sensitive information and are not material to an understanding of compensation awards to the Named Executive Officers.
The Compensation Committee considers actual results against the specific deliverables associated with the corporate goals, the extent to which each goal was a significant stretch goal for the organization, whether significant unforeseen obstacles or favorable circumstances altered the expected difficulty of achieving the desired results, and the extent to which economic assumptions underlying the performance targets were accurate. The corporate goals established by the board of directors in 2008 were intended to be moderately difficult to achieve. In reviewing performance against these “stretch” goals, the Compensation Committee realized that the achievement of the planned performance would be very difficult. Final determinations in regards to achievement of corporate goals for any given year are typically made at Compensation Committee meetings in the following year.

The Chief Executive Officer’s performance is evaluated solely against achievement of the corporate goals, while the other Named Executive Officers’ performance is evaluated based 50% on the achievement of corporate goals and 50% upon achievement of specific individual goals related to the executive officers’ functional responsibilities. At the end of each year, the Chief Executive Officer and the other Named Executive Officers typically prepare a written self-assessment of their individual performance during the year, which is considered by their supervisor or in the case of the Chief Executive Officer, the Compensation Committee and the board of directors as part of the full assessment of performance. For the other Named Executive Officers, the Chief Executive Officer presents to the Compensation Committee management’s assessment of each named executive officer’s performance during the year, including the level of achievement of such individual’s specific goals and a summary of the accomplishments in the related functional area of responsibility, including mitigating factors in some cases and/or areas of significant accomplishment not anticipated in the goals. The Compensation Committee reviews and assesses the achievement of the corporate goals and, to the extent applicable, the individual accomplishments of the Named Executive Officers, in formulating annual compensation recommendations to the board of directors.
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
James P. Panek, President and former Chief Executive Officer
Actions for 2006
•	Base Salary. In July 2006, the board of directors approved a $16,110 increase in 2006 base salary to $284,608, retroactive to January 1, 2006, which represents a 6% increase from the prior year’s salary to provide for the estimated increase to maintain target market level compensation. In August 2006, the board of directors approved an additional $20,392 increase in 2006 base salary to $305,000, effective August 1, 2006, which represents an additional 7% increase in recognition of his promotion from Senior Vice President to Executive Vice President and the addition of new responsibilities.

•	Annual Performance Bonus. In February 2007, the board of directors awarded Mr. Panek a cash bonus of $45,750 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.
Actions for 2007
•	Base Salary. In January 2007, based on the recommendation of the Compensation Committee and in recognition of his promotion to the position of President and Chief Executive Officer, the board of directors approved an $85,000 increase in 2007 base salary to $390,000 effective January 1, 2007, which represents a 28% increase from the prior year’s salary.

•	Equity Incentives. In February 2007, the Compensation Committee granted Mr. Panek stock options exercisable for 120,000 shares with an exercise price of $2.23 per share in recognition of his promotion to President and Chief Executive Officer following Dr. Gordon’s resignation in January 2007 as well as his performance for 2006. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Also, in February 2007, the Compensation Committee awarded Mr. Panek stock options exercisable for 60,000, 60,000 and 60,000 shares each with an exercise price of $2.23 per share in lieu of annual grants in 2004, 2005 and 2006, respectively. These options were granted with effective vesting from March 1 of the respective year. Thus, the 2004, 2005 and 2006 grants were vested 75%, 50% and 25%, respectively, on the grant date of February 7, 2007 with the remaining balances vesting monthly over their respective remaining terms. Additionally, in February 2007, the board of directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Mr. Panek elected to participate and received 40,000 new options in exchange for 160,000 old options, a reduction of 120,000 options. In February 2007, Mr. Panek also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.

•	Annual Performance Bonus. In 2008, the board of directors awarded Mr. Panek a cash bonus of $19,500 related to 2007 performance, representing 5% of his 2007 base salary.

Actions for 2008
•	Annual Performance Bonus. In 2009, the board of directors awarded Mr. Panek a cash bonus of $58,500 related to 2008 performance, representing 15% of his 2008 base salary.
Matthew J. Pfeffer, Former Senior Vice President, Finance and Administration and Chief Financial Officer
Actions for 2006
•	Base Salary and Equity Incentives. Mr. Pfeffer joined the Company in March 2006 with a base salary of $275,000 and received a new hire grant for stock options exercisable for 120,000 shares with an exercise price of $8.58 per share. The stock options vest 25% upon Mr. Pfeffer’s completion of one (1) year of service on March 30, 2007 and the remaining balance of the stock options vest in 36 equal monthly installments over the ensuing three (3) year period.

•	Annual Performance Bonus. In February 2007, the board of directors awarded Mr. Pfeffer a cash bonus of $41,250 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.
Actions for 2007
•	Base Salary. In January 2007, based on the recommendation of the Compensation Committee, the board of directors approved a $25,000 increase in 2007 base salary to $300,000 effective January 1, 2007, which represents a 9% increase from the prior year’s salary.

•	Equity Incentives. In February 2007, the Compensation Committee granted Mr. Pfeffer stock options exercisable for 90,000 shares with an exercise price of $2.23 per share. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Additionally, in February 2007, the board of directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Mr. Pfeffer elected to participate and received 30,000 new options in exchange for 120,000 old options, a reduction of 90,000 options. In February 2007, Mr. Pfeffer also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.

•	Annual Performance Bonus. In 2008, the board of directors awarded Mr. Pfeffer a cash bonus of $45,000 related to 2007 performance (based solely upon achievement of his individual goals) representing 15% of his 2007 base salary.
Actions for 2008
•	Mr. Pfeffer resigned from the Company in April 2008. See footnote to Potential Payments upon Termination or Change in Control table below for actions taken in 2008 regarding termination payments to Mr. Pfeffer.
Piers C. Whitehead, Former Vice President, Corporate and Business Development
Actions for 2006
•	Base Salary. In July 2006, the board of directors approved an $11,577 increase in 2006 base salary to $268,827, retroactive to January 1, 2006, which represents a 5% increase from the prior year’s salary to provide for the estimated increase to maintain target market level compensation.

•	Annual Performance Bonus. In February 2007, the board of directors awarded Mr. Whitehead a cash bonus of $40,324 related to 2006 performance (based solely upon achievement of his individual goals) representing 15% of his 2006 base salary.

Actions for 2007
•	Base Salary. In January 2007, based on the recommendation of the Compensation Committee, the board of directors approved an $11,173 increase in 2007 base salary to $280,000 effective January 1, 2007, which represents a 4% increase from the prior year’s salary.

•	Equity Incentives. In February 2007, the Compensation Committee granted Mr. Whitehead stock options exercisable for 45,000 shares with an exercise price of $2.23 per share. The stock options vest in 48 equal monthly installments over the four (4) year period beginning on February 12, 2007. Also, in February 2007, the Compensation Committee awarded Mr. Whitehead stock options exercisable for 45,000, 45,000 and 45,000 shares, respectively, each with an exercise price of $2.23 per share in lieu of annual grants in 2004, 2005 and 2006, respectively. These options were granted with effective vesting from March 1 of the respective year. Thus, the 2004, 2005 and 2006 grants were vested 75%, 50% and 25%, respectively, on the grant date of February 7, 2007 with the remaining balances vesting monthly over their respective remaining terms. Additionally, in February 2007, the board of directors implemented an option exchange program allowing current executive officers, at their election, to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange. Mr. Whitehead elected to participate and received 36,250 new options in exchange for 145,000 old options, a reduction of 108,750 options. In February 2007, Mr. Whitehead also received retention incentives in the form of stock options and potential retention bonus payments as more fully described under “Executive Retention Program” below.

•	Annual Performance Bonus. In 2008, the board of directors awarded Mr. Whitehead a cash bonus of $28,000 related to 2007 performance (based solely upon achievement of his individual goals) representing 10% of his 2007 base salary.
Actions for 2008
•	Mr. Whitehead resigned from the Company in August 2008. See footnote to Potential Payments upon Termination or Change in Control table below for actions taken in 2008 regarding termination payments to Mr. Whitehead.
Equity Grant Practices
Our equity grant date practices require that stock options and other equity compensation have prices determined based on the fair market value on the date of grant. The fair market value of our grants of equity awards is the closing price of our common stock on the effective date of approval of the grant by the board of directors or Compensation Committee. In February 2006, the board of directors authorized a modification to options held by employees who left the Company such that they would be permitted to exercise their options up to 90 days after the date the Company becomes listed on a national stock exchange or the date on which the Company is able to issue new registered shares of common stock. The Company issues new shares upon the exercise of options. Such modification also applies to the executive officers of the Company.
Option Exchange Program
In February 2007, the board of directors implemented an option exchange program in which current executive officers were able to exchange all of their existing stock options for new options, at a ratio of one (1) new option share for each four (4) exchanged option shares, with vesting re-starting as of the date of the exchange, and the exercise price of the new options equal $2.23 per share, the fair market value of one share of our common stock on February 7, 2007. All eligible executive officers elected to participate in the program.
Executive Retention Program
In February 2007, the board of directors, at the recommendation of its Compensation Committee, adopted an executive retention program. The board of directors determined that it was imperative to retain the Company’s current executives to negotiate and execute any potential transaction that was in the best interests of stockholders. The retention program consists of a special stock option award and conditional cash payments.
Special retention stock option awards were granted to the Company’s current executives with a vesting commencement date of February 12, 2007 with an exercise price of $2.23, the closing market price of the Company’s common stock on that date. Each option award vests monthly on a pro-rata basis over a 48-month period in accordance with the Company’s normal option vesting policy.

The respective awards are as shown below:

Number
of
Name	Shares
James P. Panek	200,000
Matthew J. Pfeffer	200,000
Piers C. Whitehead	100,000
The cash retention bonus payments under the retention program comprises two parts, each dependent upon the executive remaining a regular full-time employee of the Company in good standing at the time the condition is met. In addition, the second of the two retention bonus payments of the same amount would be made only to the extent its amount exceeds the intrinsic value of the then exercisable special retention stock options awarded under this program. The first payments under this program were made in July 2007 and the second and final payments in the amounts shown were made in 2008.
The total amount of the retention bonuses are shown below:

Retention
Bonus
Name	Payments
James P. Panek	$156,000
Matthew J. Pfeffer	$120,000
Piers C. Whitehead	$112,000
Employment Agreements
In September 2006, the Company entered into an Amended and Restated Employment Agreement, as amended in March 2008, or Amended Agreements, with each of its then-current executive officers. The Amended Agreements replaced and superseded any prior employment agreement between each such executive and VaxGen. Both the prior agreements and the Amended Agreements entitled the Company’s executive officers to similar amounts of benefits. In addition, as per both the Amended Agreement and previous employment agreements, each executive is eligible, subject to the discretion of VaxGen’s board of directors, to receive an annual performance bonus of up to 30 percent of his annual base salary (the “Performance Bonus”).
Pursuant to the Amended Agreement, each executive’s employment relationship is at-will. As such, each executive’s employment and/or the Amended Agreement may be terminated with or without cause and with or without advance notice, at any time by either executive or by VaxGen. If an executive’s employment with VaxGen is terminated without cause, or the executive resigns due to reason(s) defined in the Amended Agreement as Good Reason Resignation, or Good Reason, the executive would be entitled to receive as severance a lump sum payment of ninety-nine percent (99%) of 12 months of his base salary as then in effect, less standard withholdings and deductions, and all of the executive’s outstanding unvested stock options or other equity awards would be accelerated and become immediately exercisable. If an executive’s employment is terminated without cause or if he resigns for Good Reason within 13 months of a change of control, as defined in the Amended Agreement, then in addition to the benefits described in the previous sentence, the executive will also be eligible to receive a bonus payment equal to up to 30 percent of his salary on a prorated basis, provided that such bonus payment was not already paid for the year of termination (the “Change of Control Bonus”).
Good Reason Resignation includes resignation due to (1) a material breach of any of the terms of the Amended Agreement by the Company which causes material harm to the executive and which continues to be unresolved after 30 days; (2) demotion of the executive; (3) a significant relocation of the executive’s place of work; or (4) a reduction of the executive’s salary.
Under the terms of the Amended Agreement, each of the executives also entered into an indemnity agreement with VaxGen. The indemnity agreement provides, among other things, that VaxGen will indemnify the executive, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings to which he is or may be made a party by reason of his position as a director, officer, employee or other agent of VaxGen, and otherwise to the fullest extent permitted under Delaware law and VaxGen’s bylaws. VaxGen has also entered into this form of indemnity agreement with its current directors, and intends to enter into this indemnity agreement with its future directors and executive officers.
In January 2009, the Company entered into an Amended and Restated Executive Employment Agreement with Mr. Panek, or the Panek Agreement, which superseded and replaced his Amended Agreement. Under the Panek Agreement, in contrast to his Amended Agreement, Mr. Panek is not eligible for the Annual Performance Bonus and the Change of Control Bonus. Consistent with his Amended Agreement, if Mr. Panek’s employment with VaxGen is terminated without cause, or if he resigns for Good Reason, as defined in the Panek Agreement, Mr. Panek would be entitled to receive as severance a lump sum payment of $193,050, less standard withholdings and deductions, and all of Mr. Panek’s outstanding unvested stock options or other equity awards would be accelerated and become immediately exercisable. In consideration of Mr. Panek’s agreement to forego certain severance benefits of $386,100 provided for under his Amended Agreement as a result of his reduction in time commitment to VaxGen and commensurate reduction in base salary effective February 2009, the Panek Agreement provides for a one-time cash payment to Mr. Panek in the amount of $193,050.

Defined Contribution Plans
At the beginning of 2008, we had a 401(k) Retirement Plan, as amended, or 401(k) Plan, which covered substantially all full-time employees, including executive officers of the Company. The 401(k) Plan permitted eligible employees to defer a percentage of their annual compensation, subject to certain limitations imposed by the Code. We had the option to match a portion of employee contributions with Company common stock or cash. In 2008, plan participants were permitted to contribute up to 100% of their eligible annual compensation up to a specified maximum of $15,500; those aged 50 and older were permitted to make an additional catch-up deferral contribution up to $5,000. Plan participants who made contributions to the 401(k) Plan received matching contributions at the end of each quarter based on a pre-determined formula. In 2008, all of the NEOs participated in the 401(k) Plan.
In July 2008, we terminated the 401(k) Plan to reduce the financial and administrative impacts on the Company.
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
Perquisites
From time to time, the board of directors may grant perquisites to certain executive officers; however, no perquisites have been granted to any named executive officer in 2008 that aggregated $10,000 or more.

The following table shows compensation awarded to, paid to or earned by, the Company’s President and former Chief Executive Officer, Former Senior Vice President, Finance and Administration and Chief Financial Officer, and Former Vice President of Corporate and Business Development, who together are collectively referred to as the Named Executive Officers or NEOs, at December 31, 2008:
SUMMARY COMPENSATION TABLE

				Non-Equity
				Incentive		All Other
			Option	Plan		Annual
Name and Principal		Salary	Award	Compensation		Compensation		Total
Position	Year	($)	($)(5)	($)(4)		($)		($)
James P. Panek (1)	2008	390,000	209,782	58,500	(11)	9,100	(6)	667,382
President and Principal	2007	390,000	147,681	230,500	(12)	9,000	(6)	777,181
Executive and	2006	293,441	79,831	45,750	(13)	68,643	(7)	487,665
Financial Officer

Matthew J. Pfeffer (2)	2008	87,500	88,582	—		400,979	(8)	577,061
Former Senior Vice	2007	300,000	280,536	165,000	(14)	9,000	(6)	754,536
President, Finance	2006	210,481	154,413	41,250	(13)	8,419	(6)	414,563
and Administration and Chief Financial Officer

Piers C. Whitehead (3)	2008	160,417	75,529	—		377,737	(9)	613,683
Former Vice President,	2007	280,000	60,836	195,000	(15)	9,000	(6)	544,836
Corporate and	2006	268,827	80,461	40,324	(13)	53,256	(10)	442,868
Business Development

(1)	Mr. Panek resigned as Chief Executive Officer in January 2009, but continues to serve as President.

(2)	Mr. Pfeffer’s employment with the Company terminated in April 2008.

(3)	Mr. Whitehead’s employment with the Company terminated in August 2008.

(4)	Includes an annual performance bonus for 2008 that was approved and paid in 2009, retention bonuses approved in 2007, annual performance bonuses for 2006 and 2005 that were approved and paid in February 2007, and annual performance bonuses for 2007 that were awarded in 2008, as applicable.

(5)	This relates to the compensation cost we recognized in 2008 and 2007 on stock options granted in 2008 and 2007 and in prior years. Please see Note 2, Summary of Significant Accounting Policies and Note 11, Stock Options and Warrants in the Notes to Consolidated Financial Statements in this annual report for our accounting policy regarding FAS 123R and our valuation of option awards, respectively, in accordance with FAS 123R. At December 31, 2008, the market price of the Company’s common stock was less than the exercise price of all outstanding options.

(6)	Includes 401(k) Plan Company matching contributions.

(7)	Includes $8,800 in 401(k) Plan Company matching contributions and a $59,843 payment under the terminated 2001 Employee Stock Purchase Plan, or the 2001 Purchase Plan.

(8)	Includes $347,000 in severance, $50,479 in paid-time-off payout and $3,500 in 401(k) Plan Company matching contributions.

(9)	Includes $323,867 in severance, $45,030 in paid-time-off payout, $3,007 in COBRA health care continuation and $5,833 in 401(k) Plan Company matching contributions.

(10)	Includes $8,800 in 401(k) Plan Company matching contributions and a $44,456 payment under the terminated 2001 Purchase Plan.

(11)	Represents an annual performance bonus for 2008 that was paid in 2009.

(12)	Represents a $78,000 retention bonus paid in 2007, a $78,000 retention bonus paid in 2008, a $55,000 annual performance bonus for 2005 that was paid in 2007, and a $19,500 annual performance bonus for 2007 that was paid in 2008.

(13)	Represents an annual performance bonus for 2006 that was paid in 2007.

(14)	Represents a $60,000 retention bonus paid in 2007, a $60,000 retention bonus paid in 2008, and a $45,000 annual performance bonus for 2007 that was paid in 2008.

(15)	Represents a $56,000 retention bonus paid in 2007, a $56,000 retention bonus paid in 2008, a $55,000 annual performance bonus for 2005 that was paid in 2007, and a $28,000 annual performance bonus for 2007 that was paid in 2008.
No grants of plan-based awards to the NEOs occurred for the year ended December 31, 2008. No NEOs exercised any option during the year ended December 31, 2008. No NEOs acquired or vested in a stock award during the year ended December 31, 2008.
The following table provides certain information concerning each unexercised stock option held by the NEOs as of December 31, 2008.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option
		Options	Options	Exercise	Option
Name and Principal	Grant	(#)	(#)	Price	Expiration
Position	Date	Exercisable	Unexercisable	($)	Date
James P. Panek President and Former Chief Executive Officer	2/7/2007	324,998	215,002	2.23	2/12/2017	(1)

(1)	Each option award vests monthly on a pro-rata basis over a 48-month period following the vesting commencement date of February 12, 2007, in accordance with the Company’s normal option vesting policy.
Termination or Change in Control
Pursuant to the Amended Agreements in effect on December 31, 2008, each executive’s employment relationship is at-will. As such, each executive’s employment and/or the Amended Agreement may be terminated with or without cause and with or without advance notice, at any time by either the executive or by VaxGen. If an executive’s employment with VaxGen is terminated without cause or the executive resigns for Good Reason, the executive would be entitled to receive as severance a lump sum payment of 99% of 12 months of his base salary as then in effect, less standard withholdings and deductions, and all of the executive’s outstanding unvested stock options or other equity awards would be accelerated and become immediately exercisable. If an executive’s employment is terminated without cause or if he resigns for Good Reason within 13 months of a change of control, as defined in the Amended Agreements, then in addition to the benefits described in the previous sentence, the executive will also be eligible to receive the Change of Control Bonus. To receive such benefits, the executive must execute a general release of claims against the Company.

Pursuant to the Severance Benefit Plan eligible officers receive: (a) salary continuation equal to two months of the employees’ base salary; and (b) full payment of the officers’ COBRA premiums for two months following termination, in addition to any severance benefits such officers are entitled to pursuant to other agreements they have entered into with the Company. Upon termination, Mr. Pfeffer and Mr. Whitehead received under the Severance Benefit plan, $50,000 and $49,674, respectively. These amounts are included in the Actual Payments Upon Termination table below.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AT DECEMBER 31, 2008

		Termination
		without Cause
		by the
	Termination	Company or
	without Cause	Good Reason
	by the	Resignation
	Company or	(in connection
	Good Reason	with a Change
	Resignation	in Control)
Name and Principal Position	($)(1)	($)(1)
James P. Panek, President and Former Chief Executive Officer (5)
Base salary (2)	390,000	390,000
Vesting acceleration (3)	370,685	370,685
Pro-rated bonus (4)	—	117,000

	760,685	877,685

ACTUAL PAYMENTS UPON TERMINATION

Matthew J. Pfeffer, Former Senior Vice President, Finance and Administration and CFO (6)
Base salary	347,000	—
Vesting acceleration (3)	823,363	—
Pro-rated bonus	—
Other	50,479	—

	1,220,842	—

Piers C. Whitehead, Former Vice President, Corporate and Business Development (7)
Base salary	323,867	—
Vesting acceleration (3)	203,276	—
Pro-rated bonus		—
Other	48,037	—

	575,180	—

(1)	Amounts shown for potential payments assume the triggering event took place on the last business day of VaxGen’s last completed fiscal year, December 31, 2008. On that date, the closing price of the Company’s common stock was $0.43.

(2)	Severance pay equal to 12 months of base salary.

(3)	Compensation charge to the Company resulting from the accelerated vesting of unvested stock options.

(4)	Maximum potential “pro-rated bonus” for which the executive may be eligible if he resigns for Good Reason or if he is terminated without cause 13 months after a Change in Control.

(5)	In January 2009, Mr. Panek and the Company entered into the Panek Agreement. In accordance with such agreement, Mr. Panek was paid a one-time cash payment of $193,050 in consideration for his agreement to forego severance benefits in the amount of $386,100 as a result of his reduced time commitment and commensurate reduction in base salary, effective February 2009. Pursuant to the Panek Agreement, if Mr. Panek is terminated without cause, or resigns for good reason, he will be entitled to receive a lump sum severance of $193,050.

(6)	Mr. Pfeffer was terminated without cause in April 2008. In April 2008, Mr. Pfeffer entered into a separation agreement pursuant to which he granted a release in favor of VaxGen. In accordance with his Amended Agreement and this separation agreement, Mr. Pfeffer received total severance compensation of $1,220,842 consisting of his base salary for fourteen months of $347,000; vesting acceleration of $823,363 for his then-unvested shares (consisting of 226,667 shares with an exercise price of $2.23 per share); and accrued paid-time-off benefits of $50,479.

(7)	Mr. Whitehead was terminated without cause in August 2008. In August 2008, Mr. Whitehead entered into a separation agreement pursuant to which he granted a release in favor of VaxGen. In accordance with his Amended Agreement and this separation agreement, Mr. Whitehead received total severance compensation of $575,180 consisting of his base salary for fourteen months of $323,867; vesting acceleration of $203,276 for his then-unvested shares (consisting of 135,782 shares with an exercise price of $2.23 per share); accrued paid-time-off benefits of $45,030; and $3,007 of COBRA health care continuation, paid by VaxGen through September 30, 2008.
Compensation of Directors
Effective May 19, 2008, each member of the board of directors who is not the chairperson receives a $25,000 annual retainer, and the chairperson of the board of directors receives $50,000 annual retainer. The chairpersons of the Audit Committee, Compensation Committee and Nominating and Governance Committee receive a $15,000, $10,000 and $5,000 annual retainer, respectively. Each member, who is not the chairperson, of the Audit Committee, Compensation Committee and Nominating and Governance Committee receives an additional $7,500, $5,000 and $2,500 annual retainer, respectively.
With respect to the Strategic Transactions Committee, effective May 19, 2008, Dr. Rafield was entitled to receive $20,000 per month, Mr. DeStefano was entitled to receive $15,000 per month and Mr. Panek was not and is not entitled to any compensation. However, effective August 5, 2008, the monthly compensation payable to Dr. Rafield was increased to $32,000 per month, in recognition of her appointment to chairperson of the committee, and, effective September 29, 2008, the monthly compensation payable to Mr. DeStefano was increased to $27,000 per month. The members of the board of directors are also eligible for reimbursement for their expenses incurred in attending meetings of the board of directors in accordance with Company policy.
Each non-employee director of the Company is also eligible to receive stock option grants under the 1998 Director Stock Option Plan, or Director Plan. Only non-employee directors of the Company are eligible to receive options under the Director Plan. Options granted under the Director Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code. In 2008, two directors received initial option grants of 30,000 options, as they had joined the board of directors in 2008, and the two other non-employee directors received annual grants of 17,500 options. These options vest monthly over four years from the grant date. For the year ended December 31, 2008, no options had been exercised under the Director Plan.
The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the year ended December 31, 2008:
DIRECTOR COMPENSATION FOR FISCAL YEAR 2008

	Fees Earned
	or Paid in	Option
	Cash	Awards		Total
Name of Director	($)	($)(1)(2)		($)
Franklin M. Berger, CFA	44,625	17,196	(4)	61,821
Randall L-W. Caudill, D. Phil. (3)	24,132	6,648	(5)	30,780
Paul DeStefano	177,375	2,306	(6)	179,681
Michel Greco (3)	13,514	6,648	(5)	20,162
Myron M. Levine, M.D. (3)	10,618	28,200	(7)	38,818
Lori F. Rafield, Ph.D.	229,583	2,306	(6)	231,889
Kevin Reilly	56,375	22,857	(8)	79,232

(1)	This relates to the compensation cost we recognized in 2008 on stock options granted in 2008 and prior years. Please see Note 2, Summary of Significant Accounting Policies and Note 11, Stock Options and Warrants, elsewhere in this Annual Report for our accounting policy regarding FAS 123R and our valuation of option awards, respectively, in accordance with FAS 123R.

(2)	Includes the following stock options outstanding at December 31, 2008: Mr. Berger — 52,500 shares; Mr. DeStefano — 30,000 shares; Dr. Rafield — 30,000 shares; Mr. Reilly — 65,000 shares.

(3)	Effective May 19, 2008, Mr. Caudill, Mr. Greco and Dr. Levine resigned from the board of directors.

(4)	Reflects the compensation costs we recognized in 2008 for option grants with a fair value as of the grant date as follows: (a) $63,273 for a stock option to purchase 35,000 shares of common stock granted on February 12, 2007 at an exercise price of $2.23 per share; and (b) $9,587 for a stock option to purchase 17,500 shares of common stock granted on June 9, 2008 at an exercise price of $0.68.

(5)	Reflects the compensation costs we recognized in 2008 for a stock option grant to purchase 35,000 shares of common stock made on February 12, 2007 at an exercise price of $2.23 per share, with a fair value as of the grant date of $63,273.

(6)	Reflects the compensation costs we recognized in 2008 for a stock option grant to purchase 30,000 shares of common stock made on June 9, 2008 at an exercise price of $0.68, with a fair value as of the grant date of $16,434.

(7)	Reflects the compensation costs we recognized in 2008 for option grants with a fair value as of the grant date as follows: (a) $280,017 for a stock option to purchase 30,000 shares of common stock granted on October 21, 2004 at an exercise price of $12.27 per share; and (b) $63,273 for a stock option to purchase 35,000 shares of common stock granted on February 12, 2007 at an exercise price of $2.23 per share.

(8)	Reflects the compensation costs we recognized in 2008 for option grants with a fair value as of the grant date as follows: (a) $85,871 for a stock option to purchase 47,500 shares of common stock granted on February 12, 2007 at an exercise price of $2.23 per share; and (b) $9,587 for a stock option to purchase 17,500 shares of common stock granted on June 9, 2008 at an exercise price of $0.68.
Compensation Committee Interlocks and Insider Participation
Messrs. Berger, Caudill, Greco, and Reilly and Dr. Rafield served as members of our Compensation Committee during 2008. None of the members of our Compensation Committee was, at any time since our formation, an officer or employee of VaxGen. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, our Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
COMPENSATION COMMITTEE
Franklin M. Berger
Lori F. Rafield, Chairperson
Kevin L. Reilly

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 27, 2009 by: (i) each director; (ii) the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise noted, the address for the person or entity listed in the table is c/o VaxGen, Inc., 379 Oyster Point Blvd., Suite 10, South San Francisco, California, 94080:
Beneficial Ownership (1)

	Number of	Percent of
Beneficial Owner	Shares	Total
Entities affiliated with Gruber & McBaine Capital Management, LLC, 50 Osgood Place, Penthouse, San Francisco, CA, 94133 (2)	6,328,565	18.9
Entities affiliated with QVT Financial LP, 1177 Avenue of the Americas, 9th Floor, New York, NY, 10036 (3)	2,548,356	7.6
Entities affiliated with Stonepine Capital Management, LLC., 220 Halleck Street, Suite 220, San Francisco, CA 94129 (4)	2,620,628	7.8
Entities affiliated with ROI Capital Management, Inc., 300 Drakes Landing Road, Suite 175, GreenBrae, CA 94904 (5)	1,819,300	5.4

Directors and Executive Officers
Franklin M. Berger, Director (6)	52,603	*
Paul DeStefano, Director (6) (7)	124,250	*
James P. Panek, President, Principal Executive and Financial Officer and Director (6)	381,676	1.1
Lori Rafield, Director (6)	6,250	*
Kevin Reilly, Director (6)	29,374	*
Matt J. Pfeffer, Former Senior Vice President, Finance and Administration and Chief Financial Officer (8)	20,000	*
Piers C. Whitehead, Former Vice President, Corporate and Business Development (8)	20,000	*

All executive officers and directors as a group (5 persons) (6)	594,153	1.8

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 33,106,523 shares outstanding on February 27, 2009 adjusted as required by rules promulgated by the SEC.

(2)	Gruber & McBaine Capital Management, LLC, or GMCM, is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the stock. Jon D. Gruber, or Gruber, and J. Patterson McBaine, or McBaine, are the Managers, controlling persons and portfolio managers of GMCM. Lagunitas Partners is an investment limited partnerships of which GMCM is the general partner.

(3)	QVT Financial LP, or QVT Financial, is the investment manager for the several funds, each a “Fund” and collectively, the “Funds,” which beneficially own an aggregate amount of 2,548,356 shares of Common Stock, consisting of 244,804 shares of Common Stock owned by Quintessence Fund L.P., 508,806 shares owned by QVT Associates LP, 1,205,309 shares owned by QVT Overseas II L.P., 501,004 shares owned by QVT Global II L.P. and 88,433 shares owned by Quintessence Global II L.P. QVT Financial has the power to direct the vote and disposition of the Common Stock held by each of the Funds. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 2,548,356 shares of Common Stock, consisting of the shares owned by each of the Funds.

(4)	Stonepine Capital Management LLC serves as an investment adviser for Stonepine Capital, L.P., a partnership which owns 2,021,000 shares. Timothy Patrick Lynch is the investment adviser representative of Stonepine Capital Management LLC and owns 599,628 shares. Stonepine Capital Management LLC may be deemed to be the beneficial owner of an aggregate amount of 2,620,628 shares of Common Stock.

(5)	ROI Capital Management, Inc (ROI) is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the stock. Mitchell J. Soboleski and Mark T. Boyer are the controlling persons of ROI. By reason of the provisions of Rule 13d-3 of the 1934 Act, each of ROI, Mr. Soboleski and Mr. Boyer may be deemed to own beneficially 1,819,300 Shares.

(6)	Includes options under the Company’s stock option plans potentially exercisable within 60 days of February 27, 2009 for the following number of shares: Mr. Berger — 52,603; Mr. DeStefano — 6,250; Mr. Panek — 362,498; Dr. Rafield — 6,250; Mr. Reilly — 29,374; and all current executive officers and directors as a group — 456,975 options.

(7)	Includes warrants to purchase 18,000 shares of common stock.

(8)	Mr. Pfeffer’s employment with the Company terminated in April 2008 and Mr. Whitehead’s employment with the Company terminated in August 2008.

Securities Authorized for Issuance under Equity Compensation Plans
The table below sets forth certain information with respect to our common stock which is authorized for issuance under our equity compensation plans, principally stock option plans as of December 31, 2008.

Number of
securities
	Number of		remaining
	securities to		available for
	be		issuance under
	issued upon		equity
	exercise of	Weighted-average	compensation
	outstanding	exercise price of	plans (excluding
	options,	outstanding	securities
	warrants and	options, warrants	reflected in
	rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,788,183	$7.09	7,035,218

Equity compensation plans not approved by security holders (1)	400,000	$14.90	150,000

Total	2,188,183	$8.52	7,185,218

(1)	In September 2001, VaxGen granted employment inducement stock options for 400,000 shares of VaxGen common stock outside the Plan to a newly hired executive with an exercise price of $14.90 per share. In October 2004, VaxGen granted stock options for 120,000 shares and 30,000 shares outside the approved plans to a new executive and director with an exercise price of $11.40 per share and $12.27 per share, respectively. These options were granted without stockholder approval, but pursuant to Nasdaq Marketplace Rules then applicable to VaxGen on terms that are substantially in accordance with VaxGen’s standard stock option terms. As of December 31, 2008, none of these stock options have been exercised or repurchased; however, 67,500 of these options were canceled during 2006 upon the termination of the executive to whom the options had been granted.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company did not enter into any related person transactions in which certain of the Company’s executive officers, directors or greater than five percent stockholders or any members of the immediate family of any of the foregoing had or have a direct or indirect material interest. All future related party transactions, including any loans from the Company to its employees, officers, directors, principal stockholders or affiliates, will be approved by a majority of the board of directors, including a majority of the independent and disinterested members of the board of directors or, if required by law, a majority of disinterested stockholders, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. In addition, our Code encourages employees to discuss any potential related-party transaction with our compliance officer and officers and directors to seek authorization from the Audit Committee.
Related-Person Transactions Policy
The Company has a written Related-Person Transactions Policy to establish the procedures for the identification, review, consideration and approval or ratification of transactions involving the Company and any Related Person (as defined below) by the Audit Committee of the board of directors or by such other committee of the board of directors as appropriate. This policy reinforces the Company’s Code in which these matters are addressed generally. The Nominating and Governance Committee is responsible for establishing this policy and, from time to time, will review and recommend to the board of directors any amendments to this policy.

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
Any proposed transaction that has been identified as a Related Person Transaction may be consummated or materially amended only after approval by the Audit Committee in accordance with the provisions of this policy. If for reasons of conflict of interest or other reasons, it is inappropriate for the Audit Committee to review the transaction, after taking into account possible recusals by Audit Committee members, the Related-Person Transaction shall be approved by another independent body of the board of directors. The approving body shall be referred to in this policy as the Committee.
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
Independence of Board of Directors
While the Company is not currently listed on a national securities exchange, it has used the listing standards of Nasdaq to evaluate the independence of its board of directors and the committees thereof. The Nasdaq listing standards require that a majority of the members of a listed company’s board of directors qualify as independent, as affirmatively determined by the board of directors. The board of directors consults with the Company’s counsel to ensure that the board of directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of independent, including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the board of directors affirmatively has determined that all of the Company’s directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Mr. Panek, the President of the Company.

Item 14. Principal Accountant Fees and Services
The following table represents aggregate fees billed to the Company for work performed during the years ended December 31, 2008 and 2007, by PricewaterhouseCoopers LLP, or PwC, the Company’s Independent Registered Public Accounting Firm during those years, respectively (in thousands):

	December 31,
	2008	2007
Audit fees (1)	$666	$2,653
Audit-related fees	—	—
Tax fees (2)	—	38
All other fees (3)	—	1

Total fees	$666	$2,692

(1)	Includes fees for services that normally would be provided by an independent registered public accounting firm in connection with regulatory filings. Also includes fees necessary to perform an audit or review in accordance with auditing standards generally accepted in the United States of America and fees for services that generally only the independent registered public accounting firm can reasonably provide. Audit fees billed to the Company by PwC for the year ended December 31, 2007 include amounts for work performed in 2007 related to the audit of the Company’s financial statements for the years ended December 31, 2007, 2006, 2005 and 2004, as well as fees for services provided in 2007 related to the filing of the Company’s registration statements on Forms S-1 and S-4.

(2)	Consists primarily of fees for the preparation of federal and state tax returns for certain expatriate employees.

(3)	Consists of fees for research software services.
Company policy requires the Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Management is responsible for reporting to the Audit Committee on a quarterly basis regarding expenditures for non-audit services made in accordance with this pre-approval. All audit and non-audit services were pre-approved in accordance with Company policy for the years ended December 31, 2008 and 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) (1) Financial Statements
(a) (2) Financial Statement Schedule
SCHEDULE II
VaxGen, Inc.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at			Balance at
	Beginning of			End of
	Year	Additions	Deductions	Year
Tax valuation allowance Year ended December 31:
2008	$79,355	$5,166	$—	$84,521
2007	$70,652	$8,703	$—	$79,355
2006	$81,487	$—	$(10,835)	$70,652
(a)(3) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registration Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

10.2	Form of 1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	Form of 1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10-Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10-Q	000-26483	5-15-02	10.36

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10-Q	000-26483	11-14-02	10.39

10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10-Q	000-26483	11-14-02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10-Q	000-26483	11-14-02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10-Q	000-26483	11-14-02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.43

10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10-Q	000-26483	11-14-02	10.46

10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10-Q	000-26483	11-19-03	10.47

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21-03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02-03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-27-04	10.58

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-17-04	99.1

10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004	10-K	0-26483	02-07-07	10.65

10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.66

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.67

10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.68

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.69

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

10.71	Form of 5 1/2 % Convertible Senior Subordinated Note due 2010.	8-K	0-26483	4-11-05	4.1

10.72	Indenture, dated April 5, 2005, between VaxGen and U.S. Bank National Association, as trustee.	8-K	0-26483	4-11-05	4.2

10.73	Form of Purchase Agreement between VaxGen and the purchasers of the 5 1/2 % Convertible Senior Subordinated Notes due 2010.	8-K	0-26483	4-11-05	10.1

10.74	Fifth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated April 14, 2005.	8-K	0-26483	4-21-05	10.1

10.76	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Nexol Co., Ltd.	8-K	0-26483	10-31-05	10.59

10.80	Contract No. HHSO100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K	0-26483	1-12-06	99.1

10.81	Form of Stock and Warrant Purchase Agreement entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.1

10.82	Form of Warrant issued by VaxGen, Inc. pursuant to the Stock and Warrant Purchase Agreements entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.2

10.83	Executive Employment Agreement between Matthew J. Pfeffer and VaxGen, Inc., dated March 28, 2006. +	8-K	0-26483	4-05-06	10.1

10.84	Modification #01 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated May 5, 2006.*	8-K	0-26483	5-11-06	10.1

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.85	Share Purchase Agreement, between Nexol Co., Ltd., Nexol Biotech Co., Ltd., Nexol Venture Capital Co., Ltd. and VaxGen, Inc., dated June 28, 2006.	8-K	0-26483	7-06-06	10.1

10.86	Form of Amended and Restated Executive Employment Agreement. +	8-K	0-26483	10-26-06	10.1

10.87	Form of Indemnity Agreement. +	8-K	0-26483	10-26-06	10.2

10.90	Modification #04 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated December 19, 2006.	8-K	0-26483	12-20-06	10.1

10.91	Termination Letter — Contract No. HHS01002005000001C (11/4/04) “Acquisition of rPA Anthrax Vaccine for the Strategic National Stockpile”	8-K	0-26483	12-20-06	99.1

10.93	Form of Addendum to Warrant to Purchase Shares of Common Stock, at an exercise price of $16.00 per share, dated December 22, 2006.	8-K	0-26483	12-27-06	10.1

10.94	Bonus, Stock Option Awards, Stock Option Exchange Program, and Retention Awards of Named Executive Officers.+	8-K	0-26843	02-13-07

10.95	Resignation Agreement between VaxGen, Inc. and Lance K. Gordon, Ph.D., dated February 6, 2007. +	10-Q	0-26843	09-20-07	10.3

10.96	Settlement Agreement by and between VaxGen, Inc., the Department of Health and Human Services and the National Institute of Allergy and Infectious Diseases, dated April 3, 2007.*	8-K	000-26843	04-05-07	10.1

10.97	Severance Benefit Plan, dated August 1, 2007.	8-K	000-26483	08-07-07	10.1

10.98	Sixth Amendment to Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated October 11, 2007.	8-K	0-26483	10-17-07	10.1

10.99	Loan Agreement, dated November 12, 2007, between VaxGen. Inc. and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	10.1

10.100	Note Repurchase Agreement, dated February 4, 2006, by and among VaxGen, Inc., Xmark Opportunity Fund, L.P. and Xmark Opportunity Fund, Ltd.	8-K	000-26483	2-8-2008	10.1

10.101	Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note, dated March 28, 2008, by and among VaxGen, Inc. and Raven biotechnologies, inc.	8-K	000-26483	3-28-2008	10.1

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.102	Form of Amendment to Executive Employment Agreement	8-K	000-26483	4-1-2008	10.1

10.103	Separation Agreement between VaxGen, Inc. and Matthew J. Pfeffer, dated April 7, 2008	10-Q	000-26483	5-14-2008	10.103

10.104	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +	10-Q	000-26483	11-10-2008	10.4

10.105	Note Repurchase Agreement, dated July 1, 2008, by and between VaxGen, Inc. and Alexandra Global Master Fund Ltd.	8-K	000-26483	7-8-2008	10.1

10.106	Amendment No. 1 to Note Repurchase Agreement, dated July 1, 2008 by and between Alexandra Global Master Fund Ltd. and VaxGen, Inc.	8-K	000-26483	7-8-2008	10.2

10.107	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Whitebox Convertible Arbitrage Partners, LP	8-K	000-26483	7-8-2008	10.3

10.108	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Guggenheim Portfolio Company XXXI, LLC	8-K	000-26483	7-8-2008	10.4

10.109	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and QVT Fund LP.	8-K	000-26483	7-24-2008	10.1

10.110	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Quintessence Fund L.P.	8-K	000-26483	7-24-2008	10.2

10.111	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Deutsche Bank AG London.	8-K	000-26483	7-24-2008	10.3

10.112	Note Repurchase Agreement, dated October 8, 2008, by and between VaxGen, Inc. and Quattro Fund, Ltd.	8-K	000-26483	10-10-2008	10.1

10.113	Note Repurchase Agreement, dated October 27, 2008, by and between VaxGen, Inc. and Drawbridge Special Opportunities Fund LP.	8-K	000-26483	10-30-2008	10.1

10.114	Amended and Restated Executive Employment Agreement for James P. Panek, effective February 1, 2009.	8-K	000-26483	1-29-2009	10.1

14.1	VaxGen, Inc. Code of Business Conduct and Ethics	8-K	0-26483	4-5-06	14.1

Incorporated by
Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
21.1	Subsidiaries	10-K	0-26483	8-30-07	21.1

24.1	Power of Attorney (included in the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X

*	Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VaxGen, Inc. (Registrant)
	By:	/s/ James P. Panek
James P. Panek
March 17, 2009		President (Principal Executive, Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James P. Panek as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James P. Panek James P. Panek	March 17, 2009
President and Director (Principal Executive, Financial and Accounting Officer)

By:	/s/ Franklin M. Berger Franklin M. Berger	March 17, 2009
Director

By:	/s/ Paul DeStefano Paul DeStefano	March 17, 2009
Director

By:	/s/ Lori F. Rafield Lori F. Rafield	March 17, 2009
Director

By:	/s/ Kevin L. Reilly Kevin L. Reilly	March 17, 2009
Director

EXHIBIT INDEX

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registration Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.2	Form of 1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	Form of 1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10-Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10-Q	000-26483	5-15-02	10.36

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10-Q	000-26483	11-14-02	10.39

10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10-Q	000-26483	11-14-02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10-Q	000-26483	11-14-02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10-Q	000-26483	11-14-02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.43

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10-Q	000-26483	11-14-02	10.46

10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10-Q	000-26483	11-19-03	10.47

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21-03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02-03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-27-04	10.58

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-17-04	99.1

10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004	10-K	0-26483	02-07-07	10.65

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.66

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.67

10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.68

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.69

10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

10.71	Form of 5 1/2 % Convertible Senior Subordinated Note due 2010.	8-K	0-26483	4-11-05	4.1

10.72	Indenture, dated April 5, 2005, between VaxGen and U.S. Bank National Association, as trustee.	8-K	0-26483	4-11-05	4.2

10.73	Form of Purchase Agreement between VaxGen and the purchasers of the 5 1/2 % Convertible Senior Subordinated Notes due 2010.	8-K	0-26483	4-11-05	10.1

10.74	Fifth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated April 14, 2005.	8-K	0-26483	4-21-05	10.1

10.76	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Nexol Co., Ltd.	8-K	0-26483	10-31-05	10.59

10.80	Contract No. HHSO100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K	0-26483	1-12-06	99.1

10.81	Form of Stock and Warrant Purchase Agreement entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.1

10.82	Form of Warrant issued by VaxGen, Inc. pursuant to the Stock and Warrant Purchase Agreements entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.2

10.83	Executive Employment Agreement between Matthew J. Pfeffer and VaxGen, Inc., dated March 28, 2006. +	8-K	0-26483	4-05-06	10.1

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.84	Modification #01 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated May 5, 2006.*	8-K	0-26483	5-11-06	10.1

10.85	Share Purchase Agreement, between Nexol Co., Ltd., Nexol Biotech Co., Ltd., Nexol Venture Capital Co., Ltd. and VaxGen, Inc., dated June 28, 2006.	8-K	0-26483	7-06-06	10.1

10.86	Form of Amended and Restated Executive Employment Agreement. +	8-K	0-26483	10-26-06	10.1

10.87	Form of Indemnity Agreement. +	8-K	0-26483	10-26-06	10.2

10.90	Modification #04 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated December 19, 2006.	8-K	0-26483	12-20-06	10.1

10.91	Termination Letter — Contract No. HHS01002005000001C (11/4/04) “Acquisition of rPA Anthrax Vaccine for the Strategic National Stockpile”	8-K	0-26483	12-20-06	99.1

10.93	Form of Addendum to Warrant to Purchase Shares of Common Stock, at an exercise price of $16.00 per share, dated December 22, 2006.	8-K	0-26483	12-27-06	10.1

10.94	Bonus, Stock Option Awards, Stock Option Exchange Program, and Retention Awards of Named Executive Officers.+	8-K	0-26843	02-13-07

10.95	Resignation Agreement between VaxGen, Inc. and Lance K. Gordon, Ph.D., dated February 6, 2007. +	10-Q	0-26843	09-20-07	10.3

10.96	Settlement Agreement by and between VaxGen, Inc., the Department of Health and Human Services and the National Institute of Allergy and Infectious Diseases, dated April 3, 2007.*	8-K	000-26843	04-05-07	10.1

10.97	Severance Benefit Plan, dated August 1, 2007.	8-K	000-26483	08-07-07	10.1

10.98	Sixth Amendment to Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated October 11, 2007.	8-K	0-26483	10-17-07	10.1

10.99	Loan Agreement, dated November 12, 2007, between VaxGen. Inc. and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	10.1

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.100	Note Repurchase Agreement, dated February 4, 2006, by and among VaxGen, Inc., Xmark Opportunity Fund, L.P. and Xmark Opportunity Fund, Ltd.	8-K	000-26483	2-8-2008	10.1

10.101	Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note, dated March 28, 2008, by and among VaxGen, Inc. and Raven biotechnologies, inc.	8-K	000-26483	3-28-2008	10.1

10.102	Form of Amendment to Executive Employment Agreement	8-K	000-26483	4-1-2008	10.1

10.103	Separation Agreement between VaxGen, Inc. and Matthew J. Pfeffer, dated April 7, 2008	10-Q	000-26483	5-14-2008	10.103

10.104	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +	10-Q	000-26483	11-10-2008	10.4

10.105	Note Repurchase Agreement, dated July 1, 2008, by and between VaxGen, Inc. and Alexandra Global Master Fund Ltd.	8-K	000-26483	7-8-2008	10.1

10.106	Amendment No. 1 to Note Repurchase Agreement, dated July 1, 2008 by and between Alexandra Global Master Fund Ltd. and VaxGen, Inc.	8-K	000-26483	7-8-2008	10.2

10.107	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Whitebox Convertible Arbitrage Partners, LP	8-K	000-26483	7-8-2008	10.3

10.108	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Guggenheim Portfolio Company XXXI, LLC	8-K	000-26483	7-8-2008	10.4

10.109	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and QVT Fund LP.	8-K	000-26483	7-24-2008	10.1

10.110	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Quintessence Fund L.P.	8-K	000-26483	7-24-2008	10.2

10.111	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Deutsche Bank AG London.	8-K	000-26483	7-24-2008	10.3

10.112	Note Repurchase Agreement, dated October 8, 2008, by and between VaxGen, Inc. and Quattro Fund, Ltd.	8-K	000-26483	10-10-2008	10.1

10.113	Note Repurchase Agreement, dated October 27, 2008, by and between VaxGen, Inc. and Drawbridge Special Opportunities Fund LP.	8-K	000-26483	10-30-2008	10.1

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.114	Amended and Restated Executive Employment Agreement for James P. Panek, effective February 1, 2009.	8-K	000-26483	1-29-2009	10.1

14.1	VaxGen, Inc. Code of Business Conduct and Ethics	8-K	0-26483	4-5-06	14.1

21.1	Subsidiaries	10-K	0-26483	8-30-07	21.1

24.1	Power of Attorney (included in the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X

*	Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.