Form 10-Q
period 2009-03-31
VAXGEN INC
filed 2009-05-04
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-26483
VaxGen, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3236309 (I.R.S. Employer Identification No.)

379 Oyster Point Boulevard, Suite 10 South San Francisco, California (Address of Principal Executive Offices)	94080 (Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
The issuer has one class of common stock with 33,106,523 shares outstanding as of April 30, 2009.

VaxGen, Inc.
Form 10-Q
For the Quarter Ended March 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$32,421	$34,618
Investment securities	4,302	3,922
Prepaid expenses and other current assets	560	792
Assets held for sale	762	783

Total current assets	38,045	40,115
Restricted cash	1,556	1,556
Other assets	411	426

Total assets	$40,012	$42,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186	$75
Accrued and other current liabilities	557	706

Total current liabilities	743	781
Deferred rent and other liabilities	5,007	5,097

Total liabilities	5,750	5,878

Contingencies (Note 11)

Stockholders’ equity:
Common stock	331	331
Additional paid-in capital	302,918	302,856
Accumulated deficit	(268,987)	(267,241)
Accumulated other comprehensive income	—	273

Total stockholders’ equity	34,262	36,219

Total liabilities and stockholders’ equity	$40,012	$42,097

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$—	$278

Operating expenses:
Research and development	—	1,387
General and administrative	2,228	5,400

Total operating expenses	2,228	6,787

Loss from operations	(2,228)	(6,509)

Other income (expense)
Interest expense	(11)	(767)
Interest income	104	714
Realized gain on sale of available for sale investments	357	—
Valuation adjustments	—	(1,611)
Gain on convertible debt redemption	—	713
Other	32	(11)

Total other income (expense), net	482	(962)

Net loss	$(1,746)	$(7,471)

Basic and diluted net loss per share	$(0.05)	$(0.23)

Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,746)	$(7,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	537
Valuation adjustments	—	1,611
Stock-based compensation	62	170
Amortization of premiums and discounts on investment securities	—	(93)
Gain on sale of Celltrion common stock	(357)	—
Loss on sale of assets held for sale	7	—
Gain on convertible debt repurchase	—	(713)
Non-cash interest expense	—	211
Changes in operating assets and liabilities
Receivables	—	(19)
Prepaid expenses and other current assets	232	471
Accounts payable	111	(2,031)
Accrued and other current liabilities	(149)	56
Other	(75)	2,417

Net cash used in operating activities	(1,915)	(4,854)

Cash flows from investing activities:
Proceeds from sale of assets held for sale	14	—
Proceeds from sale and maturity of investment securities	2,398	6,895
Purchase of investment securities	(3,051)	(14,303)
Proceeds from sale of Celltrion common stock	357	—
Loan to Raven biotechnologies, inc.	—	(4,020)
Other	—	(4)

Net cash used in investing activities	(282)	(11,432)

Cash flows from financing activities:
Repurchase of senior subordinated convertible notes	—	(750)

Net cash used in financing activities	—	(750)

Net decrease in cash and cash equivalents	(2,197)	(17,036)
Cash and cash equivalents, beginning of period	34,618	64,726

Cash and cash equivalents, end of period	$32,421	$47,690

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Nature of Business Activities
VaxGen, Inc., or VaxGen or the Company, is a biopharmaceutical company based in South San Francisco, California. The Company owns a state-of-the-art biopharmaceutical manufacturing facility with a 1,000-liter bioreactor that can be used to make cell culture or microbial biologic products. This facility is located within leased premises. The Company has ended all product development activities and sold or otherwise terminated its drug development programs. The Company is seeking to maximize the value of its remaining assets through a strategic transaction or series of strategic transactions.
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
VaxGen discontinued clinical development of its anthrax vaccine candidate, rPA102, after HHS terminated its contract to provide recombinant anthrax vaccine to the U.S. government Strategic National Stockpile for civilian defense, or SNS Contract, in December 2006. In addition, in June 2007 VaxGen terminated its contract with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to develop a smallpox vaccine. The Company had previously devoted substantially all of its research, development and clinical efforts and financial resources toward the development of rPA102, and it has no product candidates in clinical or preclinical development. In connection with the termination of its clinical development of rPA102, VaxGen announced restructuring activities, including significant workforce reductions, and as a result has no remaining internal capability to identify or develop product candidates.
The Company is considering various strategic transactions to return value to its stockholders. If the Company is unable to identify and complete a strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis of Presentation
The unaudited condensed consolidated financial statements of VaxGen and its subsidiaries, collectively referred to as the Company, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All intercompany accounts and transactions have been eliminated in consolidation.
Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the unaudited condensed consolidated financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC, on March 18, 2009.
The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These accounting policies have not significantly changed.
Recent Accounting Pronouncements
Recent accounting pronouncements issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the Securities and Exchange Commission are not believed by management to have a significant impact on the Company’s present or future consolidated financial statements.
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
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(1,746)	$(7,471)

Basic and diluted net loss per share	$(0.05)	$(0.23)

Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107

The following outstanding stock options, common stock warrants and convertible senior subordinated notes were excluded from the computation of diluted net loss per share, as their effect was antidilutive (in thousands):

	March 31,
	2009	2008
Options to purchase common stock	1,858	5,347
Warrants to purchase common stock	2,238	2,317
Convertible senior subordinated notes	—	2,033

Total	4,096	9,697

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

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(1,746)	$(7,471)
Change in unrealized gains on investment securities	(273)	4

Comprehensive loss	$(2,019)	$(7,467)

5. Investments
During the three months ended March 31, 2009, the Company sold its remaining investment in Celltrion common stock. This transaction resulted in a realized gain of $357,000.
6. Assets Held For Sale
The Company has committed to a plan to sell the equipment related to its California manufacturing facility. These assets have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144.
Total assets held for sale are as follows (in thousands):

	March 31,	December 31,
	2009	2008

Equipment, furniture and fixtures	$762	$783
7. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Employee benefits and severance	$55	$154
Legal and professional fees	90	167
Deferred rent	344	318
Other	68	67

Total accrued and other current liabilities	$557	$706

8. Income Taxes
Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on net deferred tax assets.
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of December 31, 2008 was $1.9 million, which if realized, $0.7 million will affect the effective tax rate and $1.2 million will not, due to valuation allowance.
The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for FIN 48 and included in other long-term liabilities as of March 31, 2009 and March 31, 2008 was approximately $0.5 million and $0.1 million, respectively, which is consistent with the Company’s policy.
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
9. Stock-Based Compensation
The impact on consolidated results of operations of recording stock-based compensation was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Research and development	$—	$42
General and administrative	62	128

	$62	$170

10. Celltrion
VaxGen provided services to assist Celltrion with its operations under a Technical Support and Services Sub-Agreement. VaxGen was paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.2 million of revenue from Celltrion during the three months ended March 31, 2008. VaxGen no longer provides services to Celltrion. No revenue was recognized during the three months ended March 31, 2009.
11. Contingencies
Litigation
In February 2009, a lawsuit was filed against the Company by plaintiffs, Oyster Point Tech Center, LLC. The plaintiffs generally allege that the Company defaulted on the lease on the 349 Oyster Point, South San Francisco facility. The complaint seeks possession of the premises and the balance of lease plus unpaid rent and expenses totaling $22.4 million, as well as an award of plaintiffs’ attorneys’ fees and costs. The Company’s biopharmaceutical manufacturing facility is located in the leased premises that are the subject of the dispute. At a February hearing, the court denied the writ and the temporary protective order sought by landlord. The parties are currently in discussions to achieve an amicable resolution to the matters alleged in the complaint and a negotiated termination of the lease. However, if necessary, the Company intends to vigorously defend against such allegations.
The Company may incur substantial expenses in defending against such claim, and it is not presently possible to accurately forecast the outcome. The Company does not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on its financial position, results of operations or cash flows. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Contingencies
If VaxGen’s President’s employment with VaxGen is terminated without cause, or the President resigns for good reason, as defined in his employment agreement, the President would be entitled to receive as severance a lump sum payment equal to 99% of 12 months of his base salary ($0.2 million) and all of his outstanding unvested stock options would be accelerated and become immediately exercisable.
12. Fair Value Measurements
SFAS No. 157, Fair Value Measurement, or SFAS 157, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:
•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
•	Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

As March 31, 2009, the fair value hierarchy of the Company’s marketable securities at fair value is summarized below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$30,760	$—	$—	$30,760
Certificates of deposit	—	1,250	—	1,250
Investment securities:
Certificates of deposit	—	4,302	—	4,302
Restricted cash:
Certificates of deposit	—	1,556	—	1,556

Total Financial Assets	$30,760	$7,108	$—	$37,868

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, and our unaudited condensed consolidated financial statements and related notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q. In addition to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part II — Item 1A herein when evaluating an investment in our common stock. This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives of management for future operations, any statements regarding future operations, any statements concerning proposed new products or services, any statements regarding pending or future mergers or acquisitions, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “potential” or “continue” or the negative thereof or other comparable terminology.
There can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our forward-looking statements are subject to inherent risks and uncertainties including, but not limited to, the risk factors set forth in this Quarterly Report. Factors that could cause or contribute to such differences include, but are not limited to, our limited cash resources, our ability to finance our research, our significant corporate and Securities and Exchange Commission, or SEC, related expenses and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation and the risks discussed in our other SEC filings. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ. When used in the report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen, Inc.
OVERVIEW
We are a biopharmaceutical company based in South San Francisco, California. We own a state-of-the-art biopharmaceutical manufacturing facility with a 1,000-liter bioreactor that can be used to make cell culture or microbial biologic products. This facility is located within leased premises. We have ended all product development activities and sold or otherwise terminated our drug development programs. We are seeking to maximize the value of our remaining assets through a strategic transaction or series of strategic transactions.
We were incorporated on November 27, 1995. During 2002 through 2006, we developed vaccines against inhalation anthrax and smallpox for the purpose of biodefense. In December 2006, the Department of Health and Human Services, or HHS, terminated its contract with us related to the development and delivery of a next-generation anthrax vaccine. Following the HHS decision, we ceased actively developing our anthrax vaccine, scaled back our biodefense activities and began pursuing strategic and other alternatives.

Through March 31, 2007, our principal source of revenue was the U.S. government, principally the National Institutes of Health, or NIH, and related entities. From April 2007 to April 2008, our principal source of revenue was from services provided to Celltrion, Inc., or Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea.
We discontinued clinical development of our anthrax vaccine candidate, rPA102, after HHS terminated our contract to provide recombinant anthrax vaccine to the U.S. government Strategic National Stockpile for civilian defense, or SNS Contract in December 2006. In addition, in June 2007 we terminated our contract with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions, and as a result have no remaining internal capability to identify or develop product candidates.
We are considering various strategic transactions to return value to our stockholders. If we are unable to identify and complete a strategic transaction, we will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Reference should be made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC in March 2009, for a description of our critical accounting policies. There have been no significant changes to our policies since we filed that report.
RESULTS OF OPERATIONS
Comparison of Fiscal Quarters Ended March 31, 2009 and 2008
Revenues

	Three Months Ended		Percent
	March 31,		Change
	2009	2008	2009/2008
	(in thousands)
Revenues	$—	$278	-100%
Revenues for the three months ended March 31, 2008 were primarily from service revenues earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and start-up of Celltrion’s manufacturing facility. No services were provided to Celltrion for the three months ended March 31, 2009.
Revenues earned in one period are not indicative of revenues to be earned in future periods. We do not expect any revenues for the remainder of 2009.
Research and development expenses

	Three Months Ended		Percent
	March 31,		Change
	2009	2008	2009/2008
	(in thousands)
Research and development expenses	$—	$1,387	-100%
Research and development expenses include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. We ceased research and development activities during the first quarter of 2008 and therefore no research and development expenses were incurred during the first quarter of 2009. We do not expect to incur research and development expenses during the remainder of 2009.

General and administrative expenses

	Three Months Ended		Percent
	March 31,		Change
	2009	2008	2009/2008
	(in thousands)
General and administrative expenses	$2,228	$5,400	-59%
General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.
The decrease in general and administrative expenses in the three months ended March 31, 2009 over the comparable period of 2008 was primarily due to:
•	Labor and benefits, which decreased by $0.5 million primarily associated with the 2008 reductions in force;
•	Consultant and outside labor costs decreased by $2.5 million in 2009, following the termination of the proposed merger, or the Merger, with Raven biotechnologies, inc., or Raven, pursuant to which we incurred $2.3 million in such costs during the first quarter of 2008; and
•	Facilities cost decreased by $0.6 million due to the cessation of operations during the first quarter of 2008.
Other income (expense)

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Interest expense	$(11)	$(767)
Interest income	104	714
Realized gain in available for sale securities	357	—
Valuation adjustments	—	(1,611)
Gain on convertible debt repurchase	—	713
Other	32	(11)

Total other income (expense), net	$482	$(962)

The increase in other income, net for the three months ended March 31, 2009 from the comparable period in 2008 was primarily due to:
•	A decrease in interest expense in 2009, following the repurchase of our 5 1/2% Convertible Senior Subordinated Notes due April 2010, or Convertible Notes, during 2008;
•	A $0.4 million realized gain on the sale of our remaining Celltrion investment;
•	A decrease in expenses for mark-to-market adjustments following the valuation of the derivatives on our Convertible Notes during the first quarter of 2008; and
•	A partial offset of decreased interest income due to lower overall cash, cash equivalents and investment balances primarily due to our repurchase of Convertible Notes during 2008.
We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	2009	2008
	(in thousands)
As of March 31:
Cash, cash equivalents and investment securities	$36,723	$62,084
Working capital	37,302	65,547

Three Months ended March 31:
Cash used in
Operating activities	$(1,915)	$(4,854)
Investing activities	(282)	(11,432)
Financing activities	—	(750)
Our primary capital requirements for the three months ended March 31, 2009 were operating costs. Through March 31, 2009, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction or a series of strategic transactions.
Net cash used in operating activities decreased to $1.9 million in the three months ended March 31, 2009 from $4.9 million for the three months ended March 31, 2008 and was primarily attributable to our reduced operating losses. The effect of non-cash items upon operating activities was significant in both the three months ended March 31, 2009 and March 31, 2008 and included:
•	Depreciation expense of zero in 2009 and $0.5 million in 2008, reflecting the reclassification of equipment, furniture and fixtures to assets held for sale during the first quarter of 2008;
•	Valuation loss of $1.6 million in 2008 reflecting changes in the fair value of outstanding derivatives from the Convertible Notes;
•	Gain on redemption of the Convertible Notes of $0.7 million in 2008; and
•	Gain on sale of Celltrion common stock of $0.4 million in 2009.
The decrease in cash used in operating activities was also affected by the following:
•	Accounts payable, which increased by $0.1 million in 2009 and decreased by $2.0 million in 2008 primarily due to the timing of payments and the reduced level of operating activities; and
•	Other liabilities, which decreased by $0.1 million in 2009 and increased $2.4 million in 2008 primarily due to $1.9 million of the Merger costs capitalized at December 31, 2007 that were expensed as general and administrative expense during the three months ended March 31, 2008.
Net cash used in investing activities of $0.3 million in the three months ended March 31, 2009 was primarily attributable to activities relating to the purchase and sale of investment securities of $0.7 million, partially offset by proceeds from the sale of our Celltrion common stock of $0.4 million. Net cash used in investing activities of $11.4 million in the three months ended March 31, 2008 was primarily attributable to activities relating to the sale of investment securities of $7.4 million and $4.0 million to Raven pursuant to a bridge loan in connection with the Merger.
Net cash used in financing activities in the three months ended March 31, 2008 was attributable to gain on repurchase of $1.5 million principal amount of Convertible Notes at a purchase price of $0.7 million.
At March 31, 2009, $36.7 million, or 92%, of our total assets consisted of cash, cash equivalents and investment securities. We had working capital of $37.3 million at March 31, 2009, compared to $65.5 million at March 31, 2008. This decrease in working capital is primarily due to the following:
•	Cash, cash equivalents and investments decreased by $25.4 million primarily due to our repurchase of Convertible Notes in 2008 and operating losses;
•	Assets held for sale decreased by $9.5 million primarily due to $8.8 million of impairment charges during 2008; and
•	A partial offset by the elimination of the derivative liability of $5.1 million resulting from the repurchase of our Convertible Notes in 2008.
We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs and commitments through at least March 31, 2010. Our future capital requirements will depend on our ability to identify and complete additional business opportunities. We are considering various strategic transactions to return value to our stockholders. If we are unable to identify and complete an alternate strategic transaction, we will liquidate.

Off-Balance Sheet Arrangements
As of March 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable because we are a smaller reporting company.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive and financial officer has concluded our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In February 2009, a lawsuit was filed against us in the Superior Court of California for the County of San Mateo by plaintiffs, Oyster Point Tech Center, LLC. The plaintiffs generally allege that we defaulted on our lease for our facility located at 349 Oyster Point, South San Francisco, California. The complaint seeks possession of the premises and the balance of the lease plus unpaid rent and expenses totaling $22.4 million, as well as an award of plaintiffs’ attorneys’ fees and costs. Our biopharmaceutical manufacturing facility is located in the leased premises that are the subject of the dispute. At a February hearing, the court denied the writ and the temporary protective order sought by landlord. We and the plaintiff are currently in discussions to achieve an amicable resolution to the matters alleged in the complaint and a negotiated termination of the lease. However, if necessary, we intend to vigorously defend against such allegations.
We may incur substantial expenses in defending against such claim, and it is not presently possible to accurately forecast the outcome. In the event of a determination adverse to us, we may incur substantial monetary liability which could have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors as well as other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described herein are not the only ones we face. Additional risks and uncertainties that we do not know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If events corresponding to any of these risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. In that case, the trading price of our common stock could decline. When used in this report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen, Inc. We have marked with an “*” those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 18, 2009.
We do not currently have capabilities to develop products or offer any services; the continuation of our business as a going concern is wholly dependent on our ability to identify and successfully complete a strategic transaction, and/or sell our assets, which we may be unable to accomplish.
We discontinued clinical development of our anthrax vaccine candidate, rPA102, after HHS terminated our SNS Contract in December 2006. In addition, in June 2007 we terminated our contract with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions, and as a result have no remaining internal capability to discover or develop product candidates. Following the termination of our SNS Contract, we evaluated strategic alternatives and retained a financial advisor. As a result of this process, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Raven on November 12, 2007, which was subsequently terminated by mutual agreement on March 28, 2008 due to a lack of stockholder support.
We cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with a product pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs. We are unable to predict if we will be able to sell our remaining assets (principally, our manufacturing facility) or if such a sale can be consummated on favorable terms. We are also unable to predict if we will be able to assign, sub-lease or terminate the lease on the property containing our manufacturing facility, or if such actions can be consummated on favorable terms. If we are unable to identify and complete an alternate strategic transaction, our business will be liquidated.

We may use some or all of our remaining resources, including available cash, while we seek to identify a strategic transaction; we may fail to identify an appropriate transaction; our stockholders may vote against a proposed transaction; and even if a strategic transaction is completed, it may be unsuccessful in creating value for stockholders.
As a result of the termination of our SNS Contract, we have been evaluating strategic alternatives since January 2007. In November 2007 we entered into the Merger Agreement with Raven, which was terminated in March 2008 due to a lack of stockholder support. The process of identifying, negotiating and seeking stockholder approval to the proposed Raven merger was time consuming and expensive. For example, we recorded $2.3 million of costs, primarily professional fees, related to the proposed merger with Raven, during the year ended December 31, 2008.
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
Our prior product development programs were initiated through in-licensing or collaborative arrangements. These collaborations include licensing proprietary technology from, and other relationships with, biotechnology companies and government research institutes and organizations. As of the date of this quarterly report, we do not have any product candidates under development. As part of our business strategy, we intend to expand our product pipeline and capabilities through company or product acquisitions, merging or in-licensing.
Any such activities will be accompanied by certain risks including:
•	exposure to unknown liabilities of acquired companies;
•	higher than anticipated acquisition costs and expenses;
•	the difficulty and expense of integrating operations and personnel of acquired companies;
•	possible dilution to stockholders; and
•	potential competition against any products or product candidates we may acquire rights to.
If we are unable to reach agreement on license or partnering agreements on terms acceptable to us, we may then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. If we are unable to identify and manage successfully any acquisitions, joint ventures, in-licenses or other collaboration opportunities, we will be unable to develop new products and rebuild our product pipeline.
We may need to raise additional capital to support our operations and in order to continue as a going concern if we successfully complete a strategic transaction. *
We believe that our existing cash, cash equivalents and investment securities as of March 31, 2009 will be sufficient to meet our projected operating requirements through at least March 31, 2010. In addition to our workforce reductions, the termination of our rPA102 and smallpox development activities and the sale of our assets related to rPA102, we are exploring strategic alternatives. Our restructuring measures implemented to date and any future transactions may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock, thereby limiting our ability to raise additional funds or consummate a strategic transaction.
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
Several times during 2007 and 2008 we implemented restructurings resulting in the reduction of our workforce. As of March 31, 2009, we had only three employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals will be critical to our success if we rebuild our business. Our ability to recruit new employees may be diminished as a result of the restructurings we have implemented. If we rebuild our business and need to recruit qualified personnel, including scientific staff and scientific advisors, we may be unable to attract or retain key personnel on acceptable terms, if at all.
We have only a limited operating history and we expect to continue to generate operating losses.
To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At March 31, 2009, we had an accumulated deficit of $269.0 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. If implemented, we expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.
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
On February 5, 2009, the landlord of our premises located at 349 Oyster Point Boulevard, South San Francisco, California filed a complaint against us in the Superior Court of California for the County of San Mateo alleging breach of contract and termination of our lease, seeking a writ of attachment and a temporary protective order, for which a hearing was held on February 6, 2009. Our biopharmaceutical manufacturing facility is located in the leased premises that are the subject of the dispute. At the February 6, 2009 hearing, the court denied the writ and the temporary protective order sought by landlord. The parties are currently in discussions to achieve an amicable resolution to the matters alleged in the complaint and a negotiated termination of the lease. However, if necessary, we intend to vigorously defend against such allegations. If the landlord is ultimately successful in its complaint, we may be liable for significant damages in connection with the alleged early termination of the lease and may lose assets related to the biopharmaceutical manufacturing facility we have constructed within the leased premises, which could have a material adverse effect on our financial position, results of operations or cash flows.
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
As a result of our failure to make timely filings of financial statements, we were delisted from Nasdaq, and our common stock is not currently listed on any national stock exchange. We have completed all delinquent filings with the SEC pursuant to Sections 13 and 15(d) of the Exchange Act, but we have not yet applied for our common stock to be listed on a national exchange. We do not know when, if ever, this will be completed, and thus, whether our common stock will ever be listed. In addition, we cannot be certain that Nasdaq will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet Nasdaq’s or another exchange’s initial listing criteria, including a minimum per share price. Our common stock is quoted on the OTC Bulletin Board, or OTCBB, under the symbol VXGN.OB.

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
Currently, our common stock is quoted on the OTCBB. Stocks traded on the OTCBB typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTCBB trading volumes are generally significantly less than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and March 31, 2009, the closing price of our common stock has ranged from a high of $18.55 per share to a low of $0.33 per share.
Our stock price could continue to be subject to wide fluctuations in response to a variety of factors, including:
•	timing and consistency of filing financial statements;
•	announcements or speculation about any strategic transactions we may enter into;
•	changes in financial estimates by securities analysts and our failure to meet or exceed such estimates;
•	rumors about our business prospects, product development efforts or the progress, timing and completion of our clinical trials;
•	issuances of debt or equity securities;
•	issuances of securities or the expectation of the issuance of securities as part of a merger or other strategic transaction;
•	actual or expected sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants;
•	developments in or the outcome of litigation against us, including an ongoing dispute regarding our leased premises at 349 Oyster Point Boulevard, South San Francisco, California; and
•	other events or factors, many of which are beyond our control.
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

Our charter documents and Delaware law may discourage an acquisition of us.
Provisions of our certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. Our by-laws also provides that special stockholders meetings may be called only by our Chairman of the board of directors, by our Chief Executive Officer or by our board of directors, with the result that any third-party takeover not supported by the board of directors or our then-serving Chief Executive Officer could be subject to significant delays and difficulties.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K:
The following exhibits are filed as part of this report:

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Amended and Restated Executive Employment Agreement for James P. Panek, effective February 1, 2009.	8-K	000-26483	1-29-09	10.1

31.1	Rule 13a-14(a)/15d-14(a) Certification	10-Q				X

32.1	Section 1350 Certification	10-Q				X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.
Dated: May 4, 2009	By:	/s/ James P. Panek
James P. Panek
President (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Amended and Restated Executive Employment Agreement for James P. Panek, effective February 1, 2009.	8-K	000-26483	1-29-09	10.1

31.1	Rule 13a-14(a)/15d-14(a) Certification	10-Q				X

32.1	Section 1350 Certification	10-Q				X