Form 10-Q
period 2009-06-30
VAXGEN INC
filed 2009-08-03
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer has one class of common stock with 33,106,523 shares outstanding as of July 31, 2009.

VaxGen, Inc.
Form 10-Q
For the Quarter Ended June 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$31,387	$34,618
Investment securities	4,176	3,922
Prepaid expenses and other current assets	599	792
Assets held for sale	591	783

Total current assets	36,753	40,115
Restricted cash	1,400	1,556
Other assets	396	426

Total assets	$38,549	$42,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237	$75
Accrued and other current liabilities	582	706

Total current liabilities	819	781
Deferred rent and other liabilities	4,917	5,097

Total liabilities	5,736	5,878

Contingencies (Note 11)

Stockholders’ equity:
Common stock	331	331
Additional paid-in capital	302,977	302,856
Accumulated deficit	(270,495)	(267,241)
Accumulated other comprehensive income	—	273

Total stockholders’ equity	32,813	36,219

Total liabilities and stockholders’ equity	$38,549	$42,097

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$—	$15	$—	$293

Operating expenses:
Research and development	—	—	—	1,387
General and administrative	1,392	3,545	3,619	8,945
Restructuring	—	985	—	985
Impairment of assets held for sale	159	8,498	159	8,498

Total operating expenses	1,551	13,028	3,778	19,815

Loss from operations	(1,551)	(13,013)	(3,778)	(19,522)

Other income (expense)
Interest expense	(10)	(601)	(21)	(1,369)
Interest income	59	534	163	1,249
Realized gain on sale of available for sale investments	—	—	357	—
Valuation adjustments	—	656	—	(955)
Gain on convertible debt redemption	—	—	—	713
Gain on sale of Anthrax Program	—	2,000	—	2,000
Other	(6)	—	25	(11)

Total other income, net	43	2,589	524	1,627

Net loss	$(1,508)	$(10,424)	$(3,254)	$(17,895)

Basic and diluted net loss per share	$(0.05)	$(0.31)	$(0.10)	$(0.54)

Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107	33,107	33,107

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,254)	$(17,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	587
Impairment of assets held for sale	159	8,498
Valuation adjustments	—	955
Stock-based compensation	121	1,122
Amortization of premiums and discounts on investment securities	—	(161)
Gain on sale of Celltrion common stock	(357)	—
Gain on convertible debt repurchase	—	(713)
Loss on sale of assets held for sale	16	—
Non-cash interest expense	—	381
Non-cash interest income	—	(187)
Raven merger costs previously capitalized	—	1,932
Changes in operating assets and liabilities
Receivables	—	(33)
Prepaid expenses and other current assets	193	200
Accounts payable	162	(1,975)
Accrued and other current liabilities	(124)	(1,141)
Other	(150)	762

Net cash used in operating activities	(3,234)	(7,668)

Cash flows from investing activities:
Proceeds from sale of assets held for sale	17	351
Proceeds from sale and maturity of investment securities	6,450	18,242
Purchase of investment securities	(6,977)	(15,942)
Proceeds from sale of Celltrion common stock	357	—
Loan to Raven biotechnologies, inc.	—	(4,668)
Change in restricted cash	156	—

Net cash provided by (used in) investing activities	3	(2,017)

Cash flows from financing activities:
Repurchase of senior subordinated convertible notes	—	(750)

Net cash used in financing activities	—	(750)

Net decrease in cash and cash equivalents	(3,231)	(10,435)
Cash and cash equivalents, beginning of period	34,618	64,726

Cash and cash equivalents, end of period	$31,387	$54,291

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
The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.
The Company has performed an evaluation of subsequent events through August 3, 2009, the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These accounting policies have not significantly changed.
Recent Accounting Pronouncements
On June 30, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Company’s Consolidated Financial Statements as the Company already followed a similar approach prior to the adoption of this standard.

In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. All of these FSPs are effective for interim and annual reporting periods ending after June 15, 2009. The implementation of these FSPs did not have a material impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for us for the quarter ending September 30, 2009. We are presently evaluating the impact that the adoption of SFAS 168 will have on the Company’s Consolidated Financial Statements.
3. Net Loss per Share
Basic net loss per share is calculated based on net loss and the weighted-average number of shares of common stock outstanding during the reported period. Diluted net loss per share is calculated by increasing the weighted-average number of common shares outstanding during the period, if not anti-dilutive, by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(1,508)	$(10,424)	$(3,254)	$(17,895)

Basic and diluted net loss per share	$(0.05)	$(0.31)	$(0.10)	$(0.54)

Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107	33,107	33,107

The following outstanding stock options, common stock warrants and convertible senior subordinated notes were excluded from the computation of diluted net loss per share, as their effect was antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Options to purchase common stock	1,774	5,336	1,774	5,336
Warrants to purchase common stock	2,098	2,317	2,098	2,317
Convertible senior subordinated notes	—	2,033	—	2,033

Total	3,872	9,686	3,872	9,686

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(1,508)	$(10,424)	$(3,254)	$(17,895)
Change in unrealized gains on investment securities	—	(12)	(273)	(8)

Comprehensive loss	$(1,508)	$(10,436)	$(3,527)	$(17,903)

5. Investments
The following is a summary of available-for-sale investment securities at June 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
June 30, 2009	Cost	Gains	Losses	Value
Certificates of deposit	$4,176	$—	$—	$4,176

December 31, 2008
Certificates of deposit	$3,649	$—	$—	$3,649
Common shares	—	273	—	273

	$3,649	$273	$—	$3,922

During the first quarter of 2009, the Company sold its remaining investment in Celltrion common stock. This transaction resulted in a realized gain of $357,000.
6. Assets Held For Sale
The Company has committed to a plan to sell the equipment related to its California manufacturing facility. These assets have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144. The Company uses the market approach to determine fair market value of its assets held for sale.
The Company performed an impairment assessment of the facility as of June 30, 2009. At June 30, 2009, the Company estimated that the fair market values of these assets were less than the carrying values of these assets by $0.2 million, which was recorded as an impairment of assets held for sale in the statement of operations for the three and six months ended June 30, 2009.
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

Total assets held for sale are as follows (in thousands):

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Six Months	Identical	Observable	Unobservable	Total
	Ended	Assets	Inputs	Inputs	Gains
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets held for sales	$591	$—	$—	$591	$(159)
The Company’s measurement of the assets held for sale fair value as of June 30, 2009 incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The Company calculated the fair value of assets held for sale using a market value technique that relies on Level 3 inputs, including quoted prices for similar assets. Based on this analysis, the Company estimated that the fair value of the assets held for sale was $591,000. The Company recorded an other-than-temporary impairment of $159,000 in the income statement to reflect assets held for sale at fair values.
7. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Employee benefits	$65	$154
Legal and professional fees	79	167
Deferred rent	371	318
Other	67	67

Total accrued and other current liabilities	$582	$706

8. Income Taxes
Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on net deferred tax assets.
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of December 31, 2008 was $1.9 million, which if realized, $0.7 million will affect the effective tax rate and $1.2 million will not, due to the valuation allowance provided on deferred tax aseets.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for FIN 48 and included in other long-term liabilities as of June 30, 2009 and June 30, 2008 was approximately $0.5 million and $0.2 million, respectively, which is consistent with the Company’s policy.
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
9. Stock-Based Compensation
The impact on consolidated results of operations of recording stock-based compensation was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and development	$—	$—	$—	$42
General and administrative	59	951	121	1,080

	$59	$951	$121	$1,122

10. Celltrion
VaxGen provided services to assist Celltrion with its operations under a Technical Support and Services Sub-Agreement. VaxGen was paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.3 million of revenue from Celltrion during the six months ended June 30, 2008. VaxGen no longer provides services to Celltrion. No revenue was recognized during the six months ended June 30, 2009.
11. Contingencies
Litigation
In February 2009, a lawsuit was filed against us in the Superior Court of California for the County of San Mateo by plaintiffs, Oyster Point Tech Center, LLC. The plaintiffs generally allege that we defaulted on our lease for our facility located at 349 Oyster Point, South San Francisco, California. The complaint seeks possession of the premises and the balance of the lease plus unpaid rent and expenses totaling $22.4 million, as well as an award of plaintiffs’ attorneys’ fees and costs. Our biopharmaceutical manufacturing facility is located in the leased premises that are the subject of the dispute. At a February hearing, the court denied the writ and the temporary protective order sought by landlord. In May 2009, the lawsuit was dismissed.
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
12. Fair Value Measurements
SFAS No. 157, Fair Value Measurement, or SFAS 157, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:
•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
•	Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

As of June 30, 2009, the fair value hierarchy of the Company’s marketable securities at fair value is summarized below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$89	$—	$—	$89
Certificates of deposit	—	465	—	465
Investment securities:
Certificates of deposit	—	4,176	—	4,176

Total Financial Assets	$89	$4,641	$—	$4,730

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
There can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our forward-looking statements are subject to inherent risks and uncertainties including, but not limited to, the risk factors set forth in this Quarterly Report. Factors that could cause or contribute to such differences include, but are not limited to, our limited cash resources, our significant corporate and Securities and Exchange Commission, or SEC, related expenses and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation and the risks discussed in our other SEC filings. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ. When used in the report, unless otherwise indicated, “we,” “our” and “us” refers to VaxGen, Inc.
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
Recent Developments
In July 2009, our board of directors disbanded its Strategic Transactions Committee, effective September 1, 2009. The board of directors as a whole will assume the remaining responsibilities formerly delegated to the Strategic Transactions Committee, and, following its disbandment, the members of that committee will cease to receive additional compensation for service on it.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Reference should be made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 18, 2009, for a description of our critical accounting policies. There have been no significant changes to our policies since we filed that report.
RESULTS OF OPERATIONS
Comparison of Fiscal Quarters and Six Months Ended June 30, 2009 and 2008
Revenues

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2009	2008	2009/2008	2009	2008	2009/2008
	(in thousands)
Revenues	$—	$15	-100%	$—	$293	-100%
Revenues for the six months ended June 30, 2008 were primarily from service revenues earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and start-up of Celltrion’s manufacturing facility. No services were provided to Celltrion for the six months ended June 30, 2009.
Revenues earned in one period are not indicative of revenues to be earned in future periods. We do not expect any revenues for the remainder of 2009.
Research and development expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2009	2008	2009/2008	2009	2008	2009/2008
	(in thousands)			(in thousands)
Research and development expenses	$—	$—	—	$—	$1,387	-100%
Research and development expenses include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. We ceased research and development activities during the first quarter of 2008 and therefore no research and development expenses were incurred during the second quarter of 2008 and the first six months of 2009. We expect no research and development expenses to be incurred during the remainder of 2009.
General and administrative expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2009	2008	2009/2008	2009	2008	2009/2008
	(in thousands)			(in thousands)
General and administrative expenses	$1,392	$3,545	-61%	$3,619	$8,945	-60%
General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.
The decrease in general and administrative expenses of $2.2 million in the three months ended June 30, 2009 over the comparable period of 2008 was primarily due to lower labor and benefit costs of $1 million resulting from reductions in force.
The decrease in general and administrative expenses in the six months ended June 30, 2009 over the comparable period of 2008 was primarily due to:
•	Labor and benefits, which decreased by $1.8 million primarily associated with the 2008 reductions in force;

•	Consultant and outside labor costs, which decreased by $3.0 million in 2009, following the termination of the proposed merger, or the Merger, with Raven biotechnologies, inc., or Raven, pursuant to which we incurred $2.3 million in consultant and outside labor costs during the first six months of 2008; and
•	Facilities costs, which decreased by $1.0 million due to the cessation of operations during the first six months of 2008.

Restructuring expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2009	2008	2009/2008	2009	2008	2009/2008
	(in thousands)			(in thousands)
Restructuring expenses	$—	$985	-100%	$—	$985	-100%
During the three months ended June 30, 2008 we reduced our workforce to reduce operating costs. Restructuring costs included employee termination and benefit costs.
Impairment of assets held for sale

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2009	2008	2009/2008	2009	2008	2009/2008
	(in thousands)			(in thousands)
Impairment of assets held for sale	$159	$8,498	-98%	$159	$8,498	-98%
We performed an impairment assessment of the facility as of June 30, 2009. At June 30, 2009, we estimated that the fair market values of these assets were less than the carrying values of these assets by $0.2 million, which was recorded as an impairment of assets held for sale in the statement of operations for the three and six months ended June 30, 2009.
Based on the lack of success in finding a buyer for our facility and expectation of need to dismantle to sell, we performed an impairment assessment of the facility as of June 30, 2008. At June 30, 2008, we estimated that the fair market values of these assets were less than the carrying values of these assets by $8.5 million, which was recorded as an impairment of assets held for sale in the statement of operations for the three and six months ended June 30, 2008. The impairment includes all leasehold improvements relating to the facility of approximately $6.5 million, as these items will have no future economic benefit.
Other income (expense)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Interest expense	$(10)	$(601)	$(21)	$(1,369)
Interest income	59	534	163	1,249
Realized gain on sale of available for sale investments	—	—	357	—
Valuation adjustments	—	656	—	(955)
Gain on convertible debt repurchase	—	—	—	713
Gain on sale of Anthrax Program	—	2,000	—	2,000
Other	(6)	—	25	(11)

Total other income (expense), net	$43	$2,589	$524	$1,627

The decrease in other income, net, for the three months ended June 30, 2009 from the comparable period in 2008 was primarily due to:
•	Gain on the sale of our Anthrax Program of $2.0 million in the second quarter of 2008;
•	A valuation gain of $0.7 million for mark-to-market adjustments following the valuation of the derivatives on our Convertible Notes during the second quarter of 2008;
•	Decreased interest income due to lower interest rates and lower overall cash, cash equivalents and investment balances primarily due to our repurchase of Convertible Notes during 2008; and
•	A partial offset of decrease in interest expense in 2009, following the repurchase of our 5 1/2% Convertible Senior Subordinated Notes due April 2010, or Convertible Notes, during 2008.
The decrease in other income, net, for the six months ended June 30, 2009 from the comparable period in 2008 was primarily due to:
•	Gain on the sale of our Anthrax Program of $2.0 million in the first six months of 2008;
•	A gain of $0.7 million on the repurchase of $1.5 million principal amount of our Notes at a purchase price of $0.8 million plus accrued interest;
•	Decreased interest income due to lower overall cash, cash equivalents and investment balances primarily due to our repurchase of Convertible Notes during 2008; and
•	A partial offset of decrease in interest expense in 2009, following the repurchase of our 5 1/2% Convertible Senior Subordinated Notes due April 2010, or Convertible Notes, during 2008 and a valuation expense of $1.0 million for mark-to-market adjustments following the valuation of the derivatives on our Convertible Notes during the first six months of 2008.
We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	2009	2008
	(in thousands)
As of June 30:
Cash, cash equivalents and investment securities	$35,563	$59,033
Working capital	35,934	61,786

Six Months ended June 30:
Cash provided by (used in)
Operating activities	$(3,234)	$(7,668)
Investing activities	3	(2,017)
Financing activities	—	(750)
Our primary capital requirements for the six months ended June 30, 2009 were operating costs. Through June 30, 2009, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction.
Net cash used in operating activities decreased to $3.2 million for the six months ended June 30, 2009 from $7.7 million for the six months ended June 30, 2008 and was primarily attributable to our reduced operating losses. The effect of non-cash items upon operating activities was significant in both the six months ended June 30, 2009 and 2008 and included:
•	Depreciation expense of zero in 2009 and $0.6 million in 2008, reflecting the reclassification of equipment, furniture and fixtures to assets held for sale during the first six months of 2008;
•	Impairment of assets held for sale of $0.2 million in 2009 and $8.5 million in 2008;

•	Valuation loss of $1.0 million in 2008 reflecting changes in the fair value of outstanding derivatives from the Convertible Notes;
•	Stock based compensation expense of $0.1 million in 2009 and $1.1 million in 2008.

•	Gain on redemption of the Convertible Notes of $0.7 million in 2008;
•	Gain on sale of Celltrion common stock of $0.4 million in 2009; and
•	$1.9 million of Raven merger costs capitalized at December 31, 2007 that were expensed as general and administrative expense during the six months ended June 30, 2008.
The decrease in cash used in operating activities was also affected by the following:
•	Accounts payable, which increased by $0.2 million in 2009 and decreased by $2.0 million in 2008 primarily due to the timing of payments and the reduced level of operating activities; and
•	Accrued and other liabilities, which decreased by $0.1 million in 2009 and increased by $1.1 million in 2008 primarily due to $1.9 million of the Merger costs capitalized at December 31, 2007 that were expensed as general and administrative expense during the six months ended June 30, 2008.
Net cash provided by investing activities of $3,000 in six months ended June 30, 2009 was primarily attributable to activities relating to the purchase and sale of investment securities of $0.5 million, partially offset by proceeds from the sale of our Celltrion common stock of $0.4 million. Net cash used in investing activities of $2.0 million in the six months ended June 30, 2008 was primarily attributable to the $4.7 million bridge loan to Raven in connection with the proposed merger partially offset by net proceeds of $2.3 million from investment activity.
Net cash used in financing activities in the six months ended June 30, 2008 was attributable to the repurchase of $1.5 million principal amount of Convertible Notes at a purchase price of $0.8 million.
At June 30, 2009, $35.6 million, or 92%, of our total assets consisted of cash, cash equivalents and investment securities. We had working capital of $35.9 million at June 30, 2009, compared to $61.8 million at June 30, 2008. This decrease in working capital is primarily due to the following:
•	Cash, cash equivalents and investments decreased by $23.5 million primarily due to our repurchase of Convertible Notes in 2008 and operating losses;
•	Loan to Raven decreased by $6.0 million due to repayment;
•	Assets held for sale decreased by $0.8 million primarily due to impairment charges; and
•	A partial offset by the elimination of the derivative liability of $4.5 million resulting from the repurchase of our Convertible Notes in 2008.
We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs and commitments through at least June 30, 2010. Our future capital requirements will depend on our ability to identify and complete additional business opportunities. We are considering various strategic transactions to return value to our stockholders. If we are unable to identify and complete an alternate strategic transaction, we will liquidate.
Off-Balance Sheet Arrangements
As of June 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation
S-K.
Recent Accounting Pronouncements
On June 30, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Company’s Consolidated Financial Statements as the Company already followed a similar approach prior to the adoption of this standard.

In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. All of these FSPs are effective for interim and annual reporting periods ending after June 15, 2009. The implementation of these FSPs did not have a material impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for us for the quarter ending September 30, 2009. We are presently evaluating the impact that the adoption of SFAS 168 will have on the Company’s Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable because we are a smaller reporting company.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive and financial officer has concluded our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, VaxGen’s internal control over financial reporting.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In February 2009, a lawsuit was filed against us in the Superior Court of California for the County of San Mateo by plaintiffs, Oyster Point Tech Center, LLC. The plaintiffs generally allege that we defaulted on our lease for our facility located at 349 Oyster Point, South San Francisco, California. The complaint seeks possession of the premises and the balance of the lease plus unpaid rent and expenses totaling $22.4 million, as well as an award of plaintiffs’ attorneys’ fees and costs. Our biopharmaceutical manufacturing facility is located in the leased premises that are the subject of the dispute. At a February hearing, the court denied the writ and the temporary protective order sought by landlord. In May 2009, the lawsuit was dismissed.
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

We expect the process of identifying potential alternate strategic transactions will similarly be time-consuming and expensive, regardless of whether we are successful. We cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with a pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction, once identified, would be approved by our stockholders or consummated on favorable terms. Significant ownership of our common stock is concentrated among several large stockholders and those stockholders may vote against a transaction, even if our board of directors and management view the transaction as beneficial. We may use a portion or all of our remaining resources seeking to identify and complete a strategic transaction, but ultimately be unable to do so. Even if completed, such a transaction may not provide us with a pipeline or return value to our stockholders, and either outcome could cause our stockholders to lose some or all of their investment in our common stock.
If we fail to identify and manage successfully any company or product acquisitions, joint ventures or in-licensed product candidates, we will be unable to rebuild our product candidate pipeline. *
Our prior product development programs were initiated through in-licensing or collaborative arrangements. These collaborations include licensing proprietary technology from, and other relationships with, biotechnology companies and government research institutes and organizations. As of the date of this quarterly report, we do not have any product candidates under development. As part of our business strategy, we intend to expand our product pipeline and capabilities through company or product acquisitions, merging or in-licensing.
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
We may need to raise additional capital to support our operations and in order to continue as a going concern if we successfully complete a strategic transaction. *
We believe that our existing cash, cash equivalents and investment securities as of June 30, 2009 will be sufficient to meet our projected operating requirements through at least June 30, 2010. In addition to our workforce reductions, the termination of our rPA102 and smallpox development activities and the sale of our assets related to rPA102, we are exploring strategic alternatives. Our restructuring measures implemented to date and any future transactions may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock, thereby limiting our ability to raise additional funds or consummate a strategic transaction.
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
Several times during 2007 and 2008 we implemented restructurings resulting in the reduction of our workforce. As of June 30, 2009, we had only three employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals will be critical to our success if we rebuild our business. Our ability to recruit new employees may be diminished as a result of the restructurings we have implemented. If we rebuild our business and need to recruit qualified personnel, including scientific staff and scientific advisors, we may be unable to attract or retain key personnel on acceptable terms, if at all.
We have only a limited operating history and we expect to continue to generate operating losses.
To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At June 30, 2009, we had an accumulated deficit of $270.5 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. If implemented, we expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.
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
Currently, our common stock is quoted on the OTCBB. Stocks traded on the OTCBB typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTCBB trading volumes are generally significantly less than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and June 30, 2009, the closing price of our common stock has ranged from a high of $18.55 per share to a low of $0.33 per share.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K:
The following exhibits are filed as part of this report:

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

31.1	Rule 13a-14(a)/15d-14(a) Certification.	10-Q				X

32.1	Section 1350 Certification.	10-Q				X
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.
Dated: August 3, 2009	By:	/s/ James P. Panek
James P. Panek
President (Principal Executive, Financial and Accounting Officer)
EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

31.1	Rule 13a-14(a)/15d-14(a) Certification.	10-Q				X

32.1	Section 1350 Certification.	10-Q				X