Form 10-Q
period 2009-09-30
VAXGEN INC
filed 2009-11-03
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Yes ☐ No ☑
The issuer has one class of common stock with 33,106,523 shares outstanding as of October 31, 2009.

VaxGen, Inc.
Form 10-Q
For the Quarter Ended September 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$29,133	$34,618
Investment securities	4,877	3,922
Prepaid expenses and other current assets	622	792
Assets held for sale	441	783

Total current assets	35,073	40,115
Restricted cash	1,400	1,556
Other assets	381	426

Total assets	$36,854	$42,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35	$75
Accrued and other current liabilities	1,024	706

Total current liabilities	1,059	781
Deferred rent and other liabilities	4,827	5,097

Total liabilities	5,886	5,878

Contingencies (Note 11)

Stockholders’ equity:
Common stock	331	331
Additional paid-in capital	303,035	302,856
Accumulated deficit	(272,395)	(267,241)
Accumulated other comprehensive income (loss)	(3)	273

Total stockholders’ equity	30,968	36,219

Total liabilities and stockholders’ equity	$36,854	$42,097

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$293

Operating expenses:
Research and development	—	—	—	1,387
General and administrative	1,865	1,947	5,484	10,892
Restructuring	—	328	—	1,313
Impairment of assets held for sale	72	—	231	8,498

Total operating expenses	1,937	2,275	5,715	22,090

Loss from operations	(1,937)	(2,275)	(5,715)	(21,797)

Other income (expense)
Interest expense	(11)	(202)	(31)	(1,571)
Interest income	43	334	206	1,582
Realized gain on sale of available for sale investments	—	—	357	—
Valuation adjustments	—	3,567	—	2,612
Gain on convertible debt redemption	—	3,078	—	3,791
Gain on sale of Anthrax Program	—	1,000	—	3,000
Other	4	14	29	4

Total other income, net	36	7,791	561	9,418

Net income (loss)	$(1,901)	$5,516	$(5,154)	$(12,379)

Net income (loss) per share:
Basic	$(0.06)	$0.17	$(0.16)	$(0.37)

Diluted	$(0.06)	$(0.03)	$(0.16)	$(0.37)

Shares used in computing net income (loss) per share:
Basic	33,107	33,107	33,107	33,107

Diluted	33,107	33,831	33,107	33,107

See accompanying notes to condensed consolidated financial statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(5,154)	$(12,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	587
Impairment of assets held for sale	231	8,498
Valuation adjustments	—	(2,612)
Stock-based compensation	179	1,413
Amortization of premiums and discounts on investment securities	—	(170)
Gain on sale of Celltrion common stock	(357)	—
Gain on convertible debt repurchase	—	(3,791)
Loss on sale of assets held for sale	16	—
Non-cash interest expense	—	427
Raven merger costs previously capitalized	—	1,932
Changes in operating assets and liabilities
Receivables	—	199
Prepaid expenses and other current assets	242	442
Accounts payable	(40)	(2,055)
Accrued and other current liabilities	318	(1,769)
Other	(225)	533

Net cash used in operating activities	(4,790)	(8,745)

Cash flows from investing activities:
Proceeds from sale of assets held for sale	23	590
Proceeds from sale and maturity of investment securities	9,486	22,989
Purchase of investment securities	(10,717)	(17,942)
Proceeds from sale of Celltrion common stock	357	—
Loan to Raven biotechnologies, inc.	—	(4,668)
Repayment of loan by Raven biotechnologies, inc.	—	6,000
Change in restricted cash	156	(6)

Net cash provided by (used in) investing activities	(695)	6,963

Cash flows from financing activities:
Repurchase of senior subordinated convertible notes	—	(18,790)

Net cash used in financing activities	—	(18,790)

Net decrease in cash and cash equivalents	(5,485)	(20,572)
Cash and cash equivalents, beginning of period	34,618	64,726

Cash and cash equivalents, end of period	$29,133	$44,154

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
The Company is considering various strategic transactions to return value to its stockholders. See Note 13, Subsequent Events, regarding the Company’s proposed merger with OXiGENE, Inc. If the Company is unable to complete a strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis of Presentation
The unaudited condensed consolidated financial statements of VaxGen and its subsidiaries, collectively referred to as the Company, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All intercompany accounts and transactions have been eliminated in consolidation.
Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the unaudited condensed consolidated financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with VaxGen’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 18, 2009.
The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results may likely be different from the estimates made.
The Company has performed an evaluation of subsequent events through November 3, 2009, the date of filing of the Company’s financial statement on Form 10-Q with the U.S. Securities and Exchange Commission.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These accounting policies have not significantly changed.
Recent Accounting Pronouncements
Adopted
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. We have included the references to the Codification, as appropriate, in these consolidated financial statements.

Issued but not yet adopted
In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its financial statements.
In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. This guidance must be applied to transfers occurring on or after the effective date. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.
In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.
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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
Net income (loss) attributable to common stockholders	$(1,901)	$5,516	$(5,154)	$(12,379)
Effect of Dilutive Securities:
Interest expense on convertible debt	—	187	—	—
Gain on convertible debt repurchase	—	(3,078)	—	—
Valuation adjustments	—	(3,567)	—	—

Net loss attributable to common stockholders and assumed conversion	$(1,901)	$(942)	$(5,154)	$(12,379)

Denominator:
Weighted-average common shares outstanding - basic	33,107	33,107	33,107	33,107
Dilutive effect of assumed conversion of convertible debt	—	724	—	—

Weighted-average common shares outstanding - diluted	33,107	33,831	33,107	33,107

Basic net income (loss) per share	$(0.06)	$0.17	$(0.16)	$(0.37)

Diluted net loss per share	$(0.06)	$(0.03)	$(0.16)	$(0.37)

The following outstanding options, warrants to purchase common stock and convertible senior subordinate notes were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	September 30,
	2009	2008
Options to purchase common stock	1,802	5,324
Warrants to purchase common stock	2,098	2,317
Convertible senior subordinated notes	—	542

Total	3,900	8,183

4. Comprehensive Income (Loss)
Comprehensive income (loss) combines net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain amounts that are reported as components of stockholders’ equity in the consolidated balance sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities. The Company’s comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(1,901)	$5,516	$(5,154)	$(12,379)
Change in unrealized gains/losses on investment securities	(3)	236	(276)	228

Comprehensive income (loss)	$(1,904)	$5,752	$(5,430)	$(12,151)

5. Investments
The following is a summary of available-for-sale investment securities at September 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
September 30, 2009
Certificates of deposit	$4,880	$—	$(3)	$4,877

December 31, 2008
Certificates of deposit	$3,649	$—	$—	$3,649
Common shares	—	273	—	273

	$3,649	$273	$—	$3,922

During the first quarter of 2009, the Company sold its remaining investment in Celltrion common stock. This transaction resulted in a realized gain of $357,000.
6. Assets Held For Sale
The Company has committed to a plan to sell the equipment related to its California manufacturing facility. These assets have met the criteria for, and have been classified as “held for sale” in accordance with ASC Topic 360. The Company uses the market approach to determine fair market value of its assets held for sale.
Based on subsequent impairment assessments of the facility, the Company estimated that the fair market value of the assets were less than the carrying value of the assets by $72,000 as of September 30, 2009 and $159,000 as of June 30, 2009, or $231,000 for the nine-months ended September 30, 2009, which was recorded as an impairment of assets held for sale in the statement of operations for the three and nine months ended September 30, 2009.
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
Total assets held for sale are as follows (in thousands):

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Nine Months	Identical	Observable	Unobservable	Total
	Ended	Assets	Inputs	Inputs	Gains
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets held for sale	$441	$—	$—	$441	$(231)
The Company’s measurement of the assets held for sale fair value as of September 30, 2009 incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The Company calculated the fair value of assets held for sale using a market value technique that relies on Level 3 inputs, including quoted prices for similar assets. Based on this analysis, the Company estimated that the fair value of the assets held for sale was $441,000. The Company recorded other-than-temporary impairments of $72,000 and $0.2 million in the income statement for the three and nine month periods ended September 30, 2009 to reflect assets held for sale at fair values.

7. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Employee benefits	$75	$154
Legal and professional fees	543	167
Deferred rent	397	318
Other	9	67

Total accrued and other current liabilities	$1,024	$706

8. Income Taxes
Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on net deferred tax assets. The gross amount of unrecognized tax benefits as of December 31, 2008 was $1.9 million, which if realized, $0.7 million will affect the effective tax rate and $1.2 million will not, due to the valuation allowance provided on deferred tax assets.
The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for and included in other long-term liabilities as of September 30, 2009 and December 31, 2008 was approximately $0.5 million and $0.5 million, which is consistent with the Company’s policy.
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
9. Stock-Based Compensation
The impact on consolidated results of operations of recording stock-based compensation was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Research and development	$—	$—	$—	$42
General and administrative	58	291	179	1,371

	$58	$291	$179	$1,413

10. Celltrion
VaxGen provided services to assist Celltrion with its operations under a Technical Support and Services Sub-Agreement. VaxGen was paid for out-of-pocket expenses and services rendered. VaxGen recognized $0.3 million of revenue from Celltrion during the nine months ended September 30, 2008. VaxGen no longer provides services to Celltrion. No revenue was recognized during the nine months ended September 30, 2009.
11. Contingencies
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

12. Fair Value Measurements
FASB ASC 820 — Fair Value Measurements and Disclosures specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:
•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
As of September 30, 2009, the fair value hierarchy of the Company’s marketable securities at fair value is summarized below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$600	$—	$—	$600
Certificates of deposit	—	250	—	250
Investment securities:
Certificates of deposit	—	4,877	—	4,877

Total Financial Assets	$600	$5,127	$—	$5,727

13. Subsequent Events
On October 14, 2009, the Company, OXiGENE, Inc. (OXiGENE), a wholly-owned subsidiary of OXiGENE, OXiGENE Merger Sub, Inc. (“Merger Sub”) and James Panek, as representative of VaxGen’s stockholders, entered into a definitive merger agreement pursuant to which OXiGENE will acquire VaxGen in exchange for common stock of OXiGENE. Upon closing of the transaction, VaxGen will merge with Merger Sub and become a wholly-owned subsidiary of OXiGENE, and VaxGen stockholders will become stockholders of OXiGENE.
At the closing of the transaction, OXiGENE will issue approximately 15.6 million shares of common stock in exchange for all outstanding shares of the Company’s common stock. The number of shares of common stock of OXiGENE to be issued may be decreased if the amount of net cash held by the Company at the closing of the merger is below the target amount. The Company currently estimates that its net cash at closing may be below the target amount of net cash, depending on the timing of the closing and the amount of Company expenses. The actual exchange ratio will be determined immediately prior to the closing of the Merger. In addition to the initial shares issued to VaxGen stockholders, OXiGENE will also place approximately 8.5 million shares of its common stock in escrow to be released to VaxGen stockholders contingent upon the occurrence of certain events over the two-year period following the closing. These events relate primarily to settlement of VaxGen’s obligations under its lease of facilities in South San Francisco, and to the potential award of a procurement contract to Emergent BioSolutions by the U.S. Government for which VaxGen is eligible to receive milestone and royalty payments in connection with Emergent BioSolutions’ May 2008 acquisition of VaxGen’s recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology.
In addition, as of the closing, all unexercised options to purchase shares of the Company’s common stock will terminate. All warrants to purchase shares of Company’s common stock which by their terms will survive the merger and which have not been cancelled prior to the merger will be assumed by OXiGENE, but will be converted into and become warrants to purchase shares of OXiGENE common stock on terms substantially identical to those in effect prior to the merger, except that the number of shares purchasable and exercise price shall be adjusted as set forth in such assumed warrants.
Consummation of the merger is subject to closing conditions, including among other things, (i) the effectiveness of a registration statement on Form S-4 with respect to the registration of the shares of OXiGENE common stock to be issued in the merger, (ii) approval and adoption of the merger agreement by the requisite vote of the Company stockholders at a special meeting to be called for such purpose, (iii) approval of the issuance of shares of OXiGENE common stock in connection with the merger by the requisite vote of the OXiGENE stockholders at a special meeting to be called for such purpose, (iv) the absence of a material adverse effect on the Company or OXiGENE between signing and closing, and (v) the absence of any third-party litigation in which the outcome would prevent or rescind the merger or would adversely affect OXiGENE’s ownership or control of the Company.

The Company has agreed not to (i) solicit or entertain proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, including the receipt of a “superior proposal”, as defined in the merger agreement, by the Company, enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions during the time between the execution of the merger agreement and the consummation of the merger.
The Merger Agreement contains certain termination rights for both the Company and OXiGENE, and further provides that, upon termination of the merger agreement under specified circumstances, including by VaxGen to pursue a superior transaction, as defined in the merger agreement (including a liquidation), or by OXiGENE to pursue a financing transaction with net proceeds of least $30 million, either party may be required to pay the other party a termination fee of $1,425,000 and to reimburse the other party’s expenses up to $325,000. In addition, in the event that the Company effects a liquidation within 180 days of the Company’s special meeting of stockholders held for the purposes of voting on the merger, it will be required to pay a termination fee of $712,500 and reimburse expenses.

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
We are considering various strategic transactions to return value to our stockholders. If we are unable to identify and complete a strategic transaction, we will liquidate. Please refer to Note 13, Subsequent Events, for a description of our proposed merger with OXiGENE. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Recent Developments
On October 14, 2009, we entered into a definitive merger agreement with OXiGENE, Inc., or OXiGENE, pursuant to which OXiGENE will acquire us in exchange for common stock of OXiGENE. Upon closing of the transaction, we will become a wholly- owned subsidiary of OXiGENE, and our stockholders will become stockholders of OXiGENE. Please refer to Note 13, Subsequent Events, for a description of our proposed merger with OXiGENE.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 18, 2009, for a description of our critical accounting policies. There have been no material changes to our policies since we filed that report.
RESULTS OF OPERATIONS
Comparison of Fiscal Quarters and Nine Months Ended September 30, 2009 and 2008
Revenues

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2009	2008	2009/2008	2009	2008	2009/2008
	(in thousands)			(in thousands)
Revenues	$—	$—	0%	$—	$293	-100%
Revenues for the nine months ended September 30, 2008 were primarily from service revenues earned as part of a consulting services agreement with Celltrion to provide technical assistance related to the design, engineering and start-up of Celltrion’s manufacturing facility. No services were provided to Celltrion for the nine months ended September 30, 2009.
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
Research and development expenses include the costs of internal personnel, outside contractors, allocated overhead and laboratory supplies. We ceased research and development activities during the first quarter of 2008 and therefore no research and development expenses were incurred during the second quarter of 2008 and the first nine months of 2009. We expect no research and development expenses to be incurred during the remainder of 2009.
General and administrative expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2009	2008	2009/2008	2009	2008	2009/2008
	(in thousands)			(in thousands)
General and administrative expenses	$1,865	$1,947	-4%	$5,484	$10,892	-50%
General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.
The decrease in general and administrative expenses of $0.1 million in the three months ended September 30, 2009 over the comparable period of 2008 was primarily due to lower labor and benefit costs, facilities and other expenses resulting from reductions in force ($0.4 million) partially offset from higher consultant and outside labor costs ($0.3 million) due to the proposed merger with OXiGENE.

The decrease in general and administrative expenses in the nine months ended September 30, 2009 over the comparable period of 2008 was primarily due to:
•	Labor and benefits, which decreased by $2.1 million primarily associated with the 2008 reductions in force;

•	Consultant and outside labor costs, which decreased by $2.6 million in 2009, following the termination of the proposed merger with Raven biotechnologies, inc., or Raven, pursuant to which we incurred $2.3 million in consultant and outside labor costs during the first nine months of 2008 partially offset by $0.6 million of consultant and outside labor costs incurred during the first nine months of 2009 resulting from the proposed merger with OXiGENE; and

•	Facilities costs, which decreased by $1.1 million due to the cessation of operations during the first nine months of 2008.
Restructuring expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2009	2008	2009/2008	2009	2008	2009/2008
	(in thousands)			(in thousands)
Restructuring expenses	$—	$328	-100%	$—	$1,313	-100%
During the three and nine months ended September 30, 2008, we reduced our workforce to reduce operating costs. Restructuring costs included employee termination and benefit costs.
Impairment of assets held for sale

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2009	2008	2009/2008	2009	2008	2009/2008
	(in thousands)			(in thousands)
Impairment of assets held for sale	$72	$—	0%	$231	$8,498	-97%
Based on subsequent impairment assessments of the facility, we estimated that the fair market value of the assets were less than the carrying value of the assets by $72,000 as of September 30, 2009 and $159,000 as of June 30, 2009, or $231,000 for the nine-months ended September 30, 2009, which was recorded as an impairment of assets held for sale in the statement of operations for the three and nine months ended September 30, 2009.
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

Other income (expense)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Interest expense	$(11)	$(202)	$(31)	$(1,571)
Interest income	43	334	206	1,582
Realized gain on sale of available for sale investments	—	—	357	—
Valuation adjustments	—	3,567	—	2,612
Gain on convertible debt repurchase	—	3,078	—	3,791
Gain on sale of Anthrax Program	—	1,000	—	3,000
Other	4	14	29	4

Total other income (expense), net	$36	$7,791	$561	$9,418

The decrease in other income, net, for the three months ended September 30, 2009 from the comparable period in 2008 was primarily due to:
•	Gain on the sale of our Anthrax Program of $1.0 million in the third quarter of 2008;

•	Valuation gain of $3.6 million in 2008 reflects the decrease in the fair value on mark-to-market adjustments related to the valuation of our outstanding derivatives on our 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, due to the repurchase of $22 million principal amount of the Notes;

•	Decreased interest income due to lower interest rates and lower overall cash, cash equivalents and investment balances primarily due to our repurchase of Convertible Notes during 2008; and

•	A partial offset of decrease in interest expense in 2009, following the repurchase of our Convertible Notes, during 2008.
The decrease in other income, net, for the nine months ended September 30, 2009 from the comparable period in 2008 was primarily due to:
•	Gain on the sale of our Anthrax Program of $3.0 million in the first nine months of 2008;

•	Gain of $3.8 million on the repurchase of $23.5 million principal amount of our Notes at a discount;

•	Valuation gain of $2.6 million in 2008 reflects the decrease in the fair value on mark-to-market adjustments related to the valuation of our outstanding derivatives on our 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, due to the repurchase of $22 million principal amount of the Notes;

•	Decreased interest income due to lower overall cash, cash equivalents and investment balances primarily due to our repurchase of Convertible Notes during 2008; and

•	A partial offset of decrease in interest expense in 2009, following the repurchase of our Convertible Notes, during 2008.
We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	2009	2008
	(in thousands)
As of September 30:
Cash, cash equivalents and investment securities	$34,010	$46,394
Working capital	34,014	46,709

Nine Months ended September 30:
Cash provided by (used in)
Operating activities	$(4,790)	$(8,745)
Investing activities	(695)	6,963
Financing activities	—	(18,790)
Our primary capital requirements for the nine months ended September 30, 2009 were operating costs. Through September 30, 2009, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction.
Net cash used in operating activities decreased to $4.8 million for the nine months ended September 30, 2009 from $8.7 million for the nine months ended September 30, 2008 and was primarily attributable to our reduced operating losses. The effect of non-cash items upon operating activities was significant in both the nine months ended September 30, 2009 and 2008 and included:
•	Depreciation expense of zero in 2009 and $0.6 million in 2008, reflecting the reclassification of equipment, furniture and fixtures to assets held for sale during the first nine months of 2008;

•	Impairment of assets held for sale of $0.2 million in 2009 and $8.5 million in 2008;

•	Valuation gain of $2.6 million in 2008 reflecting changes in the fair value of outstanding derivatives from the Convertible Notes;

•	Stock based compensation expense of $0.2 million in 2009 and $1.4 million in 2008.

•	Gain on redemption of the Convertible Notes of $3.8 million in 2008;

•	Gain on sale of Celltrion common stock of $0.4 million in 2009; and

•	$1.9 million of Raven merger costs capitalized at December 31, 2007 that were expensed as general and administrative expense during the nine months ended September 30, 2008.
The decrease in cash used in operating activities was also affected by the following:
•	Accounts payable, which decreased by $39,000 in 2009 and $2.1 million in 2008 primarily due to the timing of payments and the reduced level of operating activities; and

•	Accrued and other liabilities, which decreased by $0.3 million in 2009 and increased by $1.8 million in 2008 primarily due to $1.9 million of the costs of the proposed merger with Raven capitalized at December 31, 2007 that were expensed as general and administrative expense during the nine months ended September 30, 2008.
Net cash used in investing activities of $0.7 million in nine months ended September 30, 2009 was primarily attributable to activities relating to the purchase and sale of investment securities of $1.2 million, partially offset by proceeds from the sale of our Celltrion common stock of $0.4 million. Net cash provided by investing activities of $7.0 million in the nine months ended September 30, 2008 was primarily attributable to the and $1.3 million of net repayments of amounts loaned to Raven under the bridge loan, the net proceeds of $5.0 million from investment activity and the proceeds from the sale of assets held for sale of $0.6 million.
Net cash used in financing activities in the nine months ended September 30, 2008 was attributable to the repurchase of $23.5 million principal amount of Convertible Notes at a purchase price of $18.8 million.
At September 30, 2009, $34.0 million, or 92%, of our total assets consisted of cash, cash equivalents and investment securities. We had working capital of $34.0 million at September 30, 2009, compared to $46.7 million at September 30, 2008. This decrease in working capital is primarily due to the following:
•	Cash, cash equivalents and investments decreased by $12.4 million primarily due to our repurchase of Convertible Notes in 2008 and operating losses;

•	Assets held for sale decreased by $0.7 million primarily due to impairment charges; and
•	A partial offset by the elimination of the derivative liability of $0.9 million resulting from the repurchase of our Convertible Notes in 2008.
We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs and commitments through at least September 30, 2010. Our future capital requirements will depend on our ability to identify and complete additional business opportunities. We are considering various strategic transactions to return value to our stockholders. If we are unable to identify and complete an alternate strategic transaction, we will liquidate.
Off-Balance Sheet Arrangements
As of September 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recent Accounting Pronouncements
Adopted
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. We have included the references to the Codification, as appropriate, in these consolidated financial statements.
Issued but not yet adopted
In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its financial statements.
In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. This guidance must be applied to transfers occurring on or after the effective date. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.
In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable because we are a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive and financial officer has concluded our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Failure to complete our proposed merger with OXiGENE, Inc. could adversely affect our stock price and our future business and operations; provisions of the merger agreement may restrict our ability to operate our business.*
Our proposed merger with OXiGENE, Inc. is subject to the satisfaction of customary closing conditions, including approval by VaxGen and OXiGENE stockholders, and neither VaxGen nor OXiGENE can assure you that the merger will be completed.
In the event that the merger is not completed, we will be subject to costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and the payment of a termination fee under certain circumstances. In addition, if the merger is not approved by stockholders, we will need to pursue other strategic alternatives or liquidation, and the market price of our common stock could decline.
During the pendency of the merger, we are subject to restrictions on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the merger agreement. We may not be able to take advantage of alternative business opportunities and have agreed not to solicit or entertain proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions or an agreement or provide confidential information in connection with any proposals for alternative business combination transactions during the time between the execution of the merger agreement and the closing. The merger agreement contains termination rights for both us and OXiGENE, and provides that upon termination of the merger agreement under certain circumstances, either party may be required to pay the other party a termination fee of $1,425,000 and to reimburse the other party’s expenses up to $325,000. In addition, if we effect a liquidation within 180 days of the stockholders meeting that we will hold to request approval for the merger, we will be required to pay a termination fee of $712,500 and reimburse expenses. These restrictions could have the effect of deterring an alternative transaction.
In connection with the proposed merger, OXiGENE intends to file a proxy statement/prospectus with the Securities and Exchange Commission. The proxy statement/prospectus, as it may be amended or supplemented, contains or will contain important information about us, OXiGENE and the proposed merger and related matters. We urge all of our stockholders to read the proxy statement, as amended or supplemented, when it becomes available.
If our proposed merger with OXiGENE is completed, the number of shares of OXiGENE common stock that our stockholders will receive will depend on our net cash at closing and on the occurrence of certain future contingent events.*
The number of shares of common stock of OXiGENE to be issued to our stockholders as merger consideration will be increased or decreased based on the amount of net cash held by us at the closing of the merger. If our net cash at closing is below the target amount of net cash specified in the merger agreement, the number of OXiGENE shares that our stockholders will receive in the merger will be reduced. The actual exchange ratio will be determined immediately prior to the closing of the merger. In addition, our stockholders may receive in the aggregate up to an additional 8,457,548 shares of common stock of OXiGENE if certain contingencies are satisfied in the two-year period following the consummation of the merger. The contingencies relate to (i) the settlement or offset of all or a portion of our existing lease liability within two years, (ii) the non-realization of certain contingent liabilities of VaxGen within two years of closing, and (iii) the achievement of certain milestones under our asset purchase agreement with Emergent BioSolutions. Failure to achieve these contingent events, or if net cash at closing of the merger is less than the target amount, will result in our stockholders receiving fewer shares of OXiGENE common stock as merger consideration.

The costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company. *
We and OXiGENE estimate that we will incur aggregate direct transaction costs of approximately $2.7 million associated with the merger, and additional costs associated with the consolidation and integration of operations, which cannot be estimated accurately at this time. If the total costs of the merger exceed our estimates or the benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected.
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
If we do not complete the proposed merger with OXiGENE, we cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with a product pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs. We are unable to predict if we will be able to sell our remaining assets (principally, our manufacturing facility) or if such a sale can be consummated on favorable terms. We are also unable to predict if we will be able to assign, sub-lease or terminate the lease on the property containing our manufacturing facility, or if such actions can be consummated on favorable terms. If we are unable to complete the proposed merger with OXiGENE and are unable to identify and complete an alternate strategic transaction, our business will be liquidated.
We may use some or all of our remaining resources, including available cash, while we seek to identify a strategic transaction; we may fail to identify an appropriate transaction; our stockholders may vote against a proposed transaction; and even if a strategic transaction is completed, it may be unsuccessful in creating value for stockholders.
As a result of the termination of our SNS Contract, we have been evaluating strategic alternatives since January 2007. In November 2007 we entered into the Merger Agreement with Raven, which was terminated in March 2008 due to a lack of stockholder support. The process of identifying, negotiating and seeking stockholder approval to the proposed Raven merger was time consuming and expensive. For example, we recorded $2.3 million of costs, primarily professional fees, related to the proposed merger with Raven, during the year ended December 31, 2008. In October 2009 we entered into the merger agreement with OXiGENE. The proposed merger with OXiGENE is subject to satisfaction of a number of conditions, including approval of stockholders of both companies.
We cannot predict whether the proposed merger with OXiGENE or any other transaction we may identify will either provide us with a pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction, once identified, would be approved by our stockholders or consummated on favorable terms. Significant ownership of our common stock is concentrated among several large stockholders and those stockholders may vote against a transaction, even if our board of directors and management view the transaction as beneficial. We may use a portion or all of our remaining resources seeking to identify and complete a strategic transaction, but ultimately be unable to do so. Even if completed, such a transaction may not provide us with a pipeline or return value to our stockholders, and either outcome could cause our stockholders to lose some or all of their investment in our common stock.

We may need to raise additional capital to support our operations and in order to continue as a going concern if we successfully complete a strategic transaction. *
We believe that our existing cash, cash equivalents and investment securities as of September 30, 2009 will be sufficient to meet our projected operating requirements through at least September 30, 2010. In addition to our workforce reductions, the termination of our rPA102 and smallpox development activities and the sale of our assets related to rPA102, we are exploring strategic alternatives. Our restructuring measures implemented to date and any future transactions may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock, thereby limiting our ability to raise additional funds or consummate a strategic transaction.
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
Several times during 2007 and 2008 we implemented restructurings resulting in the reduction of our workforce. As of September 30, 2009, we had only three employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals will be critical to our success if we rebuild our business. Our ability to recruit new employees may be diminished as a result of the restructurings we have implemented. If we rebuild our business and need to recruit qualified personnel, including scientific staff and scientific advisors, we may be unable to attract or retain key personnel on acceptable terms, if at all.
We have only a limited operating history and we expect to continue to generate operating losses.*
To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At September 30, 2009, we had an accumulated deficit of $272.4 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. If implemented, we expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.
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
Pursuant to Rule 144, generally, a non-affiliated stockholder who has satisfied a nine-month holding period may, under certain circumstances, sell restricted securities without any limitation. Certain of those stockholders who purchased shares of our common stock in our November 2004 and February 2006 private placements are eligible to conduct sales under Rule 144. Any substantial sale of our common stock under effective resale registration statement or pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.
Our stock price is likely to be volatile. *
Currently, our common stock is quoted on the OTCBB. Stocks traded on the OTCBB typically are subject to greater volatility than stocks traded on stock exchanges, such as the Nasdaq Global Market or the Nasdaq Capital Market, due to the fact that OTCBB trading volumes are generally significantly less than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and September 30, 2009, the closing price of our common stock has ranged from a high of $18.55 per share to a low of $0.33 per share.
Our stock price could continue to be subject to wide fluctuations in response to a variety of factors, including:
•	timing and consistency of filing financial statements;

•	announcements or speculation about the proposed merger with OXiGENE or any other strategic transactions we may pursue;

•	changes in financial estimates by securities analysts and our failure to meet or exceed such estimates;

•	rumors about our business prospects or product development efforts ;

•	issuances of debt or equity securities;

•	issuances of securities or the expectation of the issuance of securities as part of a merger or other strategic transaction;

•	actual or expected sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants;

•	developments in or the outcome of litigation against us; and

•	other events or factors, many of which are beyond our control.
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
Our charter documents and Delaware law may discourage an acquisition of us.*
Provisions of our certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. Our by-laws also provide that special stockholders meetings may be called only by our Chairman of the board of directors, by our Chief Executive Officer or by our board of directors, with the result that any third-party takeover not supported by the board of directors or our then-serving Chief Executive Officer could be subject to significant delays and difficulties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K:
The following exhibits are filed as part of this report:

		Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated October 14, 2009, by and among OXiGENE, Inc., OXiGENE Merger Sub, Inc. and VaxGen, Inc.	8-K	000-26483	10-15-09	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

31.1	Rule 13a-14(a)/15d-14(a) Certification	10-Q				X

32.1	Section 1350 Certification	10-Q				X
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.
Dated: November 3, 2009	By:	/s/ James P. Panek
James P. Panek
President (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

2.1	Agreement and Plan of Merger, dated October 14, 2009, by and among OXiGENE, Inc., OXiGENE Merger Sub, Inc. and VaxGen, Inc.	8-K	000-26483	10-15-09	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

31.1	Rule 13a-14(a)/15d-14(a) Certification	10-Q				X

32.1	Section 1350 Certification	10-Q				X