Form 10-K
period 2009-12-31
VAXGEN INC
filed 2010-03-29
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common Stock,
$0.01 par value per share

Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐   No   ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐   No   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐   No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☑
The aggregate market value of the registrant’s stock held by non-affiliates of the registrant on June 30, 2009 was $11.7 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.
The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of March 25, 2010 was 33,106,523.

PART I
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which are subject to the “safe harbor” created by those sections. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in Item 1A. — Risk Factors herein. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments. When used in this report, unless otherwise indicated, the “Company,” “we,” “our” and “us” refers to VaxGen, Inc., or VaxGen.
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
VaxGen was incorporated on November 27, 1995. From 1995 through 2004, VaxGen was developing vaccine candidates to prevent or reduce HIV infection. These HIV vaccine candidates failed to succeed in two phase three studies, and in 2004 VaxGen licensed its HIV vaccine candidates to Global Solution for Infectious Disease. VaxGen retains certain rights to commercialize these vaccine candidates in the event that they are successfully licensed in the future.
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
We discontinued clinical development of our anthrax vaccine candidate, rPA102, after HHS terminated our SNS Contract in December 2006. In May, 2008, the Company completed the sale of all assets and rights related to its recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology to Emergent BioSolutions, Inc., or Emergent. Under the terms of the transaction, Emergent paid VaxGen $2.0 million upon execution of the definitive agreement, an additional $1.0 million milestone payment during the third quarter of 2008, and may be obligated to pay VaxGen up to an additional $7.0 million in milestone payments, plus specified percentages of future net sales for 12.5 years beginning from the first commercial sale. The Company recorded $3.0 million as other income during the year ended December 31, 2008 for the sale of the Anthrax Program. In December 2009, HHS withdrew the pending Request for Proposal, (RFP) for the procurement of a second generation anthrax vaccine, such as rPA102, delaying indefinitely the potential commercialization and associated payments under this asset sale agreement.
In addition, in June 2007 we terminated our contract with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions, and as a result have no remaining internal capability to discover or develop product candidates. We had research and development costs of zero, $1.4 million and $19.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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

In connection with the Raven Merger Agreement, the Company also entered into a Bridge Loan with Raven, which provided for the Company to lend Raven up to $6 million in cash in the aggregate, beginning December 1, 2007. In March 2008, due to a lack of stockholder support for the transaction, VaxGen and Raven agreed to terminate the Merger Agreement and amend the terms of VaxGen’s Bridge Loan to Raven. The balance on the Bridge Loan was paid in full in 2008. The Company recorded in general and administrative expenses, $2.3 million of costs, primarily professional fees related to the proposed merger with Raven during the year ended December 31, 2008.
In April 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. During August 2008, the Company further reduced its remaining workforce by 25 percent. The Company incurred restructuring costs of approximately $1.3 million for one-time termination costs during the year ended December 31, 2008. (See Note 4 to the Consolidated Financial Statements included herein.)
In October 2009, the Company and OXiGENE, Inc., or OXiGENE, entered into a definitive merger agreement pursuant to which a wholly-owned subsidiary of OXiGENE would merge with VaxGen, such that VaxGen would become a wholly-owned subsidiary of OXiGENE, and in exchange VaxGen’s stockholders would receive common stock of OXiGENE. OXiGENE is a publicly-traded development-stage biopharmaceutical company. On February 3, 2010, the Company’s stockholders failed to approve the merger. VaxGen recorded $1.2 million of costs, primarily professional fees, related to the proposed merger with OXiGENE during the year ended December 31, 2009.
As a result of the termination of the proposed merger with OXiGENE, the Company is considering various alternate strategic transactions to return value to its stockholders. If the Company is unable to identify and complete an alternate strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
During June and December 2006, we received aggregate gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock to Nexol and affiliates of Nexol. As a result, we were no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and beginning July 1, 2006, we accounted for our investment in Celltrion under the cost method. At December 31, 2007, we held a nominal ownership interest in Celltrion. During 2008, a public market developed for Celltrion common stock in the Republic of Korea. During 2009 we sold our remaining investment in Celltrion common stock. This transaction resulted in a realized gain of $357,000.
Manufacturing Facility
We lease a 65,000 square-foot facility in South San Francisco, California of which approximately 15,000 square feet is dedicated to biologics manufacturing. The remainder of this facility contains laboratories, office and expansion space. We lease this facility from a third party, and we are the sole occupant. The facility was designed for the flexible manufacture of biopharmaceutical products including those grown in bacteria, as well as products produced in mammalian cell culture, such as monoclonal antibody products. Following the termination of the proposed merger with Raven, we determined that it was not economical to retain the facility and began exploring alternatives, including the sale of the equipment and assignment or sub-lease of the property.
Employees
As of December 31, 2009, we had three employees. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good. Our finance and accounting group engages consultants providing service equivalent to approximately one full time employee. We engage additional consultants as necessary.

Segment Information
We historically have operated in one business segment, the development of vaccines that immunize against infectious disease. All of our operating assets are located in the United States of America. Substantially all of our revenue has been derived from federal government contracts and grants, primarily from HHS, NIH and related entities.
Other Information
We were incorporated in Delaware in November 1995. Our principal executive office is located at 379 Oyster Point Boulevard, Suite 10, South San Francisco, California 94080, and our telephone number is (650) 624-1000. Our website is http://www.vaxgen.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available, free of charge, on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.
Our code of ethics for the employees, officers and directors of the Company is available, free of charge, on our website, http://www.vaxgen.com, or by written request to VaxGen’s Corporate Secretary, 379 Oyster Point Boulevard, Suite 10, South San Francisco, California 94080. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
We discontinued clinical development of our anthrax vaccine candidate, rPA102, after HHS terminated our Strategic National Stockpile (SNS) Contract in December 2006. In addition, in June 2007 we terminated our contract with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions, and as a result have no remaining internal capability to discover or develop product candidates. Following the termination of our SNS Contract, we evaluated strategic alternatives and retained a financial advisor. As a result of this process, we entered into the Merger Agreement with Raven on November 12, 2007, which was subsequently terminated by mutual agreement on March 28, 2008 due to a lack of stockholder support, and entered into a merger agreement with OXiGENE in October 2009, which was not approved by our stockholders.
We cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with a product pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs. We are unable to predict if the Company will be able to sell its remaining assets (principally, its manufacturing facility and equipment) or if such a sale can be consummated on favorable terms. We are also unable to predict if the Company will be able to assign, sub-lease or terminate the lease on the property containing its manufacturing facility, or if such actions can be consummated on favorable terms. If we are unable to identify and complete an alternate strategic transaction, our business will be liquidated.
We may use some or all of our remaining resources, including available cash, while we seek to identify a strategic transaction; we may fail to identify an appropriate transaction; our stockholders may vote against a proposed transaction; and even if a strategic transaction is completed, it may be unsuccessful in creating value for stockholders.

As a result of the termination of our SNS Contract, we have been evaluating strategic alternatives since January 2007. In November 2007 we entered into a merger agreement with Raven, which was terminated in March 2008 due to a lack of stockholder support. The process of identifying, negotiating and seeking stockholder approval to the proposed Raven merger was time consuming and expensive. For example, we recorded $2.3 million of costs, primarily professional fees, related to the proposed merger with Raven, during the year ended December 31, 2008. In October 2009 we entered into a merger agreement with OXiGENE, and in February 2010 our stockholders failed to approve the merger. The process of identifying, negotiating and seeking stockholder approval to the proposed OXiGENE merger was time consuming and expensive, and we recorded $1.2 million of costs, primarily professional fees, related to the proposed merger with OXiGENE, during the year ended December 31, 2009.
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
We may be unable to satisfactorily settle our lease obligation or sublease our manufacturing facility.
We lease a 65,000 square-foot facility in South San Francisco, California of which approximately 15,000 square feet is dedicated to biologics manufacturing. The remainder of this facility contains laboratories, office and expansion space. We are the sole occupant. Following the termination of our proposed merger with Raven, we determined that it was not economical to retain the facility and began exploring alternatives, including the sale of the equipment and assignment or sub-lease of the property. To date, we have been unable to assign or sub-let this property. The lease on this property terminates in December 2016, and our remaining lease commitment, as of December 31, 2009, was $17.6 million. Continued failure or inability to assign or reach an agreement to terminate the lease or execute a sublease on terms favorable to us may adversely affect our ability to complete a strategic transaction due to the ongoing lease obligation that an acquirer may be required to assume, or may significantly limit proceeds available for distribution in a liquidation.
We may need to raise additional capital to support our operations and in order to continue as a going concern if we successfully complete a strategic transaction.
We believe that our existing cash, cash equivalents and investment securities as of December 31, 2009 will be sufficient to meet our projected operating requirements through at least December 31, 2010 and we are exploring strategic alternatives. Our restructuring measures implemented to date and any future transactions may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock, thereby limiting our ability to raise additional funds or consummate a strategic transaction.
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
Several times during 2007 and 2008 we implemented restructurings resulting in the reduction of our workforce. As of December 31, 2009, we had only three employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals will be critical to our success if we rebuild our business. Our ability to recruit new employees may be diminished as a result of the restructurings we have implemented. If we rebuild our business and need to recruit qualified personnel, including scientific staff and scientific advisors, we may be unable to attract or retain key personnel on acceptable terms, if at all.

We have only a limited operating history and we expect to continue to generate operating losses.
To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At December 31, 2009, we had an accumulated deficit of $273.4 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.
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
Our Board of Directors has the authority to establish the designation of almost 20,000,000 shares of preferred stock that are convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. In February 2006, we raised net proceeds of $25.2 million through a private placement of 3.5 million shares of common stock at $7.70 per share to a group of accredited institutional investors. We also issued to the investors five-year warrants initially exercisable to purchase 698,637 shares of common stock at an exercise price of $9.24 per share. Because we did not file all of our delinquent periodic reports with the SEC by January 31, 2007, the warrants became exercisable for an additional 698,630 shares of common stock, at a price of $9.24 per share. If we complete a strategic transaction, we may raise additional funds through public or private offerings of our preferred stock or our common stock, or through issuance of debt securities that are convertible into shares of our common stock. The issuance of additional shares of our common stock, or conversion of preferred stock or debt securities into shares of common stock, would further dilute the percentage ownership of our stockholders.

Shares of our common stock eligible for future sale may adversely affect the market for our common stock.
Shares of our common stock issued in a private placement in February 2006 were registered for resale under a registration statement, which was declared effective by the SEC in February 2008. In addition, pursuant to Rule 144, generally, a non-affiliated stockholder who has satisfied a six-month holding period may, under certain circumstances, sell restricted securities without any limitation. Certain stockholders who purchased shares of our common stock in our November 2004 and February 2006 private placements are eligible to conduct sales under Rule 144. Any substantial sale of our common stock under effective resale registration statement or pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.
Our stock price is likely to be volatile.
Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Global Market or the NASDAQ Capital Market, due to the fact that OTC trading volumes are generally significantly less than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and December 31, 2009, the closing price of our common stock has ranged from a high of $18.55 per share to a low of $0.33 per share.
Our stock price could continue to be subject to wide fluctuations in response to a variety of factors, including:
•	timing and consistency of filing financial statements;

•	changes in financial estimates by securities analysts and our failure to meet or exceed such estimates;

•	rumors about our business prospects or product development efforts;

•	issuances of debt or equity securities;

•	issuances of securities or the expectation of the issuance of securities as part of a merger or other strategic transaction;

•	actual or expected sales by our stockholders of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants;

•	developments in or the outcome of litigation against us; and

•	other events or factors, many of which are beyond our control.
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
Provisions of our certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our Board of Directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. Our charter and bylaws also provide that special stockholders meetings may be called only by our Chairman of the Board of Directors, by our Secretary at the written request of the Chairman or by our Board of Directors, with the result that any third-party takeover not supported by the Board of Directors could be subject to significant delays and difficulties.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 65,000 square feet of laboratory, office and manufacturing space in South San Francisco, California. Our South San Francisco lease terminates in December 2016; however, we have options to renew it for two additional five-year periods. We are evaluating our future use of these facilities.
Item 3. Legal Proceedings
Beginning on October 23, 2009, several putative stockholder class action lawsuits were filed against the Company, members of its Board of Directors, OXiGENE and OXiGENE Merger Sub, Inc. in the Superior Court of California, County of San Mateo in connection with the proposed merger with OXiGENE. The complaints, styled respectively Jensen v. Panek et al., Case No. CIV 488075; Ming v. VaxGen, Inc. et al., Case No. CIV 489164; and Hawes v. VaxGen, Inc. et al., Case No. CIV 489313, allege, among other things, that the members of the Company’s Board of Directors violated their fiduciary duties by failing to maximize value for the Company’s stockholders when negotiating and entering into the merger agreement with OXiGENE. The complaints also allege that the Company and OXiGENE aided and abetted those purported breaches. The plaintiffs seek, among other things, to enjoin the acquisition of the Company by OXiGENE or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved. On February 3, 2010, the Company held a special meeting of stockholders at which the proposed merger failed to receive sufficient votes to be approved. Accordingly, the plaintiffs have informed the Company that they expect to dismiss the action without prejudice in the near future. Since we do not believe that a significant adverse result in this litigation is probable and since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter.
On or about July 7, 2009, the Company filed an action in California Superior Court for San Mateo County against Firstenberg Machinery Company alleging claims for breach of contract and common count arising out of Firstenberg Machinery Company’s failure to remit to the Company the proceeds from Firstenberg Machinery Company’s sale on consignment of certain equipment, machinery and other property of the Company pursuant to a Sales Representative Agreement between the parties. The complaint seeks compensatory damages of at least $77,800. On November 24, 2009, Firstenberg Machinery Company filed an answer to the complaint, denying the Company’s allegations, and a cross-complaint against the Company, alleging claims for breach of the Sales Representative Agreement, breach of the implied covenant of good faith and fair dealing, unfair business practices, negligent misrepresentation and promissory estoppel. The cross-complaint seeks unspecified damages in excess of $231,000. The Company believes that it has valid defenses to the claims alleged in the cross-complaint and intends to vigorously defend against them.
Item 4. Removed and Reserved
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is quoted on the OTC Bulletin Board under the symbol VXGN.OB.
The following table lists quarterly information on the high and low closing sales prices for our common stock for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

	High	Low

Fiscal 2009:
Fourth Quarter	$0.73	$0.44
Third Quarter	$0.74	$0.45
Second Quarter	$0.52	$0.42
First Quarter	$0.49	$0.34

Fiscal 2008:
Fourth Quarter	$0.55	$0.33
Third Quarter	$0.72	$0.50
Second Quarter	$0.68	$0.43
First Quarter	$0.70	$0.42
As of March 25, 2010, there were 350 holders of record of our common stock.
Performance Measurement Comparison (1)
The following graph shows a comparison of total stockholder return for holders of the Common Stock from December 31, 2004 through December 31, 2009 compared with the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the RDG MicroCap Biotechnology Index© . The RDG MicroCap Biotechnology Index © is composed of U.S. publicly traded biotechnology companies with a market capitalization of up to $300 million. This graph is presented pursuant to SEC rules. The Company believes that, while total stockholder return can be an important indicator of corporate performance, the stock prices of biopharmaceutical stocks like that of the Company are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other biopharmaceutical stocks. As a result of the Company’s inability to timely file financial statements, the Company was delisted effective August 9, 2004 from NASDAQ. Since that time, the Company’s common stock has traded OTC and was quoted on the Pink Sheets under the symbol VXGN.PK until March 12, 2008, when it began to be quoted on the OTC Bulletin Board under the symbol VXGN.OB. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09
VaxGen, Inc.	100.00	51.47	11.18	3.24	2.53	2.88
NASDAQ Composite	100.00	101.41	114.05	123.94	73.43	105.89
NASDAQ Biotechnology	100.00	117.54	117.37	121.37	113.41	124.58
RDG MicroCap Biotechnology	100.00	78.32	57.31	36.04	16.68	17.65

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
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
Statement of Operations Data:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
				(A)	(B)
Revenues:
Research contracts and grants	$—	$—	$4,098	$13,205	$29,073
Other services	—	293	913	—	—
Related party services	—	—	—	1,631	866

Total revenues	—	293	5,011	14,836	29,939

Operating expenses:
Research and development	—	1,387	19,653	49,001	64,230
General and administrative	7,280	12,700	20,437	27,683	32,905
Impairment of/loss on assets held for sale	306	8,848	—	—	—
Impairment of property and equipment	—	—	10,681	—	—
Restructuring	—	1,314	5,374	—	—

Total operating expenses	7,586	24,249	56,145	76,684	97,135

Loss from operations	(7,586)	(23,956)	(51,134)	(61,848)	(67,196)

Other income (expense)
Interest expense	(132)	(1,901)	(2,447)	(2,470)	(2,360)
Interest and other income	289	1,839	4,681	2,239	967
Valuation adjustments	—	3,500	4,720	(5,295)	(1,129)
Realized gain on sale of available for sale investments	357	—	—	—	—
Gain on convertible debt repurchase		4,915	—	—	—
Gain on sale of Anthrax Program	—	3,000	—	—	—
Equity in loss of affiliate	—	—	—	(5,290)	(2,370)
Gain on foreign currency transactions	—	—	—	7,454	825
Gain on sale of investment in affiliate	—	—	—	104,012	11,196

Total other income (expense), net	514	11,353	6,954	100,650	7,129

Income (loss) before taxes	(7,072)	(12,603)	(44,180)	38,802	(60,067)
Provision for (benefit of) income taxes	(864)	(40)	—	1,210	—

Net income (loss)	(6,208)	(12,563)	(44,180)	37,592	(60,067)
Net loss attributable to noncontrolling interests	—	—	—	—	4,109

Net income (loss) attributable to VaxGen	$(6,208)	$(12,563)	$(44,180)	$37,592	$(55,958)

Net income (loss) per share, basic and diluted	$(0.19)	$(0.38)	$(1.33)	$1.15	$(1.89)

Shares used in computing net income (loss) per share:
Basic	33,107	33,107	33,107	32,723	29,599

Diluted	33,107	33,107	33,107	32,797	29,599

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
				(A)	(B)

Cash, cash equivalents and investment securities	$32,339	$38,540	$71,615	$97,743	$17,026
Working capital	32,589	39,334	65,004	89,761	1,638
Property and equipment	—	—	10,806	28,417	32,275
Investment in affiliate	—	—	—	—	17,761
Total assets	35,142	42,097	89,965	142,060	81,833
Derivative liabilities	—	—	3,500	8,220	2,925
Convertible senior subordinated notes	—	—	30,679	30,321	29,965
Non-current obligations	—	—	—	—	—
Non-controlling interest in variable interest entity	—	—	—	—	—
Total stockholders’ equity	29,978	36,219	47,039	89,061	24,145

(A)	Reflects adoption of the fair value recognition provisions of ASC 718, Share-Based Payment. Refer to Note 2 in the accompanying Consolidated Financial Statements for further discussion. Also reflects accounting for our investment in Celltrion under the equity method for the six months ended June 30, 2006 and under the cost method for the six months ended December 31, 2006.

(B)	Reflects the consolidation of Celltrion from January 1, 2005 through June 30, 2005 and the deconsolidation of Celltrion effective July 1, 2005.
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
VaxGen was incorporated on November 27, 1995. From 1995 through 2004, VaxGen was developing vaccine candidates to prevent or reduce HIV infection. These HIV vaccine candidates failed to succeed in two phase three studies, and in 2004 VaxGen licensed its HIV vaccine candidates to Global Solution for Infectious Disease. VaxGen retains certain rights to commercialize these vaccine candidates in the event that they are successfully licensed in the future.
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
We discontinued clinical development of our anthrax vaccine candidate, rPA102, after HHS terminated our SNS Contract in December 2006. In May, 2008, the Company completed the sale of all assets and rights related to its recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology to Emergent BioSolutions, Inc., or Emergent. Under the terms of the transaction, Emergent paid VaxGen $2.0 million upon execution of the definitive agreement, an additional $1.0 million milestone payment during the third quarter of 2008, and may be obligated to pay VaxGen up to an additional $7.0 million in milestone payments, plus specified percentages of future net sales for 12.5 years beginning from the first commercial sale. The Company recorded $3.0 million as other income during the year ended December 31, 2008 for the sale of the Anthrax Program. In December 2009, HHS withdrew the pending Request for Proposal, (RFP) for the procurement of a second generation anthrax vaccine, such as rPA102, delaying indefinitely the potential commercialization and associated payments under this asset sale agreement.

In addition, in June 2007 we terminated our contract with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions, and as a result have no remaining internal capability to discover or develop product candidates. We had research and development costs of zero, $1.4 million and $19.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
In connection with the Raven Merger Agreement, the Company also entered into a Bridge Loan with Raven, which provided for the Company to lend Raven up to $6 million in cash in the aggregate, beginning December 1, 2007. In March 2008, due to a lack of stockholder support for the transaction, VaxGen and Raven agreed to terminate the Merger Agreement and amend the terms of VaxGen’s Bridge Loan to Raven. The balance on the Bridge Loan was paid in full in 2008. The Company recorded in general and administrative expenses, $2.3 million of costs, primarily professional fees related to the proposed merger with Raven during the year ended December 31, 2008.
In April 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. During August 2008, the Company further reduced its remaining workforce by 25 percent. The Company incurred restructuring costs of approximately $1.3 million for one-time termination costs during the year ended December 31, 2008. (See Note 4 to the financial statements included herein.)
In October 2009, the Company and OXiGENE, Inc., or OXiGENE, entered into a definitive merger agreement pursuant to which a wholly-owned subsidiary of OXiGENE would merge with VaxGen, such that VaxGen would become a wholly-owned subsidiary of OXiGENE, and in exchange VaxGen’s stockholders would receive common stock of OXiGENE. OXiGENE is a publicly-traded development-stage biopharmaceutical company. On February 3, 2010, the Company’s stockholders failed to approve the merger. VaxGen recorded $1.2 million of costs, primarily professional fees, related to the proposed merger with OXiGENE during the year ended December 31, 2009.
As a result of the termination of the proposed merger with OXiGENE, the Company is considering various alternate strategic transactions to return value to its stockholders. If the Company is unable to identify and complete an alternate strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
During June and December 2006, we received aggregate gross proceeds of $130.3 million from the sale of substantially all of our Celltrion common stock to Nexol and affiliates of Nexol. As a result, we were no longer entitled to hold two seats on Celltrion’s Board of Directors or appoint a Representative Director. Accordingly, we no longer had the ability to exercise significant influence over operating and financial policies of Celltrion, and beginning July 1, 2006, we accounted for our investment in Celltrion under the cost method. At December 31, 2007, we held a nominal ownership interest in Celltrion. During 2008, a public market developed for Celltrion common stock in the Republic of Korea. During 2009 we sold our remaining investment in Celltrion common stock. This transaction resulted in a realized gain of $357,000.
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
Subsequent Events
In October 2009, VaxGen and OXiGENE entered into a definitive merger agreement pursuant to which a wholly-owned subsidiary of OXiGENE would merge with VaxGen, such that VaxGen would become a wholly-owned subsidiary of OXIGENE, and in exchange VaxGen’s stockholders would receive common stock of OXiGENE. On February 3, 2010, the Company’s stockholders failed to approve the merger.
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
For non-government arrangements, the Company recognizes revenues in accordance with FASB Accounting Standards Codification (“ASC”), ASC 605, Revenue Recognition, as amended and interpreted. In such instances, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured.
Property and Equipment
We estimate that the undiscounted future cash flows expected to result from the use of property and equipment compare it to the current carrying value of these assets. Any adverse change in the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results if the fair market value of the assets is less than the net book value. We estimate useful lives for our assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and we assess commercial viability of these assets periodically.
For the year ended December 31, 2007, we recorded an impairment charge of $10.7 million triggered by the Merger Agreement with Raven signed in November 2007 as well as an October 2007 lease amendment. The impairment recognized the write-down of the manufacturing facility, equipment, certain software and leasehold improvements. The Company estimated the fair market value of the impaired assets related to the Merger Agreement based on estimated realizable value upon sale of the facility determined by discussions with sales agents and efforts to date in the marketing of the facility; discussions with resellers relating to the manufacturing equipment.

During 2008 the Company committed to a plan to sell the equipment and leasehold improvements related to its California manufacturing facility. These assets met the criteria for, and have been classified as “held for sale” in accordance with ASC 360-10-35-15, Impairment of Long-Lived Assets.
Assets Held for Sale
We use the criteria in ASC 360-10-35-15, Impairment of Long-Lived Assets, to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the ASC 360-10-35-15 criteria for classification as “held for sale” within the Consolidated Balance Sheets, we do not retrospectively adjust prior period balance sheets to conform to current year presentation.
During 2008, we committed to a plan to sell our equipment and leasehold improvements related to our California manufacturing facility. These assets met the criteria for, and were classified as “held for sale” in accordance with ASC 360-10-35-15.
Valuation of Derivative Instruments
We valued certain embedded features issued in connection with the financing of our Notes in 2005 as a derivative liability. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of this liability include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. Of these valuation parameters, management’s assessment of the probability of a change in control is the most subjective and also has the greatest influence on fair value. At December 31, 2008, due to our repurchase of the entire $31.5 million of Notes, the derivative liability was reduced to zero.
Stock-Based Compensation Expense
We account for stock-based compensation using the fair value recognition provisions of ASC 718, Share-Based Payment, which was adopted using the modified-prospective transition method effective January 1, 2006. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. Management determined the expected stock price volatility assumption based upon our historical volatility. We believe this method of computing volatility is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. The expected term of options granted was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Notes 2 and 10 to the Consolidated Financial Statements for more information regarding stock-based compensation.
Income Taxes
Effective January 1, 2007, we adopted the provisions of the ASC 740, Accounting for Uncertainty in Income Taxes. See Note 11 to the Consolidated Financial Statements for more information regarding our income tax policies. We have filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, deductibility of certain expenses, expenses included in our research and development tax credit computations, as well as other matters. Although the outcome of tax audit is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. We regularly assess the tax positions for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. We believe that the ultimate outcome of these matters will not have a material impact on our financial position, financial operations or liquidity.

RESULTS OF OPERATIONS
Comparison of Years Ended December 31, 2009, 2008 and 2007
Revenue

	Year Ended December 31,			Annual Percent Change
	2009	2008	2007	2009/2008	2008/2007
	(in thousands)

Research contracts and grants	$—	$—	$4,098	*	-100%
Other services	—	293	913	-100%	-68%

Total revenues	$—	$293	$5,011	-100%	-94%

*	Calculation not meaningful
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
Revenues earned in one period are not indicative of revenues to be earned in future periods. We do not expect any revenues in 2010.
Research and development expenses

	Year Ended December 31,			Annual Percent Change
	2009	2008	2007	2009/2008	2008/2007
	(in thousands)
Research and development expenses	$—	$1,387	$19,653	-100%	-93%
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
We ceased research and development activities during the first quarter of 2008 and therefore no research and development expenses were incurred during 2009.
The decrease in research and development expenses in 2008 compared to 2007 was primarily due to:
•	Labor and related expenses, which decreased by $5.8 million primarily due to no research and development expenses incurred after the first quarter of 2008 and decreased headcount following multiple reductions in force during 2007 and 2008; and

•	Facilities and overhead costs, which decreased by $12.4 million due to reduced operations and consolidation of facilities during the first quarter of 2008 and no research and development expenses incurred after the first quarter of 2008.
We expect to incur no research and development expenses during 2010.
General and administrative expenses

	Year Ended December 31,			Annual Percent Change
	2009	2008	2007	2009/2008	2008/2007
	(in thousands)
General and administrative expenses	$7,280	$12,700	$20,437	-43%	-38%
General and administrative expenses consist primarily of compensation costs, occupancy costs including depreciation expense, fees for accounting, legal and other professional services and other general corporate expenses.

The decrease in general and administrative expenses of $5.4 million for 2009 over 2008 was primarily due to lower labor and benefit costs from reduced headcount in 2009 resulting from the 2008 reductions in force ($2.2 million) and lower outside labor costs ($2.3 million). The 2008 outside labor expenses included costs incurred in connection with the proposed merger with Raven which was partially offset by $1.2 million of outside labor expenses incurred in connection with the proposed merger with OXiGENE.
The decrease in general and administrative expenses in 2008 compared to 2007 was primarily due to:
•	Labor and benefits, which decreased by $2.4 million primarily associated with the 2007 and 2008 reductions in force; and

•	Consultant and outside labor costs, which decreased by $4.5 million due to non-recurring costs incurred during 2007 to file multiple SEC filings.
We expect quarterly general and administrative expenses to decrease during 2010 due to the termination of our proposed merger agreement with OxiGene.
Impairment of/loss on Assets Held for Sale

	Year Ended December 31,			Annual Percent Change
	2009	2008	2007	2009/2008	2008/2007
	(in thousands)
Impairment of/loss on assets held for sale	$306	$8,848	$—	-97%	*

*	Calculation not meaningful
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
During the year, the Company sold assets held for sale of $131,000, recorded impairment charges of/loss on assets held for sale of $306,000, resulting in assets held for sale of $356,000 at December 31, 2009.
Impairment of Property and Equipment

	Year Ended December 31,			Annual Percent Change
	2009	2008	2007	2009/2008	2008/2007
	(in thousands)
Impairment of property and equipment	$—	$—	$10,681	*	-100%

*	Calculation not meaningful
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
Restructuring

	Year Ended December 31,			Annual Percent Change
	2009	2008	2007	2009/2008	2008/2007
	(in thousands)
Restructuring expense	$—	$1,314	$5,374	-100%	-76%

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
Other income (expense)

	Year Ended December 31,			Annual Percent Change
	2009	2008	2007	2009/2008	2008/2007
	(in thousands)
Interest expense	$(132)	$(1,901)	$(2,447)	-93%	-22%
Interest income	242	1,815	4,595	-87%	-61%
Valuation adjustments	—	3,500	4,720	-100%	-26%
Realized gain on sale of available for sale investments	357	—	—	*	*
Gain on convertible debt repurchase	—	4,915	—	-100%	*
Gain on sale of Anthrax Program	—	3,000	—	-100%	*
Other	47	24	86	96%	-72%

Other income, net	$514	$11,353	$6,954

*	Calculation not meaningful
The decrease in other income in 2009 from 2008 was primarily due to:
•	Gain on the sale of our Anthrax Program of $3.0 million in 2008;

•	Gain of $4.9 million on the repurchase of $31.5 million principal amount of our Notes at a discount in 2008;

•	Valuation gain of $3.5 million in 2008 reflects the decrease in the fair value on mark-to-market adjustments related to the valuation of our outstanding derivatives on our 5 1/2% Convertible Senior Subordinated Notes, due April 1, 2010, or Notes, due to the repurchase of $31.5 million principal amount of the Notes;

•	Decreased interest income due to lower interest rates and lower overall cash, cash equivalents and investment balances primarily due to our repurchase of Convertible Notes during 2008; and

•	A partial offset of decreased in interest expense in 2009, following the repurchase of our Convertible Notes, during 2008.
The increase in other income in 2008 from 2007 was primarily due to:
•	Valuation gain of $3.5 million in 2008 reflecting the decrease in the fair value on mark-to-market adjustments related to the repurchase of $31.5 million principal amount of the Notes;

•	Gain of $4.9 million on the repurchase of $31.5 million principal amount of our Notes at a discount; and

•	Gain on the sale of our Anthrax Program of $3.0 million;
We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances.
Income taxes

	Year Ended December 31,			Annual Percent Change
	2009	2008	2007	2009/2008		2008/2007
	(in thousands)
Income tax benefit	$(864)	$(40)	$—	2060	%	*

*	Calculation not meaningful
We had an $864,000 income tax benefit for 2009 compared to an income tax benefit of $40,000 in 2008. The $864,000 income tax benefit was due to the Company carrying back certain net operating losses due to a one-time tax law change in the fourth quarter of 2009 and the release of a reserve for an uncertain tax position. We did not have income tax expense for 2009 due to the Company’s net operating loss carryforward position.
LIQUIDITY AND CAPITAL RESOURCES

	2009	2008	2007
	(in thousands)
As of December 31:
Cash, cash equivalents and investment securities	$32,339	$38,540	$71,615
Working capital	32,589	39,334	65,004

Year ended December 31:
Cash provided by (used in)
Operating activities	$(6,465)	$(10,038)	$(25,166)
Investing activities	1,195	5,330	16,817
Financing activities	—	(25,400)	—
Our primary capital requirements for the year ended December 31, 2009 were the result of operating losses and expenses incurred for the proposed OxiGene merger and related strategic asset disposals. Through December 31, 2009, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction.
Cash Flows from Operating Activities
Cash used by operating activities was $6.5 million during 2009, primarily due to net loss of $6.2 million offset by a decrease of prepaids and other current assets of $0.6 million.
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
Cash Flows from Investing Activities
Cash provided by investing activities was $1.2 million in 2009, principally reflecting the net proceeds of investments of $0.7 million and proceeds from the sale of Celltrion common stock of $0.4 million.
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
Capital Expenditures
Capital expenditures for 2007 consisted of a nominal amount of equipment associated with maintaining our California facilities.
Capital expenditures are not expected to be significant in 2010.
Adequacy of cash resources to meet future needs

We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs and commitments through at least December 31, 2010. Our future capital requirements will depend on our ability to identify and complete additional business opportunities. We are considering various strategic transactions to return value to our stockholders. If we are unable to identify and complete an alternate strategic transaction, we will liquidate.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2009 for minimum lease payments related to facility leases and equipment under non-cancelable operation leases (in thousands):

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
Operating Lease Obligations	$17,756	$2,474	$4,800	$5,086	$5,396
At December 31, 2009, the Company had a liability for unrecognized tax benefits totaling $1.4 million. Due to the uncertainties related to these tax matters, we are unable to reasonably estimate when a cash settlement with a taxing authority will occur.
Off-Balance Sheet Arrangements
As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recent Accounting Pronouncements
Adopted
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ,” also known as FASB Accounting Standards Codification (“ASC”) 105-10, “ Generally Accepted Accounting Principles ” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non- SEC accounting and reporting standards. We have included the references to the Codification, as appropriate, in these Consolidated Financial Statements.
Issued but not yet adopted
In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.
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

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on our consolidated results of operations or financial condition.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not applicable because we are a smaller reporting company.
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Stockholders
of VaxGen, Inc.
In our opinion, the accompanying Consolidated Financial Statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of VaxGen, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 are in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1, the Company’s management is considering various alternative strategic transactions to return value to its shareholders, which if unsuccessful will result in the liquidation of the Company. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 29, 2010

VaxGen, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$29,348	$34,618
Investment securities	2,991	3,922
Prepaid expenses and other current assets	681	792
Assets held for sale	356	783

Total current assets	33,376	40,115
Restricted cash	1,400	1,556
Other assets	366	426

Total assets	$35,142	$42,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$75
Accrued and other current liabilities	687	706

Total current liabilities	787	781
Deferred rent and other liabilities	4,377	5,097

Total liabilities	5,164	5,878

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 65,000,000 shares authorized; 33,106,523 shares issued and outstanding at December 31, 2009 and 2008	331	331
Additional paid-in capital	303,095	302,856
Accumulated deficit	(273,449)	(267,241)
Accumulated other comprehensive income	1	273

Total stockholders’ equity	29,978	36,219

Total liabilities and stockholders’ equity	$35,142	$42,097

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENT OF OPERATION
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Research contracts and grants	$—	$—	$4,098
Other services	—	293	913

Total revenues	—	293	5,011

Operating expenses:
Research and development	—	1,387	19,653
General and administrative	7,280	12,700	20,437
Impairment of/loss on assets held for sale	306	8,848	—
Impairment of property and equipment	—	—	10,681
Restructuring	—	1,314	5,374

Total operating expenses	7,586	24,249	56,145

Loss from operations	(7,586)	(23,956)	(51,134)

Other income (expense)
Interest expense	(132)	(1,901)	(2,447)
Interest income	242	1,815	4,595
Valuation adjustments	—	3,500	4,720
Realized gain on sale of available for sale investments	357	—	—
Gain on convertible debt repurchase	—	4,915	—
Gain on sale of Anthrax Program	—	3,000	—
Other	47	24	86

Total other income, net	514	11,353	6,954

Loss before taxes	(7,072)	(12,603)	(44,180)
Income tax benefit	(864)	(40)	—

Net loss	$(6,208)	$(12,563)	$(44,180)

Net loss per share, basic and diluted	$(0.19)	$(0.38)	$(1.33)

Shares used in computing net loss per share:
Basic	33,107	33,107	33,107

Diluted	33,107	33,107	33,107

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2006	33,106,523	$331	$299,226	$(210,498)	$2	$89,061

Net loss	—	—	—	(44,180)	—	(44,180)
Change in net unrealized gain on securities	—	—	—	—	6	6

Total comprehensive loss						(44,174)
Stock-based compensation	—	—	2,152	—	—	2,152

Balance at December 31, 2007	33,106,523	331	301,378	(254,678)	8	47,039

Net loss	—	—	—	(12,563)	—	(12,563)
Change in net unrealized gain on securities	—	—	—	—	265	265

Total comprehensive loss						(12,298)
Stock-based compensation	—	—	1,478	—	—	1,478

Balance at December 31, 2008	33,106,523	331	302,856	(267,241)	273	36,219

Net loss	—	—	—	(6,208)	—	(6,208)
Change in net unrealized gain on securities	—	—	—	—	(272)	(272)

Total comprehensive loss						(6,480)
Stock-based compensation	—	—	239	—	—	239

Balance at December 31, 2009	33,106,523	$331	$303,095	$(273,449)	$1	$29,978

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VaxGen, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(6,208)	$(12,563)	$(44,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	587	6,757
Impairment of/loss on assets held for sale	306	8,848	—
Impairment of property and equipment	—	—	10,681
Valuation adjustments	—	(3,500)	(4,720)
Gain on sale of Celltrion common stock	(357)	—	—
Gain on convertible debt repurchase	—	(4,915)	—
Stock-based compensation	239	1,478	2,152
Amortization of premiums and discounts on investment securities	—	(178)	(1,210)
Non-cash interest expense	132	904	713
Raven merger costs previously capitalized	—	1,932	—
Changes in operating assets and liabilities:
Accounts Receivable	—	199	7,708
Prepaid expenses and other current assets	112	374	1,417
Reserve on other assets	97	—	—
Accounts payable	25	(2,076)	(3,932)
Accrued and other current liabilities	(19)	(1,620)	(692)
Other	(792)	492	140

Net cash used in operating activities	(6,465)	(10,038)	(25,166)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(19)
Proceeds (fees) from sale of investment in affiliate	—	—	(2,441)
Proceeds from sale of assets held for sale	23	588	—
Proceeds from sale and maturity of investment securities	11,627	23,900	69,116
Purchase of investment securities	(10,968)	(20,490)	(50,121)
Proceeds from sale of Celltrion common stock	357	—	—
Loan to Raven biotechnologies, inc.	—	(4,668)	—
Repayment of loan by Raven biotechnologies, inc.	—	6,000	—
Change in restricted cash	156	—	1,339
Expenses related to proposed merger and bridge loan	—	—	(1,848)
Other	—	—	791

Net cash provided by investing activities	1,195	5,330	16,817

Cash flows from financing activities:
Repurchase of senior subordinated convertible notes	—	(25,400)	—

Net cash used in financing activities	—	(25,400)	—

Net decrease in cash and cash equivalents	(5,270)	(30,108)	(8,349)
Cash and cash equivalents, beginning of period	34,618	64,726	73,075

Cash and cash equivalents, end of period	$29,348	$34,618	$64,726

Supplemental disclosure of cash flow information:
Interest paid	$—	$1,408	$1,733
Income taxes paid	—	—	1,150
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
VaxGen was incorporated on November 27, 1995. From 1995 through 2004, VaxGen was developing vaccine candidates to prevent or reduce HIV infection. These HIV vaccine candidates failed to succeed in two phase three studies, and in 2004 VaxGen licensed its HIV vaccine candidates to Global Solution for Infectious Disease. VaxGen retains certain rights to commercialize these vaccine candidates in the event that they are successfully licensed in the future.
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
The Company discontinued clinical development of the Company’s anthrax vaccine candidate, rPA102, after HHS terminated the Company’s SNS Contract in December 2006. In May, 2008, the Company completed the sale of all assets and rights related to its recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology to Emergent BioSolutions, Inc., or Emergent. Under the terms of the transaction, Emergent paid VaxGen $2.0 million upon execution of the definitive agreement, an additional $1.0 million milestone payment during the third quarter of 2008, and may be obligated to pay VaxGen up to an additional $7.0 million in milestone payments, plus specified percentages of future net sales for 12.5 years beginning from the first commercial sale. The Company recorded $3.0 million as other income during the year ended December 31, 2008 for the sale of the Anthrax Program. In December 2009, HHS withdrew the pending Request for Proposal, (RFP) for the procurement of a second generation anthrax vaccine, such as rPA102, delaying indefinitely the potential commercialization and associated payments under this asset sale agreement.
In addition, in June 2007 the Company terminated the contract with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to develop a smallpox vaccine. The Company had previously devoted substantially all research, development and clinical efforts and financial resources toward the development of rPA102, and the Company has no product candidates in clinical or preclinical development. In connection with the termination of the Company’s clinical development of rPA102, the Company announced restructuring activities, including significant workforce reductions, and as a result the Company has no remaining internal capability to discover or develop product candidates. The Company had research and development costs of zero, $1.4 million and $19.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
In connection with the Raven Merger Agreement, the Company also entered into a Bridge Loan with Raven, which provided for the Company to lend Raven up to $6 million in cash in the aggregate, beginning December 1, 2007. In March 2008, due to a lack of stockholder support for the transaction, VaxGen and Raven agreed to terminate the merger agreement and amend the terms of VaxGen’s Bridge Loan to Raven. The balance on the Bridge Loan was paid in full in 2008. The Company recorded in general and administrative expenses, $2.3 million of costs, primarily professional fees related to the proposed merger with Raven during the year ended December 31, 2008.
In April 2008, the Company announced that it was restructuring to reduce operating expenses following the termination of the proposed merger with Raven by decreasing its workforce of twenty-two employees by approximately 75 percent. During August 2008, the Company further reduced its remaining workforce by 25 percent. The Company incurred restructuring costs of approximately $1.3 million for one-time termination costs during the year ended December 31, 2008. (See Note 4 to the financial statements included herein.)

In October 2009, the Company and OXiGENE, Inc., or OXiGENE, entered into a definitive merger agreement pursuant to which a wholly-owned subsidiary of OXiGENE would merge with VaxGen, such that VaxGen would become a wholly-owned subsidiary of OXiGENE, and in exchange VaxGen’s stockholders would receive common stock of OXiGENE. OXiGENE is a publicly-traded development-stage biopharmaceutical company. On February 3, 2010, the Company’s stockholders failed to approve the merger. VaxGen recorded $1.2 million of costs, primarily professional fees, related to the proposed merger with OXiGENE during the year ended December 31, 2009.
As a result of the termination of the proposed merger with OXiGENE, the Company is considering various alternate strategic transactions to return value to its stockholders. If the Company is unable to identify and complete an alternate strategic transaction, the Company will liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     Investment Securities
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates classifications at each balance sheet date. If declines in value are deemed other-than-temporary, a charge is made to net income (loss) for the period. At December 31, 2009 and 2008, investment securities consisted of corporate obligations with an original maturity date at purchase greater than three months. These securities were classified as “available-for-sale” securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income (loss). All investment securities are held for use in current operations and are classified in current assets. Realized gains and losses on sales of investment securities are determined on the specific identification method and are included in investment income.
     Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, investment securities and restricted cash. VaxGen’s cash and cash equivalents are deposited in demand and money market accounts at two financial institutions. The Company’s balances are in excess of federal depository insurance limitations. The Company has not experienced any losses on its deposits of cash and cash equivalents.
     Assets Held for Sale
The Company considers an asset held for sale when all of the following criteria per FASB Accounting Standards Codification (“ASC”) ASC 360-10-35-15, Impairment of Long-Lived Assets, are met:
a)	Management commits to a plan to sell the asset;

b)	The asset is available for immediate sale in its present condition;

c)	An active marketing plan to sell the asset has been initiated at a reasonable price;

d)	The sale of the asset is probable within one year; and,

e)	It is unlikely that significant changes to the plan to sell the asset will be made.

Upon designation of a property as an asset held for sale and in accordance with the provisions of ASC 360-10-35-15, the Company records the carrying value of the property at the lower of its carrying value or its estimated fair market value, less estimated selling costs, and the Company ceases depreciation of the asset.
All losses and gains on assets sold and held for sale (including any related impairment charges) are included in “loss from operations” in the Consolidated Statement of Operation. All assets held for sale and the liabilities related to these assets are separately disclosed in the Consolidated Balance Sheet. The amount the Company will ultimately realize could differ from the amount recorded in the financial statements.
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
The Company evaluates the carrying value of property and equipment in accordance with the provisions of ASC 360-10-35-15 whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset; a significant, other-than-temporary change in the manner or extent that an asset is used, including a decision to abandon acquired products, services or technologies; a significant adverse change in operations or business climate affecting the asset; and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. When such an event occurs, management determines whether there has been impairment by comparing the undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value. Fair value is determined based either on estimated realizable value, discounted cash flows or appraised values, depending on the nature of the asset. All long-lived assets held for sale are reported at fair market value, less expected selling costs.
     Clinical Trial Accruals
The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. The Company monitors patient enrollment levels and related activities to the extent possible; however, if the Company underestimated activity levels associated with various studies at a given point in time, the Company could record significant research and development expenses in future periods. No clinical trials activity occurred during 2009.
     Revenue Recognition
Substantially all of the Company’s revenues relate to written contractual arrangements with agencies of the U.S. government or entities associated with the U.S. government. Cost-reimbursable contracts with the U.S. government are accounted for in accordance with ASC 605, Revenue Recognition, as amended and interpreted. The fees under U.S. government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenues at the time the amounts can be determined reasonably.
For non-government arrangements, the Company recognizes revenues in accordance with ASC 605, Revenue Recognition, as amended and interpreted. In such instances, revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured.
No revenue was recorded during 2009.

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
No research and development expenses were incurred during 2009.
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
Effective January 1, 2007, the Company adopted ASC 740, Accounting for Uncertainty in Income Taxes. The Company regularly assesses its tax positions and includes reserves for differences in position in accordance with ASC 740. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of a tax examination or upon settlement.
     Valuation of Derivative Instruments
Prior to the October 2008 repurchase, the Company valued certain embedded features it issued in connection with the financing of Convertible Senior Subordinated Notes, or Notes, in 2005 as a derivative liability under ASC 815, Derivatives. The Company estimated the fair value of its derivative liability each quarter using the Monte Carlo Simulation methodology. Factors affecting the amount of the derivative liability include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. The embedded derivative liability did not qualify for hedge accounting under ASC 815-15, Embedded Derivatives, and therefore, changes in value were recorded as non-cash valuation adjustments within other income (expense) in the Company’s Consolidated Statement of Operation. These changes in the carrying value of the derivative are recorded in the Company’s Consolidated Financial Statements.
     Fair Value of Financial Instruments
The Company values its financial instruments according to the provisions of ASC 820 — Fair Value Measurements and Disclosures, with respect to its financial assets and liabilities only. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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

     Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, Share-Based Payment, which was adopted using the modified-prospective transition method effective January 1, 2006. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. The Company determined the expected stock price volatility assumption based upon our historical volatility. The Company believes this method of computing volatility is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. The expected term of options granted was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in calculating the fair value of stock-based payment awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
See Note 10, Stock Options and Warrants, for more information regarding stock-based compensation.
Adopted
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ,” also known as FASB Accounting Standards Codification (“ASC”) 105-10, “ Generally Accepted Accounting Principles ” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. We have included the references to the Codification, as appropriate, in these Consolidated Financial Statements.
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
In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on our consolidated results of operations or financial condition.

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

	Year Ended December 31,
	2009	2008	2007

Net loss (Numerator)	$(6,208)	$(12,563)	$(44,180)

Weighted average shares (Denominator):
Weighted average shares used for basic EPS
Effect of potentially dilutive common shares	33,107	33,107	33,107
Adjusted weighted average shares for diluted EPS	—	—	—

	33,107	33,107	33,107

Basic net loss per share	$(0.19)	$(0.38)	$(1.33)

Diluted net loss per share	$(0.19)	$(0.38)	$(1.33)

The following is a summary of potentially dilutive common shares that were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2009	2008	2007
Options to purchase common stock	1,783	2,188	5,350
Warrants to purchase common stock	2,098	2,317	2,317
Convertible Senior Subordinated Notes	—	—	2,134

Total	3,881	4,505	9,801

4. Balance Sheet Components
     Investment Securities
The following is a summary of available-for-sale investment securities at December 31 (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
2009:
Certificates of deposit	$2,991	$—	$—	$2,991

2008:
Certificates of deposit	$3,649	$—	$—	$3,649
Common shares	—	273	—	273

	$3,649	$273	$—	$3,922

Investments at December 31, 2009 and December 31, 2008 include $3.0 and $3.6 million, respectively, of certificates of deposit with contractual maturities of less than one year. At December 31, 2007, we held a nominal ownership interest in Celltrion, a company developing and operating a mammalian cell culture biomanufacturing facility in the Republic of Korea. During 2008, a public market developed for Celltrion common stock in the Republic of Korea. Based on the market price of Celltrion common stock, the value of our Celltrion investment was $0.3 million at December 31, 2008. During 2009 we sold the Celltrion common stock which resulted in a gain of $357,000.

Investment income for the years ended December 31, 2009, 2008 and 2007 of $0.6 million, $1.8 million and $4.7 million, respectively, includes interest income and amortization and accretion of discounts and premiums, as well as realized gains and losses.
Assets held for sale
In March 2008, the Company committed to a plan to sell the equipment related to its California manufacturing facility. These assets have met the criteria for, and have been classified as “held for sale” in accordance with ASC Topic 360. The Company uses the market approach to determine fair market value of its assets held for sale. Based on the lack of success in finding a buyer for its facility and the expectation of a need to dismantle to sell, the Company performed an impairment assessment of the facility during the year ended December 31, 2008. At December 31, 2008, the Company estimated that the fair market values of these assets were less than the carrying values of these assets by $8.8 million, which was recorded as an impairment of assets held for sale in the Statement of Operations for the year ended December 31, 2008. The impairment includes all leasehold improvements relating to the facility of $6.5 million, as these items will have no future economic benefit.
Based on impairment assessments performed throughout 2009 of the facility, the Company recorded an additional impairment of assets held for sale in the Statement of Operations for the quarter and the year ended December 31, 2009 of $59,000 and $290,000, respectively. Assets held for sale at December 31, 2009 of $0.4 million consist primarily of equipment, furniture and fixtures.
Total assets held for sale are as follows (in thousands):

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
	Year	Markets for	Other	Significant
	Ended	Identical	Observable	Unobservable	Total
	December	Assets	Inputs	Inputs	Gains
Description	31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets held for sale	$356	$—	$—	$356	$(290)
The Company’s measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The Company calculated the fair value of assets held for sale using a market value technique that relies on Level 3 inputs, including quoted prices for similar assets. During the year, the Company sold assets held for sale of $131,000, recorded impairment charges / loss of $306,000, resulting in assets held for sale of $356,000 at December 31, 2009.
Property and Equipment
Depreciation and amortization expense was $0.6 million for the year ended December 31, 2008. During 2008 the Company committed to a plan to sell the equipment and leasehold improvements related to its California manufacturing facility. These assets met the criteria for, and have been classified as “held for sale” in accordance with ASC Topic 360.
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

Restricted Cash
At December 31, 2009 and 2008, VaxGen had restricted cash of $1.4 million and $1.6 million, respectively, as compensating balances to support outstanding letters of credit. The letters of credit relate to the Company’s facilities leases and are renewed annually.
Other Non-current Assets
At December 31, 2009 and 2008, other assets included $0.4 million and $0.4 million for a long-term prepaid commission expense associated with the Company lease.
Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Employee benefits and severance	$82	$154
Legal and professional fees	163	167
Deferred Rent	423	318
Other	19	67

Total accrued and other current liabilities	$687	$706

Restructurings
In January 2007, the Company restructured operations to significantly reduce operating costs and announced it was actively pursuing avenues to enhance stockholder value through a strategic transaction and/or the sale of its assets. The Company incurred restructuring costs associated with this plan of $2.6 million for employee termination benefits, $0.1 million related to the acceleration of stock options and $1.0 million of costs associated with the consolidation of its facilities in California. The majority of these costs were recovered from the U.S. government as part of the April 2007 settlement agreement. In May and September 2007, the Company further reduced its workforce to decrease operating costs. Restructuring costs of $1.7 million relating to the May and September 2007 workforce reductions included employee termination and benefit costs. Severance, benefit and other costs associated with restructuring activities were recorded in accordance with ASC 420-10, Costs Associated with Exit or Disposal.
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

Accumulated Other Comprehensive Loss
Comprehensive loss combines net loss and other comprehensive income (loss). Other comprehensive loss represents unrealized gains or losses on investment securities that are reported as a component of stockholders’ equity in the Consolidated Balance Sheet.
5. Sale of Anthrax Program
On May 2, 2008, the Company completed the sale of all assets and rights related to its recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology to Emergent BioSolutions, Inc., or Emergent. Under the terms of the transaction, Emergent paid VaxGen $2.0 million upon execution of the definitive agreement, an additional $1.0 million milestone payment during the third quarter of 2008, and may be obligated to pay VaxGen up to an additional $7.0 million in milestone payments, plus specified percentages of future net sales for 12.5 years beginning from the first commercial sale. The Company recorded $3.0 million as other income during the year ended December 31, 2008 for the sale of the Anthrax Program. No milestones were reached during 2009 and accordingly no income was recorded during 2009.
6. Contracts
In April 2007, the Company entered into a settlement agreement with U.S. Department of Health and Human Services, or HHS . In accordance with the agreement, the parties terminated the remaining cost-plus contract related to the development and delivery of a next-generation anthrax vaccine through a separate contract modification. As part of the settlement agreement, NIAID paid the Company $11.0 million. The settlement agreement also released both parties of all liabilities associated with the Company’s three anthrax government contracts: the 2002 Anthrax Contract, the 2003 Anthrax Contract and the SNS Contract. As part of the settlement agreement, the parties converted the termination of the SNS Contract to a termination for convenience and also terminated the 2003 Anthrax Contract under a bilateral contract modification for the convenience of the government on a no-cost basis, effective April 3, 2007.
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
The Company initially valued the derivative liability associated with the Notes at $1.8 million. This amount was accounted for as a reduction in the initial carrying value of the Notes and an increase to current liabilities. This discount to the Notes was being accreted over five years using the effective interest method. Interest expense for the years ended December 31, 2008 and, 2007 reflects non-cash accretion charges of $0.2 million and $0.4 million, respectively, related to this discount. For the years ended December 31, 2008 and 2007, valuation adjustments expense (income) of ($3.5) million and ($4.7) million, respectively, represented the increase (decrease) in the fair value of the derivative liability.
The Company incurred financing expenses associated with the Notes of $1.8 million. This amount was accounted for as an increase to non-current other assets. The financing expenses were being amortized over five years using the straight-line method. Interest expense for the years ended December 31, 2008 and 2007 reflects non-cash amortization charges related to these expenses of $0.2 million and $0.3 million, respectively.

Interest expense on the Notes for the years ended December 31, 2008 and 2007 was $1.0 million and $1.7 million, respectively.
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
The key inputs for the valuation analysis were as follows:

December 31,
2007
Volatility	109%
Risk free interest rate	3.1%
Credit spread	22.9%
Probability of change in control	40%
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
In February 2006, Celltrion and VaxGen entered into an agreement whereby Celltrion agreed to use its best efforts to timely prepare annual and quarterly financial statements in accordance with U.S. GAAP. Under the agreement, VaxGen agreed to reimburse Celltrion for all invoiced costs of the independent accountants relating to the preparation of U.S. GAAP financial statements as well as all invoiced costs of audits and reviews performed by another independent registered public accounting firm. In addition, VaxGen compensated Celltrion for the cost of internal resources utilized in support of these activities at a rate of 190% of the employee’s hourly wage; such internal costs not to exceed the U.S. dollar equivalent of 300 million Korean Won (equivalent to $0.3 million at the exchange rate on February 28, 2006) per year and subject to VaxGen’s approval. During the year ended December 31, 2007 VaxGen incurred expenses of $1.2 million for internal and external fees and services relating to the preparation, review and audit of Celltrion financial statements in accordance with U.S. GAAP. No expenses were incurred during the years ended December 31, 2009 and 2008 since Celltrion is no longer a related party.
9. Employee Benefit Plans
401(k) Plan
At the beginning of 2008 the Company had a 401(k) Retirement Plan, as amended, or 401(k) Plan, which covered substantially all full-time employees of VaxGen. Under the 401(k) Plan, VaxGen matched a portion of employee contributions with Company common stock or cash. In 2008 and 2007, VaxGen matched employee contributions under the 401(k) Plan with cash and recorded expense related to 401(k) matching of $48,000 and $0.3 million, respectively. In July 2008, the Company terminated the 401(k) Plan.

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
The following is a summary of VaxGen’s stock option activity (including the inducement stock options) and related information for the years ended December 31:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at January 1, 2007	4,441,425	$10.47
Options granted	2,033,675	2.22
Options exercised	—	—
Options cancelled/forfeited/expired	(1,125,132)	8.23

Outstanding at December 31, 2007	5,349,968	$7.80
Options granted	95,000	0.68
Options exercised	—	—
Options cancelled/forfeited/expired	(3,225,825)	7.10

Outstanding at December 31, 2008	2,219,143	$8.53
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited/expired	(436,232)	10.64

Outstanding at December 31, 2009	1,782,911	$8.02

Exercisable at December 31, 2009	1,610,721	$8.68

The following table summarizes information about VaxGen’s stock options granted during the years ended December 31:

	2008		2007
		Weighted		Weighted
	Weighted	Average	Weighted	Average
Exercise Price on grant	Average	Exercise	Average Fair	Exercise
date	Fair Value	Price	Value	Price
Equals market price	$0.55	$0.68	$1.67	$2.22
Is below market price	—	—	—	—

Detailed information on VaxGen’s options outstanding at December 31, 2009 by price range is set forth below:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Term	Exercise	Number of	Exercise
Range of Exercise Price	Shares	(Years)	Price	Shares	Price
$0.6800 to $0.6800	75,625	8.44	$0.68	34,999	$0.68
$0.6801 to $2.2300	622,500	7.12	2.23	490,936	2.23
$2.2301 to $5.7400	345,000	3.08	5.49	345,000	5.49
$5.7401 to $13.5000	157,946	2.15	10.12	157,946	10.12
$13.5001 to $14.9000	420,000	1.75	14.87	420,000	14.87
$14.9001 to $21.2500	161,840	1.56	19.28	161,840	19.28

$0.6800 to $21.2500	1,782,911	4.18	$8.02	1,610,721	$8.68

The aggregate intrinsic value of outstanding options and exercisable options was zero at December 31, 2009 because none of the options were in-the-money. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based upon the fair market value of the Company’s common stock. As of December 31, 2009, exercisable options had a remaining weighted average contractual life of 3.8 years. As of December 31, 2009, there was approximately $0.2 million of total unrecognized stock-based compensation before estimated forfeitures related to unvested arrangements granted under the Company’s equity-based incentive plans. As of that date, this cost was expected to be recognized over a weighted average period of 1.4 years. The total intrinsic value of options exercised was zero during the three years ended December 31, 2009 determined as of the date of exercise. The total fair value of shares vested during the year ended December 31, 2009 was $0.2 million.
Non-cash Compensation Expense
Non-cash compensation expense for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $1.5 million and $2.2 million, respectively. Such expense was primarily related to fair-value compensation related to stock options and compensation related to the extension of the exercise period of terminated employees’ vested options due to the lack of current financial statements and failure to file periodic reports. In 2005, the Board of Directors authorized a modification to options held by employees who left the Company such that the ability to exercise their options was extended from 90 days following termination to 90 days following listing on a national securities exchange or the date on which the Company is able to issue new registered shares of common stock. In February 2006, in connection with the adoption by the Internal Revenue Service of certain provisions of Section 409(A) of the Code related to deferred compensation, upon the agreement of affected stock option holders, the Company further modified the period of exercisability from 90 days following listing on a national securities exchange to 30 days following listing on a national securities exchange or the date on which the Company is able to issue new registered shares of common stock. The Company issues new shares upon the exercise of options. The Company recorded a non-cash expense for these modifications of $0.2 million during the year ended December 31, 2007. The charge related to modifications for the year ended December 31, 2008 and 2009 was immaterial.
(b) Impact of Adoption of ASC 718
In January 2006, the Company adopted the fair value recognition provisions of ASC 718, which requires the recognition of the fair value of stock-based compensation expense for all stock-based payment awards, including grants of stock options, made to the Company’s employees and directors. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the awards ultimately expected to vest and is recognized as expense ratably over the requisite service period of the award. The Company uses the Black-Scholes valuation model to estimate the fair value of its stock-based awards utilizing various assumptions with respect to stock price volatility, forfeiture rates and expected life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
The Company uses various subjective assumptions, including the following:
•	Expected Volatility: The expected stock price volatility is based upon the Company’s historical volatility. The Company believes this method of computing volatility is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry.

•	Expected Average Life: The expected average life of the ten-year contractual term options granted in 2009 of 6.0 years is based upon application of the simplified method as promulgated in ASC 718.

•	Risk-Free Interest Rate: The risk-free rate for the expected term of stock options is based upon the rates for U.S. Treasury Bonds with terms equal to the options’ expected term in effect at the time of grant.

•	Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

•	Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures of vested stock options.
The Company used the following assumptions for the year ended December 31:

	2008	2007
Risk-free interest rate	2.8%	4.7 - 4.8%
Expected average life	6.0 years	5.8 years
Volatility	102%	99 - 103%
During periods following the adoption of ASC 718, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of December 31, 2005, using the fair value method required for pro forma disclosure under ASC 718 in effect for expense recognition purposes, adjusted for estimated forfeitures. The adoption of ASC 718 had no effect on the Company’s Statement of Cash Flows.
The impact on consolidated results of operations of recording stock-based compensation was as follows (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Research and development	$—	$42	$991
General and administrative	239	1,436	1,161

Effect on net income	$(239)	$(1,478)	$(2,152)

Effect on net income per share, basic	$(0.01)	$(0.04)	$(0.06)
Effect on net income per share, diluted	$(0.01)	$(0.04)	$(0.06)
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

The following common stock warrants were outstanding at December 31, 2009:

	Exercise
	Price Per	Term
Issue Date	Share	(in years)	Shares
February 2006	$9.24	5	1,397,267
Exchange Warrants, September 2004, as amended in December 2006	16.00	6	655,078
January 2000	11.50	10	27,196
2001	20.25	10	18,000

Weighted average/Total	11.47		2,097,541

11. Income Taxes
Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on net deferred tax assets.
Effective January 1, 2007, we adopted the provisions of the ASC 740, Accounting for Uncertainty in Income Taxes, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of December 31, 2008 was $1.9 million. As a result of the change on the measurement of the tax position, the unrecognized tax benefits decreased to $1.4 million in 2009, which if realized, $0.2 million will affect the effective tax rate and $1.2 million will not due to a valuation allowance.
The following table reflects the changes in the gross unrecognized tax benefits during the years ended December 31 (in thousands):

	2009	2008	2007
Unrecognized tax benefits balance at January 1	$1,866	$2,702	$1,210
Gross increase for tax positions of prior years	106	—	1,492
Gross decrease for tax positions of prior years	(556)	(836)	—

Unrecognized tax benefits balance at December 31,	$1,416	$1,866	$2,702

The Company does not expect any material changes in the next 12 months in unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for ASC 740 as interest expense, as of December 31, 2009 and 2008, was $0.6 million and $0.5 million, respectively, which is consistent with the Company’s policy.
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
At December 31, 2009, VaxGen had U.S. federal and California net operating loss carryforwards of $178.6 million and $123.0 million, respectively. Of the deferred net operating loss carryforwards, $4.2 million would be recognized directly to additional paid in capital when realized because they relate to expenses generated from stock option awards. The U.S. federal net operating loss carryforwards expire between 2019 and 2029 and the California net operating loss carryforwards expire between 2012 and 2029. Additionally, VaxGen has federal research credits of $4.6 million, which expire between 2016 and 2026 and $4.6 million for California state tax which does not expire. The $0.9 million income tax benefit was due to the recording of a net operating loss carryback and the release of the ASC 740 reserve.

The tax provision is composed as follows (in thousands):

	December 31,
	2009	2008
Current Tax Expense:
Federal	$(989)	$(40)
State	125	—

Total current tax expense	(864)	(40)

Deferred Tax Expense
Federal	(548)	(4,255)
State	3,524	(911)
Change in valuation allowance	(2,977)	5,166

Total deferred tax expense	(1)	—
Net deferred tax assets	$(865)	$(40)

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$63,689	$62,796
Research and other credit carryforwards	8,074	8,074
Deferred research expenses	1,581	1,969
Depreciation	3,201	6,570
Accrued liabilities	1,475	1,588
Other	3,524	3,524

Total gross deferred tax assets	81,544	84,521
Less: Valuation allowance	(81,544)	(84,521)

Net deferred tax assets	$—	$—

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory rate	34.0%	34.0%	34.0%
State taxes	5.8%	5.7%	3.4%
Adjustments to prior year matters	-82.6%	—	—
Tax Refund	6.2%	—	—
Adjustments for uncertain tax provisions	6.5%	—	—
Other	-0.3%	1.6%	-0.6%
Change in valuation allowance	42.9%	-41.0%	-36.8%

Effective tax rate	12.5%	0.3%	0.0%

12. Commitments and Contingencies
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

In October 2007, the Company again amended its lease agreement, or Lease Amendment II. Lease Amendment II calls for the Company to relinquish occupancy of one of its two buildings subject to the lease, effective March 1, 2008. The Company paid a surrender fee to the landlord of $0.1 million. Under Lease Amendment II, the amount of the $2.4 million letter of credit delivered by the Company in favor of the landlord was reduced by $1.0 million, with further reductions over the remaining term of the lease upon the achievement of financial benchmarks by the Company. The savings account which collateralizes this reduced letter of credit is included in restricted cash in the Consolidated Balance Sheet as of December 31, 2009. VaxGen has been unable to negotiate a termination of this lease with the landlord for acceptable terms, and is seeking to identify a sub-tenant(s) for the facility.
VaxGen also has a lease for 6,000 square feet of warehouse and office space in South San Francisco, which expires on September 30, 2011. In addition, VaxGen has one operating lease of office equipment.
Future minimum annual payments under all non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

2010	$2,474
2011	2,367
2012	2,433
2013	2,505
2014	2,581
2015 and beyond	5,396

Total	$17,756

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $2.1 million, $2.3 million and $3.3 million, respectively. The Company recognizes rent expense on a straight-line basis over the expected lease term.
Included in deferred rent and other liabilities at December 31, 2009 and 2008 is $3.8 million and $4.1 million of deferred rent associated with Lease Amendment I and II. As a result of the timing of cash flows under the amended lease, this balance will be amortized through 2016.
Litigation
On or about July 7, 2009, VaxGen filed an action in California Superior Court for San Mateo County against Firstenberg Machinery Company alleging claims for breach of contract and common count arising out of Firstenberg Machinery Company’s failure to remit to VaxGen the proceeds from Firstenberg Machinery Company’s sale on consignment of certain equipment, machinery and other property of VaxGen pursuant to a Sales Representative Agreement between the parties. The complaint seeks compensatory damages of at least $77,800. On November 24, 2009, Firstenberg Machinery Company filed an answer to the complaint, denying VaxGen’s allegations, and a cross-complaint against VaxGen, alleging claims for breach of the Sales Representative Agreement, breach of the implied covenant of good faith and fair dealing, unfair business practices, negligent misrepresentation and promissory estoppel. The cross-complaint seeks unspecified damages in excess of $231,000. VaxGen believes that it has valid defenses to the claims alleged in the cross-complaint and intends to vigorously defend against them.
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
The types of instruments valued based on other observable inputs include certificates of deposit. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The Company valued certain embedded features issued in connection with the financing of the Convertible Notes in 2005 as a derivative liability. The Company estimated the fair value of the derivative liability each quarter using the Monte Carlo Simulation methodology. This methodology allows flexibility in incorporating various assumptions such as probabilities of certain triggering events. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of this liability include the market value of our common stock, the estimated volatility of our common stock, our market capitalization, the risk-free interest rate and other assumptions such as the probability of a change in control event. Of these valuation parameters, management’s assessment of the probability of a change in control is the most subjective and also has the greatest influence on fair value. Changes in value were recorded as non-cash valuation adjustments within other income (expense) in our Consolidated Statement of Operation. Prior to the repurchase of the Convertible Notes in 2008 and the corresponding elimination of the derivative liability, the derivative was classified within Level 3 of the fair value hierarchy.
As December 31, 2009, the fair value hierarchy of the Company’s marketable securities at fair value are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,103	$—	$—	$2,103
Investment securities:
Certificates of deposit		2,991		2,991
Restricted cash:
Certificates of deposit		1,400		1,400

Total Financial Assets	$2,103	$4,391	$—	$6,494

14. Quarterly Financial Data (Unaudited)
The tables below present selected quarterly financial data (in thousands, except per share amounts).

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$—	$—	$—	$—
Total operating expenses	(2,228)	(1,551)	(1,937)	(1,854)
Other income (expense), net	482	43	36	(63)
Income tax benefit	—	—	—	(864)
Net loss	(1,746)	(1,508)	(1,901)	(1,053)
Net loss per share:
Basic	$(0.05)	$(0.05)	$(0.06)	$(0.03)

Diluted	$(0.05)	$(0.05)	$(0.06)	$(0.03)

Weighted average shares used in computing per share calculations:
Basic	33,107	33,107	33,107	33,107

Diluted	33,107	33,107	33,107	33,107

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$278	$15	$—	$—
Total operating expenses	(6,787)	(13,028)	(2,275)	(2,159)
Other income (expense), net	(962)	2,589	7,791	1,935
Income tax benefit	—	—	—	(40)
Net income (loss)	(7,471)	(10,424)	5,516	(184)
Net income (loss) per share:
Basic	$(0.23)	$(0.31)	$0.17	$(0.01)

Diluted	$(0.23)	$(0.31)	$(0.03)	$(0.07)

Weighted average shares used in computing per share calculations:
Basic	33,107	33,107	33,107	33,107

Diluted	33,107	33,107	33,831	33,232

15. Subsequent Events
In October 2009, VaxGen and OXiGENE entered into a definitive merger agreement pursuant to which OXiGENE would acquire VaxGen in exchange for common stock of OXiGENE. Upon closing of the transaction, VaxGen would become a wholly-owned subsidiary of OXiGENE. On February 4, 2010, the Company’s shareholders failed to approve the merger.
Beginning on October 23, 2009, several putative stockholder class action lawsuits were filed against the Company, members of its Board of Directors, OXiGENE and OXiGENE Merger Sub, Inc. in the Superior Court of California, County of San Mateo in connection with the proposed merger with OXiGENE. The complaints, styled respectively Jensen v. Panek et al., Case No. CIV 488075; Ming v. VaxGen, Inc. et al., Case No. CIV 489164; and Hawes v. VaxGen, Inc. et al., Case No. CIV 489313, allege, among other things, that the members of the Company’s Board of Directors violated their fiduciary duties by failing to maximize value for the Company’s stockholders when negotiating and entering into the merger agreement with OXiGENE. The complaints also allege that the Company and OXiGENE aided and abetted those purported breaches. The plaintiffs seek, among other things, to enjoin the acquisition of the Company by OXiGENE or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved. On February 3, 2010, the Company held a special meeting of stockholders at which the proposed merger failed to receive sufficient votes to be approved. Accordingly, the plaintiffs have informed the Company that they expect to dismiss the action without prejudice in the near future. Since the Company does not believe that a significant adverse result in this litigation is probable and since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter.
In connection with the preparation of the Consolidated Financial Statements, the Company evaluated events subsequent to the balance sheet date of December 31, 2009 through the financial statement issuance date and determined that all material transactions have been recorded and disclosed properly.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive and Financial Officer, or PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended, or Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based on this evaluation, our PEO has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
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
Our management, with the participation of our PEO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.
This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers
The executive officers of the Company and their respective ages and positions as of December 31, 2009 are as follows:

Name of Executive Officer	Age	Position

James P. Panek	56	President and Director
There is no family relationship between the executive officer or directors.
James P. Panek
Mr. Panek has served as our President since January 2007 and was named Principal Financial Officer in May 2008. He previously served as our Chief Executive Officer from January 2007 to January 2009, Executive Vice President since September 2006 and Senior Vice President, Manufacturing Operations, since February 2002. From 1982 to 2001, Mr. Panek served in various capacities with Genentech, including Senior Vice President, Product Operations, and Vice President, Manufacturing, Engineering and Facilities, where he led the development of the world’s largest biotechnology manufacturing facility and was responsible for all operations involved in supplying products for preclinical, clinical, and commercial use. Mr. Panek led the development of manufacturing facilities that enabled FDA approval and launch of recombinant products to treat pediatric growth hormone deficiency (Nutropin Depot ® and Protropin ®), heart attack (TNKase™), non-Hodgkin’s lymphoma (Rituxan ®) and breast cancer (Herceptin ®). Mr. Panek was also responsible for the purification of Genentech’s human pharmaceuticals for clinical and commercial use, and led the successful start-up and licensure of operations for purification of Activase ®, the first large-scale cell culture product approved by the FDA. Prior to joining Genentech, Mr. Panek spent six years with Eli Lilly in a variety of engineering and development positions. Mr. Panek received a B.S. and an M.S. in chemical engineering from the University of Michigan.
Directors
The members of the Board of Directors of the Company as of December 31, 2009 are as follows:

			Director
Name of Director	Age	Principal Occupation	Since

James P. Panek	56	President of VaxGen	2007

Franklin M. Berger, CFA	59	Independent Biotechnology Analyst. Former Managing Director, Equity Research and Senior Biotechnology Analyst, J.P. Morgan	2003

Lori F. Rafield, Ph.D.	54	Consultant to both the biotechnology and device industries	2008

Kevin L. Reilly	66	Former President, Wyeth Vaccines and Nutrition	2005
James P. Panek
See Mr. Panek’s biography under “Executive Officers” above.
Franklin M. Berger, CFA
Mr. Berger has served as a director since November 2003 and is the Chairman of the Audit Committee. Since 2003, Mr. Berger has served as an independent biotechnology analyst. From 1998 to 2003, Mr. Berger was a Managing Director, Equity Research and Senior Biotechnology Analyst for J. P. Morgan Securities, Inc. From 1997 to 1998, he served as a Director, Equity Research and Senior Biotechnology Analyst for Salomon Smith Barney. From 1991 to 1997, he served as a Managing Director, Research and Biotechnology Analyst for Josephthal & Co. Mr. Berger serves on the Board of Directors of Thallion Pharmaceuticals, Inc., Seattle Genetics, Inc., and Isotechnika and is on the audit committees of Seattle Genetics, Inc. and Isotechnika. Mr. Berger received a B.A. in International Relations and an M.A. in International Economics from Johns Hopkins University and an M.B.A. from Harvard University.

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
Kevin L. Reilly
Mr. Reilly has served as a director since July 2005 and as Chairman of the Board of Directors since May 19, 2008. Mr. Reilly is the Chairman of Compensation Committee. Since 2002, Mr. Reilly has served as a consultant and advisor to the biotechnology industry. From 1984 through 2002, he served at Wyeth Inc. in a variety of capacities including as the Chairman and President of Wyeth-Ayerst’s Canadian operations, Area Vice President for Wyeth’s Pacific Canada Group, Group Vice President of the Pacific Rim Group, President of Wyeth Nutritionals International and most recently, as the President of Wyeth Vaccines and Nutrition. Under his leadership, he directed the accelerated growth of Wyeth’s worldwide vaccine and nutritional business. From 1973 to 1984, Mr. Reilly served as Senior Vice President for Connaught Laboratories with primary responsibilities of export operations and strategic development. He is also a Trustee of the Board for the Sabin Vaccine Institute. Mr. Reilly received his M.B.A. from York University in Toronto. He is also a graduate of the Advanced Management Program at the Harvard Business School.
Director Qualifications
The Board believes that the following attributes are key to ensuring the continued vitality of the Board and excellence in the execution of its duties: experience as a leader of a business, firm or institution; mature and practical judgment; the ability to comprehend and analyze complex matters; effective interpersonal and communication skills; and strong character and integrity. Each of the Company’s directors has these attributes.
The VaxGen Board is composed of a diverse group of leaders in their respective fields. Further, the Company’s directors also have other experience that makes them valuable members, such as prior research experience, business expertise, and outside board experience that provides insight into issues faced by companies.
The Committee and the Board believe that the above-mentioned attributes, along with the leadership skills and other experiences of its Board members described in the table below, provide the Company with the perspectives and judgment necessary to guide the Company’s strategies and monitor their execution.

Kevin L. Reilly
•	Global business experience in various capacities at Wyeth Inc. including most recently, as the President of Wyeth Vaccines and Nutrition.

•	Industry experience as a consultant and advisor to the biotechnology industry since 2002.

•	Experience as a Trustee of the Board for the Sabin Vaccine Institute.

Franklin M. Berger, CFA
•	Financial analysis and research experience as a Managing Director, Equity Analyst and Senior Biotechnology Analyst at J.P. Morgan Securities and other financial firms.

•	Outside board experience as a director of Thallion Pharmaceuticals, Inc. Seattle Genetics, Inc. and Isotechnika.

•	Audit committee experience as a member of the audit committees of Seattle Genetics, Inc. and Isotechnika.

Lori F. Rafield, Ph.D
•	Entrepreneurial and finance experience as Managing Director at Apax Partners and investment Principal at Robertson Stephens Early Stage Venture Fund.

•	Business experience as a consultant to the biotech and device industries since 2005.

•	Research and management experience at Somatic Therapy Corp and Integrated Genetics, Inc.

James P. Panek
•	Senior management and business experience — served as Co-CEO and Chairman of Celltrion, VaxGen’s Korean joint venture and Senior Vice President, Product Operations at Genentech.

•
Biopharmaceutical development and manufacturing experience in various capacities with Genentech including Senior Vice President, Product Operations, and Vice President, Manufacturing, Engineering and Facilities.

•	Engineering, construction and facilities experience — Mr. Panek led the development of the world’s largest biotechnology manufacturing facility.

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
The Board of Directors met twenty-five times during the fiscal year ended December 31, 2009. All directors attended at least 75% of the aggregate telephonic and in-person meetings of the Board of Directors and, with the exception of Mr. DeStefano’s attendance at meetings held by the Nominating and Governance Committee, 75% of the meetings held by all committees on which they served, held during the period for which they were directors or committee members, respectively.
The Board of Directors has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Strategic Transactions Committee. The following table provides membership and meeting information for fiscal year 2009 for each of the committees of the Board of Directors:

Strategic
			Transactions				Nominating &
Name	Audit		(1)		Compensation		Governance
Franklin M. Berger, CFA	X	*			X		X
Paul DeStefano (2)	X		X				X
James P. Panek			X
Lori F. Rafield, PhD.			X	*	X	*
Kevin L. Reilly	X				X		X

Total meetings in fiscal year	4		*	*	2		0

*	Committee Chairperson

**	The Strategic Transactions Committee met informally on an ad hoc basis during 2009.

(1)	The Strategic Transactions Committee disbanded in September 2009.

(2)	Effective December 1, 2009, Mr. DeStefano resigned from the Board of Directors and the committees thereof to which he then-served as a member.

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
Two directors comprise the current Audit Committee: Messrs. Berger and Reilly. The Audit Committee met four times during the fiscal year ended December 31, 2009. The Audit Committee has adopted a written charter that is available to stockholders on the Company’s website at http://www.vaxgen.com; however, information found on our website is not incorporated by reference into this Annual Report. The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rules 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards). The Board of Directors has determined that Mr. Berger qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission, or SEC, rules. The Board of Directors made a qualitative assessment of Mr. Berger’s level of knowledge and experience based on a number of factors, including his formal education and experience as a research analyst employed by brokerage firms.
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

The Compensation Committee also reviews with management the Company’s Compensation Discussion and Analysis and to consider whether to recommend that it be included in proxy statements and other filings. Three directors comprise the current Compensation Committee: Messrs. Reilly and Berger and Dr. Rafield. All members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met two (2) times during the fiscal year ended December 31, 2009. The Compensation Committee has adopted a written charter that is available to stockholders on the Company’s website at www.vaxgen.com; however, information found on our website is not incorporated by reference into this Annual Report.
nominating and governance committee The Nominating and Governance Committee is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board of Directors); selecting and recommending to the Board of Directors candidates for election to the Board of Directors; reviewing and making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors; reviewing and investigating conduct alleged to be in violation of the Company’s Code of Business Conduct and Ethics; reviewing and recommending changes to the Company’s Bylaws; reviewing and assessing the Company’s processes and procedures of providing information to the Board of Directors and its Committees; developing a set of corporate governance principles for the Company; reviewing, discussing and assessing performance of the Board of Directors and its Committees; annually recommending to the Board of Directors Chairmanship and membership of each committee; reviewing with the President plans for succession to the office of the Company’s President and making recommendations to the Board of Directors with respect to selection of an appropriate successor; and annually reviewing, discussing and assessing its own performance and periodically reviewing and assessing the adequacy of the charter of the Nominating Committee. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website at http://www.vaxgen.com; however, information found on our website is not incorporated by reference into this Annual Report. Two directors comprise the current Nominating Committee: Messrs. Berger, and Reilly. All members of the Nominating Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating Committee did not meet during the fiscal year ended December 31, 2009.
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
strategic transactions committee
The Strategic Transactions Committee is responsible for identifying, reviewing and evaluating potential strategic transactions and alternatives thereto, in cooperation and consultation with the Company’s advisors, and making recommendations to the Board of Directors with regard to strategic transactions. Other than Mr. Panek, all members of the Strategic Transactions Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). Three directors comprised the Strategic Transactions Committee: Dr. Rafield and Messrs. DeStefano and Panek. The Strategic Transaction Committee met informally on an ad hoc basis during 2009 and was disbanded in September 2009.

Code of Ethics
The Company has adopted the VaxGen, Inc. Code of Business Conduct and Ethics, as revised, or Code, consolidating and restating the formerly separate Code of Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, and “Whistle-Blowing” and Complaint Policy. This Code applies to all officers, directors and employees. The Code is available on our website at http://www.vaxgen.com; however, information found on our website is not incorporated by reference into this Annual Report. If the Company makes any substantive amendments to the Code or grants any waiver from a provision of the Code to any executive officer or director, the Company intends to promptly disclose the nature of the amendment or waiver on its website.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2009, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The Company’s executive compensation program is intended to align executive goals and rewards with the Company and stockholder goals and progress. This description of compensation policies and practices applies to the Company’s President and former Chief Executive Officer referred to as the Named Executive Officer or NEO.
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
Historically, the Compensation Committee has evaluated corporate performance objectives and made or proposed adjustments to annual compensation and determined bonus and equity awards at one or more meetings held during the first quarter of the year or at the end of the preceding year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the evaluation of performance objectives and the determination of compensation levels. In the case of the President, the evaluation of his performance is conducted by the Compensation Committee, which proposes to the Board of Directors adjustments to his compensation as well as awards to be granted.
Compensation Program Objectives
The Company’s executive compensation program is designed to achieve the following objectives:
•	attract and retain talented and experienced executives in an extremely competitive labor market of biotechnology companies located in Northern California;

•	motivate and reward key contributors whose knowledge;

•	provide a compensation package that includes performance-based rewards and aligns rewards with accomplishment of objectives;

•	provide performance-based rewards for the accomplishment of planned Company’s and/or individual’s achievement of goals;

•	recognizing the contributions each executive makes to the Company’s progress and achievement of corporate goals; and

•	foster teamwork and a shared commitment among executives to overall corporate progress by aligning the Company’s and their individual goals.
Components of the Executive Compensation Program
For 2009, the principal components of the Company’s executive compensation program consisted of:
•	base salary;

•	equity incentives in the form of stock options;

•	severance protection; and

•	other components of executive compensation.
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
Other Components of Executive Compensation Program. The remaining components of the Company’s executive compensation program, like its broader employee compensation programs, are intended to make the Company’s overall compensation program competitive with those of its peer companies and include health insurance and life and disability insurance plans which are available to all Company employees.
The Company utilizes short-term compensation, including base salary, to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, to meet competitive market conditions, and to motivate and reward key executives to perform. In addition, equity incentives, through the grant of stock options, are designed to directly align interests of the executive officers with the interests of the stockholders over the long term and encourage the growth of stockholder value through upside potential. The Company addressed this through maintenance of equity ownership levels for the Principal Executive Officer consistent with market comparisons.
Competitive Market Review
Historically, the Compensation Committee reviews executive compensation of the Named Executive Officers with those reported for peer companies in the Northern California biotechnology industry to ensure that total compensation (base salary, annual bonus targets and stock ownership) is market competitive, based on business and individual performance, as well as fair, based on internal equity in pay practices.
In 2009, the Compensation Committee did not use any formal benchmarking data or surveys to establish compensation levels, and instead generally relied upon publicly-available information regarding compensation levels of similar biotechnology and pharmaceutical companies in Northern California as well as its own general business knowledge to design compensation packages that it believes are competitive and provide appropriate reward opportunities for achieving high levels of performance, compared to those similar organizations in the marketplace.

Performance and Compensation Process
At the beginning of each year, the Board of Directors in consultation with the Principal Executive Officer establishes corporate goals that it believes are the most significant objectives for the Company in the upcoming year and that are critical to the success of the Company in the short and long term. These corporate goals normally include departmental, functional goals as well as project-based, cross-functional goals. These corporate goals typically include associated timelines and are normally reviewed and may be updated or adjusted by the Board of Directors in consultation with the Principal Executive Officer at mid- year, if determined appropriate. In 2009, the corporate goals primarily revolved around an anticipated strategic transaction, divestment of the Company’s manufacturing facility, and conservation of cash. The Company does not disclose the specific target levels for its performance goals as they contain competitively sensitive information and are not material to an understanding of compensation awards to the Named Executive Officers.
James P. Panek, President
Actions for 2008
•	Annual Performance Bonus. In 2009, the Board of Directors awarded Mr. Panek a cash bonus of $58,500 related to 2008 performance, representing 15% of his 2008 base salary.
Actions for 2009
•	Amended and Restated Employment Agreement. In 2009, the Board of Directors approved an amendment and restatement of Mr. Panek’s executive employment agreement, or the Panek Agreement. In connection with the Panek Agreement, Mr. Panek agreed to resign as Chief Executive Officer and reduce his full-time schedule to a part-time schedule of at least 25 hours per week. The Panek Agreement provided for a one-time cash payment in 2009 by the Company to Mr. Panek in the amount of $193,050. Under the Panek Agreement, Mr. Panek will receive a reduced annual base salary of $195,000, equivalent to 50% of his previous base salary.
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
Employment Agreements
In January 2009, the Company entered into an Amended and Restated Executive Employment Agreement with Mr. Panek, or the Panek Agreement, which superseded and replaced his Amended Agreement. Under the Panek Agreement, in contrast to his Amended Agreement, Mr. Panek is not eligible for the Annual Performance Bonus and the Change of Control Bonus. Consistent with his Amended Agreement, if Mr. Panek’s employment with VaxGen is terminated without cause, or if he resigns for Good Reason, as defined in the Panek Agreement, Mr. Panek would be entitled to receive as severance a lump sum payment of $193,050, less standard withholdings and deductions, and all of Mr. Panek’s outstanding unvested stock options or other equity awards would be accelerated and become immediately exercisable. In consideration of Mr. Panek’s agreement to forego certain severance benefits of $386,100 provided for under his Amended Agreement as a result of his reduction in time commitment to VaxGen and commensurate reduction in base salary effective February 2009, the Panek Agreement provided for a one-time cash payment to Mr. Panek in the amount of $193,050 which was paid during 2009.
Defined Contribution Plans
Through the first half of 2008, the Company had a 401(k) Retirement Plan, as amended, or 401(k) Plan, which covered substantially all full-time employees, including executive officers of the Company. The 401(k) Plan permitted eligible employees to defer a percentage of their annual compensation, subject to certain limitations imposed by the Code. The Company had the option to match a portion of employee contributions with Company common stock or cash. In 2008, all of the NEOs participated in the 401(k) Plan. In July 2008, the Company terminated the 401(k) Plan to reduce the financial and administrative impacts on the Company.
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
Perquisites
From time to time, the Board of Directors may grant perquisites to certain executive officers; however, no perquisites have been granted to any named executive officer in 2009 that aggregated $10,000 or more.
The following table shows compensation awarded to, paid to or earned by, the Company’s President and former Chief Executive Officer, referred to as the Named Executive Officer or NEO, at December 31, 2009:
SUMMARY COMPENSATION TABLE

				Non-Equity
				Incentive		All Other
			Option	Plan		Annual
Name and Principal		Salary	Award	Compensation		Compensation		Total
Position	Year	($)	($)(1))	($)		($)		($)
James P. Panek	2009	211,250	184,073	—		193,050	(4)	588,373
President	2008	390,000	209,782	58,500	(2)	9,100	(5)	667,382
	2007	390,000	147,681	230,500	(3)	9,000	(5)	777,181

(1)	This relates to the compensation cost we recognized in 2009, 2008 and 2007 on stock options granted in 2008 and 2007 and in prior years. Please see Note 2, Summary of Significant Accounting Policies and Note 10, Stock Options and Warrants in the Notes to Consolidated Financial Statements in this Annual Report for our accounting policy regarding FAS 123R and our valuation of option awards, respectively, in accordance with FAS 123R. At December 31, 2009, the market price of the Company’s common stock was less than the exercise price of all outstanding options.

(2)	Represents an annual performance bonus for 2008 that was paid in 2009.

(3)	Represents a $78,000 retention bonus paid in 2007, a $78,000 retention bonus paid in 2008, a $55,000 annual performance bonus for 2005 that was paid in 2007, and a $19,500 annual performance bonus for 2007 that was paid in 2008.

(4)	Represents a lump-sum payment under the 2009 Amended and Restated Employment Agreement.

(5)	Includes 401(k) Plan Company matching contributions
No grants of plan-based awards to the NEOs occurred for the year ended December 31, 2009. No NEOs exercised any option during the year ended December 31, 2009. No NEOs acquired or vested in a stock award during the year ended December 31, 2009.
The following table provides certain information concerning each unexercised stock option held by the NEOs as of December 31, 2009.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option
		Options	Options	Exercise	Option
Name and Principal	Grant	(#)	(#)	Price	Expiration
Position	Date	Exercisable	Unexercisable	($)	Date
James P. Panek	2/7/2007	432,498	107,502	2.23	2/12/2017	(1)
President

(1)	Each option award vests monthly on a pro-rata basis over a 48-month period following the vesting commencement date of February 12, 2007, in accordance with the Company’s normal option vesting policy.
Termination or Change in Control
Pursuant to the Amended and Restated Employment Agreement in effect on December 31, 2009, Mr. Panek’s employment relationship is at-will. As such, Mr. Panek’s employment and/or the Amended Agreement may be terminated with or without cause and with or without advance notice, at any time by either the executive or by VaxGen. If Mr. Panek’s employment with VaxGen is terminated without cause or the executive resigns for Good Reason, the executive would be entitled to receive as severance a lump sum payment of $193,050, less standard withholdings and deductions, and all of the executive’s outstanding unvested stock options or other equity awards would be accelerated and become immediately exercisable.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AT DECEMBER 31, 2009

Termination
without Cause
by the
		Termination	Company or
		without Cause	Good Reason
		by the	Resignation (in
		Company or	connection with
		Good Reason	a Change in
		Resignation	Control)
Name and Principal Position		($)(1)	($)(1)
James P. Panek, President
Base salary	(2)	193,050	193,050
Vesting acceleration	(3)	181,355	181,355

		374,405	374,405

(1)	Amounts shown for potential payments assume the triggering event took place on the last business day of VaxGen’s last completed fiscal year, December 31, 2009. On that date, the closing price of the Company’s common stock was $0.49.

(2)	Severance pay equal to 50 percent of base salary.

(3)	Compensation charge to the Company resulting from the accelerated vesting of unvested stock options.
Compensation of Directors
Each member of the Board of Directors who is not the chairperson receives a $25,000 annual retainer, and the chairperson of the Board of Directors receives $40,000 annual retainer. Each member, who is not the chairperson, of the Audit Committee, Compensation Committee and Nominating and Governance Committee receives an additional $7,500, $5,000 and $2,500 annual retainer, respectively.
With respect to the Strategic Transactions Committee, Dr. Rafield was entitled to receive $32,000 per month, Mr. DeStefano was entitled to receive $27,000 per month and Mr. Panek was not and is not entitled to any compensation. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending meetings of the Board of Directors in accordance with Company policy. The Strategic Transactions Committee was disbanded in September 2009.
Each non-employee director of the Company is also eligible to receive stock option grants under the 1998 Director Stock Option Plan, or Director Plan. Only non-employee directors of the Company are eligible to receive options under the Director Plan. Options granted under the Director Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code. In 2008, the four non-employee directors received annual grants of 17,500 options. These options vest monthly over four years from the grant date. For the year ended December 31, 2009, no options had been exercised under the Director Plan.
The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the year ended December 31, 2009:
DIRECTOR COMPENSATION FOR FISCAL YEAR 2009

	Fees Earned
	or Paid in		Option
	Cash		Awards	Total
Name of Director	($)		($)(1)(2)	($)
Franklin M. Berger, CFA	45,625		17,425	63,050
Paul DeStefano (3)	249,542		3,920	253,462
Lori F. Rafield, Ph.D.	372,500	(4)	3,920	376,420
Kevin Reilly	60,625		22,831	83,456

(1)	This relates to the compensation cost we recognized in 2009 on stock options granted in 2009 and prior years. Please see Note 2, Summary of Significant Accounting Policies and Note 11, Stock Options and Warrants, elsewhere in this Annual Report for our accounting policy regarding ASC 718 and our valuation of option awards, respectively, in accordance with FAS 123R.

(2)	Includes the following stock options outstanding at December 31, 2009: Mr. Berger — 82,500 shares; Mr. DeStefano — 10,625 shares; Dr. Rafield — 30,000 shares; Mr. Reilly — 65,000 shares.

(3)	Effective December 1, 2009, Mr. DeStefano resigned from the Board of Directors.

(4)	Includes $84,000 paid to Dr. Rafield for consulting services provided to VaxGen during 2009.
Compensation Committee Interlocks and Insider Participation
Messrs. Berger, Reilly and Dr. Rafield served as members of our Compensation Committee during 2009. None of the members of our Compensation Committee was, at any time since our formation, an officer or employee of VaxGen. None of our executive officers serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
COMPENSATION COMMITTEE
Franklin M. Berger
Lori F. Rafield, Chairperson
Kevin L. Reilly
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 26, 2010 by: (i) each director; (ii) the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise noted, the address for the person or entity listed in the table is c/o VaxGen, Inc., 379 Oyster Point Blvd., Suite 10, South San Francisco, California, 94080:
Beneficial Ownership (1)

	Number of	Percent of
Beneficial Owner	Shares	Total
Entities affiliated with Gruber & McBaine Capital Management, LLC, 50 Osgood Place, Penthouse, San Francisco, CA, 94133 (2)	4,438,150	13.3
Entities affiliated with BIP GP LLC, 29 Commonwealth Avenue, 10th Floor, Boston, MA, 02116 (3)	3,029,926	9.1
Entities affiliated with ROI Capital Management, Inc., 300 Drakes Landing Road, Suite 175, GreenBrae, CA 94904 (4)	2,729,610	8.2

Directors and Executive Officers
Franklin M. Berger, Director (5)	65,611	*
James P. Panek, President, Principal Executive and Financial Officer and Director (5)	483,354	1.4
Lori Rafield, Director (5)	13,681	*
Kevin Reilly, Director (5)	45,477	*

All executive officers and directors as a group (4 persons) (5)	608,123	1.8

*	Less than one percent

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 33,106,523 shares outstanding on February 26, 2010 adjusted as required by rules promulgated by the SEC.

(2)	Gruber & McBaine Capital Management, LLC (“GMCM”) is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Company’s stock. Jon D. Gruber and J. Patterson McBaine are the Managers, controlling persons and portfolio managers of GMCM. No individual client’s holding of the Company’s stock is more than five percent of the outstanding stock of the Company.

(3)	The shares may be deemed beneficially owned by (i) a private investment partnership of which BIP GP LLC is the sole general partner and Weiss Asset Management L.P. (“Weiss Asset Management”) is the sole investment manager and (ii) a private investment corporation for which Weiss Asset Management is the sole investment manager. Andrew Weiss is the Managing Member of BIP GP LLC and the Managing Member of the general partner of Weiss Asset Management, as such, the shares may be deemed beneficially owned by Mr. Weiss. Mr. Weiss disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(4)	ROI Capital Management, Inc. (“ROI”) is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Company’s stock. Mitchell J. Soboleski and Mark T. Boyer are the controlling persons of ROI. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, each of ROI, Mr. Soboleski and Mr. Boyer may be deemed to own beneficially 2,729,610 shares of the Company’s stock.

(5)	Includes options under the Company’s stock option plans potentially exercisable within 60 days of February 26, 2009 for the following number of shares: Mr. Berger — 65,611; Mr. Panek — 464,176; Dr. Rafield — 13,681; Mr. Reilly — 45,477; and all current executive officers and directors as a group — 588,945 options.
Securities Authorized for Issuance under Equity Compensation Plans
The table below sets forth certain information with respect to our common stock which is authorized for issuance under our equity compensation plans, principally stock option plans as of December 31, 2009.

Number of
securities
	Number of		remaining
	securities to		available for
	be		issuance under
	issued upon	Weighted-	equity
	exercise of	average exercise	compensation
	outstanding	price of	plans
	options,	outstanding	(excluding
	warrants	options,	securities
	and	warrants and	reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,382,911	$6.03	7,440,490

Equity compensation plans not approved by security holders (1)	400,000	$14.90	150,000

Total	1,782,911	$8.02	7,590,490

(1)	In September 2001, VaxGen granted employment inducement stock options for 400,000 shares of VaxGen common stock outside the Plan to a newly hired executive with an exercise price of $14.90 per share. In October 2004, VaxGen granted stock options for 120,000 shares and 30,000 shares outside the approved plans to a new executive and director with an exercise price of $11.40 per share and $12.27 per share, respectively. These options were granted without stockholder approval, but pursuant to NASDAQ Marketplace Rules then applicable to VaxGen on terms that are substantially in accordance with VaxGen’s standard stock option terms. As of December 31, 2009, none of these stock options have been exercised or repurchased; however, 67,500 of these options were canceled during 2006 upon the termination of the executive to whom the options had been granted.
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
Item 14. Principal Accountant Fees and Services
The following table represents aggregate fees billed to the Company for work performed during the years ended December 31, 2009 and 2008, by PricewaterhouseCoopers LLP, or PwC, the Company’s Independent Registered Public Accounting Firm during those years, respectively (in thousands):

	December 31,
	2009	2008
Audit fees (1)	$501	$666
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total Fees	$501	$666

(1)	Includes fees for services that normally would be provided by an independent registered public accounting firm in connection with regulatory filings. Also includes fees necessary to perform an audit or review in accordance with auditing standards generally accepted in the United States of America and fees for services that generally only the independent registered public accounting firm can reasonably provide.
Company policy requires the Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Management is responsible for reporting to the Audit Committee on a quarterly basis regarding expenditures for non-audit services made in accordance with this pre-approval. All audit and non-audit services were pre-approved in accordance with Company policy for the years ended December 31, 2009 and 2008.
PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) (1) Financial Statements
(a) (2) Financial Statement Schedule

SCHEDULE II
VaxGen, Inc.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at			Balance at
	Beginning of			End of
	Year	Additions	Deductions	Year
Tax valuation allowance Year ended
2009	$84,521	$—	$(2,977)	$81,544
2008	$79,355	$5,166	$—	$84,521
2007	$70,652	$8,703	$—	$79,355
(a)(3) Exhibits (Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registration Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

10.2	Form of 1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	Form of 1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10-Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10-Q	000-26483	5-15-02	10.36

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10-Q	000-26483	11-14-02	10.39

10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10-Q	000-26483	11-14-02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10-Q	000-26483	11-14-02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10-Q	000-26483	11-14-02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.43

10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10-Q	000-26483	11-14-02	10.46

10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10-Q	000-26483	11-19-03	10.47

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21-03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02-03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-27-04	10.58

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-17-04	99.1

10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004	10-K	0-26483	02-07-07	10.65

10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.66

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.67

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.68

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.69

10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

10.71	Form of 5 1 / 2 % Convertible Senior Subordinated Note due 2010.	8-K	0-26483	4-11-05	4.1

10.72	Indenture, dated April 5, 2005, between VaxGen and U.S. Bank National Association, as trustee.	8-K	0-26483	4-11-05	4.2

10.73	Form of Purchase Agreement between VaxGen and the purchasers of the 5 1 / 2 % Convertible Senior Subordinated Notes due 2010.	8-K	0-26483	4-11-05	10.1

10.74	Fifth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated April 14, 2005.	8-K	0-26483	4-21-05	10.1

10.76	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Nexol Co., Ltd.	8-K	0-26483	10-31-05	10.59

10.80	Contract No. HHSO100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K	0-26483	1-12-06	99.1

10.81	Form of Stock and Warrant Purchase Agreement entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.1

10.82	Form of Warrant issued by VaxGen, Inc. pursuant to the Stock and Warrant Purchase Agreements entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.2

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.83	Executive Employment Agreement between Matthew J. Pfeffer and VaxGen, Inc., dated March 28, 2006. +	8-K	0-26483	4-05-06	10.1

10.84	Modification #01 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated May 5, 2006.*	8-K	0-26483	5-11-06	10.1

10.85	Share Purchase Agreement, between Nexol Co., Ltd., Nexol Biotech Co., Ltd., Nexol Venture Capital Co., Ltd. and VaxGen, Inc., dated June 28, 2006.	8-K	0-26483	7-06-06	10.1

10.86	Form of Amended and Restated Executive Employment Agreement. +	8-K	0-26483	10-26-06	10.1

10.87	Form of Indemnity Agreement. +	8-K	0-26483	10-26-06	10.2

10.90	Modification #04 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated December 19, 2006.	8-K	0-26483	12-20-06	10.1

10.91	Termination Letter — Contract No. HHS01002005000001C (11/4/04) “Acquisition of rPA Anthrax Vaccine for the Strategic National Stockpile”	8-K	0-26483	12-20-06	99.1

10.93	Form of Addendum to Warrant to Purchase Shares of Common Stock, at an exercise price of $16.00 per share, dated December 22, 2006.	8-K	0-26483	12-27-06	10.1

10.94	Bonus, Stock Option Awards, Stock Option Exchange Program, and Retention Awards of Named Executive Officers.+	8-K	0-26843	02-13-07

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.95	Resignation Agreement between VaxGen, Inc. and Lance K. Gordon, Ph.D., dated February 6, 2007. +	10-Q	0-26843	09-20-07	10.3

10.96	Settlement Agreement by and between VaxGen, Inc., the Department of Health and Human Services and the National Institute of Allergy and Infectious Diseases, dated April 3, 2007.*	8-K	000-26843	04-05-07	10.1

10.97	Severance Benefit Plan, dated August 1, 2007.	8-K	000-26483	08-07-07	10.1

10.98	Sixth Amendment to Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated October 11, 2007.	8-K	0-26483	10-17-07	10.1

10.99	Loan Agreement, dated November 12, 2007, between VaxGen. Inc. and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	10.1

10.100	Note Repurchase Agreement, dated February 4, 2006, by and among VaxGen, Inc., Xmark Opportunity Fund, L.P. and Xmark Opportunity Fund, Ltd.	8-K	000-26483	2-8-2008	10.1

10.101	Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note, dated March 28, 2008, by and among VaxGen, Inc. and Raven biotechnologies, inc.	8-K	000-26483	3-28-2008	10.1

10.102	Form of Amendment to Executive Employment Agreement	8-K	000-26483	4-1-2008	10.1

10.103	Separation Agreement between VaxGen, Inc. and Matthew J. Pfeffer, dated April 7, 2008	10-Q	000-26483	5-14-2008	10.103

10.104	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +	10-Q	000-26483	11-10-2008	10.4

10.105	Note Repurchase Agreement, dated July 1, 2008, by and between VaxGen, Inc. and Alexandra Global Master Fund Ltd.	8-K	000-26483	7-8-2008	10.1

10.106	Amendment No. 1 to Note Repurchase Agreement, dated July 1, 2008 by and between Alexandra Global Master Fund Ltd. and VaxGen, Inc.	8-K	000-26483	7-8-2008	10.2

				Incorporated by
				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.107	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Whitebox Convertible Arbitrage Partners, LP	8-K	000-26483	7-8-2008	10.3

10.108	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Guggenheim Portfolio Company XXXI, LLC	8-K	000-26483	7-8-2008	10.4

10.109	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and QVT Fund LP.	8-K	000-26483	7-24-2008	10.1

10.110	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Quintessence Fund L.P.	8-K	000-26483	7-24-2008	10.2

10.111	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Deutsche Bank AG London.	8-K	000-26483	7-24-2008	10.3

10.112	Note Repurchase Agreement, dated October 8, 2008, by and between VaxGen, Inc. and Quattro Fund, Ltd.	8-K	000-26483	10-10-2008	10.1

10.113	Note Repurchase Agreement, dated October 27, 2008, by and between VaxGen, Inc. and Drawbridge Special Opportunities Fund LP.	8-K	000-26483	10-30-2008	10.1

10.114	Amended and Restated Executive Employment Agreement for James P. Panek, effective February 1, 2009.	8-K	000-26483	1-29-2009	10.1

14.1	VaxGen, Inc. Code of Business Conduct and Ethics	8-K	0-26483	4-5-06	14.1

21.1	Subsidiaries	10-K	0-26483	8-30-07	21.1

24.1	Power of Attorney (included in the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X

*	Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VaxGen, Inc. (Registrant)
	By:	/s/ James P. Panek
James P. Panek
March 29, 2010		President (Principal Executive, Financial and Accounting officer)

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

By:	/s/ James P. Panek	March 29, 2010
James P. Panek
President and Director
(Principal Executive, Financial and Accounting Officer)

By:	/s/ Franklin M. Berger	March 29, 2010
Franklin M. Berger
Director

By:	/s/ Lori F. Rafield	March 29, 2010
Lori F. Rafield. PhD
Director

By:	/s/ Kevin L. Reilly	March 29, 2010
Kevin L. Reilly
Director

EXHIBIT INDEX

				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
2.1	Agreement and Plan of Merger, dated November 12, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2007, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4	333-148312	12-24-07	2.2

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated February 6, 2008, by and among VaxGen, Inc., TLW Merger Sub, Inc., TLW, LLC, and Raven biotechnologies, inc.	S-4/A	333-148312	02-06-08	2.3

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.4	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Securities Purchase Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.1

4.4	Registration Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.5	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.6	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.1	Registration Rights Agreement between VaxGen and Genentech, dated as of May 5, 1997.	S-1	333-78065	5-7-99	10.1

10.2	Form of 1996 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.2

10.3	Form of 1998 Registration Rights Agreement between VaxGen and certain stockholders.	S-1	333-78065	5-7-99	10.3

10.5	1998 Director Stock Option Plan. +	S-1	333-78065	5-7-99	10.5

10.6	Form of stock option agreement. +	S-1	333-78065	5-7-99	10.6

10.7	Form of common stock warrant.	S-1	333-78065	5-7-99	10.7

10.14	Lease Agreement between VaxGen and Oyster Point Tech Center LLC, dated October 26, 1998.	S-1	333-78065	5-7-99	10.18

10.24	Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.24

10.25	Land Purchase and Sale Agreement between VaxGen and Incheon Metropolitan City, dated February 25, 2002.	10-K	000-26483	4-01-02	10.25

10.26	Contribution Agreement between VaxGen and certain investors, dated February 25, 2002.	10-K	000-26483	4-01-02	10.26

10.31	Assignment Agreement between VaxGen and Celltrion, Inc., dated March 25, 2002.	10-K	000-26483	4-01-02	10.31

10.35	License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10-Q	000-26483	5-15-02	10.35

10.36	Sub-License Agreement between VaxGen and Celltrion, dated as of March 25, 2002.	10-Q	000-26483	5-15-02	10.36

10.39	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-25494, dated September 30, 2002.	10-Q	000-26483	11-14-02	10.39

				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.40	Amendment of contract between VaxGen and the National Institutes of Health, under Contract No. N01-AI-95373, dated September 30, 2002.	10-Q	000-26483	11-14-02	10.40

10.41	Employment Agreement between VaxGen and Piers C. Whitehead, dated as of July 1, 2002. +	10-Q	000-26483	11-14-02	10.41

10.42	Joint Venture Agreement between VaxGen and Celltrion, Inc., dated as of June 7, 2002.	10-Q	000-26483	11-14-02	10.42

10.43	License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.43

10.44	Sub-License Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.44

10.45	Consulting Services Agreement between VaxGen and VaxGen-Celltrion, Inc., dated June 7, 2002.	10-Q	000-26483	11-14-02	10.45

10.46	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-95373, dated July 9, 1999.	10-Q	000-26483	11-14-02	10.46

10.47	Contract between VaxGen and the National Institute of Allergy and Infectious Diseases, National Institutes of Health, under Contract No. N01-AI-30053, dated September 30, 2003.	10-Q	000-26483	11-19-03	10.47

10.48	2001 Employee Stock Purchase Plan +	S-8	333-10811	08-21-03	99.3

10.49	License Agreement between VaxGen and U.S. Army Medical Research Institute of Infectious Diseases, dated as of October 7, 2003.	8-K	000-26483	12-02-03	99.1

10.51	Partnership Agreement between VaxGen, Inc. and the Chemo-Sero-Therapeutic Research Institute.	10-K	000-26483	03-30-04	10.51

				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.58	Amendment, dated July 14, 2004, to Joint Venture Agreement between VaxGen and certain investors, dated February 25, 2002.	10-Q	000-26483	02-07-07	10.58

10.59	Warrant Exchange Agreement, by and between VaxGen and CD Investment Partners, Ltd, dated September 21, 2004.	8-K	000-26483	9-24-04	10.52

10.60	Warrant Exchange Agreement by and between VaxGen and Societe Generale, Kepler Capital, LLC, Cheyenne LLC and Prism Capital 5, L.P., dated September 21, 2004.	8-K	000-26483	9-24-04	10.53

10.63	Stock Option Agreement between VaxGen and Myron Levine, dated October 21, 2004. +	8-K	000-26483	10-27-04	10.58

10.64	Supply Contract No. HHS0100200300001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K/A	000-26483	11-17-04	99.1

10.65	Agreement by and between VaxGen and Celltrion pursuant to which VaxGen acquired all of Celltrion’s interest in VaxGen-Celltrion, Inc., dated December 30, 2004.	10-K	0-26483	02-07-07	10.65

10.66	Revised Joint Venture Agreement between VaxGen and certain investors, dated December 30, 2004.	10-K	0-26483	02-07-07	10.66

10.67	Termination Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.67

10.68	Surrender Agreement between VaxGen and certain investors, dated December 30, 2004	10-K	0-26483	02-07-07	10.68

10.69	Technical Support and Services Agreement between VaxGen and Celltrion, dated December 30, 2004.	10-K	0-26483	02-07-07	10.69

10.70	Form of Stock Purchase Agreement between VaxGen and certain institutional investors, entered into November 19, 2004.	8-K	000-26483	11-24-04	4.1

				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.71	Form of 5 1 / 2% Convertible Senior Subordinated Note due 2010.	8-K	0-26483	4-11-05	4.1

10.72	Indenture, dated April 5, 2005, between VaxGen and U.S. Bank National Association, as trustee.	8-K	0-26483	4-11-05	4.2

10.73	Form of Purchase Agreement between VaxGen and the purchasers of the 5 1 / 2% Convertible Senior Subordinated Notes due 2010.	8-K	0-26483	4-11-05	10.1

10.74	Fifth Amendment to the Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated April 14, 2005.	8-K	0-26483	4-21-05	10.1

10.76	Stock Purchase Agreement, dated September 15, 2005, by and between VaxGen and Nexol Co., Ltd.	8-K	0-26483	10-31-05	10.59

10.80	Contract No. HHSO100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc. dated November 4, 2004.*	8-K	0-26483	1-12-06	99.1

10.81	Form of Stock and Warrant Purchase Agreement entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.1

10.82	Form of Warrant issued by VaxGen, Inc. pursuant to the Stock and Warrant Purchase Agreements entered into by and between VaxGen, Inc. and certain accredited investors, dated February 8, 2006.	8-K	0-26483	2-15-06	10.2

10.83	Executive Employment Agreement between Matthew J. Pfeffer and VaxGen, Inc., dated March 28, 2006. +	8-K	0-26483	4-05-06	10.1

10.84	Modification #01 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated May 5, 2006.*	8-K	0-26483	5-11-06	10.1

				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.85	Share Purchase Agreement, between Nexol Co., Ltd., Nexol Biotech Co., Ltd., Nexol Venture Capital Co., Ltd. and VaxGen, Inc., dated June 28, 2006.	8-K	0-26483	7-06-06	10.1

10.86	Form of Amended and Restated Executive Employment Agreement. +	8-K	0-26483	10-26-06	10.1

10.87	Form of Indemnity Agreement. +	8-K	0-26483	10-26-06	10.2

10.90	Modification #04 to Contract No. HHS0100200500001C, between the Department of Health and Human Services, Office of Research and Development Coordination and Office of Public Health Emergency Preparedness and VaxGen, Inc., dated December 19, 2006.	8-K	0-26483	12-20-06	10.1

10.91	Termination Letter — Contract No. HHS01002005000001C (11/4/04) “Acquisition of rPA Anthrax Vaccine for the Strategic National Stockpile”	8-K	0-26483	12-20-06	99.1

10.93	Form of Addendum to Warrant to Purchase Shares of Common Stock, at an exercise price of $16.00 per share, dated December 22, 2006.	8-K	0-26483	12-27-06	10.1

10.94	Bonus, Stock Option Awards, Stock Option Exchange Program, and Retention Awards of Named Executive Officers.+	8-K	0-26843	02-13-07

10.95	Resignation Agreement between VaxGen, Inc. and Lance K. Gordon, Ph.D., dated February 6, 2007. +	10-Q	0-26843	09-20-07	10.3

10.96	Settlement Agreement by and between VaxGen, Inc., the Department of Health and Human Services and the National Institute of Allergy and Infectious Diseases, dated April 3, 2007.*	8-K	000-26843	04-05-07	10.1

				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.97	Severance Benefit Plan, dated August 1, 2007.	8-K	000-26483	08-07-07	10.1

10.98	Sixth Amendment to Lease Agreement by and between VaxGen, Inc. and Oyster Point Tech Center LLC, dated October 11, 2007.	8-K	0-26483	10-17-07	10.1

10.99	Loan Agreement, dated November 12, 2007, between VaxGen. Inc. and Raven biotechnologies, inc.	8-K	000-26483	11-13-07	10.1

10.100	Note Repurchase Agreement, dated February 4, 2006, by and among VaxGen, Inc., Xmark Opportunity Fund, L.P. and Xmark Opportunity Fund, Ltd.	8-K	000-26483	2-8-2008	10.1

10.101	Termination of Merger Agreement, Acknowledgment and Amendment to Loan Agreement and Secured Promissory Note, dated March 28, 2008, by and among VaxGen, Inc. and Raven biotechnologies, inc.	8-K	000-26483	3-28-2008	10.1

10.102	Form of Amendment to Executive Employment Agreement.	8-K	000-26483	4-1-2008	10.1

10.103	Separation Agreement between VaxGen, Inc. and Matthew J. Pfeffer, dated April 7, 2008	10-Q	000-26483	5-14-2008	10.103

10.104	VaxGen, Inc. Amended and Restated 1996 Stock Option Plan. +	10-Q	000-26483	11-10-2008	10.4

10.105	Note Repurchase Agreement, dated July 1, 2008, by and between VaxGen, Inc. and Alexandra Global Master Fund Ltd.	8-K	000-26483	7-8-2008	10.1

10.106	Amendment No. 1 to Note Repurchase Agreement, dated July 1, 2008 by and between Alexandra Global Master Fund Ltd. and VaxGen, Inc.	8-K	000-26483	7-8-2008	10.2

10.107	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Whitebox Convertible Arbitrage Partners, LP	8-K	000-26483	7-8-2008	10.3

				Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.108	Note Repurchase Agreement, dated July 3, 2008, by and between VaxGen, Inc. and Guggenheim Portfolio Company XXXI, LLC	8-K	000-26483	7-8-2008	10.4

10.109	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and QVT Fund LP.	8-K	000-26483	7-24-2008	10.1

10.110	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Quintessence Fund L.P.	8-K	000-26483	7-24-2008	10.2

10.111	Note Repurchase Agreement, dated July 22, 2008, by and between VaxGen, Inc. and Deutsche Bank AG London.	8-K	000-26483	7-24-2008	10.3

10.112	Note Repurchase Agreement, dated October 8, 2008, by and between VaxGen, Inc. and Quattro Fund, Ltd.	8-K	000-26483	10-10-2008	10.1

10.113	Note Repurchase Agreement, dated October 27, 2008, by and between VaxGen, Inc. and Drawbridge Special Opportunities Fund LP.	8-K	000-26483	10-30-2008	10.1

10.114	Amended and Restated Executive Employment Agreement for James P. Panek, effective February 1, 2009.	8-K	000-26483	1-29-2009	10.1

14.1	VaxGen, Inc. Code of Business Conduct and Ethics	8-K	0-26483	4-5-06	14.1

21.1	Subsidiaries	10-K	0-26483	8-30-07	21.1

24.1	Power of Attorney (included in the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X

*	Confidential treatment requested. The redacted portions have been separately filed with the SEC as required by Rule 406 of Regulation C.