Form 10-Q
period 2010-03-31
VAXGEN INC
filed 2010-05-14
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer has one class of common stock with 33,106,523 shares outstanding as of April 30, 2010.

VaxGen, Inc.
Form 10-Q
For the Quarter Ended March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$29,261	$29,348
Investment securities	1,999	2,991
Prepaid expenses and other current assets	172	681
Assets held for sale	354	356

Total current assets	31,786	33,376
Restricted cash	1,400	1,400
Other assets	350	366

Total assets	$33,536	$35,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36	$100
Accrued and other current liabilities	751	687

Total current liabilities	787	787
Deferred rent and other liabilities	4,302	4,377

Total liabilities	5,089	5,164

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Common stock	331	331
Additional paid-in capital	303,148	303,095
Accumulated deficit	(275,031)	(273,449)
Accumulated other comprehensive income (loss)	(1)	1

Total stockholders’ equity	28,447	29,978

Total liabilities and stockholders’ equity	$33,536	$35,142

See accompanying Notes to condensed Consolidated Financial Statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Operating expenses:
General and administrative	$1,697	$2,228

Total operating expenses	1,697	2,228

Loss from operations	(1,697)	(2,228)

Other income (expense)
Interest expense	(3)	(11)
Interest income	32	104
Realized gain on sale of available for sale investments	—	357
Other	86	32

Total other income, net	115	482

Net loss	$(1,582)	$(1,746)

Basic and diluted net loss per share	$(0.05)	$(0.05)

Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107

See accompanying Notes to condensed Consolidated Financial Statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,582)	$(1,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	53	62
Gain on sale of Celltrion common stock	—	(357)
(Gain) Loss on sale of assets held for sale	(1)	7
Changes in operating assets and liabilities
Prepaid expenses and other current assets	509	232
Accounts payable	(64)	111
Accrued and other current liabilities	64	(149)
Other	(59)	(75)

Net cash used in operating activities	(1,080)	(1,915)

Cash flows from investing activities:
Proceeds from sale of assets held for sale	3	14
Proceeds from sale and maturity of investment securities	2,740	2,398
Purchase of investment securities	(1,750)	(3,051)
Proceeds from sale of Celltrion common stock	—	357

Net cash provided by (used in) investing activities	993	(282)

Net decrease in cash and cash equivalents	(87)	(2,197)
Cash and cash equivalents, beginning of period	29,348	34,618

Cash and cash equivalents, end of period	$29,261	$32,421

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
The Company is considering various strategic transactions to return value to its stockholders. See Note 12, Subsequent Events, regarding the Company’s proposed merger with diaDexus, Inc. If the Company is unable to complete a strategic transaction, the Company will liquidate. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis of Presentation
The unaudited condensed Consolidated Financial Statements of VaxGen and its subsidiaries, collectively referred to as the Company, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All intercompany accounts and transactions have been eliminated in consolidation.
Certain information or footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the unaudited condensed consolidated financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, these unaudited condensed Consolidated Financial Statements should be read in conjunction with VaxGen’s audited Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 29, 2010.
The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results for the full year. The preparation of Financial Statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results may likely be different from the estimates made.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These accounting policies have not significantly changed.
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its condensed Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements an update to ASC Topic 820, Fair Value Measurements and Disclosures. This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for the Company in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for the Company with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s condensed Consolidated Financial Statements.
In February 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-09, or ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which, among other things, amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The new guidance became effective immediately for Financial Statements that are issued or available to be issued. As a result, we have adopted the ASU 2010-09 effective with this Quarterly Report. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed Consolidated Financial Statements.
3. Net Loss per Share
Basic net loss per share is calculated based on net loss and the weighted-average number of shares of common stock outstanding during the reported period. Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted-average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options and warrants.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(1,582)	$(1,746)

Basic and diluted net loss per share	$(0.05)	$(0.05)

Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107

The following outstanding options and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	March 31,
	2010	2009
Options to purchase common stock	1,147	1,858
Warrants to purchase common stock	2,070	2,238

Total	3,217	4,096

4. Comprehensive Loss
Comprehensive loss combines net loss and other comprehensive loss. Other comprehensive loss represents certain amounts that are reported as components of stockholders’ equity in the Consolidated Balance Sheet, including foreign currency translation adjustments and unrealized gains or losses on investment securities. The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(1,582)	$(1,746)
Change in unrealized gains on investment securities	(2)	(273)

Comprehensive loss	$(1,584)	$(2,019)

5. Investments
The following is a summary of available-for-sale investment securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

March 31, 2010
Certificates of deposit	$2,000	$—	$(1)	$1,999

December 31, 2009
Certificates of deposit	$2,991	$—	$—	$2,991

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
Total assets held for sale are as follows (in thousands):

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Three Months	Identical	Observable	Unobservable	Total
	Ended	Assets	Inputs	Inputs	Gains
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets held for sale	$354	$—	$—	$354	$—

The Company’s measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The Company calculated the fair value of assets held for sale using a market value technique that relies on Level 3 inputs, including quoted prices for similar assets. Based on this analysis, the Company estimated that the fair value of the assets held for sale was $354,000.
7. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2010	2009

Employee benefits and severance	$82	$82
Legal and professional fees	214	163
Deferred rent	402	423
Other	53	19

Total accrued and other current liabilities	$751	$687

8. Income Taxes
Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on net deferred tax assets. The gross amount of unrecognized tax benefits as of March 31, 2010 was $1.4 million, which if realized $0.2 million will affect the effective tax rate and $1.2 million will not, due to the valuation allowance provided on deferred tax assets.
The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for and included in other long-term liabilities as of March 31, 2010 and December 31, 2009 was approximately $0.6 million and $0.6 million, which is consistent with the Company’s policy.
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
9. Stock-Based Compensation
The impact on consolidated results of operations of recording stock-based compensation was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

General and administrative	$53	$62

	$53	$62

10. Commitments and Contingencies
Leases
VaxGen leases office facilities under a non-cancelable operating lease in South San Francisco, California, which expires in 2016.
In April 2005, VaxGen entered into an amended lease agreement, or Lease Amendment I, to replace two previous leases, including a lease for 20,000 square feet of laboratories and office space and a sub-lease for 50,000 square feet of manufacturing, laboratories and office space. It also provides an additional 35,000 square feet of new space. Lease Amendment I secured space to support the production of its recombinant anthrax vaccine candidate as well as its other programs. Lease Amendment I terminates in December 2016; however, VaxGen has options to renew the lease for two additional five-year periods. In connection with Lease Amendment I, an amended letter of credit in the amount of $2.4 million was issued to the lessor. The amended letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. In addition, under Lease Amendment I the Company received $2.2 million in reimbursements for the costs of certain tenant improvements.
In October 2007, the Company again amended its lease agreement, or Lease Amendment II. Lease Amendment II calls for the Company to relinquish occupancy of one of its two buildings subject to the lease, effective March 1, 2008. The Company paid a surrender fee to the landlord of $0.1 million. Under Lease Amendment II, the amount of the $2.4 million letter of credit delivered by the Company in favor of the landlord was reduced by $1.0 million, with further reductions over the remaining term of the lease upon the achievement of financial benchmarks by the Company. The savings account which collateralizes this reduced letter of credit is included in restricted cash in the Consolidated Balance Sheet as of March 31, 2010. VaxGen has been unable to negotiate a termination of this lease with the landlord for acceptable terms, and is seeking to identify a sub-tenant(s) for the facility.
VaxGen also has a lease for 6,000 square feet of warehouse and office space in South San Francisco, which expires on September 30, 2011. In addition, VaxGen has one operating lease of office equipment.

The future rental payments required by the Company for all of its facilities under non-cancelable operating leases are as follows (in thousands):

2010	$1,853
2011	2,367
2012	2,433
2013	2,505
2014	2,581
2015 and beyond	5,396

Total	$17,135

Litigation
On or about July 7, 2009, the Company filed an action in California Superior Court for San Mateo County against Firstenberg Machinery Company alleging claims for breach of contract and common count arising out of Firstenberg Machinery Company’s failure to remit to the Company the proceeds from Firstenberg Machinery Company’s sale on consignment of certain equipment, machinery and other property of the Company pursuant to a Sales Representative Agreement between the parties. The complaint seeks compensatory damages of at least $77,800. On November 24, 2009, Firstenberg Machinery Company filed an answer to the complaint, denying the Company’s allegations, and a cross-complaint against the Company, alleging claims for breach of the Sales Representative Agreement, breach of the implied covenant of good faith and fair dealing, unfair business practices, negligent misrepresentation and promissory estoppel. The cross-complaint seeks unspecified damages in excess of $231,000. On April 13, 2010, a Settlement Agreement was entered into with the Company and Firstenberg Machinery Company whereby Firstenberg Machinery Company agreed to pay the Company $25,000 and dismiss their cross-complaint.
Contingencies
If VaxGen’s President’s employment with VaxGen is terminated without cause, or the President resigns for good reason, as defined in his employment agreement, the President would be entitled to receive as severance a lump sum payment equal to $193,050, a bonus of up to $52,000, health insurance continuation coverage for up to twelve months up to a maximum of $6,000 per month and all of his outstanding unvested stock options would be accelerated and become immediately exercisable.
11. Fair Value Measurements
FASB ASC 820 — Fair Value Measurements and Disclosures specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:
•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
As of March 31, 2010, the fair value hierarchy of the Company’s marketable securities at fair value is summarized below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$998	$—	$—	$998
Investment securities:
Certificates of deposit	—	1,999	—	1,999
Restricted cash:
Certificates of deposit	—	1,400	—	1,400

Total financial assets	$998	$3,399	$—	$4,397

As of December 31, 2009, the fair value hierarchy of the Company’s marketable securities at fair value is summarized below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$2,103	$—	$—	$2,103
Investment securities:
Certificates of deposit		2,991		2,991
Restricted cash:
Certificates of deposit		1,400		1,400

Total financial assets	$2,103	$4,391	$—	$6,494

The following table provides the breakdown of the marketable securities with unrealized losses at March 31, 2010 (in thousands):

	In loss position for less
	than twelve months
	Fair Value	Unrealized Loss

Certificates of deposit	$1,999	$(1)
12. Subsequent Events
On April 14, 2010, the Company announced that it had signed a non-binding Summary of Terms with diaDexus, Inc., or diaDexus, in connection with the proposed acquisition by way of merger of diaDexus, a privately held biotechnology company based in South San Francisco, California. In connection with the execution of the Summary of Terms, VaxGen and diaDexus also signed a binding agreement whereby each party agreed to negotiate exclusively with the other in connection with any potential acquisition transaction.
If a definitive agreement had been entered into and a merger completed as proposed under the Summary of Terms, VaxGen would issue approximately 51.6 million shares of VaxGen common stock in exchange for all of diaDexus’ outstanding equity, and diaDexus would become a wholly-owned subsidiary of VaxGen.
However, on May 10, 2010, diaDexus, Inc. began notifying its customers that it had temporarily suspended the commercialization of the PLAC Test Turbidimetric Immunoassay (TIA) product, and asked customers to discontinue use of this product, due to heterophilic interference observed in a small number of samples tested. diaDexus has advised the Company that it plans to submit a 510(k) application to the U.S. Food and Drug Administration by June 30, 2010 seeking clearance of an enhanced PLAC TIA method product that addresses the heterophilic interference observed in the current PLAC TIA product. The diaDexus PLAC Test ELISA method product is not affected by this suspension and remains commercially available. To facilitate continued reporting of Lp-PLA2 results in the interim, diaDexus is referring customers to a selection of laboratories that provide the ELISA test method.
In light of this product suspension by diaDexus, VaxGen, Inc. is renegotiating the previously disclosed terms of its proposed acquisition of diaDexus. The Company does not intend to provide additional updates regarding the status of the proposed acquisition of diaDexus until such time as either a definitive agreement is entered into or negotiations are otherwise terminated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, and our unaudited condensed Consolidated Financial Statements and related Notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q. In addition to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part II — Item 1A herein when evaluating an investment in our common stock. This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives of management for future operations, any statements regarding future operations, any statements regarding pending or future mergers or acquisitions, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “potential” or “continue” or the negative thereof or other comparable terminology.
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
We are considering various strategic transactions to return value to our stockholders. If we are unable to identify and complete a strategic transaction, we will liquidate. Please refer to Note 12, Subsequent Events, for a description of our proposed merger with diaDexus. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
Recent Developments
On April 14, 2010, the Company announced that it had signed a non-binding Summary of Terms with diaDexus, Inc., or diaDexus, in connection with the proposed acquisition by way of merger of diaDexus, a privately held biotechnology company based in South San Francisco, California. In connection with the execution of the Summary of Terms, VaxGen and diaDexus also signed a binding agreement whereby each party agreed to negotiate exclusively with the other in connection with any potential acquisition transaction.
If a definitive agreement had been entered into and a merger completed as proposed under the Summary of Terms, VaxGen would issue approximately 51.6 million shares of VaxGen common stock in exchange for all of diaDexus’ outstanding equity, and diaDexus would become a wholly-owned subsidiary of VaxGen.
However, on May 10, 2010, diaDexus, Inc. began notifying its customers that it had temporarily suspended the commercialization of the PLAC Test Turbidimetric Immunoassay (TIA) product, and asked customers to discontinue use of this product, due to heterophilic interference observed in a small number of samples tested. diaDexus has advised the Company that it plans to submit a 510(k) application to the U.S. Food and Drug Administration by June 30, 2010 seeking clearance of an enhanced PLAC TIA method product that addresses the heterophilic interference observed in the current PLAC TIA product. The diaDexus PLAC Test ELISA method product is not affected by this suspension and remains commercially available. To facilitate continued reporting of Lp-PLA2 results in the interim, diaDexus is referring customers to a selection of laboratories that provide the ELISA test method.
In light of this product suspension by diaDexus, VaxGen, Inc. is renegotiating the previously disclosed terms of its proposed acquisition of diaDexus. The Company does not intend to provide additional updates regarding the status of the proposed acquisition of diaDexus until such time as either a definitive agreement is entered into or negotiations are otherwise terminated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 29, 2010, for a description of our critical accounting policies. There have been no material changes to our policies since we filed that report.
RESULTS OF OPERATIONS
Comparison of Fiscal Quarters Ended March 31, 2010 and 2009
General and administrative expenses

	Three Months Ended		Percent
	March 31,		Change
	2010	2009	2010/2009
	(in thousands)
General and administrative expenses	$1,697	$2,228	-24%
General and administrative expenses consist primarily of compensation costs, occupancy costs including fees for accounting, legal and other professional services and other general corporate expenses.
The decrease in general and administrative expenses of $0.5 million in the three months ended March 31, 2010 over the comparable period of 2009 was primarily due to lower labor and benefit costs resulting from a $0.2 million payment resulting from the execution of an amended and restated employment agreement with the Company’s President in February 2009 and lower Board of Director fees for the three months ended March 31, 2010 from the comparable 2009 period ($0.2 million) due to the disbanding of the Strategic Transaction Committee.
Other income (expense)

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Interest expense	$(3)	$(11)
Interest income	32	104
Realized gain on sale of available for sale investments	—	357
Other	86	32

Total other income (expense), net	$115	$482

The decrease in other income, net, for the three months ended March 31, 2010 from the comparable period in 2009 was primarily due to:
•	Decreased interest income due to lower interest rates and lower overall cash, cash equivalents and investment balances; and

•	A $0.4 million realized gain on the sale of our remaining Celltrion investment in 2009.
We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	2010	2009
	(in thousands)
As of March 31:
Cash, cash equivalents and investment securities	$31,260	$36,723
Working capital	30,999	37,302

Three Months ended March 31:
Cash provided by (used in)
Operating activities	$(1,080)	$(1,915)
Investing activities	993	(282)
Financing activities	—	—
Our primary capital requirements for the three months ended March 31, 2010 were operating costs. Through March 31, 2010, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction or series of strategic transactions.
Net cash used in operating activities decreased to $1.1 million for the three months ended March 31, 2010 from $1.9 million for the three months ended March 31, 2009 and was primarily attributable to our reduced operating losses. The effect of non-cash items upon operating activities included a gain on sale of Celltrion common stock of $0.4 million in 2009.
The decrease in cash used in operating activities was also affected by the following:
•	Prepaid and other current assets, which decreased by $0.5 million in 2010 vs. $0.2 million in 2009. The 2010 decrease was primarily due to the receipt of a $0.4 million tax refund during the three months ended March 31, 2010;

•	Accounts payable, which decreased by $64,000 in 2010 and increased by $111,000 in 2009 primarily due to the timing of payments; and

•	Accrued and other liabilities, which increased by $64,000 in 2010 and decreased by $149,000 in 2009. The 2010 increase was primarily due to increased accrued legal and audit fees resulting. The 2009 decrease was primarily due to decreased accrued bonus at March 31, 2009 resulting from the payment of the bonus.
Net cash provided by investing activities of $1.0 million in three months ended March 31, 2010 was attributable to activities relating to the purchase and sale of investment securities of $1.0 million. Net cash used in investing activities of $0.3 million in the three months ended March 31, 2009 was primarily attributable to activities relating to the purchase and sale of investment securities of $0.7 million, partially offset by proceeds from the sale of our Celltrion common stock of $0.4 million.
At March 31, 2010, $31.3 million, or 93%, of our total assets consisted of cash, cash equivalents and investment securities. We had working capital of $31.0 million at March 31, 2010, compared to $37.3 million at March 31, 2009. This decrease in working capital is primarily due to the following:
•	Cash, cash equivalents and investments decreased by $5.5 million primarily due to operating losses;

•	Prepaid and other current assets decreased by $0.4 primarily due to reduced prepaid tax; and

•	Assets held for sale decreased by $0.7 million primarily due to impairment charges in 2009.
We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs and commitments through at least March 31, 2011. Our future capital requirements will depend on our ability to identify and complete additional business opportunities. We are considering various strategic transactions to return value to our stockholders. If we are unable to identify and complete an alternate strategic transaction, we will liquidate.

Contractual Obligations
The following summarizes our contractual obligations as of March 31, 2010 for minimum lease payments related to facility leases and equipment under non-cancelable operation leases (in thousands):

		Remainder
		of current	1-3	3-5	More than
	Total	year (2010)	Years	Years	5 years
Operating Lease Obligations	$17,135	$1,853	$4,800	$5,086	$5,396
At March 31, 2010, the Company had a liability for unrecognized tax benefits totaling $1.4 million. Due to the uncertainties related to these tax matters, we are unable to reasonably estimate when a cash settlement with a taxing authority will occur.
Off-Balance Sheet Arrangements
As of March 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its condensed Consolidated Financial Statements.
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements an update to ASC Topic 820, Fair Value Measurements and Disclosures. This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our condensed Consolidated Financial Statements.
In February 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-09, or ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which, among other things, amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The new guidance became effective immediately for Financial Statements that are issued or available to be issued. As a result, we have adopted the ASU 2010-09 effective with this Quarterly Report. The adoption of ASU 2010-09 did not have a material impact on our condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable because we are a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive and financial officer has concluded our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Beginning on October 23, 2009, several putative stockholder class action lawsuits were filed against the Company, members of its Board of Directors, OXiGENE and OXiGENE Merger Sub, Inc. in the Superior Court of California, County of San Mateo in connection with the proposed merger with OXiGENE. The complaints, styled respectively Jensen v. Panek et al., Case No. CIV 488075; Ming v. VaxGen, Inc. et al., Case No. CIV 489164; and Hawes v. VaxGen, Inc. et al., Case No. CIV 489313, allege, among other things, that the members of the Company’s Board of Directors violated their fiduciary duties by failing to maximize value for the Company’s stockholders when negotiating and entering into the merger agreement with OXiGENE. The complaints also allege that the Company and OXiGENE aided and abetted those purported breaches. The plaintiffs seek, among other things, to enjoin the acquisition of the Company by OXiGENE or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved. On February 3, 2010, the Company held a special meeting of stockholders at which the proposed merger failed to receive sufficient votes to be approved. Accordingly, the plaintiffs have filed requests to dismiss the action without prejudice. Since we do not believe that a significant adverse result in this litigation is probable and since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter.
On or about July 7, 2009, the Company filed an action in California Superior Court for San Mateo County against Firstenberg Machinery Company alleging claims for breach of contract and common count arising out of Firstenberg Machinery Company’s failure to remit to the Company the proceeds from Firstenberg Machinery Company’s sale on consignment of certain equipment, machinery and other property of the Company pursuant to a Sales Representative Agreement between the parties. The complaint seeks compensatory damages of at least $77,800. On November 24, 2009, Firstenberg Machinery Company filed an answer to the complaint, denying the Company’s allegations, and a cross-complaint against the Company, alleging claims for breach of the Sales Representative Agreement, breach of the implied covenant of good faith and fair dealing, unfair business practices, negligent misrepresentation and promissory estoppel. The cross-complaint seeks unspecified damages in excess of $231,000. On April 13, 2010, a Settlement Agreement was entered into with the Company and Firstenberg Machinery Company whereby Firstenberg Machinery Company agreed to pay the Company $25,000 and dismiss their cross-complaint.

ITEM 1A.	RISK FACTORS
You should carefully consider the following risk factors as well as other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described herein are not the only ones we face. Additional risks and uncertainties that we do not know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If events corresponding to any of these risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. In that case, the trading price of our common stock could decline. We have marked with an “*” those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 29, 2010.
Failure to complete our proposed merger with diaDexus could adversely affect our stock price and our future business and operations; provisions of a merger agreement may restrict our ability to operate our business.*
Our proposed merger with diaDexus is subject to the negotiation and execution of a definitive merger agreement and the satisfaction of customary closing conditions, including approval by our and diaDexus’s stockholders, and neither we nor diaDexus can assure you that the merger will be completed. In addition, to complete the merger as proposed, we will need the approval of our stockholders to increase the number of shares of common stock authorized by our certificate of incorporation.
In the event that the merger is not completed, we will be subject to costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and the payment of a termination fee and diaDexus’ expenses under certain circumstances. In addition, if the merger is not approved by stockholders, we will need to pursue other strategic alternatives or liquidation, and the market price of our common stock could decline.
During the pendency of the proposed merger we may not be able to take advantage of alternative business opportunities and have agreed not to solicit or entertain proposals relating to alternative business combination transactions.
In connection with the proposed merger, we intend to file a proxy statement/prospectus with the Securities and Exchange Commission. The proxy statement/prospectus, as it may be amended or supplemented, contains or will contain important information about us, diaDexus and the proposed merger and related matters. We urge all of our stockholders to read the proxy statement, as amended or supplemented, if and when it becomes available.

The costs associated with the proposed merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company. *
We estimate that we will incur aggregate direct transaction costs of approximately $1.0 million associated with the proposed merger, and additional costs associated with the consolidation and integration of operations, which cannot be estimated accurately at this time. We have incurred $59,000 of transaction costs through March 31, 2010. If the total costs of the merger exceed our estimates or the benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected.
We do not currently have capabilities to develop products or offer any services; the continuation of our business as a going concern is wholly dependent on our ability to identify and successfully complete a strategic transaction, and/or the sale of the Company’s assets which we may be unable to accomplish. *
We discontinued clinical development of our anthrax vaccine candidate, rPA102, after HHS terminated our Strategic National Stockpile (SNS) Contract in December 2006. In addition, in June 2007 we terminated our contract with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development. In connection with the termination of our clinical development of rPA102, we announced restructuring activities, including significant workforce reductions, and as a result have no remaining internal capability to discover or develop product candidates. Following the termination of our SNS Contract, we evaluated strategic alternatives and retained a financial advisor. As a result of this process, we entered into the Merger Agreement with Raven biotechnologies, inc., or Raven, on November 12, 2007, which was subsequently terminated by mutual agreement on March 28, 2008 due to a lack of stockholder support, and entered into a merger agreement with OXiGENE in October 2009, which was not approved by our stockholders in February 2010.
If we do not complete the proposed merger with diaDexus, we cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with a product pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs. We are unable to predict if the Company will be able to sell its remaining assets (principally, its manufacturing facility and equipment) or if such a sale can be consummated on favorable terms. We are also unable to predict if the Company will be able to assign, sub-lease or terminate the lease on the property containing its manufacturing facility, or if such actions can be consummated on favorable terms. If we are unable to identify and complete an alternate strategic transaction, our business will be liquidated.
We may use some or all of our remaining resources, including available cash, while we seek to identify a strategic transaction; we may fail to identify an appropriate transaction; our stockholders may vote against a proposed transaction; and even if a strategic transaction is completed, it may be unsuccessful in creating value for stockholders. *
As a result of the termination of our SNS Contract, we have been evaluating strategic alternatives since January 2007. In November 2007 we entered into a Merger Agreement with Raven, which was terminated in March 2008 due to a lack of stockholder support. The process of identifying, negotiating and seeking stockholder approval to the proposed Raven merger was time consuming and expensive. For example, we recorded $2.3 million of costs, primarily professional fees, related to the proposed merger with Raven, during the year ended December 31, 2008. In October 2009 we entered into a merger agreement with OXiGENE, and in February 2010 our stockholders failed to approve the merger. The process of identifying, negotiating and seeking stockholder approval to the proposed OXiGENE merger was time consuming and expensive, and we recorded $1.2 million of costs, primarily professional fees, related to the proposed merger with OXiGENE, during the year ended December 31, 2009. On April 14, 2010 we signed a non-binding Summary of Terms with diaDexus in connection with the proposed acquisition of diaDexus. The proposed acquisition of diaDexus is subject to satisfaction of a number of conditions, including approval by the stockholders of both companies.
We cannot predict whether the proposed acquisition of diaDexus or any other transaction we may identify will either provide us with a pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction, once identified, would be approved by our stockholders or consummated on favorable terms. Significant ownership of our common stock is concentrated among several large stockholders and those stockholders may vote against a transaction, even if our Board of Directors and management view the transaction as beneficial. We may use a portion or all of our remaining resources seeking to identify and complete a strategic transaction, but ultimately be unable to do so. Even if completed, such a transaction may not provide us with a pipeline or return value to our stockholders, and either outcome could cause our stockholders to lose some or all of their investment in our common stock.

We may be unable to satisfactorily settle our lease obligation or sub-lease our manufacturing facility.
We lease a 65,000 square-foot facility in South San Francisco, California of which approximately 15,000 square feet is dedicated to biologics manufacturing. The remainder of this facility contains laboratories, office and expansion space. We are the sole occupant. Following the termination of our proposed merger with Raven, we determined that it was not economical to retain the facility and began exploring alternatives, including the sale of the equipment and assignment or sub-lease of the property. To date, we have been unable to assign or sub-let this property. The lease on this property terminates in December 2016, and our remaining lease commitment, as of March 31, 2010, was $17.1 million. Continued failure or inability to assign or reach an agreement to terminate the lease or execute a sub-lease on terms favorable to us may adversely affect our ability to complete a strategic transaction due to the ongoing lease obligation that an acquirer may be required to assume, or may significantly limit proceeds available for distribution in a liquidation.
We may need to raise additional capital to support our operations and in order to continue as a going concern if we successfully complete a strategic transaction.
We believe that our existing cash, cash equivalents and investment securities as of March 31, 2010 will be sufficient to meet our projected operating requirements through at least March 31, 2011 and we are exploring strategic alternatives. Our restructuring measures implemented to date and any future transactions may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock, thereby limiting our ability to raise additional funds or consummate a strategic transaction.
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
Several times during 2007 and 2008 we implemented restructurings resulting in the reduction of our workforce. As of March 31, 2010, we had only three employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals will be critical to our success if we rebuild our business. Our ability to recruit new employees may be diminished as a result of the restructurings we have implemented. If we rebuild our business and need to recruit qualified personnel, including scientific staff and scientific advisors, we may be unable to attract or retain key personnel on acceptable terms, if at all.
We have only a limited operating history and we expect to continue to generate operating losses.
To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At March 31, 2010, we had an accumulated deficit of $275.0 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. If implemented, we expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.
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
Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Global Market or the NASDAQ Capital Market, due to the fact that OTC trading volumes are generally significantly less than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and March 31, 2010, the closing price of our common stock has ranged from a high of $18.55 per share to a low of $0.33 per share.
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
Provisions of our certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our Board of Directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from acquiring, a majority of our outstanding stock. Our charter and bylaws also provide that special stockholders meetings may be called only by our Chairman of the Board of Directors, by our Secretary at the written request of the Chairman or by our Board of Directors, with the result that any third-party takeover not supported by the Board of Directors could be subject to significant delays and difficulties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K:
The following exhibits are filed as part of this report:

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.3	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

3.4	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.4	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.5	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

31.1	Rule 13a-14(a)/15d-14(a) Certification					X

32.1	Section 1350 Certification					X
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.
Dated: May 14, 2010	By:	/s/ James P. Panek
James P. Panek
President (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Exhibit	Filed
No.	Exhibit	Form	File No.	Filing Date	No.	Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.3	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.4	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.4	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.5	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

31.1	Rule 13a-14(a)/15d-14(a) Certification					X

32.1	Section 1350 Certification					X