Form 10-Q
period 2010-06-30
VAXGEN INC
filed 2010-07-27
CIK 1036968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer has one class of common stock with 33,106,523 shares outstanding as of July 26, 2010.

VaxGen, Inc.

Form 10-Q

For the Quarter Ended June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VaxGen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$22,336	$29,348
Investment securities	2,749	2,991
Notes receivable from diaDexus, Inc.	4,000	-
Prepaid expenses and other current assets	348	681
Assets held for sale	310	356
Total current assets	29,743	33,376
Restricted cash	1,400	1,400
Other assets	335	366
Total assets	$31,478	$35,142

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$327	$100
Accrued and other current liabilities	661	687
Total current liabilities	988	787
Deferred rent and other liabilities	4,226	4,377
Total liabilities	5,214	5,164

Contingencies (Note 11)

Stockholders' equity:
Common stock	331	331
Additional paid-in capital	303,196	303,095
Accumulated deficit	(277,262)	(273,449)
Accumulated other comprehensive income (loss)	(1)	1
Total stockholders' equity	26,264	29,978
Total liabilities and stockholders' equity	$31,478	$35,142

See accompanying Notes to condensed Consolidated Financial Statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating expenses:
General and administrative	$2,254	$1,392	$3,950	$3,619
Impairment of assets held for sale	44	159	44	159
Total operating expenses	2,298	1,551	3,994	3,778
Loss from operations	(2,298)	(1,551)	(3,994)	(3,778)
Other income (expense)
Interest expense	(3)	(10)	(5)	(21)
Interest income	56	59	87	163
Realized gain on sale of available for sale investments	-	-	-	357
Other	13	(6)	99	25
Total other income, net	66	43	181	524
Net loss	$(2,232)	$(1,508)	$(3,813)	$(3,254)

Basic and diluted net loss per share:	$(0.07)	$(0.05)	$(0.12)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107	33,107	33,107

See accompanying Notes to condensed Consolidated Financial Statements.

VaxGen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,813)	$(3,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets held for sale	44	159
Stock-based compensation	101	121
Gain on sale of Celltrion common stock	-	(357)
(Gain) loss on sale of assets held for sale	(1)	16
Changes in operating assets and liabilities
Prepaid expenses and other current assets	333	193
Accounts payable	227	162
Accrued and other current liabilities	(26)	(124)
Other	(120)	(150)
Net cash used in operating activities	(3,255)	(3,234)

Cash flows from investing activities:
Proceeds from sale of assets held for sale	3	17
Proceeds from sale and maturity of investment securities	2,990	6,450
Purchase of investment securities	(2,750)	(6,977)
Loan to diaDexus, Inc.	(4,000)	-
Proceeds from sale of Celltrion common stock	-	357
Change in restricted cash	-	156
Net cash provided by (used in) investing activities	(3,757)	3

Net decrease in cash and cash equivalents	(7,012)	(3,231)
Cash and cash equivalents, beginning of period	29,348	34,618
Cash and cash equivalents, end of period	$22,336	$31,387

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

On May 28, 2010, VaxGen entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Violet Acquisition Corporation, a wholly-owned subsidiary of VaxGen (“Merger Sub I”), Violet Acquisition LLC, a wholly-owned subsidiary of VaxGen (“Merger Sub II”), diaDexus, Inc. (“diaDexus”), a privately held diagnostics company focused on the development and commercialization of proprietary in vitro diagnostic products to address unmet needs in cardiovascular disease,  and John E. Hamer, as representative of diaDexus’ stockholders. Under the terms and subject to the conditions set forth in the Merger Agreement, diaDexus will become a wholly-owned subsidiary of VaxGen through a merger of Merger Sub I with and into diaDexus with diaDexus as the surviving company (“Merger I”) and immediately following the effectiveness of Merger I, a merger of diaDexus with and into Merger Sub II (“Merger II” and together with Merger I, the “Merger”).

On June 24, 2010, VaxGen entered into an amendment of the Merger Agreement with diaDexus.  The amendment, among other things, (i) removes the closing condition that the California Commissioner of Corporations issue a permit under Section 25121 of the California Corporations Code for the issuance of VaxGen’s common stock to be issued in the transaction contemplated by the Merger Agreement or that a registration statement on Form S-4 be declared effective by the Securities and Exchange Commission and, instead, provides for the issuance of the shares of VaxGen’s common stock pursuant to the Merger Agreement to be made via private placement and (ii) modifies the closing date of the Merger to the later of (i) July 28, 2010 and (ii) as promptly as practicable after satisfaction or waiver of the conditions set forth in the Merger Agreement.

If the Merger is completed, each outstanding share of Series F Preferred Stock of diaDexus (“Series F Preferred”) will be converted into the right to receive common stock of VaxGen. Based upon the shares of diaDexus Series F Preferred and VaxGen common stock outstanding as of the date of the Merger Agreement, the holders of Series F Preferred would receive approximately 1.7583 shares of VaxGen common stock for each share of Series F Preferred, which is equal to an aggregate of 19,059,153 shares of VaxGen common stock, or 38.49% of the outstanding common stock of VaxGen following the Merger.  The foregoing exchange rate assumes that VaxGen advances no more than $4 million to diaDexus pursuant to the Loan Agreement, however, if VaxGen’s advances to diaDexus exceed $4 million, the post-merger ownership percentage of VaxGen by the former stockholders of diaDexus will decrease by 0.000001915 for each dollar in excess of $4 million.  The actual exchange ratio will be determined immediately prior to the effective time of the Merger, which is anticipated to occur on July 28, 2010.

The Merger Agreement contains certain termination rights for both VaxGen and diaDexus, and further provides that, upon termination of the Merger Agreement under specified circumstances, VaxGen may be required to pay diaDexus a termination fee of $850,000 less the amount of the reasonable out-of-pocket transaction expenses actually incurred by diaDexus prior to the date of the Merger Agreement and reimbursed by VaxGen (which amount is not to exceed $200,000).  As of June 30, 2010, VaxGen has reimbursed diaDexus for $184,000 of such expenses.

Upon the consummation of the Merger, diaDexus will be renamed “diaDexus, LLC” and survive as the wholly-owned subsidiary of VaxGen, and VaxGen will contine to be listed on the OTC Bulletin Board. Both VaxGen and diaDexus will continue to be headquartered in South San Francisco, California following the Merger.

In addition, in connection with the Merger, Mr. Panek will resign from his position as President of VaxGen and the executive officers of diaDexus will become the executive officers of VaxGen upon the consummation of the Merger. Following the Merger, VaxGen’s Board of Directors is expected to consist of a total of five members, three of whom are current directors of diaDexus and two of whom are current directors of VaxGen.

Basis of Presentation

The unaudited condensed Consolidated Financial Statements of VaxGen and its subsidiaries, collectively referred to as the Company, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All intercompany accounts and transactions have been eliminated in consolidation.

Certain information or footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the unaudited condensed consolidated financial information included herein. While VaxGen believes that the disclosures are adequate to make the information not misleading, these unaudited condensed Consolidated Financial Statements should be read in conjunction with VaxGen’s audited Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 29, 2010.

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the operating results for the full year. The preparation of Financial Statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. While management believes its estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results may likely be different from the estimates made.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These accounting policies have not significantly changed.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2009-13, or ASU 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its condensed Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements an update to Accounting Standard Codification (ASC) Topic 820, Fair Value Measurements and Disclosures. This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for the Company in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for the Company with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s condensed Consolidated Financial Statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which, among other things, amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The new guidance became effective immediately for Financial Statements that are issued or available to be issued. As a result, we have adopted the ASU 2010-09 effective with this Quarterly Report. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(2,232)	$(1,508)	$(3,813)	$(3,254)
Basic and diluted net loss per share	$(0.07)	$(0.05)	$(0.12)	$(0.10)
Weighted average shares used in computing basic and diluted net loss per share	33,107	33,107	33,107	33,107

The following outstanding options and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options to purchase common stock	1,124	1,774	1,124	1,774
Warrants to purchase common stock	2,073	2,098	2,073	2,098
Total	3,197	3,872	3,197	3,872

4. Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive loss. Other comprehensive loss represents certain amounts that are reported as components of stockholders’ equity in the Consolidated Balance Sheet, including unrealized gains or losses on investment securities. The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(2,232)	$(1,508)	$(3,813)	$(3,254)
Change in unrealized gains on investment securities	-	-	(2)	(273)
Comprehensive loss	$(2,232)	$(1,508)	$(3,815)	$(3,527)

5. Investments

The following is a summary of available-for-sale investment securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2009
Certificates of deposit	$2,991	$-	$-	$2,991

June 30, 2010
Certificates of deposit	$2,750	$-	$(1)	$2,749

6. Notes Receivable from diaDexus, Inc.

On May 28, 2010, in connection with the Merger Agreement, VaxGen entered into a Loan Agreement (the “Loan Agreement”) with diaDexus. Pursuant to the Loan Agreement, VaxGen has agreed to loan diaDexus in the principal amount of up to $6.0 million. The initial advance of $3.0 million under the Loan Agreement was made on May 28, 2010. The second advance of $1.0 million was made on June 29, 2010.  The third and fourth advances of $1.0 million may be made at VaxGen’s sole and absolute discretion. The loans made pursuant to the Loan Agreement bear interest at 10% payable at maturity, and are collateralized by all of diaDexus’ assets on a pari-passu basis with certain secured promissory notes issued on May 28, 2010 by diaDexus, evidencing loans by certain of its stockholders in the aggregate principal amount of $1.5 million. The security interests will be granted pursuant to a Security and Collateral Agency Agreement entered into on May 28, 2010, by and among diaDexus, VaxGen and the purchasers of the secured promissory notes (the “Collateral Agreement”), pursuant to which VaxGen will serve as collateral agent for itself and the purchasers of the secured promissory notes. The security interests will be first priority security interests, subject to pre-existing liens and certain permitted liens. As of June 30, 2010, the notes receivable from diaDexus totaled $4.0 million in principal amount.

Upon completion of the Merger all obligations under the Note would be forgiven.  In the event of the termination of the Merger, the entire outstanding principal balance and all unpaid accrued interest becomes fully due and payable on the last day of the twelfth full calendar month following the date of termination of the Merger Agreement.

7. Assets Held For Sale

The Company has committed to a plan to sell the equipment related to its California manufacturing facility. These assets have met the criteria for, and have been classified as “held for sale” in accordance with ASC Topic 360. The Company uses the market approach to determine fair market value of its assets held for sale.

The Company performed an impairment assessment of the facility as of June 30, 2010. At June 30, 2010, the Company estimated that the fair market values of these assets were less than the carrying values of these assets by $44,000, which was recorded as an impairment of assets held for sale in the Statement of Operations for the three and six months ended June 30, 2010.   The pending Merger with diaDexus would not impact assets held for sale.

Total assets held for sale are as follows (in thousands):

Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2010 Total Losses

Assets held for sale	$310	$-	$-	$310	$(44)

The Company’s measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The Company calculated the fair value of assets held for sale using a market value technique that relies on Level 3 inputs, including quoted prices for similar assets. Based on this analysis, the Company estimated that the fair value of the assets held for sale was $310,000.

8. Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009

Employee benefits and severance	$91	$82
Legal and professional fees	158	163
Deferred rent	379	423
Other	33	19
Total accrued and other current liabilities	$661	$687

9. Income Taxes

Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and, therefore, a valuation allowance has been provided on net deferred tax assets. The gross amount of unrecognized tax benefits as of June 30, 2010 was $1.4 million, which if realized $0.2 million will affect the effective tax rate and $1.2 million will not, due to the valuation allowance provided on deferred tax assets.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for and included in other long-term liabilities as of June 30, 2010 and December 31, 2009 was approximately $0.6 million and $0.6 million, which is consistent with the Company’s policy.

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

10. Stock-Based Compensation

The impact on consolidated results of operations of recording stock-based compensation was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General and administrative	$48	$59	$101	$121

11. Commitments and Contingencies

Leases

VaxGen leases office facilities under a non-cancelable operating lease in South San Francisco, California, which expires in December 2016.

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

In October 2007, the Company again amended its lease agreement, or Lease Amendment II. Lease Amendment II calls for the Company to relinquish occupancy of one of its two buildings subject to the lease, effective March 1, 2008. The Company paid a surrender fee to the landlord of $0.1 million. Under Lease Amendment II, the amount of the $2.4 million letter of credit delivered by the Company in favor of the landlord was reduced by $1.0 million, with further reductions over the remaining term of the lease upon the achievement of financial benchmarks by the Company. The savings account which collateralizes this reduced letter of credit is included in restricted cash in the Consolidated Balance Sheet as of June 30, 2010. VaxGen has been unable to negotiate a termination of this lease with the landlord for acceptable terms, and is seeking to identify a sub-tenant(s) for the facility.  In the event the Merger with diaDexus is consummated, diaDexus may elect to occupy approximately 50% of the facility.

VaxGen also has a lease for 6,000 square feet of warehouse and office space in South San Francisco, which expires on September 30, 2011. In addition, VaxGen has one operating lease of office equipment.

The future rental payments required by the Company for all of its facilities under non-cancelable operating leases are as follows (in thousands):

2010 (remaining six months)	$1,235
2011	2,367
2012	2,433
2013	2,505
2014	2,581
2015 and beyond	5,396
Total	$16,517

Litigation

Beginning on October 23, 2009, several putative stockholder class action lawsuits were filed against the Company, members of its Board of Directors, OXiGENE and OXiGENE Merger Sub, Inc. in the Superior Court of California, County of San Mateo in connection with the proposed merger with OXiGENE. The complaints, styled respectively Jensen v. Panek et al. , Case No. CIV 488075; Ming v. VaxGen, Inc. et al. , Case No. CIV 489164; and Hawes v. VaxGen, Inc. et al. , Case No. CIV 489313, allege, among other things, that the members of the Company’s Board of Directors violated their fiduciary duties by failing to maximize value for the Company’s stockholders when negotiating and entering into the merger agreement with OXiGENE. The complaints also allege that the Company and OXiGENE aided and abetted those purported breaches. The plaintiffs sought, among other things, to enjoin the acquisition of the Company by OXiGENE or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved. On February 3, 2010, the Company held a special meeting of stockholders at which the proposed merger failed to receive sufficient votes to be approved.   On May 11, 2010, the lawsuits were dismissed without prejudice.

On or about July 7, 2009, the Company filed an action in California Superior Court for San Mateo County against Firstenberg Machinery Company alleging claims for breach of contract and common count arising out of Firstenberg Machinery Company’s failure to remit to the Company the proceeds from Firstenberg Machinery Company’s sale on consignment of certain equipment, machinery and other property of the Company pursuant to a Sales Representative Agreement between the parties. The complaint seeks compensatory damages of at least $77,800. On November 24, 2009, Firstenberg Machinery Company filed an answer to the complaint, denying the Company’s allegations, and a cross-complaint against the Company, alleging claims for breach of the Sales Representative Agreement, breach of the implied covenant of good faith and fair dealing, unfair business practices, negligent misrepresentation and promissory estoppel. On April 13, 2010, a Settlement Agreement was entered into with the Company and Firstenberg Machinery Company whereby Firstenberg Machinery Company agreed to pay the Company $25,000 and dismiss their cross-complaint.  The payment terms include four installments of $6,250 payable on May 15, 2010, June 15, 2010, July 15, 2010 and August 15, 2010.  As of June 30, 2010, the Company has received $12,500 from Firstenberg Machinery Company.

Contingencies

If Mr. Panek’s employment with VaxGen is terminated without cause, or he resigns for good reason, as defined in his employment agreement, he would be entitled to receive as severance a lump sum payment equal to $193,050, health insurance continuation coverage for up to twelve months up to a maximum of $6,000 per month and all of his outstanding unvested stock options would be accelerated and become immediately exercisable. In connection with the Merger or a change of control, as defined Mr. Panek’s employment agreement, he will receive a bonus of $52,000.

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

•	Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

As of June 30, 2010, the fair value hierarchy of the Company’s marketable securities at fair value is summarized below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$1,992	$-	$-	$1,992
Certificates of deposit	-	750	-	750
Investment securities:
Certificates of deposit	-	2,749	-	2,749
Restricted cash:
Certificates of deposit	-	1,400	-	1,400
Total Financial Assets	$1,992	$4,899	$-	$6,891

As of December 31, 2009, the fair value hierarchy of the Company’s marketable securities at fair value is summarized below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$2,103	$-	$-	$2,103
Investment securities:
Certificates of deposit		2,991		2,991
Restricted cash:
Certificates of deposit		1,400		1,400
Total financial assets	$2,103	$4,391	$-	$6,494

The following table provides the breakdown of the marketable securities with unrealized losses at June 30, 2010 (in thousands):

	In loss position for less than twelve months
	Fair Value	Unrealized Loss

Certificates of deposit	$2,749	$(1)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward - Looking Statements

This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, and our unaudited condensed Consolidated Financial Statements and related Notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q. In addition to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part II — Item 1A herein when evaluating an investment in our common stock. This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives of management for future operations, any statements regarding future operations, any statements regarding pending or future mergers or acquisitions, including the Merger, as defined below, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “potential” or “continue” or the negative thereof or other comparable terminology.

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

If we are unable to complete a strategic transaction, we will liquidate. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

On May 28, 2010, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Violet Acquisition Corporation, our wholly-owned subsidiary (“Merger Sub I”), Violet Acquisition LLC, our wholly-owned subsidiary (“Merger Sub II”), diaDexus, Inc. (“diaDexus”) and John E. Hamer, as representative of diaDexus’ stockholders. Under the terms and subject to the conditions set forth in the Merger Agreement, diaDexus, a privately held diagnostics company focused on the development and commercialization of proprietary in vitro diagnostic products to address unmet needs in cardiovascular disease, will become our wholly-owned subsidiary through a merger of Merger Sub I with and into diaDexus with diaDexus as the surviving company (“Merger I”) and immediately following the effectiveness of Merger I, a merger of diaDexus with and into Merger Sub II (“Merger II” and together with Merger I, the “Merger”).

On May 28, 2010, in connection with the Merger Agreement, we entered into a Loan Agreement (the “Loan Agreement”) with diaDexus. Pursuant to the Loan Agreement, we have agreed to make loans to diaDexus in the principal amount of up to $6.0 million. The initial advance of $3.0 million under the Loan Agreement was made on May 28, 2010. The second advance of $1.0 was made on June 29, 2010.  The third and fourth advances of $1,000,000 may be made at our sole and absolute discretion. The loans made pursuant to the Loan Agreement bear interest at 10% payable at maturity, and are secured by all of diaDexus’ assets on a pari-passu basis with certain secured promissory notes issued on May 28, 2010 by diaDexus, evidencing loans by certain of its stockholders in the aggregate principal amount of $1.5 million. The security interests will be granted pursuant to a Security and Collateral Agency Agreement entered into on May 28, 2010, by and among us, diaDexus, and the purchasers of the secured promissory notes (the “Collateral Agreement”), pursuant to which we will serve as collateral agent for ourselves and the purchasers of the secured promissory notes. The security interests will be first priority security interests, subject to pre-existing liens and certain permitted liens. As of June 30, 2010, the notes receivable from diaDexus totaled $4.0 million in principal amount.

On June 24, 2010, we entered into an amendment of the Merger Agreement with diaDexus.  The amendment, among other things, (i) removes the closing condition that the California Commissioner of Corporations issue a permit under Section 25121 of the California Corporations Code for the issuance of our common stock to be issued in the transaction contemplated by the Merger Agreement or that a registration statement on Form S-4 be declared effective by the Securities and Exchange Commission and, instead, provides for the issuance of the shares of our common stock pursuant to the Merger Agreement to be made via private placement and (ii) modifies the closing date of the Merger to the later of (i) July 28, 2010 and (ii) as promptly as practicable after satisfaction or waiver of the conditions set forth in the Merger Agreement.

If the Merger is completed, each outstanding share of Series F Preferred Stock of diaDexus (“Series F Preferred”) will be converted into the right to receive our common stock. Based upon the shares of diaDexus Series F Preferred and our common stock outstanding as of the date of the Merger Agreement, the holders of Series F Preferred would receive approximately 1.7583 shares of our common stock for each share of Series F Preferred, which is equal to an aggregate of 19,059,153 shares of our common stock, or 38.49% of our outstanding common stock following the Merger.  The foregoing exchange rate assumes that we advance no more than $4 million to diaDexus pursuant to the Loan Agreement, however, if our advances to diaDexus exceed $4 million, the post-merger ownership percentage of VaxGen by the former stockholders of diaDexus will decrease by 0.000001915 for each dollar in excess of $4 million.  The actual exchange ratio will be determined immediately prior to the effective time of the Merger, which is anticipated to occur on July 28, 2010.

The Merger Agreement contains certain termination rights for both us and diaDexus, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay diaDexus a termination fee of $850,000 less the amount of the reasonable out-of-pocket transaction expenses actually incurred by diaDexus prior to the date of the Merger Agreement and reimbursed by us (which amount is not to exceed $200,000).  As of June 30, 2010, we have reimbursed diaDexus for $184,000 of such expenses.

Upon the consummation of the Merger, diaDexus will be renamed “diaDexus, LLC” and survive as the wholly-owned subsidiary of VaxGen, and VaxGen will continue to be listed on the OTC Bulletin Board. Both VaxGen and diaDexus will continue to be headquartered in South San Francisco, California following the Merger.

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

RESULTS OF OPERATIONS

Comparison of Three Months and Six Months Ended June 30, 2010 and 2009

General and administrative expenses

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2010	2009	2010/2009	2010	2009	2010/2009
	(in thousands)			(in thousands)
General and administrative expenses	$2,254	$1,392	62%	$3,950	$3,619	9%

General and administrative expenses consist primarily of compensation costs, occupancy costs including fees for accounting, legal and other professional services and other general corporate expenses.

The increase in general and administrative expenses of $0.9 million in the three months ended June 30, 2010 over the comparable period of 2009 was primarily due to higher transaction costs of $1.2 million in the three months ended June 30, 2010 compared to the similar period in 2010 primarily due to the proposed Merger with diaDexus..  This increase was partially offset by lower Board of Directors fees ($0.3 million) for the three months ended June 30, 2010 from the comparable 2009 period due to the disbanding of the Strategic Transaction Committee of the Board of Directors.

The increase in general and administrative expenses of $0.3 million in the six months ended June 30, 2010 over the comparable period of 2009 was primarily due to higher transaction costs of $1.0 million in the six months ended June 30, 2010 compared to the similar period in 2010 primarily due to the proposed mergers with diaDexus and OXiGENE.  This increase was partially offset by lower Board of Directors fees ($0.5 million) for the six months ended June 30, 2010 from the comparable 2009 period due to the disbanding of the Strategic Transaction Committee of the Board of Directors and from a $0.2 million payment resulting from the execution of an amended and restated employment agreement with the Company’s President in February 2009.

Impairment of assets held for sale

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2010	2009	2010/2009	2010	2009	2010/2009
	(in thousands)			(in thousands)
Impairment of assets held for sale	$44	$159	-72%	$44	$159	-72%

We performed an impairment assessment of the facility as of June 30, 2010. At June 30, 2010, we estimated that the fair market values of these assets were less than the carrying values of these assets by $44,000, which was recorded as an impairment of assets held for sale in the Statement of Operations for the three and six months ended June 30, 2010.

We performed an impairment assessment of the facility as of June 30, 2009. At June 30, 2009, we estimated that the fair market values of these assets were less than the carrying values of these assets by $0.2 million, which was recorded as an impairment of assets held for sale in the Statement of Operations for the three and six months ended June 30, 2009.

Other income (expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Interest expense	$(3)	$(10)	$(5)	$(21)
Interest income	56	59	87	163
Realized gain on sale of available for sale investments	-	-	-	357
Other	13	(6)	99	25
Total other income, net	$66	$43	$181	$524

The increase in other income, net, for the three months ended June 30, 2010 from the comparable period in 2009 was primarily due to $13,000 received from ligation settlement payments received during the three months ended June 30, 2010.

The decrease in other income, net, for the six months ended June 30, 2010 from the comparable period in 2009 was primarily due to:

•	Decreased interest income due to lower interest rates and lower overall cash, cash equivalents and investment balances; and

•	A $0.4 million realized gain on the sale of our remaining Celltrion investment in 2009.

We anticipate future investment income will fluctuate and will be primarily driven by our future cash, cash equivalent and investment balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	2010	2009
As of June 30:	(in thousands)
Cash, cash equivalents and investment securities	$25,085	$35,563
Working capital	28,755	35,934

Six Months ended June 30:
Cash provided by (used in)
Operating activities	$(3,255)	$(3,234)
Investing activities	(3,757)	3
Financing activities	-	-

Our primary capital requirements for the six months ended June 30, 2010 were operating costs. Through June 30, 2010, we financed our operations primarily through sales of our common stock, the issuance of Series A Preferred Stock, the issuance of convertible debt, sales of our Celltrion common stock as well as through revenues from research contracts and grants. Our future capital requirements will depend upon our ability to identify and exploit business development opportunities including actively pursuing avenues to enhance stockholder value through a strategic transaction or series of strategic transactions.

Net cash used in operating activities increased to $3.3 million for the six months ended June 30, 2010 compared to net cash used of $3.2 million for the six months ended June 30, 2009 and was primarily attributable to our increased operating losses. The effect of non-cash items upon operating activities included a gain on sale of Celltrion common stock of $0.4 million in 2009.

Net cash used by investing activities of $3.8 million in six months ended June 30, 2010 was attributable to the $4.0 million in advances pursuant to the loan to diaDexus related to the proposed Merger partially offset by the purchase and sale of investment securities of $0.2 million. Net cash provided by investing activities of $3,000 in six months ended June 30, 2009 was primarily attributable to activities relating to the purchase and sale of investment securities of $0.5 million, offset by proceeds from the sale of our Celltrion common stock of $0.4 million.

At June 30, 2010, $25.1 million, or 80%, of our total assets consisted of cash, cash equivalents and investment securities. We had working capital of $28.8 million at June 30, 2010, compared to $35.9 million at June 30, 2009. This decrease in working capital is primarily due to the following:

•	Cash, cash equivalents and investment securities decreased by $10.5 million primarily due to operating losses and the $4.0 million in advances pursuant to the loan to diaDexus;

•	Prepaid and other current assets decreased by $0.3 primarily due to the receipt of a tax refund; and

•	Assets held for sale decreased by $0.3 million primarily due to impairment charges.

We believe that our existing cash, cash equivalents and investment securities will be sufficient to cover our working capital needs and commitments through at least June 30, 2011. Our future capital requirements will depend on whether the proposed Merger with diaDexus is completed and the future needs of that business. We are considering various strategic transactions to return value to our stockholders. If we are unable to identify and complete an alternate strategic transaction, we will liquidate.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2010 for minimum lease payments related to facility leases and equipment under non-cancelable operation leases (in thousands):

	Total	Remainder of current year (2010)	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations	$16,517	$1,235	$4,800	$5,086	$5,396

At June 30, 2010, the Company had a liability for unrecognized tax benefits totaling $1.4 million. Due to the uncertainties related to these tax matters, we are unable to reasonably estimate when a cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation  S-K.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, 2009-13, or ASU 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its condensed Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06 , Improving Disclosures about Fair Value Measurements an update to ASC Topic 820, Fair Value Measurements and Disclosures . This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our condensed Consolidated Financial Statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which, among other things, amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The new guidance became effective immediately for Financial Statements that are issued or available to be issued. As a result, we have adopted the ASU 2010-09 effective with this Quarterly Report. The adoption of ASU 2010-09 did not have a material impact on our condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive and financial officer has concluded our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning on October 23, 2009, several putative stockholder class action lawsuits were filed against the Company, members of its Board of Directors, OXiGENE and OXiGENE Merger Sub, Inc. in the Superior Court of California, County of San Mateo in connection with the proposed merger with OXiGENE. The complaints, styled respectively Jensen v. Panek et al. , Case No. CIV 488075; Ming v. VaxGen, Inc. et al. , Case No. CIV 489164; and Hawes v. VaxGen, Inc. et al. , Case No. CIV 489313, allege, among other things, that the members of the Company’s Board of Directors violated their fiduciary duties by failing to maximize value for the Company’s stockholders when negotiating and entering into the merger agreement with OXiGENE. The complaints also allege that the Company and OXiGENE aided and abetted those purported breaches. The plaintiffs sought, among other things, to enjoin the acquisition of the Company by OXiGENE or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved. On February 3, 2010, the Company held a special meeting of stockholders at which the proposed merger failed to receive sufficient votes to be approved.   On May 11, 2010, the lawsuits were dismissed without prejudice.

On or about July 7, 2009, the Company filed an action in California Superior Court for San Mateo County against Firstenberg Machinery Company alleging claims for breach of contract and common count arising out of Firstenberg Machinery Company’s failure to remit to the Company the proceeds from Firstenberg Machinery Company’s sale on consignment of certain equipment, machinery and other property of the Company pursuant to a Sales Representative Agreement between the parties. The complaint seeks compensatory damages of at least $77,800. On November 24, 2009, Firstenberg Machinery Company filed an answer to the complaint, denying the Company’s allegations, and a cross-complaint against the Company, alleging claims for breach of the Sales Representative Agreement, breach of the implied covenant of good faith and fair dealing, unfair business practices, negligent misrepresentation and promissory estoppel. On April 13, 2010, a Settlement Agreement was entered into with the Company and Firstenberg Machinery Company whereby Firstenberg Machinery Company agreed to pay the Company $25,000 and dismiss their cross-complaint.  The payment terms are $6,250 on May 15, 2010, June 15, 2010, July 15, 2010 and August 15, 2010.

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

Failure to complete our proposed Merger with diaDexus could adversely affect our stock price and our future business and operations; provisions of the Merger Agreement may restrict our ability to operate our business.*

Our proposed Merger with diaDexus is subject to the satisfaction of customary closing conditions, including approval by diaDexus’s stockholders, and neither we nor diaDexus can assure you that the Merger will be completed.

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

The costs associated with the proposed Merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company. *

We estimate that we will incur aggregate direct transaction costs of approximately $1.5 million associated with the proposed Merger, and additional costs associated with the consolidation and integration of operations, which cannot be estimated accurately at this time. We have incurred $1.2 million of transaction costs through June 30, 2010. If the total costs of the Merger exceed our estimates or the benefits of the Merger do not exceed the total costs of the Merger, the financial results of the combined company could be adversely affected.

We do not currently have capabilities to develop products or offer any services; the continuation of our business as a going concern is wholly dependent on our ability to successfully complete a strategic transaction, which we may be unable to accomplish. *

We discontinued clinical development of our anthrax vaccine candidate, rPA102, after HHS terminated our Strategic National Stockpile (SNS) Contract in December 2006. In addition, in June 2007 we terminated our contract with the Chemo-Sero-Therapeutic Research Institute of Japan, or Kaketsuken, to develop a smallpox vaccine. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of rPA102, and we have no product candidates in clinical or preclinical development.  Following the termination of our SNS Contract, we evaluated strategic alternatives and retained a financial advisor. As a result of this process, we entered into an Agreement and Plan of Merger with Raven biotechnologies, inc., or Raven, in November 2007, which was subsequently terminated by mutual agreement on March 28, 2008 due to a lack of stockholder support, and entered into an Agreement and Plan of Merger with OXiGENE in October 2009, which was not approved by our stockholders in February 2010.

If we do not complete the proposed Merger with diaDexus, we cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with a product pipeline or return value to our stockholders on a timely basis or at all. We also cannot predict whether any such transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs. We are unable to predict if we will be able to sell our remaining assets or if such a sale can be consummated on favorable terms. We are also unable to predict if we will be able to assign, sub-lease or terminate the lease on the property containing our manufacturing facility, or if such actions can be consummated on favorable terms. If we are unable to identify and complete an alternate strategic transaction, our business will be liquidated.

We may use some or all of our remaining resources, including available cash, while we seek to complete the proposed Merger.*

As a result of the termination of our SNS Contract, we have been evaluating strategic alternatives since January 2007. In November 2007 we entered into an Agreement and Plan of Merger with Raven, which was terminated in March 2008 due to a lack of stockholder support. The process of identifying, negotiating and seeking stockholder approval to the proposed Raven merger was time consuming and expensive. For example, we recorded $2.3 million of costs, primarily professional fees, related to the proposed merger with Raven, during the year ended December 31, 2008. In October 2009 we entered into an Agreement and Plan of Merger with OXiGENE, and in February 2010 our stockholders failed to approve the merger. The process of identifying, negotiating and seeking stockholder approval to the proposed OXiGENE merger was time consuming and expensive, and we recorded $1.2 million of costs, primarily professional fees, related to the proposed merger with OXiGENE, during the year ended December 31, 2009 and an additional $0.2 million for the six months ended June 30, 2010. On May 28, 2010 we entered into the Merger Agreement with diaDexus. As of June 30, 2010 we have recorded $1.2 million of costs related to the proposed Merger with diaDexus. The proposed Merger is subject to satisfaction of a number of conditions and may not be completed.

If the proposed Merger is completed, it may be unsuccessful in creating value for stockholders. *

We cannot predict whether the proposed Merger with diaDexus, if completed, will either provide us with a pipeline or return value to our stockholders on a timely basis or at all.  diaDexus’ business is subject to a number of risks, including the following:

•	Shipment of the diaDexus PLAC Turbidimetric Immunoassay Test was recently suspended and diaDexus may be unable to obtain clearance to reintroduce the product;

•
diaDexus is an early stage company and has engaged in only limited sales and marketing activities for its first product, the PLAC Test, which aids in assessing risk for both heart attack and ischemic stroke associated with atherosclerosis;

•	diaDexus is reliant on the commercial success of its PLAC Test products;

•
The business of diaDexus is dependent on its ability to successfully develop and commercialize novel diagnostic products and services based on biomarkers.  If diaDexus fails to develop and commercialize diagnostic products, diaDexus may be unable to execute its business plan;

•
diaDexus is subject to extensive regulation by the FDA and other regulatory agencies and failure to comply with such regulation could have a material adverse effect on its business, financial condition and results of operations;

•
diaDexus relies on sole source third parties to manufacture and supply its main reagent and the different formats of the PLAC Test.  Any problems experienced by these vendors could result in a delay or interruption in the supply of product until the vendor cures the problem or until diaDexus locates and qualifies an alternative source of supply or contract manufacturing;

•	The future success of diaDexus depends on its ability to retain its Chief Executive Officer and other key employees and to attract, retain and motivate qualified personnel; and

•	diaDexus licenses key intellectual property from GlaxoSmithKline and ICOS, and he majority of patents that relate to products currently sold by diaDexus will begin to expire in mid-2014.

We may be unable to satisfactorily settle our lease obligation or sub-lease our manufacturing facility. *

We lease a 65,000 square-foot facility in South San Francisco, California of which approximately 15,000 square feet is dedicated to biologics manufacturing. The remainder of this facility contains laboratories, office and expansion space. We are the sole occupant. Following the termination of our proposed merger with Raven, we determined that it was not economical to retain the facility and began exploring alternatives, including the sale of the equipment and assignment or sub-lease of the property. To date, we have been unable to assign or sub-let this property. The lease on this property terminates in December 2016, and our remaining lease commitment, as of June 30, 2010, was $16.5 million. Continued failure or inability to assign or reach an agreement to terminate the lease or execute a sub-lease on terms favorable to us may adversely affect our ability to complete a strategic transaction due to the ongoing lease obligation that an acquirer may be required to assume, or may significantly limit proceeds available for distribution in a liquidation.

We may need to raise additional capital to support our operations and in order to continue as a going concern if we successfully complete a strategic transaction.

We believe that our existing cash, cash equivalents and investment securities as of June 30, 2010 will be sufficient to meet our projected operating requirements through at least June 30, 2011. Our restructuring measures implemented to date, the proposed Merger and any future transactions may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock, thereby limiting our ability to raise additional funds or consummate a strategic transaction.

We may require substantial additional funds to commercialize diaDexus’ products and develop new products. Our ability to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We may seek to raise additional funds through the sale of equity or debt to meet our working capital and capital expenditure needs. We do not know, however, whether additional financing will be available when needed, or whether it will be available on favorable terms or at all. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

As a result of the reductions in our workforce that we announced throughout 2007 and 2008, we may not be successful in retaining key employees and in attracting qualified new employees as required in the future. If we are unable to retain our management or to attract additional qualified personnel, our ability to rebuild our business will be seriously jeopardized.

Several times during 2007 and 2008 we implemented restructurings resulting in the reduction of our workforce. As of June 30, 2010, we had only three employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals will be critical to our success if we rebuild our business. Our ability to recruit new employees may be diminished as a result of the restructurings we have implemented. If we rebuild our business and need to recruit qualified personnel, including scientific staff and scientific advisors, we may be unable to attract or retain key personnel on acceptable terms, if at all.

We have only a limited operating history and we expect to continue to generate operating losses. *

To date, we have engaged primarily in research, development and clinical testing. Since our inception in 1995, our operations have not been profitable, and we cannot be certain that we will ever achieve or sustain operating profitability. At June 30, 2010, we had an accumulated deficit of $277.3 million. Developing any future product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. If implemented, we expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

Natural disasters, including earthquakes, may damage our facilities.

Our corporate and manufacturing facilities are located in California. Our facilities in California are in close proximity to known earthquake fault zones. As a result, our corporate, research and manufacturing facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the scope or amount of coverage will be adequate in any particular case.

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

Our stockholders will experience substantial dilution as a result of the issuance of additional shares of common stock in the proposed Merger.*

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

If the proposed Merger is completed, we will issue 20.7 million shares of common stock to the holders of diaDexus’ Series F Preferred Stock and certain diaDexus employees. Accordingly, our current stockholders will experience substantial dilution as a result of the Merger. Immediately after the Merger, the holders of our common stock prior to the Merger will own approximately 61.51% of our common stock, and the holders of diaDexus Series F Preferred and diaDexus employees will, in the aggregate, own approximately 38.49% of our common stock, subject to adjustments in certain circumstances.

Our Board of Directors has the authority to establish the designation of almost 20,000,000 shares of preferred stock that are convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. If we complete the proposed Merger, we may raise additional funds to support diaDexus’ business through public or private offerings of our preferred stock or our common stock, or through issuance of debt securities that are convertible into shares of our common stock. Until diaDexus can generate substantial product revenues, if will be required to finance its operations with its existing cash resources and fund obtained in connection with the proposed Merger. Even subsequent to the proposed Merger, diaDexus may need to raise additional funds to support its operations. The issuance of additional shares of our common stock, or conversion of preferred stock or debt securities into shares of common stock, would further dilute the percentage ownership of our stockholders.

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

Our stock price is likely to be volatile. *

Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded OTC typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Global Market or the NASDAQ Capital Market, due to the fact that OTC trading volumes are generally significantly less than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. For example, between August 9, 2004 and June 30, 2010, the closing price of our common stock has ranged from a high of $18.55 per share to a low of $0.30 per share.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are filed as part of this report:

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC and diaDexus, Inc.	8-K	0-26483	6-1-10	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus’ stockholders.	8-K	0-26483	6-28-10	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.3	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.4	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.4	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.5	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.114	Amended and Restated Executive Employment Agreement between James P. Panek and VaxGen, Inc. dated May 27, 2010	0-26483	6-1-10	10.3

10.115	Loan Agreement, dated as of May 28, 2010, entered into by and between diaDexus, Inc. and VaxGen, Inc.	0-26483	6-1-10	10.1

10.116	Security and Collateral Agency Agreement dated as of May 28, 2010, by and among diaDexus, Inc., the secured parties listed on the signature pages thereto and VaxGen, Inc., in its capacity as Collateral Agent.	0-26483	6-1-10	10.2

10.117	Form of Voting Agreement, dated May 28, 2010, by and among certain directors, officers and stockholders of diaDexus, Inc. and VaxGen, Inc.	0-26483	6-1-10	99.1

10.118	Form of Lock-Up Agreement, dated May 28, 2010, by and among certain directors, officers and stockholders of diaDexus, Inc. and VaxGen, Inc.	0-26483	6-1-10	99.2

31.1	Rule 13a-14(a)/15d-14(a) Certification				X

32.1	Section 1350 Certification				X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VaxGen, Inc.

Dated: July 27, 2010	By:	/s/ James P. Panek
James P. Panek
President (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC and diaDexus, Inc.	8-K	0-26483	6-1-10	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus’ stockholders.	8-K	0-26483	6-28-10	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.1

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	S-8	333-84922	3-26-02	4.3

3.3	Amended and Restated Bylaws, dated as of May 18, 2007.	8-K	000-26483	05-23-07	3.1

3.4	Amendment to the Amended and Restated Certificate of Incorporation, dated as of August 10, 2005.	10-Q	0-26483	05-31-07	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5

4.2	Certificate of Designations, Rights and Preferences of Series A 6% Cumulative Convertible Preferred Stock.	S-8	333-84922	3-26-02	4.2

4.3	Registrant Rights Agreement by and among Registrant and Certain Stockholders.	8-K	000-26483	5-24-01	10.2

4.4	Form of Common Stock Purchase Warrant.	8-K	000-26483	5-24-01	4.1

4.5	Specimen Stock Certificate for Common Stock of Registrant.	S-1	333-78065	6-11-99	4.1

10.114	Amended and Restated Executive Employment Agreement between James P. Panek and VaxGen, Inc. dated May 27, 2010	0-26483	6-1-10	10.3

10.115	Loan Agreement, dated as of May 28, 2010, entered into by and between diaDexus, Inc. and VaxGen, Inc.	0-26483	6-1-10	10.1

10.116	Security and Collateral Agency Agreement dated as of May 28, 2010, by and among diaDexus, Inc., the secured parties listed on the signature pages thereto and VaxGen, Inc., in its capacity as Collateral Agent.	0-26483	6-1-10	10.2

10.117	Form of Voting Agreement, dated May 28, 2010, by and among certain directors, officers and stockholders of diaDexus, Inc. and VaxGen, Inc.	0-26483	6-1-10	99.1

10.118	Form of Lock-Up Agreement, dated May 28, 2010, by and among certain directors, officers and stockholders of diaDexus, Inc. and VaxGen, Inc.	0-26483	6-1-10	99.2

31.1	Rule 13a-14(a)/15d-14(a) Certification				X

32.1	Section 1350 Certification				X