Form 10-Q
period 2010-09-30
diaDexus, Inc.
filed 2010-11-15
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26483

diaDexus, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	94-3236309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Oyster Point Boulevard South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 246-6400

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 53,067,057 as of October 31, 2010.

Explanatory Note

On July 28, 2010, VaxGen, Inc., a Delaware corporation, closed a merger transaction (the “Reverse Merger”) with diaDexus, Inc., a privately held Delaware corporation (“Old diaDexus”), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of May 28, 2010, as amended June 24, 2010 (the “Merger Agreement”), by and among VaxGen, Inc., Old diaDexus, Violet Acquisition Corporation, a wholly owned subsidiary of VaxGen Inc. (“Merger Sub I”), Violet Acquisition, LLC, a wholly owned subsidiary of VaxGen, Inc. (“Merger Sub II”), and John E. Hamer, as the representative of Old diaDexus’ stockholders. Pursuant to the Merger Agreement, Old diaDexus became a wholly owned subsidiary of VaxGen, Inc. through a merger of Merger Sub I with and into Old diaDexus, with Old diaDexus being the surviving company in the merger (“Merger I”), and, immediately following the effectiveness of Merger I, the merger of Old diaDexus with and into Merger Sub II, with Merger Sub II being the surviving entity in the merger.

The Reverse Merger has been accounted for as a reverse acquisition. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the combined company, with the results of VaxGen, Inc. being included from July 28, 2010.

On November 1, 2010, VaxGen, Inc. merged Merger Sub II with and into VaxGen, Inc. with VaxGen, Inc. being the surviving entity in the merger, and VaxGen, Inc. changed its name to diaDexus, Inc. pursuant to a merger effected under Section 253 of the Delaware General Corporation Law.

All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Reverse Merger, and to Old diaDexus and its consolidated subsidiaries for periods prior to the closing of the Reverse Merger unless the context requires otherwise. References to “Pre-Merger VaxGen” mean VaxGen, Inc., a Delaware corporation, prior to the closing of the Reverse Merger.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,238	$2,539
Short-term investment securities	—	2,262
Accounts receivable, net of allowance for doubtful accounts of $106 and rebate reserve of $120, respectively, and $0 and $46 at September 30, 2010 and December 31, 2009, respectively	1,265	1,637
Receivable from related party	196	295
Inventories	106	221
Restricted cash	400	—
Assets held for sale	310	—
Prepaid expenses and other current assets	1,155	618

Total current assets	26,670	7,572
Restricted cash	1,400	400
Property and equipment, net	784	1,366
Other long-term assets	3	130

Total assets	$28,857	$9,468

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$736	$273
Notes payable	—	3,498
Deferred revenues, current portion	344	318
Deferred rent, current portion	156	194
Unfavorable lease obligations	383	—
Accrued and other current liabilities	1,747	1,922

Total current liabilities	3,366	6,205
Long-term deferred rent	—	103
Non-current portion of unfavorable lease obligation	3,649	—
Non-current portion of deferred revenue	912	1,140
Warrant liability	—	36
Other long term liabilities	1,058	—

Total liabilities	8,985	7,484

Commitments and contingencies (Note 13)

Convertible preferred stock, $0.01 par value; 82,326,283 shares authorized; 0 and 80,277,609 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	168,242

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 65,000,000 shares authorized; 53,067,057 and 1,814,494 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	531	18
Additional paid-in capital	204,714	12,739
Accumulated deficit	(185,373)	(179,015)

Total stockholders’ equity (deficit)	19,872	(166,258)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$28,857	$9,468

See accompanying Notes to Condensed Consolidated Financial Statements.

DIADEXUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues:
License revenue	$76	$79	$229	$236
Royalty revenue	882	980	2,627	3,194
Product sales	2,014	1,048	5,074	4,181
Product sales to related party	181	391	521	1,174

Total revenues	3,153	2,498	8,451	8,785

Operating costs and expenses:
Product costs	$1,135	$807	$3,382	$2,570
Sales and marketing	1,384	1,747	4,036	5,175
Research and development	1,604	939	3,584	2,901
General and administrative	1,861	685	3,520	2,292

Total operating costs and expenses	5,984	4,178	14,522	12,938

Loss from operations	(2,831)	(1,680)	(6,071)	(4,153)
Other (loss) income
Interest and other income	62	106	69	314
Interest and other expense	(58)	(171)	(356)	(857)

Total other (loss) income	4	(65)	(287)	(543)

Net loss	$(2,827)	$(1,745)	$(6,358)	$(4,696)

Basic and diluted net loss per share:	$(0.07)	$(0.09)	$(0.23)	$(0.25)

Weighted average shares used in computing basic and diluted net loss per share	43,086,474	19,059,144	27,156,266	19,059,144

See accompanying Notes to Condensed Consolidated Financial Statements.

DIADEXUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)
Operating activities:
Net loss	$(6,358)	$(4,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	665	687
Stock-based compensation	586	120
Provision for doubtful accounts	106	(8)
Provision for rebate reserve	74	(20)
Amortization (accretion) on investments	12	(19)
Noncash other income related to warrants	(36)	(219)
Noncash interest expense	108	91
Inventory written off	249	—
Changes in operating assets and liabilities:
Accounts receivable	192	359
Accounts receivable from related party	99	(191)
Inventory	(134)	(73)
Prepaid expenses and other current assets	(78)	(22)
Accounts payable	438	143
Accrued liabilities	(220)	(774)
Deferred rent	(141)	(101)
Unfavorable lease obligations	(74)	—
Deferred revenue	(202)	(137)

Net cash used in operating activities	(4,714)	(4,860)

Investing activities:
Purchases of property and equipment	(83)	(195)
Maturities of available-for-sale investments	2,250	7,750
Purchases of available-for-sale investments	—	(9,762)
Acquisitions, net of cash acquired	23,385	—

Net cash provided by (used in) investing activities	25,552	(2,207)

Financing activities:
Proceeds from issuance of stock, net	—	(10)
Proceeds from notes payable	5,500	—
Principal repayment of notes payable	(5,099)	(2,935)
Expenses relating to merger	(540)	—

Net cash used in financing activities	(139)	(2,945)

Net increase (decrease) in cash and cash equivalents	20,699	(10,012)
Cash and cash equivalents, beginning of period	2,539	11,580

Cash and cash equivalents, end of period	$23,238	$1,568

Supplemental disclosure:
Cash paid for interest	$553	$446

Non-cash investing and financing transactions
Fair value of assets acquired	$2,055	$—
Fair value of liabilities assumed	$5,303	$—
Forgiveness of notes payable	$4,000	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BUSINESS AND ORGANIZATION

Formation of the Company

The Company (as defined below) is a life sciences company focused on the development and commercialization of patent-protected in vitro diagnostic products addressing unmet needs in cardiovascular disease. The Company is the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted the company an exclusive license to certain diagnostic intellectual property, including Lp-PLA2, an inflammatory marker of cardiovascular risk.

The diaDexus PLAC® Test for Lp-PLA2 provides new information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. The Company has developed two formats of the PLAC Test, an enzyme-linked-immunosorbent serologic assay (“ELISA”) product and a turbidimetric immunoassay (“TIA”) product.

On May 10, 2010, the Company began notifying its customers that it had temporarily suspended the commercialization of the Company’s PLAC TIA Test, and asked its customers to discontinue use of product, due to heterophilic interference observed in a small number of samples tested. On June 30, 2010 the Company submitted a premarket notification to the United States Food and Drug Administration (the “FDA”) seeking clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FDCA”) to market an enhanced PLAC TIA product that addresses the heterophilic interference observed in the suspended PLAC TIA product. The Company’s PLAC ELISA Test was not affected by this suspension and remains commercially available. To facilitate continued reporting of Lp-PLA2 results in the interim, the Company has referred PLAC TIA Test customers to a selection of laboratories that provide the PLAC ELISA Test.

Reverse Merger

On July 28, 2010, VaxGen, Inc., a Delaware corporation, closed a merger transaction (the “Reverse Merger”) with diaDexus, Inc., a privately held Delaware corporation (“Old diaDexus”), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of May 28, 2010, as amended June 24, 2010 (the “Merger Agreement”), by and among VaxGen, Inc., Old diaDexus, Violet Acquisition Corporation, a wholly owned subsidiary of VaxGen, Inc. (“Merger Sub I”), Violet Acquisition, LLC, a wholly owned subsidiary of VaxGen, Inc. (“Merger Sub II”), and John E. Hamer, as the representative of Old diaDexus’ stockholders. Pursuant to the Merger Agreement, Old diaDexus became a wholly owned subsidiary of VaxGen Inc. through a merger of Merger Sub I with and into Old diaDexus, with Old diaDexus being the surviving company in the merger (“Merger I”), and, immediately following the effectiveness of Merger I, the merger of Old diaDexus with and into Merger Sub II, with Merger Sub II being the surviving entity in the merger.

As of July 28, 2010, after giving effect to the Reverse Merger and the issuance of VaxGen, Inc. common stock to certain employees of Old diaDexus, the Company had 53,067,057 shares of common stock issued and outstanding, with the former holders of Old diaDexus Series F Preferred Stock and employees of Old diaDexus collectively owning approximately 38%, and the Pre-Merger VaxGen stockholders owning approximately 62%, of the outstanding Company common stock.

The Reverse Merger has been accounted for as a reverse acquisition of net assets. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the Company, with the results of VaxGen, Inc. being included from July 28, 2010. Immediately following the closing of the Reverse Merger, Old diaDexus designees to the Company’s Board of Directors represented a majority of the Company’s directors, Old diaDexus’ senior management represented the entire senior management of the Company and the operations formerly conducted by Old diaDexus were the sole revenue producing operations as well as the only continuing development effort of the Company. For periods prior to the closing of the Reverse Merger, therefore, the information in these Notes to Condensed Consolidated Financial Statements relates to the historical business and operations of Old diaDexus. Certain portions of this Quarterly Report on Form 10-Q may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to the Company’s business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for the quarter ended September 30, 2010 or future periods.

Additional information relating to the Reverse Merger and Old diaDexus is contained in the Company’s Current Report on Form 8-K filed on August 2, 2010, as amended on October 12, 2010, and the exhibits thereto, which information is incorporated by reference herein.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Subsidiary Merger and Name Change

On November 1, 2010, VaxGen, Inc. merged Merger Sub II with and into VaxGen, Inc., with VaxGen, Inc. being the surviving entity in the merger, and VaxGen, Inc. changed its name to diaDexus, Inc. pursuant to a merger effected under Section 253 of the Delaware General Corporation Law.

References in these Notes to Condensed Consolidated Financial Statements to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Reverse Merger, and to Old diaDexus and its consolidated subsidiaries for periods prior to the closing of the Reverse Merger, unless the context requires otherwise. References to “Pre-Merger VaxGen” mean VaxGen, Inc., a Delaware corporation, prior to the closing of the Reverse Merger.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to fairly state the Company’s consolidated financial position as of September 30, 2010. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period. In particular, the Company became subject to significant expenses relating to property leases and obligations as a public company. These additional expenses are reflected in our results of operations for the three-month period ended September 30, 2010 only from July 28, 2010, the closing date of the Reverse Merger.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited Condensed Consolidated Financial Statements of the Company, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

The Company has sustained recurring losses and negative cash flows from operations. At September 30, 2010, the Company had an accumulated deficit of $185.4 million, working capital of $23.3 million and stockholders’ equity of $19.9 million. In the past, Old diaDexus funded its operations primarily through a combination of private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products.

As a result of the Reverse Merger, Old diaDexus obtained $23.4 million in cash and cash equivalents that were held by Pre-Merger VaxGen, but Old diaDexus also became part of a combined entity that is subject to significant liabilities under certain real estate leases and expenses relating to obligations as a public company. These additional expenses are reflected in the Company’s results of operations for the three-month period ended September 30, 2010 only from July 28, 2010, the closing date of the Reverse Merger.

During the three months ended September 30, 2010, the Company reported negative cash flows from operations totaling $2.1 million. The Company does not have a sufficient current level of revenues to meet the minimum operational expenses necessary to develop and commercialize its products and the minimum fixed expenses needed to meet its commitments under its real estate leases and public company reporting obligations. In the short term (12 months or less), the Company expects to rely on the cash assets obtained in the Reverse Merger to meet its capital requirements. In the longer term, the Company will need to maintain and increase its product revenue and raise additional equity or debt financing in order to fund its operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. However, the Company cannot assure you that it will be able to raise any such required financing.

2. Summary of Significant Accounting Policies

Basis of Consolidation

For the years prior to 2010, the consolidated financial statements included the accounts of diaDexus, Inc. The Reverse Merger has been accounted for as a reverse acquisition. The financial statements of Old diaDexus are treated as the historical financial statements of the combined company, with the results of VaxGen, Inc. being included from the effective completion date of the Reverse Merger on July 28, 2010. The operations were treated as one operating segment and all inter-company balances and transactions were eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from those estimates.

The Company considers the following accounting policies related to revenue recognition, income tax and research and development expenses to be the most critical accounting policies, because they require the Company to make estimates, assumptions and judgments about matters that are inherently uncertain.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Revenue Recognition

Revenues are generated from licensing fees, royalties earned, product sales and contract arrangements, and recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and title has transferred, transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

License fee revenue including nonrefundable upfront fees, is deferred and recognized over the term of the underlying agreements. Collaborative research revenue is recognized as the research is performed and the related research costs are incurred. Royalty revenue is recognized when reportable product sales are confirmed. Revenue from technology licenses or other payments under collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. The term of these underlying agreements ranges from two to ten years.

Research and Development

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses and allocated facility costs. External expenses consist of costs associated with outsourced manufacturing activities, sponsored research studies, product registration, and investigator sponsored trials. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2009-13, or ASU 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company is currently evaluating the impact that this update may have on its condensed Consolidated Financial Statements.

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-17 Milestone Method of Revenue Recognition, or ASU 2010-17, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). The amendments in this standard provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The standard is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted, and applies to milestones achieved on or after that time. The Company is currently evaluating the impact of the implementation of this guidance on its consolidated financial statements.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables (ASU 2010- 20). ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. ASU 2010-20 is effective for us in our first quarter of fiscal 2011 and should be applied prospectively. We are currently evaluating the impact of the pending adoption of ASU 2010-20 on our consolidated financial statements.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

As part of its cash management program, the Company maintains a portfolio of marketable investment securities. The securities are investment grade and generally mature within one year and may include tax exempt securities and certificates of deposit. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The following is a summary of cash, cash equivalents, and available-for-sale securities at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$17,046	$—	$—	$17,046
Money market funds	6,192	—	—	6,192

Total cash and cash equivalents	$23,238	$—	$—	$23,238

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$1,031	$—	$—	$1,031
Money market funds	1,007	—	—	1,007
US government agency obligations	501			501

Total cash and cash equivalents	$2,539	$—	$—	$2,539

Available-for-sale investments:
US government agency obligations	2,262	—	—	2,262

Total available-for-sale investments	$2,262	$—	$—	$2,262

Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements, for its financial assets and liabilities. In accordance with the ASC 820, the Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The guidance establishes three levels of the fair value hierarchy as follows:

Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements
	Balance at September 30, 2010	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$17,046	$17,046	$—	$—
Money market funds	6,192	6,192	—	—
Restricted cash	1,800	—	1,800	—

	$25,038	$23,238	$1,800	$—

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

		Fair Value Measurements
	Balance at December 31, 2009	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$1,031	1,031	—	$—
Money market funds	1,007	1,007	—	—
Restricted cash	400	—	400	—
U.S. government agencies	2,763	—	2,763	—

	$5,201	$2,038	$3,163	$—

Liabilities
Preferred stock warrant liabilities	$36	$—	$—	$36

The change in fair value of the warrant liability is summarized below (in thousands):

	Nine Months Ended
	September 30, 2010	September 30, 2009
Fair value at December 31	$36	$328
Change in fair value recorded as interest and other income, net	(36)	(219)

Fair value at September 30	$—	$109

4. Inventory

Inventory consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Finished goods	$61	$79
Work-in-process	45	142

	$106	$221

5. Assets Held For Sale

As part of the Reverse Merger, which was completed on July 28, 2010, the Company acquired a group of assets used by Pre-Merger VaxGen in its manufacturing process. Prior to the Reverse Merger, VaxGen, Inc. had committed to a plan to sell the equipment related to its California manufacturing facility and had determined that these assets met the criteria for, and had been classified as “held for sale” in accordance with ASC Topic 360. The market approach was used in determining the fair market value of these assets.

Total assets held for sale are as follows (in thousands):

		Fair Value Measurements Using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2010 Total Gains (Losses)
Assets held for sale	$310	$—	$—	$310	$—

The measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. Based on this analysis, it was estimated that the fair value of the assets held for sale was $310,000 as of June 30, 2010. Management is in the process of making a determination regarding the final disposition of these assets and has assigned no additional impairment to the value of these assets held for sale as of September 30, 2010.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Property, Plant and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Office and Laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Laboratory equipment	$4,539	$4,456
Leasehold improvements	7,686	7,686
Computer and software	1,843	1,843
Furniture and fixtures	804	804

	14,872	14,789
Less: Accumulated depreciation and amortization	(14,088)	(13,423)

	$784	$1,366

For the three and nine months ended September 30, 2010 the Company recorded depreciation expense of approximately $0.2 million and $0.7 million, respectively. For the same periods of 2009, the Company recorded depreciation expense of approximately $0.2 million and $0.7 million, respectively.

7. Total Accrued and Other Current Liabilities

Other current liabilities include the following as of September 31, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Accrued payroll and related expenses	$776	$914
Accrued legal and patent expense	215	40
Accrued accounting fees	80	—
Accrued sales tax	45	71
Accrued royalty expense	145	135
Accrued interest payable	—	407
Deferred sublease payments	119	115
Other current liabilities	367	240

Total other current liabilities	$1,747	$1,922

8. Concentration of Credit Risk

Revenues from the following four distributor and large laboratory customers represented a significant portion of total revenue for the nine months ended September 30, 2010 and 2009 and accounts receivable as of September 30, 2010 and December 31, 2009

	Revenue		Accounts Receivable
	September 30, 2010	September 30, 2009	September 30, 2010	December 31, 2009
Customer A	28%	12%	20%	6%
Customer B	21%	32%	28%	29%
Customer C	9%	9%	—%	9%
Customer D	7%	1%	12%	7%

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Notes Payable

On May 28, 2010, in connection with the execution of the Merger Agreement, Old diaDexus entered into a Loan Agreement (the “Loan Agreement”) with Pre-Merger VaxGen. Pursuant to the Loan Agreement, Pre-Merger VaxGen agreed to loan to Old diaDexus up to $6.0 million in aggregate principal amount. The initial advance of $3.0 million under the Loan Agreement was made on May 28, 2010. The second advance of $1.0 million was made on June 29, 2010. The loans made pursuant to the Loan Agreement bore simple interest of 10% per annum, payable at maturity. As of June 30, 2010, the notes payable to Pre-Merger VaxGen totaled $4.0 million in aggregate principal amount. Pursuant to a bridge financing transaction (the “Bridge Financing”) entered into by Old diaDexus on May 28, 2010 in connection with the execution of the Merger Agreement, Old diaDexus issued to certain stockholders of Old diaDexus, secured promissory notes in the aggregate principal amount of $1.5 million. The secured promissory notes bore simple interest of 10% per annum.

On July 28, 2010, in connection with the completion of the Reverse Merger, Pre-Merger VaxGen forgave the full remaining approximately $4.0 million in aggregate principal amount outstanding under the Loan Agreement and the Company repaid in full the secured promissory notes issued in the Bridge Financing. One of the secured promissory notes issued in the Bridge Financing was held by a fund affiliated with Louis C. Bock, who was appointed to the Board of Directors of the Company in connection with the Reverse Merger. As of September 30, 2010, all loans under the Loan Agreement and the Bridge Financing had been paid in full.

10. Basic and Diluted Loss per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

The effect of the options and warrants was anti-dilutive for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of September 30,
	2010	2009
Options to purchase common stock	6,541	—
Warrants to purchase common stock	1,418	2,098

Total	7,959	2,098

Comprehensive loss for the Company was the same as net loss.

11. Stock Based Compensation

Stock Option Plans

Pre-Reverse Merger

The Company’s Board of Directors adopted the 2000 Equity Incentive Plan (the “2000 Plan”) and reserved a total of 25,709,911 shares of the Company’s Common Stock, under which 2,200,000 of these shares were converted from the 1997 Plan. These shares of the Company’s Common Stock were reserved for issuance to employees and consultants of the Company. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than the estimated fair value at date of grant for incentive stock options or 85% of the estimated fair value for nonstatutory stock options).

In January 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”) and reserved a total of 23,163,326 shares of the Company’s Common Stock for issuance under the 2010 Plan, under which 15,435,189 of these shares were converted from the 2000 Plan. These shares of the Company’s Common Stock were reserved for issuance to employees and consultants of the Company.

Options generally vested 25% after one year, with 1/48 of the shares subject to an option vesting on each monthly anniversary of the vesting commencement date thereafter. The maximum term of an option grant could not exceed 10 years. If an employee owned stock representing more than 10% of the outstanding shares, the price of each share was required to be at least 110% of estimated fair value.

As of the closing of the Reverse Merger, the 2000 Plan and the 2010 Plan were both discontinued and all outstanding option grants under the 2000 Plan and 2010 Plan were cancelled.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Post-Reverse Merger

Following the closing of the Reverse Merger, the Company had the following stock option plans:

1996 Stock Option Plan

The 1996 Stock Option Plan, (the “Plan”), initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant.

1998 Director Stock Option Plan

The 1998 Director Stock Option Plan, (the “Director Plan”) for non-employee directors has 300,000 shares of common stock authorized for issuance and all grants under this plan were suspended in 2005.

Following the Reverse Merger, the existing employees were granted new options under the Plan based on their pre-Reverse Merger option grant proportions and vested options under the cancelled Old diaDexus 2000 Plan and 2010 Plan.

The following is a summary of the Company’s stock option activity and related information for the period ended September 30, 2010:

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Nine months ended September 30,
	2010	2009
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.3%	1.7%
Expected volatility	81.45%	55.7%
Forfeiture rate	12.65%	13.2%
Expected term (years)	4.2	4.0

Employee Stock-Based Compensation

The table below presents information related to stock option activity under the Plan, net of options previously exercised, as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2009	1,782,911	$8.02
Options granted	6,282,000	0.26
Options cancelled or forfeited	(835,813)	4.20
Options expired	(688,571)	12.61

Balance at September 30, 2010	6,540,527	0.57

Options exercisable at September 30, 2010	1,207,202	$1.95

For the three month period ended September 30, 2010, there were no option exercises. The aggregate intrinsic value of stock options exercisable was $18,000 and for in-the-money stock options outstanding was $125,000.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes information relating to stock options outstanding as of September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - $0.26	6,231,833	9.83	$0.26	910,508	$0.26
$0.30 - $0.30	12,000	9.96	0.30	—	0.00
$0.68 - $0.68	18,228	7.69	0.68	18,228	0.68
$2.23 - $2.23	70,466	6.37	2.23	70,466	2.23
$5.50 - $5.50	15,000	2.95	5.50	15,000	5.50
$5.74 – $5.74	105,000	1.81	5.74	105,000	5.74
$9.43 – $9.43	45,000	1.36	9.43	45,000	9.43
$19.44 - $19.44	43,000	0.52	19.44	43,000	19.44

$0.26 - $19.44	6,540,527	9.52	$0.57	1,207,202	$1.95

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

Stock based compensation expense recognized during the three and nine months ended September 30, 2010 and 2009 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of September 30, 2010, the total remaining unrecognized cost was approximately $0.8 million to be recognized over the next 2.75 years.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the three and nine months ended September 30, 2010 and 2009 which was incurred as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock compensation expense:
Product costs	$15	$1	$16	$6
Research and development	111	10	123	31
Sales and marketing	115	7	132	18
General and administrative	291	19	315	65

Total stock compensation expense	$532	$37	$586	$120

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance at September 30, 2010 and 2009 as follows:

	As of September 30,
	2010	2009
Option to purchase common stock	6,540,527	1,600,786
Warrants to purchase common stock	1,417,984	2,097,541
Shares available for option grants	1,413,869	7,801,470

Total	9,372,380	11,499,797

12. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy. There were no warrants issued for the three and nine months ended September 30, 2010, respectively, and there were 1.4 million warrants outstanding to purchase the Company’s shares, with a weighted average price of $9.38 and an aggregate price of $13.3 million.

The following table summarizes information about all callable warrants outstanding as of September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.24 - $9.24	1,399,984	0.36	$9.24	1,399,984	$9.24
$20.25 - $20.25	18,000	0.83	20.25	18,000	20.25

	1,417,984	0.37	9.38	1,417,984	9.38

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

13. Leases, Commitments and Contingencies

The Company leases certain office equipment under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2016.

In connection with the Reverse Merger completed on July 28, 2010, the Company recorded the lease obligation associated with the Pre-Merger VaxGen facility which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation which the Company will amortize over the term of the lease agreement. From July 28, 2010, the Company recorded rent expense of $433,000, net of amortization benefit of $74,000 from the unfavorable lease obligation.

Rent expense for our main office facility was $395,000 and $1,184,000 for the three and nine months ended September 30, 2010 and September 30, 2009, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $156,000 and $297,000 at September 30, 2010 and December 31, 2009, respectively, is included in the accompanying balance sheet.

Rental income for the sublease was $357,000 and $1,072,000 for the three and nine months ended September 30, 2010, respectively, and $346,000 and $1,037,000 for the three and nine months ended September 30, 2009, respectively. This has been included as a reduction to operating expenses in the statement of operations.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2010(1)	$820
2011	2,822
2012	2,433
2013	2,505
2014	2,581
2015	2,658
Thereafter	2,738

Total minimum lease payments	$16,557

(1)	For three months ending December 31, 2010

On November 2, 2010 we received a letter from the landlord of the leased facility located at 349 Oyster Point Blvd., South San Francisco, California. The letter asserts claims in writing against the Company that, among other things, the Company failed to provide it with required notice of the Reverse Merger, and has requested that the Company establish an escrow to fund remaining sums due under the lease. The Company believes that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease. See Note 16.

14. Income Taxes

Provision for Income Tax

The Company’s effective tax rate was 0% for income tax for the nine months ended September 30, 2010 and the Company expects that its effective tax rate for the full year 2010 will also be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

Under the provisions of Section 382 and 383 of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credits that can be utilized in the future to offset taxable income.

The Company files U.S. Federal and California state tax returns. The Company is currently not subject to any income tax examinations. Due to the Company’s losses, generally all years remain open.

Uncertain Tax Positions

Effective January 1, 2007, the Company adopted ASC 740-10, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of December 31, 2009 was $1.4 million, which if recognized, $0.2 million will affect the effective tax rate and $1.2 million will not, due to valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for ASC 740-10 as interest expense, as of September 30, 2010, is $609,287 which is consistent with the Company’s policy.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

15. Reverse Merger

On July 28, 2010, VaxGen, Inc. closed the Reverse Merger with Old diaDexus pursuant to the terms and conditions of the Merger Agreement. Pursuant to the Merger Agreement, Old diaDexus became a wholly owned subsidiary of VaxGen Inc. through a merger of Merger Sub I with and into Old diaDexus, with Old diaDexus being the surviving company in the Merger I and, immediately following the effectiveness of Merger I, the merger of Old diaDexus with and into Merger Sub II, with Merger Sub II being the surviving entity in the merger.

Immediately following the closing of the Reverse Merger, Old diaDexus designees to the Company’s Board of Directors represented a majority of the Company’s directors, Old diaDexus’ senior management represented the entire senior management of the Company and the operations formerly conducted by Old diaDexus were the sole revenue producing operations as well as the only continuing development effort of the Company. Therefore, diaDexus is deemed to be the acquiring company for accounting purposes. Furthermore, because Pre-Merger VaxGen was no longer developing or producing products, had no operating revenue since 2008 and conducted no business processes which produced output, among other factors, Pre-Merger VaxGen is not considered to be a business unit for accounting purposes. Therefore, the merger is treated as a purchase of net assets of Pre-Merger VaxGen by Old diaDexus for accounting purposes.

The Reverse Merger has been accounted for as a reverse acquisition. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the combined company, with the results of VaxGen, Inc. being included from July 28, 2010. The fair value of the net assets of VaxGen Inc. as of July 28, 2010 is as follows (in thousands):

Assets:
Cash and securities	$23,385
Restricted cash	1,400
Other assets	655

Total assets	25,440
Liabilities:
Accounts payable and other liabilities	$1,197
Unfavorable lease liability	4,106

Total liabilities	5,303

Net assets	$20,137

Cash and cash equivalents, restricted cash and other assets: The tangible assets were valued at their respective carrying amounts, except for adjustments necessary to state such amounts at their estimated fair values at the effective date of the Merger.

Accounts payable and other liabilities: Payables primarily reflect accruals for an uncertain tax position from Pre-Merger VaxGen and an asset retirement obligation related to the leased office and laboratory space located at 349 Oyster Point Blvd., South San Francisco, California. See Note 14.

Unfavorable lease liability: In connection with the Reverse Merger completed on July 28, 2010, the Company has recorded the lease obligation associated with the Pre-Merger VaxGen facility which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation which the Company will amortize over the term of the lease agreement. From July 28, 2010, the Company recorded rent expense of $433,000, net of amortization benefit of $74,000 from the unfavorable lease obligation.

Merger transaction costs: In connection with the Reverse Merger, the Company incurred transaction costs of $572,000, including financial advisory, legal, accounting and due diligence costs, which were recorded in additional paid-in capital for the period ended September 30, 2010.

16. Subsequent Events

On November 1, 2010, VaxGen, Inc. merged Merger Sub II with and into VaxGen, Inc., with VaxGen, Inc. being the surviving entity in the merger, and VaxGen, Inc. changed its name to diaDexus, Inc. pursuant to a merger effected under Section 253 of the Delaware General Corporation Law.

On November 4, 2010, the Board of Directors of the Company increased the size of the Board of Directors from five to seven members and appointed Karen Drexler and Andrew Galligan as directors. Ms. Drexler was also appointed to Compensation Committee, and Mr. Galligan was appointed to the Audit Committee of the Board of Directors.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On November 2, 2010 we received a letter from the landlord of the leased facility located at 349 Oyster Point Blvd., South San Francisco, California. The letter asserts claims in writing against the Company that, among other things, the Company failed to provide it with required notice of the Reverse Merger, and has requested that the Company establish an escrow to fund remaining sums due under the lease. The Company believes that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q and the risk factors described in Part II, Item 1A of this Quarterly Report.

This Quarterly Report includes “forward-looking statements” that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements can be identified by words such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “could” or “would” or the negative thereof or other comparable terminology. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives of management, any statements regarding future operations, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward–looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•

our ability to obtain and maintain regulatory clearance for and successfully commercialize our PLAC Test and new diagnostic products, including receiving approval to reintroduce our PLAC TIA Test, shipments of which we suspended in May 2010;

•	our ability to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in prospective clinical studies;

•	the rate of adoption of the PLAC Test by doctors and laboratories;

•	the insurance payer community’s acceptance of and reimbursement for the PLAC Test;

•	our reliance on sole source third party manufacturers to manufacture and supply our main reagent and our PLAC Test;

•	our ability to retain key employees and to attract, retain and motivate other qualified personnel;

•	our limited revenue and cash resources;

•	our significant corporate expenses, including expenses associated with being a public company; and

•	the other risks described below in Part II, Item 1A (“Risk Factors”).

Any forward-looking statement included in this Quarterly Report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any such forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Background

As described in the “Explanatory Note” above, on July 28, 2010, we closed the Reverse Merger. As of July 28, 2010, after giving effect to the Reverse Merger and the issuance of VaxGen, Inc. common stock to certain employees of Old diaDexus, we had 53,067,057 shares of common stock issued and outstanding, with the former holders of Old diaDexus Series F Preferred Stock and the former employees of Old diaDexus collectively owning approximately 38%, and the Pre-Merger VaxGen stockholders owning approximately 62%, of the outstanding common stock of the Company.

The Reverse Merger has been accounted for as a reverse acquisition. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the Company, with the results of VaxGen, Inc. being included from July 28, 2010. Immediately following the closing of the Reverse Merger, Old diaDexus designees to the Company’s Board of Directors represented a majority of the Company’s directors, Old diaDexus’ senior management represented the entire senior management of the Company and the operations formerly conducted by Old diaDexus were the sole revenue producing operations as well as the only continuing development effort of the Company. For periods prior to the closing of the Reverse Merger, therefore, our discussion below relates to the historical business and operations of Old diaDexus. Certain portions of this Quarterly Report on Form 10-Q may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to our business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for the quarter ended September 30, 2010 or future periods.

Additional information relating to the Reverse Merger and Old diaDexus is contained in our Current Report on Form 8-K filed on August 2, 2010, as amended on October 12, 2010, and the exhibits thereto, which information is incorporated by reference herein.

On November 1, 2010, VaxGen, Inc. merged Merger Sub II with and into VaxGen, Inc., with VaxGen, Inc. being the surviving entity in the merger, and VaxGen, Inc. changed its name to diaDexus, Inc. pursuant to a merger effected under Section 253 of the Delaware General Corporation Law.

Overview

We are a life sciences company focused on the development and commercialization of patent-protected in vitro diagnostic products addressing unmet needs in cardiovascular disease. We are the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted the company an exclusive license to certain diagnostic intellectual property, including Lp-PLA2, an inflammatory marker of cardiovascular risk.

The diaDexus PLAC Test for Lp-PLA2 provides new information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have developed two formats of the PLAC Test, an enzyme-linked-immunosorbent serologic assay (ELISA) product and a turbidimetric immunoassay (TIA) product.

On May 10, 2010, we began notifying our customers that we had temporarily suspended the commercialization of our PLAC TIA Test, and asked our customers to discontinue use of this product, due to heterophilic interference observed in a small number of samples tested. On June 30, 2010 we submitted a premarket notification to the United States Food and Drug Administration (the “FDA”) seeking clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FDCA”) to market an enhanced PLAC TIA product that addresses the heterophilic interference observed in the suspended PLAC TIA product. Our PLAC ELISA Test was not affected by this suspension and remains commercially available. To facilitate continued reporting of Lp-PLA2 results in the interim, we have referred PLAC TIA Test customers to a selection of laboratories that provide the PLAC ELISA Test.

We have incurred substantial losses since our inception, and we expect to continue to incur losses for the next several years. To date, we have funded our operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of our products. As a result of the Reverse Merger, Old diaDexus obtained $23.4 million in cash and cash equivalents that were held by Pre-Merger VaxGen, but Old diaDexus also became part of a combined entity that is subject to significant liabilities under certain real estate leases and expenses relating to obligations as a public company. These additional expenses are reflected in our results of operations for the three-month period ended September 30, 2010 only from July 28, 2010, the closing date of the Reverse Merger.

During the three months ended September 30, 2010, we reported negative cash flows from operations totaling $2.1 million. Currently, we do not have a sufficient current level of revenues to meet the minimum operational expenses necessary to develop and commercialize our products and the minimum fixed expenses needed to meet our commitments under our real estate leases and public company reporting obligations. In the short term (12 months or less), we expect to rely on our cash assets to meet our capital requirements. In the longer term, we will need to maintain and increase our product revenue and raise additional equity or debt financing in order to fund our operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. However, we cannot assure you that we will be able to raise any such required financing.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

We consider the following accounting policies related to revenue recognition, accruals, share-based compensation and income tax expenses to be the most critical accounting policies, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue is generated from product sales, license fees, royalties earned and contract arrangements, is recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and title has transferred, transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Technology license agreements generally consist of nonrefundable upfront license fees and royalty payments. License fee revenue including nonrefundable upfront fees, are deferred and recognized over the term of the underlying agreements. Collaborative research revenue is recognized as the research is performed and the related research costs are incurred. Revenue from technology licenses or other payments under collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. The term of these underlying agreements ranges from two to ten years.

Our revenues are derived to a large extent from sales to a limited number of distributors and large laboratory customers which account for a significant portion of our revenue. The concentration of our key customers may vary from period to period for a variety of reasons, including competition, developments related to our products (such as the suspension of our PLAC TIA Test), and changes in individual customer’s purchases of our products for reasons including profitability and inventory management. The concentration of revenue from our top four customers was 65% for the nine months ended September 30, 2010 and 54% for the nine months ended September 30, 2009.

Over 95% of our revenues in each of the three and nine months ended September 30, 2010 and September 30, 2009, respectively are from the US geographic area.

Accruals

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary.

Leases

The Company leases certain office and laboratory space under long-term, non-cancelable operating lease agreements. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period.

As part of the Reverse Merger completed on July 28, 2010, the Company recorded the lease obligation associated with the Pre-Merger VaxGen facility which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation. The difference between rentals required by the lease and current market rental rates, discounted to present value, is included as a liability as an unfavorable lease obligation and is included in the accompanying balance sheet.

The office and laboratory facilities leases expire at various dates through 2016.

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition provisions of ASC 718, Share-Based Payment, which was adopted using the modified-prospective transition method effective January 1, 2006. The fair value of stock options and warrants are calculated using the Black-Scholes pricing method on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Stock-based compensation to outside consultants is recorded at fair market value in general and administrative expense. See Note 11 to the Consolidated Financial Statements for more information regarding stock-based compensation.

Income Tax

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standard Board, ASC 740-10, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. ASC 740-10, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, (ASC 740), Accounting for Income Taxes. The interpretation applies to all tax positions accounted for in accordance with SFAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. See Note 14 to the Consolidated Financial Statements for more information regarding our income tax policies.

Pursuant to the Reverse Merger, which was completed on July 28, 2010, we have assumed Pre-Merger VaxGen’s tax returns filed with positions that may be challenged by the tax authorities. These positions relate to, among others, deductibility of certain expenses, expenses included in our research and development tax credit computations, as well as other matters. Although the outcome of tax audit is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. We regularly assess the tax positions for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. We believe that the ultimate outcome of these matters will not have a material impact on our financial position, financial operations or liquidity.

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of September 30, 2010, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We have generated net losses since inception and accordingly did not record a provision for income taxes. The deferred tax assets were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Results of Operations

Three and nine months ended September 30, 2010 and 2009.

Revenues

	Three months ended			Nine months ended
	September 30,		Change in	September 30,		Change in
	2010	2009	Percent	2010	2009	Percent
Revenues:
License revenue	$76	$79	(4)%	$229	$236	(3)%
Royalty revenue	882	980	(10)%	2,627	3,194	(18)%
Product sales	2,014	1,048	92%	5,074	4,181	21%
Product sales to related party	181	391	(54)%	521	1,174	(56)%

Total net revenues	$3,153	$2,498	26%	$8,451	$8,785	(4)%

Revenues are generated from licensing fees, royalties earned, product sales and contract arrangements. We classify our sales to GlaxoSmithKline as sales to related party. Management does not consider the classification of revenue among royalties, product sales, or license fees to be particularly relevant in evaluating its operating performance. Total net revenues increased $655,000, or 26%, to $3.2 million for the three months ended September 30, 2010 compared to $2.5 million for the three months ended September 30, 2009. The increase in net revenue reflects an increase in sales to existing customers resulting from our continued commercialization efforts offsetting a decrease from the loss of customers due to the suspension of our PLAC TIA product in May 2010, and from product sales to related party due to planned reduction in purchases based on the related party’s internal projects.

Total net revenue decreased $334,000, or 4%, to $8.5 million for the nine months ended September 30, 2010 compared to $8.8 million for the nine months ended September 30, 2009. The decrease in net revenue reflects a decrease in product sales to related party due to a planned reduction in purchases based on the related party’s internal projects and a loss of customers due to the suspension of our PLAC TIA product in May 2010, partially offset by an increase in sales to existing customers.

As a result of the suspension of our PLAC TIA product and the loss of some smaller customers, our top four distributor and large laboratory customers for the nine months ended September 30, 2010 accounted for 65% of our revenue compared to 54% for the nine months ended September 30, 2009. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue can fluctuate materially. We believe our revenue growth beyond 2010 will be significantly influenced by whether and when we obtain clearance from the FDA to market our enhanced PLAC TIA product, the rate of product adoption by doctors and laboratories, and the insurance payer communities acceptance of and reimbursement for the PLAC Test. For more information, see Part II, Item 1A-Risk Factors below.

Product Costs

	Three months ended September 30,		Change in	Nine months ended September 30,		Change in
	2010	2009	Percent	2010	2009	Percent
Product costs	$1,135	$807	41%	$3,382	$2,570	32%

Product costs increased $328,000, or 41%, to $1.1 million for the three months ended September 30, 2010 compared to $807,000 for the three months ended September 30, 2009. The increase reflects product related materials and equipment costs of approximately $190,000 due primarily to increases in the volume of product sold, as well as increases in staffing costs of approximately $110,000, related to the expansion of our quality and manufacturing group.

Product costs increased $812,000, or 32%, to $3.4 million for the nine months ended September 30, 2010 compared to $2.6 million for the nine months ended September 30, 2009. The increase reflects inventory write-off and other expenses related to the suspension of the PLAC TIA product of approximately $350,000, increased product related materials and equipment costs of approximately $350,000 due primarily to increases in the volume of product sold, and increased staffing costs of approximately $100,000 related to the expansion of our quality and manufacturing group.

Sales and Marketing Expenses

	Three months ended September 30,		Change in	Nine months ended September 30,		Change in
	2010	2009	Percent	2010	2009	Percent
Sales and marketing	$1,384	$1,747	(21)%	$4,036	$5,175	(22)%

Sales and marketing expense include our expenditures on sales support, marketing programs and personnel. Sales and marketing expenses decreased $363,000, or 21%, to $1.4 million for the three months ended September 30, 2010 compared to $1.75 million for the three months ended September 30, 2009. The decrease reflects reductions in marketing program expenses of approximately $130,000, travel expenses of approximately $100,000, and staffing expenses of approximately $100,000, all primarily as a result of the suspension of our PLAC TIA product in May 2010 and a related reduction in the number of customers.

Sales and marketing expenses decreased $1.1 million, or 22%, to $4.0 million for the nine months ended September 30, 2010 compared to $5.2 million for the nine months ended September 30, 2009. The decrease reflects reductions in staffing expenses of approximately $640,000, travel expenses of approximately $200,000, and marketing program expenses of approximately $270,000, all primarily as a result of the suspension of our PLAC TIA product in May 2010 and a related reduction in the number of customers and commercialization efforts.

We do not know if or when we will obtain FDA clearance from the FDA to market our enhanced PLAC TIA product; however, we expect sales and marketing expenses to increase prior to and immediately after any such clearance is obtained. For more information, see Part II, Item 1A – Risk Factors below.

Research and Development Expenses

	Three months ended			Nine months ended
	September 30,		Change in	September 30,		Change in
	2010	2009	Percent	2010	2009	Percent
Research and development	$1,604	$939	71%	$3,584	$2,901	24%

Research and development expenses include costs related to product development and regulatory support of our technology and other support costs, including salaries, consultant fees and employee stock-based compensation expense Research and development expenses increased $665,000, or 71%, to $1.6 million for the three months ended September 30, 2010 compared to $939,000 for the three months ended September 30, 2009. The primary reasons for this increase are additional compensation costs of approximately $170,000 and samples and supplies expenses of approximately $375,000, as well as a reduction in reimbursement for a service agreement of approximately $70,000.

Research and development expenses increased $683,000, or 24%, to $3.6 million for the nine months ended September 30, 2010 compared to $2.9 million for the nine months ended September 30, 2009. The primary reasons for this increase are additional staffing costs of approximately $200,000 and additional samples and supplies expenses of approximately $510,000.

We expect to identify and hire additional personnel to staff our planned research and development activities, and we expect research and development expenses to increase as we seek to maintain and expand our position in the market for diagnostics in cardiovascular disease.

General and administrative expenses

	Three months ended			Nine months ended
	September 30,		Change in	September 30,		Change in
	2010	2009	Percent	2010	2009	Percent
General and administrative	$1,861	$685	172%	$3,520	$2,292	54%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses were most affected by the Reverse Merger which closed on July 28, 2010. General and administrative expenses increased $1.2 million, or 172%, to $1.9 million for the three months ended September 30, 2010 compared to $685,000 for the three months ended September 30, 2009. The increase reflects costs for building leases entered into by Pre-Merger VaxGen of approximately $430,000, higher compensation costs of approximately $490,000, and higher accounting, legal and other professional service costs for public company reporting related obligations of approximately $150,000.

General and administrative expenses increased $1.2 million, or 54%, to $3.5 million for the nine months ended September 30, 2010 compared to $2.3 million for the nine months ended September 30, 2009. The increase reflects costs for building leases entered into by Pre-Merger VaxGen of approximately $430,000, higher payroll and stock compensation costs of approximately $330,000, and higher accounting, legal and other professional service costs for public company reporting related obligations of approximately $310,000.

Given our new public reporting obligations and higher costs relating to building leases entered into by Pre-Merger VaxGen, we expect general and administrative expenses to be significantly higher than in prior periods ended prior to the July 28, 2010 closing date of the Reverse Merger. For more information, see Part II, Item 1A–Risk Factors below.

Other (Loss) Income

	Three months ended			Nine months ended
	September 30,		Change in	September 30,		Change in
	2010	2009	Percent	2010	2009	Percent
Interest income and interest expense:
Interest and other income	$62	$106	(42)%	$69	$314	(78)%
Interest and other expense	(58)	(171)	(66)%	(356)	(857)	(59)%

Total other (loss) income	$4	$(65)	(106)%	$(287)	$(543)	(47)%

Interest income is derived from cash balances and short term investments. The increase in other income (loss) for the three months ended September 30, 2010 from the comparable period in 2009 was primarily due to a decrease in interest due on a debt facility that was repaid in June 2010.

The decrease in other (loss) income for the nine months ended September 30, 2010 from the comparable period in 2009 was primarily reflects a decrease in interest due on a debt facility that was repaid in June 2010.

Income Taxes

We anticipate losses for the current fiscal year and no federal income tax provision for the current quarter has been provided. In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. Our effective tax rate was 0% for income tax for the nine months ended September 30, 2010 and we expect that our effective tax rate for the full year 2010 will also be 0%. At September 30, 2010, we had unrecognized tax benefits totaling $1.4 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

To date, we have not generated adequate amounts of cash from continuing operations to meet our needs for cash. As a result, we have financed our operations primarily through sales of private placements of preferred stock and debt financing, as well as through revenue generated from the sale of product. Our future capital requirements will depend primarily upon our ability to maintain and grow our product revenues. The most significant known uncertainty regarding product revenues relates to our ability to receive and maintain FDA clearances for our products and we will remain in a net loss position unless we can generate sufficient revenue to offset expenses. Our commitments for real estate leases and to our employees are our most significant future cash requirements. For more information, see Part II, Item 1A–Risk Factors below.

At September 30, 2010 we had cash, cash equivalents and short term investments of $23.2 million, compared to $4.8 million, at December 31, 2009. The increase primarily reflects the addition following the closing of the Reverse Merger of cash and cash equivalents held by Pre-Merger VaxGen, partially offset by the repayment of debt and cash used in operating activities for the three months ended September 30, 2010.

Net cash used in operating activities in the three months ended September 30, 2010, includes only two months of operating expenses related to the Reverse Merger and is therefore not likely to be representative of net cash used in operations in future periods. Net cash used in operating activities in the three months ended September 30, 2010 was $2.1 million. Because only two months of post-Reverse Merger, operating expenses are included in our results for the three-month period ended September 30, 2010, we expect that net cash used in operating activities will increase in the three months ended December 31, 2010. Net cash used in operating activities in the nine months ended September 30, 2009 was $4.9 million and primarily reflects the net loss of $4.7 million and a decrease in accrued liabilities of $774,000, partially offset by $687,000 of increase from depreciation and amortization of fixed assets.

Net cash provided by investing activities in the nine months ended September 30, 2010 was $25.6 million, primarily due to the Reverse Merger and the acquisition of cash and cash equivalents held by Pre-Merger VaxGen. Capital expenditures for our business were $83,000 for the nine month ended September 30, 2010 and we do not expect them to increase significantly in the remainder of 2010. Net cash used in investing activities in the nine months ended September 30, 2009 was $2.2 million and primarily reflects purchases of available-for-sale investments of $9.8 million partially offset by maturities of $7.8 million.

Net cash used in financing activities in the nine months ended September 30, 2010 was $139,000. This reflects financing proceeds from Old diaDexus stockholders and Pre-Merger VaxGen of $5.5 million, offset by repayment of a term loan from a banking syndicate of $5.1 million and payment of expenses related to the Reverse Merger of $540,000. Net cash used in financing activities in the nine months ended September 30, 2009 was $2.9 million and primarily reflects $2.9 million of principal repayment of a term loan from a banking syndicate.

We believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needed for operating activities and commitments through at least December 31, 2011, based on our current operating plan.

Our future capital requirements for long term liquidity beyond December 31, 2011 will depend on our ability to maintain and grow our current product revenues, to obtain FDA clearance for our PLAC TIA product, to improve our reimbursement prospects from insurance payers, and to manage our obligations under real estate leases and our obligations to our employees. We expect to require additional financing and will seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	If and when we receive FDA clearance to market our enhanced PLAC TIA product

•	The rate of product adoption by doctors and laboratories; and

•	The insurance payer community’s acceptance of and reimbursement for the PLAC Test.

Commitments and Contingencies

As part of the Reverse Merger completed on July 28, 2010, we recorded the lease obligation associated with the Pre-Merger VaxGen facility which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation. Rent expense was $359,000 as of September 30, 2010.

Rent expense for our main office facility was $395,000 and $1,184,000 for the three and nine months ended September 30, 2010 and September 30, 2009, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $156,000 and $297,000 at September 30, 2010 and December 31, 2009, respectively, is included in the accompanying balance sheet.

Rental income for the sublease was $357,000 and $1,072,000 for the three and nine months ended September 30, 2010, respectively, and $346,000 and $1,037,000 for the three and nine months ended September 30, 2009, respectively. This has been included as a reduction to operating expenses in the statement of operations.

On November 2, 2010 we received a letter from the landlord of the leased facility, located at 349 Oyster Point Blvd., South San Francisco, California. The letter asserts claims in writing against the Company that, among other things, the Company failed to provide it with required notice of the Reverse Merger, and has requested that the Company establish an escrow to fund remaining sums due under the lease. The Company believes that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease.

Off-Balance Sheet Arrangements

As of September 30, 2010, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-17 Milestone Method of Revenue Recognition, or ASU 2010-17, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). The amendments in this standard provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The standard is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted, and applies to milestones achieved on or after that time. The Company is currently evaluating the impact of the implementation of this guidance on its consolidated financial statements.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables (ASU 2010- 20). ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. ASU 2010-20 is effective for us in our first quarter of fiscal 2011 and should be applied prospectively. We are currently evaluating the impact of the pending adoption of ASU 2010-20 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive and financial officers have concluded our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting: There was a change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On July 28, 2010, we closed the Reverse Merger, which has been accounted for as a reverse acquisition. The financial statements and information relating to Old diaDexus, a privately held company, now constitute the financial statements and information of the “Company.” Because Old diaDexus was a privately held company prior to the Reverse Merger, it was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the Reverse Merger. The operations of Pre-Merger VaxGen, a publicly held company, were insignificant prior to and subsequent to the completion of the Reverse Merger compared to those of the post-combination consolidated entity. As such, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of public company internal control over financial reporting for the post-combination consolidated Company.

Inherent Limitations on Effectiveness of Controls: Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level to ensure the information required to be disclosed in this report is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On or about July 7, 2009, the Company filed an action in California Superior Court for San Mateo County against Firstenberg Machinery Company alleging claims for breach of contract and common count arising out of Firstenberg Machinery Company’s failure to remit to the Company the proceeds from Firstenberg Machinery Company’s sale on consignment of certain equipment, machinery and other property of the Company pursuant to a Sales Representative Agreement between the parties. The complaint sought compensatory damages of at least $77,800. On November 24, 2009, Firstenberg Machinery Company filed an answer to the complaint, denying the Company’s allegations, and a cross-complaint against the Company, alleging claims for breach of the Sales Representative Agreement, breach of the implied covenant of good faith and fair dealing, unfair business practices, negligent misrepresentation and promissory estoppel. On April 13, 2010, the Company entered into a Settlement Agreement with Firstenberg Machinery Company, pursuant to which Firstenberg Machinery Company agreed to pay to the Company $25,000 (divided into four equal payments of $6,250 due on May 15, 2010, June 15, 2010, July 15, 2010 and August 15, 2010) and to dismiss its cross-complaint. The Company has received all such payments from Firstenberg Machinery Company.

The Company is from time to time subject to various claims and legal actions during the ordinary course of business. The Company believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

Item 1A.	Risk Factors.

Investing in our common stock involves a very high degree of risk. You should carefully consider the risks described below and all of the other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know or that we currently deem immaterial may also negatively affect our business, financial condition, operating results, and prospects. In that case, the market price of our common stock could decline, and you could lose all or part of your investment.

Shipment of our PLAC TIA Test was recently suspended and we may be unable to obtain clearance to reintroduce the product.

On May 10, 2010, we began notifying our customers that we had temporarily suspended the commercialization of the PLAC TIA Test, and asked customers to discontinue use of this product, due to heterophilic interference observed in a small number of samples tested. On June 30, 2010, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA Test product that is intended to address the heterophilic interference observed in the suspended PLAC TIA Test product. The FDA requested additional analytical performance information in connection with its review of the TIA 510(k) and the submission remains pending. Even if we supply the information requested by the FDA as planned, we cannot be certain that FDA will agree with our interpretation of those data, or that the FDA will not require us to conduct additional testing, including studies involving human subjects, in order to obtain clearance of the new 510(k). Further, there can be no guarantee that the FDA will ultimately clear the 510(k) submission on a timely basis, or at all. Failure to receive clearance for the PLAC TIA Test product on a timely basis (or at all) would result in a loss of potential customers and would have an adverse effect on our financial condition and our ability to maintain or expand our business. In addition, any data we generate in connection with the TIA 510(k) could require us to make labeling or other changes with respect to our sales and marketing of our PLAC ELISA Test.

We are an early stage company and have engaged in only limited sales and marketing activities for our first product, the PLAC Test, which aids in assessing risk for both heart attack and ischemic stroke associated with atherosclerosis.

Our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for the Company. As is the case with all novel biomarkers, we must establish a market for our PLAC Test and build that market through physician education and awareness programs. Publication in peer review journals of results from outcome studies using our products will be an important consideration in the adoption by physicians and in the coverage by insurers of our products. Our ability to commercialize successfully the PLAC Test and other diagnostic products will depend on numerous factors, including:

•	whether healthcare providers believe our PLAC Test and any other diagnostic tests that we successfully develop provide sufficient incremental clinical utility;

•	whether we are able to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in prospective clinical studies; and

•

whether health insurers, government health programs and other third-party payors will cover and pay for our diagnostic tests and the amounts they will reimburse. We cannot assure that third-party payors will reimburse any of our products or that the level of reimbursement will be sufficient to realize a profit. The health care reimbursement system is in a constant state of change, including changes due to the enactment earlier this year of federal healthcare reform, and any change may adversely impact our business.

These factors may present obstacles to commercial acceptance of our products, and we may need to devote substantial time and money to surmount these obstacles, and the result might not be successful.

We are subject to extensive regulation by the FDA and other regulatory agencies and failure to comply with such regulation could have a material adverse effect on our business, financial condition, and results of operations.

Our business and our medical device products, including the PLAC Test, are subject to extensive regulation by the FDA and other federal, state, and foreign regulatory agencies. These laws and regulations govern many aspects of our products and operations, and the products and operations of our suppliers and distributors, including premarket clearance and approval, design, development and manufacturing, labeling, packaging, safety and adverse event reporting, recalls, storage, advertising, promotion, sales and record keeping. Failure to comply with these laws and regulations could result in, among other things, warning letters, civil penalties, delays in clearance or approval of our products, recalls, and other operating restrictions, all of which could cause us to incur significant expenses.

Before we can market or sell a new product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA, or approval of a pre-market approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the applicant must demonstrate to the FDA’s satisfaction that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to obtain clearance from the FDA to market the proposed device. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended users;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•	changes in FDA clearance or approval policies or the adoption of new regulations may require additional data.

Further, any modification we make to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, would require us to seek a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Even when a product reaches the market, the subsequent discovery of previously unknown problems, such as material deficiencies or defects in design, labeling, or manufacture, or a potential unacceptable risk to health, with a product may result in restrictions on the product, including recall or withdrawal of the product from the market, and/or a requirement to submit a new 510(k) submission or PMA for the product in order to support continued marketing. For example, we suspended commercialization of the PLAC TIA product due to heterophilic interference observed in a small number of samples tested, and are currently seeking a new 510(k) for an enhanced PLAC TIA product. We may be forced to take similar actions in the future in response to previously unknown problems with our marketed products.

We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Regulation (“QSR”), which establishes the good manufacturing practices for medical devices, and Medical Device Reporting regulations, which require us to report to the FDA any incident in which one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that could cause death or serious injury. Although we believe that we have adequate processes in place to ensure compliance with these requirements, the FDA or other regulatory bodies could force us to stop manufacturing, selling or exporting our products if it concludes that we are out of compliance with applicable regulations or if it concludes that our products pose an unacceptable risk to health or are otherwise deficient in design, labeling or manufacture. Further, the ability of our suppliers to supply critical components or materials and of our distributors to sell our products could be adversely affected if their operations are determined to be out of compliance. The FDA and other regulatory bodies could also require us to recall products if we fail to comply with applicable regulations, which could force us to stop manufacturing such products. Such actions by the FDA and other regulatory bodies would adversely affect our revenues and results of operations.

Many national, regional, and local laws and regulations, including the recently-enacted healthcare reform legislation, have not been fully implemented by the regulatory authorities or adjudicated by the courts, and their provisions are open to a variety of interpretations. In the ordinary course of business, we must frequently make judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to various sanctions, including substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. Such sanctions could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business. See also the risk factor entitled “Shipment of our PLAC TIA Test was recently suspended and we may be unable to obtain clearance to reintroduce the product” in this section.

We rely on sole source third parties to manufacture and supply our main reagent and the different formats of the PLAC Test. Any problems experienced by these vendors could result in a delay or interruption in the supply of product until the vendor cures the problem or until we locate and qualify an alternative source of supply or contract manufacturing.

We currently depend on sole source, third party manufacturers, Denka Seiken, BioCheck, Inc., and Diazyme Laboratories, to manufacture and supply our main reagent and the different formats of our PLAC Test. Our reliance on these manufacturers subjects us to several unpredictable risks that could lead to a disruption of our operations, including delays in production, failure to meet our specifications or the QSR and other regulatory requirements, fluctuations in product quality and quantity due to changes in demand from other customers of these third party manufacturers, the inability to meet our needs if demand for our products increases significantly, and damage or other interruptions to facilities. If we undertake to negotiate terms of supply with another manufacturer or other manufacturers to reduce its reliance on these manufacturers, our relationships could be harmed. Any interruption in the supply of reagents or product or the inability to obtain reagents or final product from alternate sources in a timely manner could impair our ability to supply the PLAC Test and to meet the demands of our customers, which would have an adverse effect on its business.

Our business is characterized by a high degree of customer concentration. Our four largest distributor and large laboratory customers accounted for 60% of our accounts receivable and 65% of our revenue as of and for the nine months ended September 30, 2010, respectively. The loss of one or more of these customers or a decline in revenue from one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Sales to a limited number of distributor and large laboratory customers account for a significant portion of our revenue and accounts receivable. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products (such as the suspension of our PLAC TIA Test), and changes in individual customer’s purchases of our products for profitability, inventory management or other reasons. The concentration of revenue from our top four customers for the nine months ended September 30, 2010 was 65% and was 54% for the nine months ended September 30, 2009. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether and when we are able to commercialize the PLAC TIA product. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large laboratory companies and distributors, and we may experience an even higher degree of customer concentration throughout the remainder of 2010 and beyond. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our financial condition, liquidity, and results of operations.

We are reliant on the commercial success of our PLAC Test products.

We are largely dependent on our main product line, the PLAC Test. We expect that the PLAC Test products will account for a substantial portion of our revenue for the foreseeable future. We do not know if our PLAC Test products will be successful over the long-term and it is possible that the demand for the product may decline over time. Any decline in demand or failure of the diaDexus PLAC Test products to penetrate current or new markets significantly could have a material adverse effect on our business, financial condition, and results of operations.

Our future success depends on our ability to retain our Chief Executive Officer and other key employees and to attract, retain and motivate qualified personnel.

We depend on the efforts and abilities of Patrick Plewman, our Chief Executive Officer, along with other senior management, our research and development staff and a number of other key management, sales, support, technical and administrative services personnel. Competition for experienced, high-quality personnel exists, and we cannot assure that we can continue to recruit and retain such personnel. Our failure to hire and retain such personnel would impair our ability to develop new products and manage its business effectively.

We are an early stage company with a history of losses, we expect to incur losses for at least the next few years, and we may never achieve profitability.

We have incurred substantial net losses since our inception in 1997. Our accumulated deficit was approximately $185.4 million at September 30, 2010. For the three and nine months ended September 30, 2010, we incurred a net loss of $2.8 million and $6.4 million, respectively. We expect to continue to incur net losses for at least the next few years. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

We will likely need to raise additional capital to support our operations and to continue as a going concern.

We will require additional funds to commercialize our products and develop new products. Our ability to fund our net losses and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We may seek to raise additional funds through equity or debt offerings, bank facilities, or other sources of capital. We do not know, however, whether additional financing will be available when needed, or whether it will be available on favorable terms or at all. Failure to obtain adequate financing also will likely adversely affect our ability to operate as a going concern. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

If the combination of patents, trade secrets, trademarks, and contractual provisions that we rely on to protect our intellectual property proves inadequate, our ability to successfully commercialize our products will be harmed and we may never be able to operate our business profitably.

Our success depends, in large part, on our ability to protect proprietary discoveries, technology, and diagnostic tests that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information.

Additionally, we have filed or have license rights to a number of patent applications that are in an early stage of prosecution, and we cannot make any assurances that any of the pending patent applications will result in patents being issued. In addition, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by its patents.

We have liabilities for real estate leases in excess of what is necessary for our current business. We will incur these additional expenses until our lease of a smaller facility expires or until we are able to sublease our larger leased facility.

The Company has a significant real estate lease for a facility of approximately 65,000 square feet with current monthly minimum required expenses of approximately $200,000. The term of the lease continues until December 31, 2016. Our lease of a smaller facility continues until June 30, 2011, with current monthly minimum required expenses of approximately $130,000. We receive about $80,000 of reimbursement under a sublease of a portion of this property, which offsets a portion of our total monthly expenses under the lease. Until such time that (i) our lease expires and we choose to move our operations to the larger facility or (ii) we are able to sublease our larger leased facility, we will incur liabilities for real estate leases significantly in excess of what is necessary for our current business. We may never be able to sublease the larger facility. Also, the landlord of the larger leased facility has previously filed lawsuits to enforce actions that the landlord believes are protective of its leasehold interests. The landlord of the larger leased facility has asserted claims in writing against the Company that, among other things, the Company failed to provide it with required notice of the Reverse Merger, and has requested that the Company establish an escrow to fund remaining sums due under the lease. The Company believes that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease.

We license key intellectual property from GlaxoSmithKline and ICOS, and our contractual relationships have certain limitations.

We have an exclusive license from GlaxoSmithKline and a co-exclusive license from ICOS Corporation (“ICOS”) to practice and commercialize technology covered by several issued and pending United States patents and their foreign counterparts. The majority of patents that relate to products currently sold by us will begin to expire in mid-2014.

Several of our collaboration agreements with GlaxoSmithKline and ICOS provide licenses to use intellectual property that is important to our business, and we may enter into additional agreements in the future with GlaxoSmithKline or with other third parties that change licenses of valuable technology. Current licenses impose, and future licenses may impose, various commercialization, milestone and other obligations on us, including the obligation to terminate our use of patented subject matter under certain circumstances. If a licensor becomes entitled to, and exercises, termination rights under a license, we could lose valuable rights and our ability to develop our current and future products. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.

Our stock price is likely to be volatile.

Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded “over the counter” typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Stock Market, due to the fact that OTC trading volumes are generally significantly lower than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price. The trading price of our common stock has been and is likely to continue to be extremely volatile. Some of the many factors that may cause the market price of our common stock to fluctuate include, in no particular order:

•	Actions taken by regulatory authorities with respect to our products;

•	The progress and results of our product development efforts;

•	The outcome of legal actions to which we may become a party;

•	Our ability to commercialize the products, if any, that we are able to develop;

•	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; and

•	Restatements of our financial results and/or material weaknesses in our internal controls.

The stock markets, and the markets for medical diagnostics and biotechnology stocks in particular, have experienced volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Investors may not be able to sell when they desire due to insufficient buyer demand and may realize less than, or lose all of, their investment.

Our business, in particular the growth of our business, is dependent on our ability to successfully develop and commercialize novel diagnostic products and services based on biomarkers. If we fail to develop and commercialize diagnostic products, we may be unable to execute our business plan.

Our long-term ability to generate product-related revenue will depend in part on our ability to develop additional formats or versions of the PLAC Test and other new diagnostic products. If internal efforts do not generate sufficient product candidates, we will need to identify third parties that wish to collaborate with us to develop new products and applications. Our ability to pursue successfully third-party relationships will depend in part on our ability to negotiate acceptable license and related agreements. Even if we are successful in establishing collaborative arrangements, they may never result in the successful development or commercialization of any product candidate or the generation of any sales or royalty revenues. In addition, rapid technological developments and innovations characterize the markets for our products and services. Our success will depend in large part on our ability to correctly identify emerging trends, enhance capabilities, and develop and manufacture new products quickly, in a cost-effective manner, and at competitive prices. The development of new and enhanced products is a complex and costly process. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce such new products and enhancements. Our choices for developing products may prove incorrect if customers do not adopt the products we develop or if the products ultimately prove to be medically or commercially unviable. The discovery of performance problems may adversely affect development schedules. If we fail to timely develop and introduce competitive new products or additional formats of our existing products, our business, financial condition, and results of operations may be adversely affected.

Any inability to protect our proprietary technologies and product candidates adequately could harm our competitive position.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We plan to continue to apply for patents covering our technologies and products as we deem appropriate. We cannot make assurances that our pending patent applications will issue as patents and, if they do, whether the scope of such claims will be sufficiently broad to prevent third parties from utilizing our technologies, commercializing our discoveries or developing competing products. Any patents we currently hold, or obtain in the future, may not be sufficiently broad to prevent others from utilizing our technologies, commercializing our discoveries, or developing competing technologies and products. Furthermore, third parties may independently develop similar or alternative technologies or design around our patented technologies. Third parties may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantage.

We have rights to patents and patent applications owned by GlaxoSmithKline, Human Genome Sciences, Inc. (“Human Genome Sciences”) and ICOS that provide important protection on the composition of matter and utility of our products and product candidates. We do not, however, directly control the prosecution and maintenance of all of these patents. GlaxoSmithKline, Human Genome Sciences, and ICOS may not fulfill their obligations as licensors and may allow these patents to go abandoned or may not pursue meaningful claims for our products. Also, while the United States Patent and Trademark Office has issued diagnostic patents covering utility or methods, we do not know whether or how courts will enforce these patents. If a court finds these types of inventions to be unpatentable or interprets them narrowly, the benefits of our patent strategy may not materialize. If any or all of these events occur, they could diminish the value of our intellectual property.

The requirements of being a public company have required and will continue to require significant resources, increase our costs and occupy our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

On July 28, 2010, we closed the Reverse Merger. The Reverse Merger was determined to constitute a reverse acquisition and Old diaDexus, a privately held company, was determined to be the acquirer for accounting purposes. Although Pre-Merger VaxGen was an operating company, its operations were insignificant compared to those of the post-merger entity. Because the financial statements and information relating to Old diaDexus now constitute our financial statements and information, we are in a position similar to a newly public company.

As a company with public reporting responsibilities, we have incurred and will continue to incur significant legal, accounting, and other expenses that Old diaDexus did not incur as a private company. Complying with rules, regulations and requirements applicable to public companies will require substantial effort and will increase our costs and expenses. We will be required to:

•	institute a more formalized function of internal control over financial reporting;

•	prepare and file distribute periodic and current reports under the Exchange Act for a larger operating business and comply with other Exchange Act requirements applicable to public companies;

•	formalize old and establish new internal policies, such as those relating to insider trading and disclosure controls and procedures;

•	involve and retain to a greater degree outside counsel and accountants in the above activities; and

•	establish and maintain an investor relations function, including the provision of certain information on our website.

Compliance with these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

The securities laws require, among other things, that we implement and maintain effective internal control for financial reporting and disclosure. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. Moreover, if we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Natural disasters, including earthquakes, may damage our facilities.

Our corporate and manufacturing facilities are located in California. Our facilities in California are in close proximity to known earthquake fault zones. As a result, our corporate, research and manufacturing facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the scope or amount of coverage will be adequate in any particular case. Insurance specifically for earthquake risks is not available on commercially reasonable terms.

We are not currently listed on a national exchange and there can be no assurance we will ever be listed.

Our common stock is not currently listed on any national stock exchange. We have not yet applied for our common stock to be listed on a national exchange, and we do not currently meet all of the requirements for listing or relisting on the NASDAQ Stock Market. We do not know when, if ever, our common stock will be listed on a national stock exchange. In addition, we cannot be certain that the NASDAQ Stock Market will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet the initial listing criteria for the NASDAQ Stock Market or another national exchange, including a minimum per share price. Currently, our common stock is quoted on the OTC Bulletin Board under the symbol DDXS.OB.

Our charter documents and Delaware law may discourage an acquisition of the Company.

Provisions of our certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our Board of Directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from acquiring, a majority of our outstanding stock. Our bylaws also provide that special stockholders meetings may be called only by our Board of Directors, Chairperson of the Board of Directors, or by our Chief Executive Officer or President, with the result that any third-party takeover not supported by the Board of Directors could be subject to significant delays and difficulties.

Failure in our information technology and storage systems could significantly disrupt the operation of our business.

Our ability to execute our business plan depends, in part, on the continued and uninterrupted performance of our information technology systems, or IT systems. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information,

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

Exhibit	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Patrick Plewman (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.2#	Guaranty, dated July 28, 2010, by VaxGen, Inc. in favor of Patrick Plewman (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.3#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and David Foster (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.4#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Bernard M. Alfano (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.5#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Robert Wolfert (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.6#	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010

10.7#	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan

10.8#	diaDexus, Inc. Retention Bonus Plan

10.9	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers

10.10	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc.

10.11**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.12	Amendment No. 1 to the Collaboration Agreement, dated as of February , 1998 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.13**	Amendment No. 2 to the Collaboration Agreement, dated as of July , 1998 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.14	Amendment to the Collaboration Agreement, dated as of May 4, 1999 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.15**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.16	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.17	Letter Amendment to Collaboration Agreement, dated as of March 30, 2000 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.18**	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline

10.19**	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp.

10.20**	Development, Manufacturing, and Supply Agreement, effective as of March 27, 2007 (the “Denka Seiken Agreement”), by and between diaDexus, Inc. and Denka Seiken

10.21**	First Amendment to the Denka Seiken Agreement, effective as of July 21, 2008

10.22**	Second Amendment to the Denka Seiken Agreement, effective as of June 1, 2009

10.23**	Services and Supply Agreement, effective as of January 1, 2009 (the “Diazyme Agreement”), by and between diaDexus, Inc. and Diazyme Laboratories

10.24**	Amendment No. 01 to the Diazyme Agreement, effective as of August 17, 2009

10.25**	Amendment No. 2 to the Diazyme Agreement, effective as of January 15, 2010

10.26**	Amended and Restated Supply Agreement, dated as of April 11, 2010, by and between diaDexus, Inc. and BioCheck, Inc.

10.27**	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc.

10.28**	Distributor Agreement, effective as of January 30, 2007 (the “Binding Site Agreement”), by and between diaDexus, Inc. and The Binding Site Inc.

10.29	Addendum No. 1 to the Binding Site Agreement, dated as of February 1, 2007

10.30**	Addendum No. 2 to the Binding Site Agreement, dated as of June 15, 2007

10.31**	Addendum No. 3 to the Binding Site Agreement, dated as of October 28, 2008

10.32**	Business Development Addendum to the Distributor Agreement, dated as of February 1, 2010, by and between diaDexus, Inc. and Inova Diagnostics, Inc.

10.33**	Master Supply Agreement, dated as of April 1, 2009 (the “BHL Master Supply Agreement”), by and between diaDexus, Inc. and Berkeley HeartLab, Inc.

10.34**	Addendum No. 1 to the BHL Master Supply Agreement, dated as of April 1, 2010

10.35**	Addendum No. 2 to the BHL Master Supply Agreement, dated as of May 14, 2010

10.36	Lease, dated as of November 23, 1999, by and between Trammell Crow Northern California Development, Inc. and ViroLogic, Inc.

10.37	First Amendment to Lease Agreement, dated as of February , 2000, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.38	Acknowledgement of Term Commencement Date, dated November 1, 2001, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.39	Consent to Assignment and Modification of Lease, effective as of June 1, 2002, by and among diaDexus, Inc., ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.40	Sublease, dated June 1, 2002, by and between diaDexus, Inc. and ViroLogic, Inc.

10.41	First Amendment to Sublease, dated August 21, 2003, by and between diaDexus, Inc. and ViroLogic, Inc.

10.42	Second Amendment to Sublease, dated October 1, 2004, by and between diaDexus, Inc. and ViroLogic, Inc.

10.43	Third Amendment to Sublease, dated August 18, 2006, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

10.44	Letter Agreement Regarding Sublease, dated October 10, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

10.45	Fourth Amendment to Sublease, dated October 12, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

#	Management contract or compensatory plan or arrangement.
**	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date: November 15, 2010	By:	/S/ PATRICK PLEWMAN
Patrick Plewman
President & Chief Executive Officer

Date: November 15, 2010	By:	/S/ DAVID J. FOSTER
David J. Foster
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Patrick Plewman (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.2#	Guaranty, dated July 28, 2010, by VaxGen, Inc. in favor of Patrick Plewman (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.3#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and David Foster (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.4#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Bernard M. Alfano (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.5#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Robert Wolfert (incorporated by reference to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.6#	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010

10.7#	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan

10.8#	diaDexus, Inc. Retention Bonus Plan

10.9	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers

10.10**	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc.

10.11**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.12	Amendment No. 1 to the Collaboration Agreement, dated as of February , 1998 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.13**	Amendment No. 2 to the Collaboration Agreement, dated as of July , 1998 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.14	Amendment to the Collaboration Agreement, dated as of May 4, 1999 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000

10.15**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.16	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.17	Letter Amendment to Collaboration Agreement, dated as of March 30, 2000 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.18**	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline

10.19**	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp.

10.20**	Development, Manufacturing, and Supply Agreement, effective as of March 27, 2007 (the “Denka Seiken Agreement”), by and between diaDexus, Inc. and Denka Seiken

10.21**	First Amendment to the Denka Seiken Agreement, effective as of July 21, 2008

10.22**	Second Amendment to the Denka Seiken Agreement, effective as of June 1, 2009

10.23**	Services and Supply Agreement, effective as of January 1, 2009 (the “Diazyme Agreement”), by and between diaDexus, Inc. and Diazyme Laboratories.

10.24**	Amendment No. 01 to the Diazyme Agreement, effective as of August 17, 2009

10.25**	Amendment No. 2 to the Diazyme Agreement, effective as of January 15, 2010

10.26**	Amended and Restated Supply Agreement, dated as of April 11, 2010, by and between diaDexus, Inc. and BioCheck, Inc

10.27**	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc.

10.28**	Distributor Agreement, effective as of January 30, 2007 (the “Binding Site Agreement”), by and between diaDexus, Inc. and The Binding Site Inc.

10.29	Addendum No. 1 to the Binding Site Agreement, dated as of February 1, 2007.

10.30**	Addendum No. 2 to the Binding Site Agreement, dated as of June 15, 2007

10.31**	Addendum No. 3 to the Binding Site Agreement, dated as of October 28, 2008

10.32**	Business Development Addendum to the Distributor Agreement, dated as of February 1, 2010, by and between diaDexus, Inc. and Inova Diagnostics, Inc

10.33**	Master Supply Agreement, dated as of April 1, 2009 (the “BHL Master Supply Agreement”), by and between diaDexus, Inc. and Berkeley HeartLab, Inc

10.34**	Addendum No. 1 to the BHL Master Supply Agreement, dated as of April 1, 2010

10.35**	Addendum No. 2 to the BHL Master Supply Agreement, dated as of May 14, 2010

10.36	Lease, dated as of November 23, 1999, by and between Trammell Crow Northern California Development, Inc. and ViroLogic, Inc

10.37	First Amendment to Lease Agreement, dated as of February , 2000, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.38	Acknowledgement of Term Commencement Date, dated November 1, 2001, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.39	Consent to Assignment and Modification of Lease, effective as of June 1, 2002, by and among diaDexus, Inc., ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.40	Sublease, dated June 1, 2002, by and between diaDexus, Inc. and ViroLogic, Inc.

10.41	First Amendment to Sublease, dated August 21, 2003, by and between diaDexus, Inc. and ViroLogic, Inc.

10.42	Second Amendment to Sublease, dated October 1, 2004, by and between diaDexus, Inc. and ViroLogic, Inc.

10.43	Third Amendment to Sublease, dated August 18, 2006, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

10.44	Letter Agreement Regarding Sublease, dated October 10, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

10.45	Fourth Amendment to Sublease, dated October 12, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
**	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.