Form 10-K
period 2010-12-31
diaDexus, Inc.
filed 2011-03-22
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on the OTC Bulletin Board on June 30, 2010 was approximately $4.9 million.* As of March 16, 2011, 53,067,057 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

*	Excludes 18,203,877 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

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

All references in this Annual Report on Form 10-K to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Reverse Merger, and to Old diaDexus and its consolidated subsidiaries for periods prior to the closing of the Reverse Merger unless the context requires otherwise. References to “Pre-Merger VaxGen” mean VaxGen, Inc., a Delaware corporation, prior to the closing of the Reverse Merger.

Special Note Regarding Forward-Looking Statements

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing in Item 7 of this Annual Report on Form 10-K and the risk factors described in Part I, Item 1A of this Annual Report on Form 10-K.

This Annual Report includes “forward-looking statements” that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements can be identified by words such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “could” or “would” or the negative thereof or other comparable terminology. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives of management, any statements regarding future operations, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward–looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	our ability to maintain regulatory clearance for and successfully commercialize our PLAC Test and new diagnostic products, including our enhanced PLAC TIA Test;

•	the effects of government regulation and our ability to comply with such regulations;

•	our ability to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in prospective clinical studies;

•	the rate of adoption of the PLAC Test by doctors and laboratories;

•	third party payors’ acceptance of and reimbursement for the PLAC Test;

•	our reliance on sole source third party manufacturers to manufacture and supply our main reagent and our PLAC Test;

•	our relationships with key customers;

•	our ability to retain key employees and to attract, retain and motivate other qualified personnel;

•	our limited revenue and cash resources;

•	the adequacy of our intellectual property rights;

•	our significant corporate expenses, including real estate lease liabilities and expenses associated with being a public company; and

•	the other risks described below in Part I, Item 1A (“Risk Factors”).

Any forward-looking statement included in this Annual Report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any such forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010 and other documents filed by us from time to time with the Securities and Exchange Commission.

Item 1.	Business

Company Overview

We are a life sciences company focused on the development and commercialization of patent-protected in vitro diagnostic products addressing unmet needs in cardiovascular disease. The diaDexus PLAC® Test for Lp-PLA2 (lipoprotein-associated phospholipase A2) provides new information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have developed two formats of the PLAC Test, an enzyme-linked-immunosorbent serologic assay (“ELISA”) product and a turbidimetric immunoassay (“TIA”) product. The PLAC Test is currently the only blood test cleared by the U.S. Food and Drug Administration (“FDA”) to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis.

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

Unless otherwise specified, the “Company,” “diaDexus,” “we,” “us,” and “our” refers to the business of diaDexus, Inc. (f/k/a VaxGen, Inc.) after the Reverse Merger and the business of Old diaDexus prior to the Reverse Merger. Unless specifically noted otherwise, “Pre-Merger VaxGen” refers to the business of VaxGen, Inc. prior to the Reverse Merger.

Certain portions of this Annual Report on Form 10-K may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to the Company’s business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for the fiscal year ended December 31, 2010 or future periods.

The current diaDexus, Inc. (f/k/a VaxGen, Inc.) was incorporated in Delaware on November 27, 1995. We are the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted the company an exclusive license to certain diagnostic intellectual property, including Lp-PLA2.

Our Products and Product Candidates

The following table summarizes our major products and product candidates:

Product	Indications	Status
PLAC ELISA Test	An aid in predicting risk for coronary heart disease and ischemic stroke	Commercialized
PLAC TIA Test	An aid in predicting risk for coronary heart disease and ischemic stroke	Clearance from FDA obtained for marketing in the United States; marketing of enhanced TIA Test expected to begin in the second quarter of 2011

Background on Lp-PLA2 Levels and Risk for Heart Attack and Stroke

Coronary heart disease and stroke were the number 1 and number 4 causes of death, respectively, in the United States in 2008. Coronary heart disease is a narrowing of the arteries that supply blood and oxygen to the heart, most frequently as a result of atherosclerosis, which occurs when fatty material or other substances build up to form plaque on the walls of the arteries. Heart attack can result if the blood to a section of the heart becomes blocked or reduced as a result of the atherosclerosis. Similarly, ischemic stroke, the most common form of stroke, is often associated with atherosclerosis, when a blood clot forms at the buildup of fatty material or other substances in vessels in the brain or when a blood clot from another part of the body dislodges and then blocks a narrower vessel in the brain. In either case, if blood flow is not restored quickly, that portion of the heart or brain will become damaged from lack of oxygen and the cells begin to die.

Lp-PLA2 is an inflammatory enzyme implicated in the formation of rupture prone plaque that can lead to the formation of blood clots and trigger a heart attack or stroke. More than 30 prospective studies substantiate that Lp-PLA2 is a cardiovascular risk marker. A report published in 2004 by Dr. Christie Ballantyne and colleagues, who analyzed samples from the Atherosclerosis Risk in the Communities (“ARIC”) study, which followed 12,819 apparently healthy middle-aged men and women for six to eight years, indicated that individuals with LDL-cholesterol (commonly referred to as “bad cholesterol”) levels less than 130 mg/dL and levels of Lp-PLA2 in the highest third of the population are two times more likely to have a coronary event than individuals with LDL-cholesterol levels less than 130 mg/dL and Lp-PLA2 levels in the lowest third of the population. In individuals with high levels of c-reactive protein (“CRP”), a protein found in blood which has been associated with an increased risk of cardiovascular disease, the influence of Lp-PLA2 is even more pronounced. According to Dr. Ballantyne’s 2004 report and another report published by his team in 2005, individuals with CRP levels and Lp-PLA2 levels in the top third of the population were 4.2 times more likely to have a heart attack and 11.4 times more likely to have an ischemic stroke than a person with CRP levels and Lp-PLA2 levels in the bottom third of the population, whereas individuals with CRP levels in the top third of the population but Lp-PLA2 levels in the bottom third of the population are only 1.2 times more likely to have a coronary event and 5.8 times more likely to have an ischemic stroke. Another report using samples from the ARIC study, published by Dr. Philip Gorelick and colleagues in 2008, concluded that individuals with systolic blood pressure in the highest third of the population and levels of Lp-PLA2 above the mean were 6.8 times more likely to have a stroke than someone with systolic blood pressure in the lowest third of the population and levels of Lp-PLA2 below the mean.

Our PLAC Tests are blood tests that measure Lp-PLA2 levels. We believe that our PLAC Tests thereby provide valuable and actionable information, over and above traditional risk factors such as smoking, blood pressure, cholesterol, family history and age, for treatment and prevention of heart disease and stroke. Individuals with high levels of Lp-PLA2, when considered in conjunction with traditional risk factors, may merit more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins.

GlaxoSmithKline has developed an Lp-PLA2 inhibitor, darapladib, which is currently in Phase III clinical trials. A first Phase III study commenced in December 2008 and is expected to be completed in October 2012. A second Phase III study commenced in December 2009. We believe that the ongoing Phase III studies of darapladib will continue to increase physician awareness of Lp-PLA2 and that if the FDA approves darapladib it could increase demand for our PLAC Tests.

PLAC ELISA Test

We introduced our initial PLAC ELISA Test product in 2004. Our PLAC ELISA Test uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exist only at large and midsize clinical reference laboratories and large hospitals, which must be certified by the U.S. Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC ELISA Test for their patients from those institutions that are able to perform microplate tests and offer the PLAC ELISA Test. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis. The PLAC ELISA Test is the only product that we currently market in the United States.

PLAC TIA Test

We introduced our initial PLAC TIA Test product in 2008. Our PLAC TIA Test allows for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology. This clinical chemistry technology is more prevalent than the microplate technology used for the PLAC ELISA Test and is less difficult to operate, such that a broader array of institutions can conduct the test. This includes clinical research laboratories and hospitals of all sizes and those physician operated laboratories (POLs) that are certified by DHHS for moderate-complexity diagnostics under the CLIA.

On May 10, 2010, we began notifying our customers that we had temporarily suspended the commercialization of our PLAC TIA Test, and asked our customers to discontinue use of this product, due to heterophilic interference observed in a small number of samples tested. On June 30, 2010 we submitted a new premarket notification to the FDA seeking clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”) to market an enhanced PLAC TIA Test product that addresses the heterophilic interference observed in the suspended PLAC TIA Test product. To facilitate continued reporting of Lp-PLA2 results in the interim, we have referred PLAC TIA Test customers to a selection of laboratories that provide the PLAC ELISA Test.

On January 7, 2011, we announced that the FDA had granted clearance to market the enhanced PLAC TIA Test product. We intend to begin marketing this PLAC TIA Test product in the second quarter of 2011.

Product Development

We have ongoing product development efforts to create formats of the PLAC Test for Lp-PLA2 for other analyzer technologies. Additional formats of the PLAC Test could permit the Company to broaden its market and to deepen market penetration into smaller POLs.

Marketing & Distribution

We market and distribute our products directly to several large national and regional clinical reference laboratories. We have a sales force that communicates directly with laboratory customers and with distributor sales staff. We also have a field application specialist group that supports the start-up of new laboratory customers and responds to their technical questions. Additionally, we maintain a product-focused website, www.plactest.com, from which interested parties may obtain general information and specific documents relating to the use and clinical performance of our PLAC Test.

We also use third party distributors, e.g., INOVA Diagnostics, Inc., to market and distribute our products to other clinical reference laboratories, hospitals and POLs. For the distribution of the enhanced PLAC TIA Test product, we anticipate that we will rely on third party distributors to reach hospitals and POLs.

Our PLAC Tests ultimately are ordered from clinical reference laboratories, hospitals and POLs by physicians for their patients, so we and our participating laboratory customers often conduct physician education and awareness programs about Lp-PLA2 and about our PLAC Tests.

Our top four distributor and large laboratory customers for the fiscal year ended December 31, 2010 accounted for 66% of our revenue compared to 65% for the fiscal year ended December 31, 2009. We expect this high degree of customer concentration to continue in the foreseeable future.

Ongoing Studies

Our sales depend in part on whether healthcare providers believe that our PLAC Tests provide incremental clinical utility and that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes. Our sales also depend on whether health insurers, government health programs and other third-party payors will issue positive coverage decisions, will pay for our diagnostic tests, and will reimburse sufficient amounts for the tests. Some of these payors require clinical outcomes studies before deciding whether to cover the tests. For these reasons, we are currently in the process of having banked samples from two prospective statin outcome studies tested and analyzed, with the aim of publishing the results in peer-reviewed publications. We anticipate that results from at least one of these studies will be published by the end of 2011.

Manufacturing & Sources of Supply

We currently depend on sole source, third-party manufacturers, Denka Seiken, BioCheck, Inc., and Diazyme Laboratories, to manufacture and supply our primary reagents and the different formats of our PLAC Test. The Company manufactures internally certain antibodies and antigens that are used as raw materials by Denka Seiken and BioCheck in the manufacturing of the reagents that are included in the PLAC Test products. Diazyme Laboratories uses the manufactured reagents from Denka Seiken to fill product kits, prepare final packaging and ship product to customers. The Company also depends on other key vendors and suppliers of materials, some of which are sole source or for whom an alternative could be difficult to find.

Intellectual Property & Licenses

We actively seek patent protection in the United States and other jurisdictions to protect technology, inventions, and improvements to inventions that are commercially important to our business. Our success depends to a significant degree upon our ability to obtain patent protection for our technologies. We currently own or have a license to 9 United States patents and 3 United States patent applications pending with the U.S. Patent and Trademark Office that relate to the Company’s current business. These issued patents have expiration dates ranging from 2013 to 2016.

We have exclusive licenses from SmithKlineBeecham Corp. (now GlaxoSmithKline) and ICOS Corporation (“ICOS”) (acquired by Eli Lilly and Company) to practice and commercialize technology covered by several United States patents and patent applications and their foreign counterparts. The exclusive license from GlaxoSmithKline and ICOS include exclusive rights to develop Lp-PLA2 as a diagnostic test and cover the relevant patents through their expiration dates, which range from 2013 to 2016.

Competition

We face competition from a number of life sciences companies in the discovery, development, and commercialization of novel diagnostic products for cardiovascular disease. Competing companies include, but are not limited to, large public companies with significantly greater resources, such as Roche, Abbott, Siemens, Celera and Alere. Their products and associated therapies may compete indirectly with our current product offering by offering alternative products for the same clinical need and they may compete directly with our future product offerings.

We are also aware that research may be underway at various government-financed entities worldwide, as well as at numerous academic institutions, to identify potential diagnostic markers and therapies for cardiovascular disease. Products developed from discoveries made by these entities and institutions may compete with our future product offerings.

Because of our current exclusive licenses and patents, the Company believes it will be difficult for a competing company to commercialize an Lp-PLA2 product without an agreement from the Company. In the broader category of inflammatory biomarkers, the Company is aware that high sensitivity C-reactive protein (“hs-CRP”) tests are considered by some physicians to be competitive diagnostic blood tests and by other physicians to be complementary diagnostic blood tests. There are over a dozen manufacturers of hs-CRP tests and such tests are widely available to the same laboratory customers who purchase the Company’s Lp-PLA2 product.

Research & Development

We incurred approximately $4.9 million and $3.7 million of research and development expenses during the fiscal years ended December 31, 2010 and December 31, 2009, respectively, which accounted for approximately 24% and 22% of our total operating expenses in these respective years.

Government Regulation

Our PLAC Test products are subject to regulation by the FDA under its authority to regulate medical devices. In the United States, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, premarket notification and adherence to the FDA’s Quality Systems Regulation (“QSR”), which covers device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to premarket approval and most of the previously identified requirements. Most in vitro diagnostic devices are regulated as Class I or Class II devices, although certain diagnostic tests are classified as Class III devices. Our PLAC Test products are class II devices.

Before we can market or sell a new product or make a significant modification to an existing product in the United States, we must obtain marketing clearance through either a premarket notification under Section 510(k) of the FDCA or approval of a premarket approval application (“PMA”). A 510(k) premarket notice must demonstrate that the device in question is substantially equivalent to another legally marketed device that does not require premarket approval. The FDA is supposed to complete its review of a 510(k) notice within 90 days of submission, but it may request additional data, including clinical information, which increases the time necessary to review the notice. In January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program, While the FDA has not detailed the precise nature of these reforms, the announcement of the action items signals that additional regulatory requirements may apply to future 510(k) premarket notices.

A manufacturer must file a PMA (1) if the FDA rejects the 510(k) notice, (2) if the device is not substantially equivalent to a marketed device that does not require premarket approval or (3) if the use of a 510(k) notice is not otherwise appropriate. The PMA process is more complex, costly and time consuming than the 510(k) clearance procedure. A PMA must be supported by more detailed scientific evidence than a 510(k) notice. If the device is determined to present a “significant risk,” the sponsor of the trial must file an investigational device exemption (“IDE”), prior to commencing clinical trials. If the FDA approves the IDE application and the institutional review boards at the institutions at which the clinical trials will be performed approve the clinical protocol and related materials, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Upon completion of the clinical trials, and assuming that the results indicate that the product is safe and effective for its intended purpose, the sponsor will then file a PMA.

While the FDA is required to review a PMA in 180 days, it typically requests additional information and may refer the PMA to an FDA advisory committee for additional review. A PMA application can take several years to complete, and there is no assurance that any submitted PMA application will ever be approved. Even when approved, the FDA may limit the indications for which the product may be marketed or to whom it may be sold. Additionally, there can be no assurance that the FDA will not request additional information or request the performance of additional clinical studies as a condition of approval or after the PMA is approved.

Even when a product reaches the market, the subsequent discovery of previously unknown problems, such as material deficiencies or defects in design, labeling, or manufacture, or a potential unacceptable risk to health, with a product may result in restrictions on the product, including recall or withdrawal of the product from the market, and/or a requirement to submit a new 510(k) submission or PMA for the product in order to support continued marketing. For example, we suspended commercialization of the PLAC TIA Test product in May 2010 due to heterophilic interference observed in a small number of samples tested. We subsequently developed an enhanced PLAC TIA Test product to address the heterophilic interference issue and made a new 510(k) submission in June 2010, which was cleared by the FDA in January 2011. We may be forced to take similar actions in the future in response to previously unknown problems with our marketed products.

In addition, we are required to comply with the FDA’s good manufacturing practice requirements contained in its QSR. The QSR covers among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of the medical devices. The QSR also requires maintenance of a device master record, device history record and complaint files. We are also subject to the FDA’s Medical Device Reporting regulations, which require us to report to the FDA any incident in which one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that could cause death or serious injury. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution, any one or more of which could have a material adverse effect on the Company.

We are also subject to the laws that govern the manufacture and distribution of medical devices in the countries in which we manufacture or sell products. The member states of the European Union (“EU”) have adopted the European Medical Device Directives, which regulate the manufacture and distribution of medical devices in all EU member countries. These regulations require us to obtain CE marking for diagnostic tests, including our PLAC Tests, prior to marketing them in any EU member state. As of December 31, 2010, we have authorization to apply the CE marking to our PLAC ELISA Test product.

We are also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents used in connection with our research. Compliance with these laws and regulations relating to the protection of the environment has not had a material effect on our capital expenditures or competitive position. However, the extent of governmental regulation that might result from any legislative or administrative action cannot be accurately predicted.

Reimbursement

Currently, our largest markets are hospital laboratories and commercial reference laboratories in the U.S. Payment for testing in these markets is largely based on third-party payer reimbursement. The laboratory that performs the test will submit an invoice to the patient’s insurance provider or to the patient if he is not covered by an insurance program. Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology (“CPT”) code by the American Medical Association. Each CPT code is then assigned a reimbursement level by the Centers for Medicare and Medicaid Services (“CMS”), formerly the U.S. Health Care Financing Administration. Third party insurance payers typically establish a specific fee to be paid for each code submitted. Third party payer reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS.

Employees

As of December 31, 2010, we had 55 full-time employees and 1 part-time employee. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

Available Information

For more information about us, please visit our website at http://www.diadexus.com and our PLAC Test website at http://www.plactest.com. You may also obtain a free copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on the day the reports or amendments are filed with or furnished to the SEC by visiting our website at http://www.diadexus.com. The information found on, or otherwise accessible through, our website or our PLAC Test website is not incorporated information and does not form a part of this Annual Report on Form 10-K.

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

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

Risks Relating to Our Business Operations

Our enhanced PLAC TIA Test was recently approved and its reintroduction may take more time and resources than we expect.

On May 10, 2010, we began notifying our customers that we had temporarily suspended the commercialization of the PLAC TIA Test, and asked customers to discontinue use of this product, due to heterophilic interference observed in a small number of samples tested. On June 30, 2010 we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA Test product that addressed the heterophilic interference observed in the suspended PLAC TIA Test product. We received notice of the FDA clearance of the new 510(k) on January 6, 2011 and expect to reintroduce the product in the second quarter of 2011. Our failure to reintroduce the PLAC TIA Test product on a timely basis (or at all) would have an adverse effect on our financial condition and our ability to maintain or expand our business.

We are an early stage company and have engaged in only limited sales and marketing activities for our first product, the PLAC Test, which aids in assessing risk for both heart attack and ischemic stroke associated with atherosclerosis.

Our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for the Company. As is the case with all novel biomarkers, we must establish a market for our PLAC Test and build that market through physician education and awareness programs. Publication in peer review journals of results from outcome studies using our products will be an important consideration in the adoption by physicians and in the coverage by insurers of our products. For example, we are currently in the process of having banked samples from two prospective statin outcome studies tested and analyzed, with the aim of generating publications in peer review journals that provide further support for the adoption of the PLAC Test by physicians and the coverage of the product by third party payors. If the results of these studies are not positive, or if physicians or third party payors disagree with our interpretation of the data, this effort may not be successful. Our ability to commercialize successfully the PLAC Test and other diagnostic products will depend on factors, including:

•	whether healthcare providers believe our PLAC Test and any other diagnostic tests that we successfully develop provide sufficient incremental clinical utility;

•	whether we are able to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in prospective clinical studies; and

•

whether health insurers, government health programs and other third-party payors will cover and pay for our diagnostic tests and the amounts they will reimburse. We cannot assure that third-party payors will reimburse any of our products or that the level of reimbursement will be sufficient to realize a profit. The health care reimbursement system is in a constant state of change, including changes due to the enactment in 2010 of federal healthcare reform, and any change may adversely impact our business.

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

Even when a product reaches the market, the subsequent discovery of previously unknown problems, such as material deficiencies or defects in design, labeling, or manufacture, or a potential unacceptable risk to health, with a product may result in restrictions on the product, including recall or withdrawal of the product from the market, and/or a requirement to submit a new 510(k) submission or PMA for the product in order to support continued marketing. For example, we suspended commercialization of the PLAC TIA product due to heterophilic interference observed in a small number of samples tested and sought a new 510(k) for the product. We may be forced to take similar actions in the future in response to previously unknown problems with our marketed products.

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

Many national, regional, and local laws and regulations, including the recently-enacted healthcare reform legislation, have not been fully implemented by the regulatory authorities or adjudicated by the courts, and their provisions are open to a variety of interpretations. In the ordinary course of business, we must frequently make judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to various sanctions, including substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. Such sanctions could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business. In addition, in January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program, The FDA issued its recommendations and proposed action items in response to concerns from both within and outside of the FDA about the 510(k) program. Although the FDA has not detailed the specific modifications or clarifications that the Agency intends to make to its guidances, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process, the FDA’s announced action items signal that additional regulatory requirements are likely. In particular, the FDA intends to issue a variety of draft guidances and regulations over the coming months which would, among other things, clarify when changes to a cleared medical device warrant a new 510(k) and which modifications would be eligible for a Special 510(k), establish a Unique Device Identification System, and clarify FDA’s use and application of several key terms in the 510(k) review process. These reforms, when implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the cost of compliance, or restrict our ability to maintain our current 510(k) clearances.

We rely on sole source third parties to manufacture and supply certain raw materials, our main reagent and our PLAC Tests. If these manufacturers are unable to supply these raw materials, reagents and products in a timely manner, or at all, we may be unable to meet customer demand, which would have a material adverse effect on our business.

We currently depend on sole source, third party manufacturers, Denka Seiken, BioCheck, Inc., and Diazyme Laboratories, to manufacture and supply certain raw materials, our main reagent, and the different formats of our PLAC Test. We cannot assure you that these manufacturers will be able to provide these raw materials, reagents and products in quantities that are sufficient to meet demand or at all, in a timely manner, which could result in decreased revenues and loss of market share. There may be delays in the manufacturing process over which we have no control, including shortages of raw materials, labor disputes, backlog and failure to meet FDA standards. We are aware that certain of our sole source manufacturers rely on sole source suppliers with respect to materials used in our products. We rely on our third-party manufacturers to maintain their manufacturing facilities in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business. Increases in the prices we pay our manufacturers, interruptions in our supply of raw materials, reagents or products, or lapses in quality, such as failure to meet our specifications or QSR and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace an existing manufacturer may be difficult, because the number of potential manufacturers is limited. If we do undertake to negotiate terms of supply with another manufacturer or other manufacturers, our relationships with our existing manufacturers could be harmed. Any interruption in the supply of raw materials, reagents or product, or the inability to obtain these raw materials, reagents or product from alternate sources in a timely manner, could impair our ability to supply the PLAC Test and to meet the demands of our customers, which would have a material adverse effect on our business.

Our business is characterized by a high degree of customer concentration. Our four largest distributor and large laboratory customers accounted for 77% of our accounts receivable and 66% of our revenue as of and for the year ended December 31, 2010, respectively. The loss of one or more of these customers or a decline in revenue from one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Sales to a limited number of distributor and large laboratory customers account for a significant portion of our revenue and accounts receivable. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products (such as the suspension of our PLAC TIA Test), and changes in individual customers’ purchases of our products for profitability, inventory management or other reasons. The concentration of revenue from our top four customers for the year ended December 31, 2010 was 66% and was 65% for the year ended December 31, 2009. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether and when we are able to commercialize the PLAC TIA product. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large laboratory companies and distributors, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business. The concentration of accounts receivable from our top four customers for the year ended December 31, 2010 was 77% and was 64% for the year ended December 31, 2009.

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

Healthcare reform and restrictions on reimbursement may adversely affect our profitability.

In the United States, healthcare providers that purchase our products and other diagnostic products generally rely on third-party payors to reimburse all or part of the cost of the procedure. We face efforts by non-governmental third-party payors, including health plans, to reduce utilization of diagnostic testing services and reimbursement for diagnostic services. For instance, third-party payors often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. As a result, a reduction in Medicare reimbursement rates could result in a reduction in the reimbursements we receive from such third-party payors. Changes in test coverage policies of and reimbursement from other third-party payors may also occur independently from changes in Medicare. Third-party payors may refuse to reimburse for procedures and devices deemed to be experimental and investigational. Such reimbursement and coverage changes in the past have resulted in reduced prices, added costs and reduced accession volume and have added more complex and new regulatory and administrative requirements.

In the United States, the American Medical Association assigns specific Current Procedural Terminology, or CPT, codes, which are necessary for reimbursement of diagnostic tests. Once the CPT code is established, the Centers for Medicare and Medicaid Services establish reimbursement payment levels and coverage rules under Medicaid and Medicare, and private payors establish rates and coverage rules independently. Although the tests performed by our assays have previously assigned CPT Codes, we cannot guarantee that our future assays will be covered by such CPT codes and will, therefore, be approved for reimbursement by Medicare and Medicaid as well as most third-party payors. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products.

If third-party payors do not reimburse our customers for the use of our clinical diagnostic products or if they reduce reimbursement levels, our ability to sell our products will be harmed.

We sell our products primarily through distributors and to large laboratory customers, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Increasingly, Medicare, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. Most of these third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication.

If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline. Lower-than-expected, or decreases in, reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the willingness of physicians and other practitioners to purchase our products at prices we target, or at all. If we are unable to sell our products at target prices, our gross margins will suffer and our business could be materially adversely affected.

Our future success depends on our ability to retain our Chief Executive Officer and other key employees and to attract, retain and motivate qualified personnel.

We depend on the efforts and abilities of Patrick Plewman, our Chief Executive Officer, along with other senior management, our research and development staff and a number of other key management, sales, support, technical and administrative services personnel. Competition for experienced, high-quality personnel exists, and we cannot assure that we can continue to recruit and retain such personnel. Our failure to hire and retain such personnel would impair our ability to develop new products and manage our business effectively.

We are an early stage company with a history of losses, we expect to incur losses for at least the next few years, and we may never achieve profitability.

We have incurred substantial net losses since our inception. Our accumulated deficit was approximately $187.5 million at December 31, 2010. For the years ended December 31, 2010 and 2009, we incurred a net loss of $8.4 million and $5.3 million, respectively. We expect to continue to incur substantial net losses for at least the next few years. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

We will need to raise additional capital to support our operations and to continue as a going concern.

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

Additionally, we have filed or have license rights to a number of patent applications that are in an early stage of prosecution, and we cannot make any assurances that any of the pending patent applications will result in patents being issued. In addition, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

We have liabilities for real estate leases in excess of what is necessary for our current business. We will incur these additional expenses until our lease of a smaller facility expires or until we are able to sublease our larger leased facility.

We have a significant real estate lease for a facility of approximately 65,000 square feet with current monthly minimum required expenses of approximately $200,000. The term of the lease continues until December 31, 2016. Our lease of a smaller facility continues until January 1, 2012, with current monthly minimum required expenses of approximately $90,000. We receive some reimbursement under a sublease of a portion of this property, which offsets a portion of our total monthly expenses under the lease. Until such time that (i) our lease expires and we choose to move our operations to the larger facility or (ii) we are able to sublease our larger leased facility, we will incur liabilities for real estate leases significantly in excess of what is necessary for our current business. We may never be able to sublease the larger facility. Also, the landlord of the larger leased facility has previously filed lawsuits to enforce actions that the landlord believes are protective of its leasehold interests. The landlord of the larger leased facility has asserted claims in writing against us that, among other things, we failed to provide it with required notice of the Reverse Merger, and has requested that we establish an escrow to fund remaining sums due under the lease. We believe that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease.

We license key intellectual property from GlaxoSmithKline and ICOS, and our contractual relationships have certain limitations.

We have an exclusive license from GlaxoSmithKline and a co-exclusive license from ICOS to practice and commercialize technology covered by several issued and pending United States patents and their foreign counterparts. The majority of patents that relate to products currently sold by us will begin to expire in mid-2014.

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

Our long-term ability to generate product-related revenue will depend in part on our ability to develop additional formats or versions of the PLAC Test and other new diagnostic products. If internal efforts do not generate sufficient product candidates, we will need to identify third parties that wish to collaborate with us to develop new products and applications. Our ability to pursue successfully third-party relationships will depend in part on our ability to negotiate acceptable license and related agreements. Even if we are successful in establishing collaborative arrangements, they may never result in the successful development or commercialization of any product candidate or the generation of any sales or royalty revenues. In addition, rapid technological developments and innovations characterize the markets for our products and services. Our success will depend in large part on our ability to correctly identify emerging trends, enhance capabilities, and develop and manufacture new products quickly, in a cost-effective manner, and at competitive prices. The development of new and enhanced products is a complex and costly process. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce such new products and enhancements. Our choices for developing products may prove incorrect if customers do not adopt the products we develop or if the products ultimately prove to be medically or commercially unviable. The discovery of performance problems may adversely affect development schedules. If we fail to timely develop and introduce competitive new products or additional formats of our existing products, our business, may be materially adversely affected.

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

As a company with public reporting responsibilities, we have incurred and will continue to incur significant legal, accounting, and other expenses that Old diaDexus did not incur as a private company. Complying with rules, regulations and requirements applicable to public companies will require substantial effort and will increase our costs and expenses. Among other things, we are required to:

•	institute a more formalized function of internal control over financial reporting;

•	prepare and file and distribute periodic and current reports under the Exchange Act for a larger operating business and comply with other Exchange Act requirements applicable to public companies;

•	formalize old and establish new internal policies, such as those relating to insider trading and disclosure controls and procedures;

•	involve and retain to a greater degree outside counsel and accountants in the above activities; and

•	establish and maintain an investor relations function, including the provision of certain information on our website.

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

As a result of our failure to make timely filings of financial statements, we were delisted from the NASDAQ Stock Market in 2004. Currently, our common stock is quoted on the OTC Bulletin Board under the symbol DDXS.OB. We have not yet applied for our common stock to be listed on a national exchange, and we do not currently meet all of the requirements for listing or relisting on the NASDAQ Stock Market. We do not know when, if ever, our common stock will be listed on a national stock exchange. In addition, we cannot be certain that the NASDAQ Stock Market will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet the initial listing criteria for the NASDAQ Stock Market or another national exchange, including a minimum per share price.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company maintains its principal administrative office, laboratory and production operations in a 53,980 square foot leased facility located at 343 Oyster Point Boulevard under a lease agreement that expires January 1, 2012.

The Company is also party to a long-term, non-cancelable operating lease agreement entered into by Pre-Merger Vaxgen, of approximately 65,000 square feet of laboratory and office space located at 349 Oyster Point Boulevard, South San Francisco, CA 94080. This lease expires in December 2016. We intend to move into this facility upon expiration of the lease at our current Headquarters and will seek to sublease a portion of that facility.

Item 3.	Legal Proceedings

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stock Holder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol “DDXS”. The following table sets forth the high and low bid prices of our common stock for the periods indicated. The prices represent quotations by dealers without adjustments for retail markups or commission and may not represent material transactions.

	Common Stock
	2010		2009
	High	Low	High	Low
First Quarter	$0.52	$0.30	$0.49	$0.33
Second Quarter	0.46	0.30	0.55	0.40
Third Quarter	0.33	0.22	1.00	0.44
Fourth Quarter	0.36	0.22	0.74	0.44

On March 16, 2011, the last reported sales price of our common stock on the OTCBB was $0.38 per share.

Stockholder Return Comparison

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2005 for (i) our common stock, (ii) the Nasdaq composite Market Index (the “NASDAQ Index”) and (iii) The NASDAQ Pharmaceutical Index (the “NASDAQ-Pharmaceutical”). The NASDAQ Index tracks the aggregate price performance of equity securities traded on the NASDAQ. The NASDAQ-Pharmaceutical tracks the aggregate price performance of equity securities of companies classified as either biotechnology or pharmaceutical companies traded on The NASDAQ Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

Comparison of 5 Year Cumulative Total Return*

Among diadexus, Inc., The NASDAQ Biotechnology Index

And The NASDAQ Composite Index

*	This section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Holders

There were approximately 370 holders of record of our common stock as of March 16, 2011.

Repurchases and Dividends

We did not repurchase any shares of our equity securities during the year ended December 31, 2010. We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 11 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share data)
Statements of Operations Data:
Revenues	$11,750	$11,932	$9,632	$8,587	$3,922
Operating costs and expenses:
Product costs	4,652	3,452	2,377	851	547
Sales and marketing	5,138	6,650	8,400	13,654	8,690
Research and development	4,935	3,705	4,599	6,242	5,532
General and administrative	5,629	2,808	3,226	3,001	2,923

Total operating costs and expenses	20,354	16,615	18,602	23,748	17,692

Loss from operations	(8,604)	(4,683)	(8,970)	(15,161)	(13,770)
Interest income	40	89	359	942	504
Interest expense	(149)	(998)	(984)	(497)	(61)
Other income (expense), net	42	305	42	(29)	20

Loss before income tax	(8,671)	(5,287)	(9,553)	(14,745)	(13,307)
Income tax benefit (provision)	226	5	(4)	(7)	(3)

Net loss	$(8,445)	$(5,282)	$(9,557)	$(14,752)	$(13,310)

Basic and diluted net loss per common share	$(0.25)	$(0.28)	$ *	$ *	$ *

Shares used in computing basic and diluted net loss per common share	33,594,033	19,059,144	*	*	*

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short term investments	$20,394	$4,801	$14,585	$16,412	$21,638
Working capital	20,425	1,367	10,083	13,979	20,461
Total assets	26,079	9,468	19,947	22,843	27,954
Long-term obligations	5,088	1,279	5,568	9,847	2,505
Preferred convertible stock	—	168,242	168,257	159,245	159,247
Accumulated deficit	(187,460)	(179,015)	(173,733)	(164,176)	(149,424)
Total shareholders’ equity (deficit)	17,845	(166,258)	(161,126)	(151,720)	(137,168)

*	Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to shareholders by the weighted-average number of shares of the Company’s common stock that the Old diaDexus Series F preferred shareholders received from the Reverse Merger with VaxGen, Inc. See Note 1. No holders of common shares or other series of preferred shares of Old diaDexus received any shares of the Company’s common stock on account of such shares, and such shares are, therefore, not included in the calculation. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, warrants and convertible preferred stock. Basic and diluted net loss per share of common stock was the same for 2010 and 2009, as the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and dilutive net loss are the same for 2010 and 2009.

No net loss per share is included for 2008, 2007 and 2006 as the Series F preferred shares were not issued by Old diaDexus until December 2008. Since they were not outstanding for those periods for which the losses were incurred, the losses are not representative of the Series F preferred shareholders position.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

As described above, on July 28, 2010, we closed the Reverse Merger. As of July 28, 2010, after giving effect to the Reverse Merger and the issuance of VaxGen, Inc. common stock to certain employees of Old diaDexus, we had 53,067,057 shares of common stock issued and outstanding, with the former holders of Old diaDexus Series F Preferred Stock and the former employees of Old diaDexus collectively owning approximately 38%, and the Pre-Merger VaxGen stockholders owning approximately 62%, of the outstanding common stock of the Company.

The Reverse Merger has been accounted for as a reverse acquisition. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the Company, with the results of VaxGen, Inc. being included from July 28, 2010. Immediately following the closing of the Reverse Merger, Old diaDexus designees to the Company’s Board of Directors represented a majority of the Company’s directors, Old diaDexus’ senior management represented the entire senior management of the Company and the operations formerly conducted by Old diaDexus were the sole revenue producing operations as well as the only continuing development effort of the Company. For periods prior to the closing of the Reverse Merger, therefore, our discussion below relates to the historical business and operations of Old diaDexus. Certain portions of this Annual Report on Form 10-K may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to our business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for the year ended December 31, 2010 or future periods.

On November 1, 2010, VaxGen, Inc. merged Merger Sub II with and into VaxGen, Inc., with VaxGen, Inc. being the surviving entity in the merger, and VaxGen, Inc. changed its name to diaDexus, Inc. pursuant to a merger effected under Section 253 of the Delaware General Corporation Law.

Overview

We are a life sciences company focused on the development and commercialization of patent-protected in vitro diagnostic products addressing unmet needs in cardiovascular disease. We are the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted the company an exclusive license to certain diagnostic intellectual property, including Lp-PLA2, an inflammatory marker of cardiovascular risk.

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

On May 10, 2010, we removed our PLAC TIA test from the market in order to address heterophilic interference observed in the PLAC TIA product. On June 30, 2010 we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA product that addresses the heterophilic interference observed in the suspended PLAC TIA product. On January 6, 2011 the FDA informed the Company that it was cleared for marketing the automated version of its proprietary PLAC Test.

We have incurred substantial losses since our inception, and we expect to continue to incur substantial net losses for at least the next few years. To date, we have funded our operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of our products. As a result of the Reverse Merger, Old diaDexus obtained $23.4 million in cash and cash equivalents that were held by Pre-Merger VaxGen, but Old diaDexus also became part of a combined entity that is subject to significant liabilities under certain real estate leases and expenses relating to obligations as a public company. These additional expenses are reflected in our results of operations for 2010 only from July 28, 2010, the closing date of the Reverse Merger.

Currently, we do not have a sufficient current level of revenues to meet the minimum operational expenses necessary to develop and commercialize our products and the minimum fixed expenses needed to meet our commitments under our real estate leases and public company reporting obligations. In the short term, we expect to rely on our cash assets to meet our capital requirements. In the longer term, we will need to maintain and increase our product revenue and raise additional equity or debt financing in order to fund our operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. However, we cannot assure you that we will be able to raise any such required financing.

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

We consider the following accounting policies related to revenue recognition, accruals, stock-based compensation and income tax expenses to be the most critical accounting policies, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenues

Revenues are generated from product sales, license fees, royalties earned and contract arrangements, and recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and title has transferred, transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

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

Our revenues are derived to a large extent from sales to a limited number of distributors and large laboratory customers which account for a significant portion of our revenue. The concentration of our key customers may vary from period to period for a variety of reasons, including competition, developments related to our products (such as the suspension of our PLAC TIA Test), and changes in individual customers’ purchases of our products for reasons including profitability and inventory management. The concentration of revenue from our top four customers was 66% for the year ended December 31, 2010 and 65% for the year ended December 31, 2009.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Years Ended December 31,
	2010	2009
United States	$11,514	$11,616
Europe	212	272
Rest of the world	24	44

	$11,750	$11,932

Over 97% of our revenues in each of the years ended December 31, 2010 and December 31, 2009, respectively were from the US geographic area.

Accruals

In connection with the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition provisions of Accounting Standard Codification (“ASC”) 718, Share-Based Payment, which was adopted using the modified-prospective transition method effective January 1, 2006. The fair value of stock options and warrants are calculated using the Black-Scholes pricing method on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Stock-based compensation to outside consultants is recorded at fair market value in general and administrative expense. See Note 11 to the consolidated financial statements for more information regarding stock-based compensation.

Income Tax

Effective January 1, 2009, we adopted the provisions of Financial Accounting Standards Board ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The interpretation applies to all tax positions accounted for and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, de-recognition and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. See Note 14 to the consolidated financial statements for more information regarding our income tax policies.

Pursuant to the Reverse Merger, which was completed on July 28, 2010, Pre-Merger VaxGen filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, deductibility of certain expenses, expenses included in our research and development tax credit computations, as well as other matters. Although the outcome of tax audit is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. We regularly assess the tax positions for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. We believe that the ultimate outcome of these matters will not have a material impact on our financial position, financial operations or liquidity.

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of December 31, 2010, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We have generated net losses since inception and accordingly did not record a provision for income taxes. The deferred tax assets were primarily comprised of federal and state tax net operating loss (“NOL”), carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Results of Operations

Results of Operations for the Years Ended December 31, 2010 and 2009

Revenues

	Years Ended December 31,		% Increase (Decrease)
	2010	2009	2009 to 2010
	(in thousands)
Revenues:
License revenue	$305	$429	(29)%
Royalty revenue	3,632	4,208	(14)%
Product sales	7,132	5,826	22%
Product sales to related party	681	1,469	(54)%

Total net revenues	$11,750	$11,932	(2)%

Revenues are generated from licensing fees, royalties earned, product sales and contract arrangements. We classify our sales to GlaxoSmithKline as sales to related party. Management does not consider the classification of revenue among royalties, product sales, or license fees to be particularly relevant in evaluating its operating performance. Total net revenues decreased $182,000 to $11.8 million for the year ended December 31, 2010 compared to $11.9 million for the period ended December 31, 2009.

The decrease of $182,000, or 2%, in 2010, compared to 2009, primarily reflects the result of the suspension of our PLAC TIA product in May 2010 and the loss of some smaller customers, offset by the transfer of our major distributor customers to and an increased demand for our PLAC ELISA product.

In May 2010, we removed our PLAC TIA test from the market in order to address the heterophilic interference observed in the PLAC TIA product. On June 30, 2010, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA product. On January 6, 2011, the FDA informed us that we were cleared for marketing the automated version of our proprietary PLAC Test. This PLAC Test product format, based on turbidimetric immunoassay (TIA) technology, is designed to run on most clinical chemistry analyzers, significantly expanding the number of clinical labs and physician offices that are able to offer the PLAC Test.

Our top four distributor and large laboratory customers for the year ended December 31, 2010 accounted for 66% of our revenue compared to 65% for the year ended December 31, 2009. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue may fluctuate materially.

Product Costs

	Years Ended December 31,		% Increase (Decrease)
	2010	2009	2009 to 2010
	(in thousands)
Product costs	$4,652	$3,452	35%

Product costs include our expenditures for manufacturing support, product supplies, personnel salaries and overhead allocations. Product costs increased $1.2 million to $4.7 million for the year ended December 31, 2010 compared to $3.5 million for the year ended December 31, 2009.

The increase of $1.2 million, or 35%, in 2010 compared to 2009, primarily reflects inventory write-off of approximately $232,000 due to suspension of PLAC TIA, and an increase in materials costs and customer support costs related to the substitution of the ELISA product for the TIA product of approximately $670,000, as well as an increase in staffing and consulting costs of approximately $270,000 related to the expansion of our quality and manufacturing groups.

Sales and Marketing Expenses

	Years Ended December 31,		% Increase (Decrease)
	2010	2009	2009 to 2010
	(in thousands)
Sales and marketing	$5,138	$6,650	(23)%

Sales and marketing expenses include our expenditures for sales support, consultant fees, marketing programs and personnel salaries. Sales and marketing expenses decreased $1.5 million to $5.1 million for the year ended December 31, 2010 compared to $6.7 million for the year ended December 31, 2009.

This decrease of $1.5 million, or 23%, in 2010 compared to 2009, primarily reflects reductions in staffing and consulting expenses of approximately $737,000, in marketing program expenses of approximately $380,000, and in related travel expenses of approximately $232,000, primarily as a result of the suspension of our PLAC TIA product in May 2010.

Research and Development Expenses

	Years Ended December 31,		% Increase (Decrease)
	2010	2009	2009 to 2010
	(in thousands)
Research and development	$4,935	$3,705	33%

Research and development expenses include costs related to product development, regulatory support of our technology and other support costs, including salaries and consultant fees. Research and development expenses increased $1.2 million, to $4.9 million for the year ended December 31, 2010 compared to $3.7 million for the year ended December 31, 2009.

The increase of $1.2 million, or 33%, in 2010 compared to 2009, primarily reflects increased samples and supplies expenses of approximately $749,000, due to research and development work required to identify and correct the heterophilic interference problem with the PLAC TIA test and additional staffing and consulting costs of approximately $481,000 related to regulatory and quality control efforts required to support the submission of a new premarket notification for the enhanced PLAC TIA test.

We expect to identify and hire additional personnel to staff our planned development activities, and we expect research and development expenses to increase as we seek to maintain and expand our position in the market for diagnostics in cardiovascular disease.

General and administrative expenses

	Years Ended December 31,		% Increase (Decrease)
	2010	2009	2009 to 2010
	(in thousands)
General and administrative	$5,629	$2,808	100%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses were most affected by the requirements of public company reporting and related transaction costs associated with the Reverse Merger which closed on July 28, 2010. General and administrative expenses increased $2.8 million to $5.6 million for the year ended December 31, 2010 compared to $2.8 million for the year ended December 31, 2009.

This increase of $2.8 million, or 100%, in 2010 compared to 2009, primarily reflects costs of a building lease entered into by Pre-Merger VaxGen of approximately $1.1 million, increased accounting, legal and other professional services costs of approximately $758,000, and additional personnel costs related to the Company’s statutory filings requirements and public company obligations, of approximately $717,000.

Given our post-Reverse Merger public reporting obligations and higher costs relating to a building lease entered into by Pre-Merger VaxGen, we expect general and administrative expenses to be significantly higher in 2011 relative to pre-Reverse Merger 2010.

Interest Income, Interest Expense and Other Income (expense), net

	Years Ended December 31,		% Increase (Decrease)
	2010	2009	2009 to 2010
	(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$40	$89	(55)%
Interest expense	(149)	(998)	(85)%
Other income (expense), net	42	305	(86)%

Total net interest and other income (expense)	$(67)	$(604)	(89)%

Interest income is derived from cash balances and short term investments. Interest expense is based on outstanding debt obligations. Total net interest and other income (expense) decreased $537,000 to $67,000 for the year ended December 31, 2010 compared to $604,000 for the year ended December 31, 2009.

The decrease in total net interest and other income (expense) of $537,000, or 89%, in 2010 compared to 2009, was primarily due to a decrease in interest expense for an outstanding debt facility repaid in May 2010 and a decrease of warrant liability valuation in other income (expense). Impairment of assets held for sale of $2,000 was recorded in 2010.

Income Taxes

	Years Ended December 31,		% Increase (Decrease)
	2010	2009	2009 to 2010
	(in thousands)
Income tax benefit	$226	$5	4,420%

We generated net loss for the year ended 2010 and had no federal income tax provision. Our effective tax rate was 2.6% for income tax for the year ended December 31, 2010. The $226,000 income tax benefit in 2010 was due to the release of a reserve for an uncertain tax position. The $5,000 income tax benefit in 2009 was due to a federal income tax refund.

In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. At December 31, 2010, we had unrecognized tax benefits totaling $1.7 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of product to fund our operations.

As of December 31, 2010 we had cash, cash equivalents and short term investments of $20.4 million, compared to $4.8 million at December 31, 2009. The increase in cash, cash equivalents and short term investments of $15.6 million in 2010 compared to 2009 is primarily due to the addition of cash and cash equivalents held by Pre-Merger VaxGen, net of financing costs, following the closing of the Reverse Merger on July 28, 2010, partially offset by the repayment of debt and by cash used in operations for the year.

Net cash used in operating activities was $7.5 million in 2010 compared to $5.6 million in 2009. The increase of $1.9 million in 2010 compared to 2009 includes five months of operating expenses related to the increased requirements of public company reporting and costs associated with a legacy building lease acquired in the Reverse Merger.

Net cash provided by investing activities was $25.5 million in 2010 compared to net cash provided by investing activities of $0.6 million in 2009. The increase of $24.9 million in 2010 is primarily due to the addition of cash and cash equivalents held by Pre-Merger VaxGen, net of financing expenses, of $23.4 million following the closing of the Reverse Merger on July 28, 2010, and investment maturities of $2.3 million offset by purchases of capital equipment of $0.1 million.

Net cash used in financing activities was $185,000 in 2010 compared to net cash used of $4.0 million in 2009. Net cash used in financing activities in the year ended December 31, 2010 reflects financing proceeds from Old diaDexus stockholders and Pre-Merger VaxGen of $5.5 million, offset by repayment of a term loan from a banking syndicate of $5.1 million and payment of expenses related to the Reverse Merger of $586,000. Net cash used in financing activities in the year ended December 31, 2009 was $4.0 million and primarily reflects principal repayment of a term loan from a banking syndicate.

As of December 31, 2010, we had an accumulated deficit of $187.5 million, working capital of $20.4 million and shareholders’ equity of $17.8 million. We believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needed for operating activities and commitments through at least December 31, 2011, based on our current operating plan.

Our future capital requirements will depend primarily upon our ability to maintain and grow our current product revenues, to develop and commercialize new products, to manage our obligations under real estate leases and to improve our reimbursement prospects from third-party payors, including:

•	The rate of product adoption by doctors and laboratories; and

•	The third-party payor community’s acceptance of and reimbursement for the PLAC Test.

We expect to require additional financing and will seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2010 are disclosed in the following table.

	Payment due by period (in thousands)
	Total	2011	2012	2013	2014	2015	2016+
Unconditional purchase obligations	$146	$146	—	—	—	—	—
Operating lease obligations	15,769	2,854	2,433	2,505	2,581	2,658	2,738

Total contractual commitments	$15,915	$3,000	$2,433	$2,505	$2,581	$2,658	$2,738

As part of the Reverse Merger completed on July 28, 2010, we recorded a lease obligation associated with the Pre-Merger VaxGen facility which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2009-13 Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements as an update to ASC Topic 820, Fair Value Measurements and Disclosures. This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17 Milestone Method of Revenue Recognition (“ASU 2010-17”) to (1) limit the scope of ASU 2010-17 to research or development arrangements and (2) require that guidance in ASU 2010-17 be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). The amendments in this standard provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The standard is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted, and applies to milestones achieved on or after that time. The Company is currently evaluating the impact of the implementation of this guidance on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables (“ASU 2010-20”). ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. ASU 2010-20 is effective for us in our first quarter of fiscal 2011 and should be applied prospectively. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices intended to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

As of December 31, 2010, we had cash, cash equivalents, and short-term investments of $20.4 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will however, reduce our interest income from short-term investments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

diaDexus, Inc.

We have audited the accompanying consolidated balance sheets of diaDexus, Inc., as of December 31, 2010 and 2009, and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of diaDexus, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period then ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers, LLP

San Jose, California

March 22, 2011

DIADEXUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$20,394	$2,539
Short-term investment securities	—	2,262
Accounts receivable, net of allowance for doubtful accounts of $0 and rebate reserve of $0, respectively, and $0 and $46 at December 31, 2010 and December 31, 2009, respectively	1,543	1,637
Receivable from related party	175	295
Inventories	105	221
Assets held for sale	308	—
Prepaid expenses and other current assets	1,046	618

Total current assets	23,571	7,572
Restricted cash	1,800	400
Property and equipment, net	580	1,366
Other long-term assets	128	130

Total assets	$26,079	$9,468

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$445	$273
Notes payable	—	3,498
Deferred revenues, current portion	305	318
Deferred rent, current portion	103	194
Unfavorable lease obligations	363	—
Accrued and other current liabilities	1,930	1,922

Total current liabilities	3,146	6,205
Long-term deferred rent	52	103
Non-current portion of unfavorable lease obligation	3,555	—
Non-current portion of deferred revenue	835	1,140
Warrant liability	—	36
Other long term liabilities	646	—

Total liabilities	8,234	7,484

Commitments and contingencies (Note 13)

Convertible preferred stock, $0.01 par value; 82,326,283 shares authorized; 0 and 80,277,609 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	—	168,242

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 65,000,000 shares authorized; 53,067,057 and 1,814,494 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	531	18
Additional paid-in capital	204,774	12,739
Accumulated deficit	(187,460)	(179,015)

Total stockholders’ equity (deficit)	17,845	(166,258)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$26,079	$9,468

See accompanying notes to consolidated financial statements.

DIADEXUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Years ended December 31,
	2010	2009
Revenues:
License revenue	$305	$429
Royalty revenue	3,632	4,208
Product sales	7,132	5,826
Product sales to related party	681	1,469

Total revenues	11,750	11,932

Operating costs and expenses:
Product costs	4,652	3,452
Sales and marketing	5,138	6,650
Research and development	4,935	3,705
General and administrative	5,629	2,808

Total operating costs and expenses	20,354	16,615

Loss from operations	(8,604)	(4,683)

Interest income, interest expense and other income (expense), net:
Interest income	40	89
Interest expense	(149)	(998)
Other income (expense), net	42	305

Loss before income tax	(8,671)	(5,287)
Income tax benefit	226	5

Net loss	$(8,445)	$(5,282)

Basic and diluted net loss per share:	$(0.25)	$(0.28)

Weighted average shares used in computing basic and diluted net loss per share	33,594,033	19,059,144

See accompanying notes to consolidated financial statements.

DIADEXUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009
Operating activities:
Net loss	$(8,445)	$(5,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	—	(14)
Depreciation and amortization	891	918
Impairment of assets held for sale	2	—
Stock-based compensation	670	161
Provision for rebate reserve (reversal)	(46)	19
Amortization (accretion) on investments	12	(7)
Noncash other income related to warrants	(36)	(292)
Noncash interest expense	(97)	121
Noncash income tax benefit	(208)	—
Inventory written off	232	—
Changes in operating assets and liabilities:
Accounts receivable	140	180
Accounts receivable from related party	120	(255)
Inventory	(116)	(84)
Prepaid expenses and other current assets	(85)	115
Accounts payable	155	(229)
Accrued liabilities	(31)	(514)
Deferred rent	(142)	(141)
Unfavorable lease obligations	(188)	—
Deferred revenue	(318)	(316)

Net cash used in operating activities	$(7,490)	$(5,620)

Investing activities:
Purchases of property and equipment	(105)	(205)
Maturities of available-for-sale investments	2,250	10,750
Purchases of available-for-sale investments	—	(10,015)
Proceeds from sale of property and equipment	—	21
Cash acquired on acquisition	23,385	—

Net cash provided by investing activities	$25,530	$551

Financing activities:
Proceeds from issuance of common stock	—	4
Proceeds from issuance of convertible preferred stock, net	—	(15)
Proceeds from notes payable	5,500	—
Principal repayment of notes payable	(5,099)	(3,961)
Expenses relating to merger	(586)	—

Net cash used in financing activities	$(185)	$(3,972)

Net increase (decrease) in cash and cash equivalents	17,855	(9,041)
Cash and cash equivalents, beginning of period	2,539	11,580

Cash and cash equivalents, end of period	$20,394	$2,539

Supplemental disclosure:
Cash paid for interest	$553	$548

Non-cash investing and financing transactions
Fair value of assets acquired	$2,055	$—
Fair value of liabilities assumed	$5,303	$—
Forgiveness of notes payable	$4,000	$—
Accrued expenses relating to merger	$(9)	$—

See accompanying notes to consolidated financial statements.

DIADEXUS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’

EQUITY (DEFICIT)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2008	80,277,609	$168,257	1,760,092	$18	$12,574	$15	$(173,733)	$(161,126)
Exercise of common stock options	—	—	38,312	—	4	—	—	4
Exercise of common stock warrants	—	—	16,090	—	—	—	—	—
Stock-based compensation - employee under ASC 718	—	—	—	—	161	—	—	161
Issuance costs of Series F Convertible Preferred Stock	—	(15)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,282)	(5,282)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(15)	—	(15)

Comprehensive loss	—	—	—	—	—	—	—	(5,297)

Balance at December 31, 2009	80,277,609	168,242	1,814,494	18	12,739	—	(179,015)	(166,258)

Cancellation of Pre-Merger preferred and common stock	(80,277,609)	(168,242)	(1,814,494)	(18)	168,260	—	—	168,242
Reverse merger acquisition	—	—	—	—	23,700	—	—	23,700
Stock-based compensation - employee under ASC 718	—	—	—	—	400	—	—	400
Issuance of common stock in Reverse Merger	—	—	53,067,057	531	270	—		801
Costs related to issuance in reverse merger	—	—	—	—	(595)	—	—	(595)
Net loss and comprehensive loss	—	—	—	—	—	—	(8,445)	(8,445)

Balance at December 31, 2010	—	$—	53,067,057	$531	$204,774	$—	$(187,460)	$17,845

See accompanying notes to consolidated financial statements.

diaDexus, Inc.

Notes to Consolidated Financial Statements

1. Business Overview

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

On May 10, 2010, we removed our PLAC TIA test from the market in order to address heterophilic interference observed in the PLAC TIA product. On June 30, 2010, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FDCA”) to market an enhanced PLAC TIA product that addresses the heterophilic interference observed in the suspended PLAC TIA product. On January 6, 2011, the FDA informed the Company that it was cleared for marketing the automated version of its proprietary PLAC Test.

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

As of July 28, 2010, after giving effect to the Reverse Merger and the issuance of VaxGen, Inc. common stock to certain employees of Old diaDexus, the Company had 53,067,057 shares of common stock issued and outstanding, with the former holders of Old diaDexus Series F Preferred Stock and employees of Old diaDexus collectively owning approximately 38%, and the Pre-Merger VaxGen stockholders of Pre-Merger VaxGen (as defined below) owning approximately 62%, of the outstanding Company common stock.

The Reverse Merger has been accounted for as a reverse acquisition of net assets. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the Company, with the results of VaxGen, Inc. being included from July 28, 2010. Immediately following the closing of the Reverse Merger, Old diaDexus designees to the Company’s Board of Directors represented a majority of the Company’s directors, Old diaDexus’ senior management represented the entire senior management of the Company and the operations formerly conducted by Old diaDexus were the sole revenue producing operations as well as the only continuing development effort of the Company. For periods prior to the closing of the Reverse Merger, therefore, the

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

information in these notes to consolidated financial statements relates to the historical business and operations of Old diaDexus. Certain portions of this Annual Report on Form 10-K may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to the Company’s business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for the year ended December 31, 2010 or future periods.

Subsidiary Merger and Name Change

On November 1, 2010, VaxGen, Inc. merged Merger Sub II with and into VaxGen, Inc., with VaxGen, Inc. being the surviving entity in the merger, and VaxGen, Inc. changed its name to diaDexus, Inc. pursuant to a merger effected under Section 253 of the Delaware General Corporation Law.

References in these notes to consolidated financial statements to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Reverse Merger, and to Old diaDexus and its consolidated subsidiaries for periods prior to the closing of the Reverse Merger, unless the context requires otherwise. References to “Pre-Merger VaxGen” mean VaxGen, Inc., a Delaware corporation, prior to the closing of the Reverse Merger.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating results for the year ended December 31, 2010 are not necessarily indicative of the results that may be expected for any other future period. In particular, diaDexus became subject to significant expenses relating to property leases and obligations as a public company. These additional expenses are reflected in our results of operations for the year ended December 31, 2010 only from July 28, 2010, the closing date of the Reverse Merger.

All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Consolidation

For the years prior to 2010, the consolidated financial statements included the accounts of Old diaDexus, Inc. The Reverse Merger has been accounted for as a reverse acquisition. The financial statements of Old diaDexus are treated as the historical financial statements of the combined company, with the results of VaxGen, Inc. being included from the effective completion date of the Reverse Merger on July 28, 2010. The operations were treated as one operating segment and all inter-company balances and transactions were eliminated.

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

The Company considers accounting policies related to revenue recognition and research and development expenses to be the most critical accounting policies, because they require the Company to make estimates, assumptions and judgments about matters that are inherently uncertain.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market accounts and treasury securities.

Related Party

The Company discloses any transactions with GlaxoSmithKline under “related party.”

Restricted Cash

Restricted cash represents term deposits, which expire on January 1, 2012 and December 31, 2016, held at two financial institutions as collateral for the leases of the Company’s facilities in South San Francisco.

Available-for-Sale Investments

The Company classifies its investments as available-for-sale. Available-for-sale investments are recorded at fair value based on quoted market prices, with the unrealized gains or losses included in accumulated other comprehensive income (loss) within stockholders’ equity, except that any unrealized losses which are deemed to be other than temporary are reflected in the statement of operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest and other income. Realized gains or losses on sales of available-for-sale securities are reported in other income or expenses as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are recorded in interest and other income.

Inventory

Inventories are stated as the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method. Market value is determined as the lower of replacement cost or net realizable value.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Laboratory equipment, computers, software, and office furniture are depreciated over three years. Leasehold improvements are recorded at cost and amortized over the term of the lease or their useful life, whichever is shorter. Maintenance and repairs are expensed as incurred.

Segments

The Company has one reportable segment and uses one measurement of profitability to manage its business. All long-lived assets are maintained in the United States of America.

Revenue Recognition

Revenues are generated from licensing fees, royalties earned, product sales and contract arrangements, and recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

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

Impairment of Long-Lived Assets

In accordance with Subtopic ASC 360-10, impairment of long-lived assets is measured or assessed when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Certain assets classified as held for sale and which were assumed as part of the Reverse Merger completed on July 28, 2010 were adjusted downward to $308,000, to reflect a $2,000 impairment write-down in 2010.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted ASC 805 using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payments made to employees and directors including employee stock option awards based on estimated fair value.

The net loss for the year ended December 31, 2010 includes employee stock-based compensation expense of $670,000, or $0.02 per share. The net loss for the year ended December 31, 2009 includes employee stock-based compensation expense of $161,000, or $0.01 per share. As of December 31, 2010, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $755,000, which is expected to be amortized over a weighted-average period of 2.52 years.

The assumptions used in computing the fair value of stock-based awards reflect the Company’s best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of the Company’s control. In addition, the Company’s estimate of future stock-based compensation expense will be affected by a number of items including the Company’s stock price, the number of stock options the Company’s board of directors may grant in future periods, as well as a number of complex and subjective valuation adjustments and the related tax effect. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the years ended December 31, 2010 and 2009 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

Fair Value Measurements

In accordance with ASC Subtopic 820-10 the carrying amounts of certain financial instruments of the Company, including cash equivalents, marketable securities and liabilities, continue to be valued at fair value. ASC Subtopic 820-10 defines fair value and provides guidance for using fair value to measure assets and liabilities and is applicable whenever assets or liabilities are required or permitted to be measured at fair value.

The fair value estimates presented reflect the information available to the Company as of December 31, 2010. See Note 3, “Fair Value Measurements.”

Deferred Rent

Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings the Company leases. The leases provide for fixed increases in minimum annual rental payments and the total amount of rental payments due over the lease terms are being charged to rent expense ratably over the life of the leases.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains on available-for-sale securities represent the component of comprehensive income (loss) excluded from the Company’s net loss.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

On January 1, 2009, the Company adopted ASC 740-10-25. For the years ended 2010 and 2009, the Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of adopting ASC 740-10-25. The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest expense as incurred.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2009-13 Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements as an update to ASC Topic 820, Fair Value Measurements and Disclosures. This update

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for the Company in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for the Company with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17 Milestone Method of Revenue Recognition (“ASU 2010-17”) to (1) limit the scope of ASU 2010-17 to research or development arrangements and (2) require that guidance in ASU 2010-17 be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). The amendments in this standard provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The standard is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted, and applies to milestones achieved on or after that time. The Company is currently evaluating the impact of the implementation of this guidance on the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables (“ASU 2010-20”). ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. ASU 2010-20 is effective for us in our first quarter of fiscal 2011 and should be applied prospectively. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

The following is a summary of cash, cash equivalents, and available-for-sale securities at December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$393	$—	$—	$393
Money market funds	20,001	—	—	20,001

Total cash and cash equivalents	$20,394	$—	$—	$20,394

	December 31, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$1,031	$—	$—	$1,031
Money market funds	1,007	—	—	1,007
US government agency obligations	501	—	—	501

Total cash and cash equivalents	$2,539	$—	$—	$2,539

Available-for-sale investments:
US government agency obligations	2,262	—	—	2,262

Total available-for-sale investments	$2,262	$—	$—	$2,262

Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements, for its financial assets and liabilities. In accordance with ASC 820, the Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The guidance establishes three levels of the fair value hierarchy as follows:

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

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements
	Balance at December 31, 2010	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$393	$393	$—	$—
Money market funds	20,001	20,001	—	—
Restricted cash	1,800	—	1,800	—

	$22,194	$20,394	$1,800	$—

		Fair Value Measurements
	Balance at December 31, 2009	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$1,031	$1,031	$—	$—
Money market funds	1,007	1,007	—	—
Restricted cash	400	—	400	—
U.S. government agencies	2,763	—	2,763	—

	$5,201	$2,038	$3,163	$—
Liabilities:
Preferred stock warrant liabilities	$36	$—	$—	$36

The change in fair value of the warrant liability is summarized below (in thousands):

	Twelve Months Ended
	December 31,	December 31,
	2010	2009
Fair value at January 1	$36	$328
Change in fair value recorded as other income (expense), net	(36)	(292)

Fair value at December 31	$—	$36

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

4. Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2010	2009
Finished goods	$68	$79
Work-in-process	37	142

	$105	$221

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

Total assets held for sale are as follows (in thousands):

		Fair Value Measurements Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Period from July 28,2010 through December 31, 2010 Total Gains (Losses)
Assets held for sale	$308	$—	$	—	$308	$(2)

The measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. From July 28, 2010 through December 31, 2010, the Company had recognized certain impairment charges for equipment of $2,000, included in the statement of operations in other income (expense), net. Management is in the process of making a determination regarding the final disposition of these assets.

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

Office and Laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

The following is a summary of property and equipment at cost less accumulated depreciation as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
Laboratory equipment	$4,560	$4,456
Leasehold improvements	7,686	7,686
Computer and software	1,843	1,843
Furniture and fixtures	804	804

	14,893	14,789
Less: Accumulated depreciation and amortization	(14,313)	(13,423)

	$580	$1,366

Depreciation and amortization expense for the year ended December 31, 2010 and 2009 was $0.9 million and $0.9 million, respectively.

7. Total Accrued and Other Current Liabilities

Other current liabilities include the following as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
Accrued payroll and related expenses	$1,139	$914
Accrued legal and patent expense	59	40
Accrued sales tax	26	71
Accrued royalty expense	153	135
Accrued interest payable	—	407
Deferred sublease payments	122	115
Collaborative research obligations	42	—
Other current liabilities	389	240

Total other current liabilities	$1,930	$1,922

8. Concentration of Credit Risk

Revenues from the following four distributor and large laboratory customers represented a significant portion of total revenue for the year ended December 31, 2010 and 2009 and accounts receivable as of December 31, 2010 and 2009.

	Revenue		Accounts Receivable
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Customer A	32%	13%	26%	6%
Customer B	20%	30%	27%	30%
Customer C	8%	2%	14%	7%
Customer D	6%	12%	10%	16%

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

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

On July 28, 2010, in connection with the completion of the Reverse Merger, Pre-Merger VaxGen forgave the full remaining approximately $4.0 million in aggregate principal amount outstanding under the Loan Agreement and the Company repaid in full the secured promissory notes issued in the Bridge Financing. One of the secured promissory notes issued in the Bridge Financing was held by a fund affiliated with Louis C. Bock, who was appointed to the Board of Directors of the Company in connection with the Reverse Merger. As of December 31, 2010, all loans under the Loan Agreement and the Bridge Financing had been paid in full.

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

The effect of the options and warrants was anti-dilutive for the year ended December 31, 2010 and 2009. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of
	December 31,
	2010	2009
Options to purchase common stock	6,949	1,783
Warrants to purchase common stock	1,418	2,098

Total	8,367	3,881

For the year ended December 31, 2010, comprehensive loss for the Company was the same as net loss and $5.3 million for the same period in 2009.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

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

Post-Reverse Merger

Following the closing of the Reverse Merger, the Company had the following stock option plans:

1996 Stock Option Plan

The 1996 Stock Option Plan (the “Plan”) initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant.

Following the Reverse Merger, the existing employees were granted new options under the Plan based on their pre-Reverse Merger option grant proportions and vested options under the cancelled Old diaDexus 2000 Plan and 2010 Plan.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

1998 Director Stock Option Plan

The 1998 Director Stock Option Plan (the “Director Plan”) for non-employee directors has 300,000 shares of common stock authorized for issuance and all grants under this plan were suspended in 2005.

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2010:

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Twelve months ended
	December 31,
	2010	2009
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.29%	1.74%
Expected volatility	81.87%	55.45%
Forfeiture rate	12.65%	13.2%
Expected term (years)	4.2	4.0

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have any trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the options vesting term, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the year ended December 31, 2010 and 2009 which was incurred as follows (in thousands):

	Twelve Months Ended December 31,
	2010	2009
Stock compensation expense:
Product costs	$19	$7
Research and development	140	42
Sales and marketing	145	27
General and administrative	366	85

Total stock compensation expense	$670	$161

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

Employee Stock-Based Compensation

The table below presents information related to stock option activity under the Plan, net of options previously exercised, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,219,143	$8.53
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited/expired	(436,232)	10.64

Outstanding at December 31, 2009	1,782,911	$8.02
Options granted	6,573,001	0.26
Options exercised	—	—
Options cancelled/forfeited/expired	(1,407,395)	7.20

Outstanding at December 31, 2010	6,948,517	$0.90	9.05	$186,260

Exercisable at December 31, 2010	1,871,347	$2.63	7.59	$42,735

Vested and expected to vest at December 31, 2010	6,154,237	$0.98	8.99	$163,836

The aggregate intrinsic value of stock options exercisable at December 31, 2010 was $43,000 and for in-the-money stock options outstanding was $186,000.

The following table summarizes information relating to stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 – $0.26	6,208,677	9.56	$0.26	1,424,507	$0.26
$0.30 – $7.74	513,000	6.22	2.58	220,000	5.58
$8.74 – 8.74	20,000	2.89	8.74	20,000	8.74
$9.43 – 9.43	45,000	0.24	9.43	45,000	9.43
$12.27 – 12.27	30,000	3.81	12.27	30,000	12.27
$14.30 – 14.30	20,000	2.09	14.30	20,000	14.30
$15.71 – 15.71	40,000	3.40	15.71	40,000	15.71
$19.44 – $19.44	43,000	0.24	19.44	43,000	19.44
$20.85 – 20.85	3,840	0.41	20.85	3,840	20.85
$21.25 – 21.25	25,000	0.24	21.25	25,000	21.25

$0.26 – $21.25	6,948,517	9.05	$0.90	1,871,347	$2.63

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

Stock based compensation expense recognized during the year ended December 31, 2010 and 2009 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2010, the total remaining unrecognized cost was approximately $0.8 million to be recognized over the next 2.52 years.

Unvested share activity for the year ended December 31, 2010, is summarized below:

	Unvested Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2009	172,190	$1.49
Granted	6,573,001	0.18
Vested	(1,513,551)	0.25
Forfeited	(154,470)	0.92

Unvested balance at December 31, 2010	5,077,170	0.18

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance at December 31, 2010 and 2009 as follows:

	As of December 31,
	2010	2009
Options to purchase common stock	6,948,517	1,782,911
Warrants to purchase common stock	1,417,984	2,097,541
Shares available for option grants	1,335,879	7,191,059

Total	9,702,380	11,071,511

In October 2004, Pre-Merger VaxGen granted stock options for 30,000 shares outside the approved plans to a new director with an exercise price of $12.27 per share. These options were granted without stockholder approval, but pursuant to NASDAQ Marketplace Rules then applicable to Pre-Merger VaxGen on terms that are substantially in accordance with Pre-Merger VaxGen’s standard stock option terms. As of December 31, 2010, none of these stock options have been exercised or repurchased.

12. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy. There were no warrants issued for the year ended December 31, 2010 and there were 1.4 million warrants outstanding to purchase the Company’s common shares, with a weighted average price of $9.38 and an aggregate price of $13.3 million.

The following table summarizes information about all callable warrants outstanding as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted
Range of Exercise Price	Number Outstanding	Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.24 - $9.24	1,399,984	0.11	$9.24	1,399,984	$9.24
$20.25 - $20.25	18,000	0.58	20.25	18,000	20.25

	1,417,984	0.12	9.38	1,417,984	9.38

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

13. Leases, Commitments and Contingencies

The Company leases certain office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2016.

As part of the Reverse Merger completed on July 28, 2010, the Company recorded the lease obligation associated with the Pre-Merger VaxGen facility which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation, included in the accompanying balance sheet. We amortize the unfavorable lease obligation using the effective interest rate method.

Rent expense for our office facilities was $2,503,000 and $1,578,000 for the years ended December 31, 2010 and December 31, 2009, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $155,000 and $297,000 at December 31, 2010 and December 31, 2009, respectively, is included in the accompanying balance sheet.

Rental income from the sublease for the years ended December 31, 2010 and 2009 was $1,429,000 and $1,382,000, respectively. This has been included as a reduction to operating expenses in the statement of operations.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2011	$2,854
2012	2,433
2013	2,505
2014	2,581
2015	2,658
Thereafter	2,738

Total minimum lease payments	$15,769

On November 2, 2010 the Company received a letter from the landlord of the leased facility, located at 349 Oyster Point Blvd., South San Francisco, California, which was assumed by the Company following the Reverse Merger completed on July 28, 2010. The letter asserts claims in writing against the Company that, among other things, the Company failed to provide it with required notice of the Reverse Merger, and has requested that the Company establish an escrow to fund remaining sums due under the lease. The Company believes that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease.

The Company is from time to time subject to various claims and legal actions during the ordinary course of business. The Company believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

14. Income Taxes

Provision for Income Tax

The Company files U.S. Federal and California state tax returns and the tax provision is composed as follows (in thousands):

	December 31,
	2010	2009
Current Tax Expense:
Federal	$(25)	$—
State	(201)	—

Total current tax expense	(226)	—

Deferred Tax Expense:
Federal	—	(2,128)
State	—	(856)

Total deferred tax expense	—	(2,984)
Valuation allowance	—	2,979

Net tax provision (benefit)	$(226)	$(5)

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	December 31,
	2010	2009
Statutory rate	34.0%	34%
State taxes	5.6	16.1
Permanent differences	(1.3)	(3.5)
Change in FIN 48 liability	2.3	—
Prior year refundable credit	0.3	—
Other	1.9	5.5
Change in valuation allowance	(40.2)	(52.1)

Effective tax rate	2.6%	0%

As of December 31, 2010, the Company had approximately $193.6 million of federal and $144.1 million of state net operating loss carryforwards available to offset future taxable income which begin to expire in 2019 for federal purposes and began expiring in 2009 for state purposes.

As of December 31, 2010, the Company had credit carryforwards of approximately $4.6 million and $7.3 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The federal R&D credit carryforwards expire starting 2016 and California credits can be carried forward indefinitely.

Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on net deferred tax assets.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accruals and reserves	$521	$932
Fixed assets	4,792	1,605
Deferred research expense	10,328	11,431
Stock options	3,684	8
Net operating loss carryforwards	74,244	41,018
Research tax credit carryforwards	9,584	4,884
Capital loss carryforwards	398	396
Other	21	5

Total deferred tax assets	103,572	60,279
Less: Valuation allowance	(103,572)	(60,279)

Net deferred tax assets	$—	$—

Under the provisions of Sections 382 and 383 of the Internal Revenue Code, a change of control, as defined, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes, that can be used to reduce future tax liabilities. As a result of the Reverse Merger, certain of the Company’s old diaDexus tax attributes are subject to an annual limitation of $240,000 for federal and state purposes.

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. As of the date of adoption, the Company recorded a $518,000 reduction to deferred tax assets, all of which was offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of retained earnings. The gross amount of unrecognized tax benefits as of December 31, 2009 was approximately $518,000. As a result of the merger with VaxGen, Inc. the unrecognized tax benefits increased to $1.7 million in 2010, which if realized, would not affect the effective tax rate, due to the valuation allowance. The Company expects a reduction of $398,000 in the next 12 months in its unrecognized tax position.

The following table reflects the changes in the gross unrecognized tax benefits for the year ended December 31 (in thousands):

	December 31, 2010	December 31, 2009
Balance at January 1	$518	$518
Increase for prior year Vaxgen positions	1,420	—
Decrease for prior year Vaxgen positions	(207)	—

Balance at December 31	$1,731	$518

The Company recognizes interest and/or penalties related to uncertain tax positions as a component of G&A expense, not as part of the tax provision. To the extent accrued interest and penalties do not ultimately become

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for ASC 740-10 as interest expense, as of December 31, 2010, is $398,461 which is consistent with the Company’s policy.

The Company is currently not subject to any income tax examinations. Due to the Company’s losses, generally all years remain open.

15. Reverse Merger

On July 28, 2010, VaxGen, Inc., closed the Reverse Merger with Old diaDexus pursuant to the terms and conditions of the Merger Agreement. Pursuant to the Merger Agreement, Old diaDexus became a wholly owned subsidiary of VaxGen Inc. through a merger of Merger Sub I with and into Old diaDexus, with Old diaDexus being the surviving company in the Merger I and, immediately following the effectiveness of Merger I, the merger of Old diaDexus with and into Merger Sub II, with Merger Sub II being the surviving entity in the merger.

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

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

Cash and cash equivalents, restricted cash and other assets: The tangible assets were valued at their respective carrying amounts, except for adjustments necessary to state such amounts at their estimated fair values at the effective date of the Merger.

Accounts payables and other liabilities: The payables primarily reflects accruals for an uncertain tax position from Pre-Merger VaxGen of approximately and an asset retirement obligation related to the leased office and laboratory space located at 349 Oyster Point Blvd., South San Francisco, California.

Unfavorable lease liability: diaDexus retains the accrued lease obligations under Pre-Merger VaxGen’s non-cancellable operating leases. We recorded an intangible liability for a leased facility with higher than market rate rent resulting in the Company recognizing $4.1 million in unfavorable lease obligations. The unfavorable lease liability is amortized on a straight line basis, as an offset to lease expense, over the term of the lease agreement. The amount of unfavorable lease amortization for the period ended December 31, 2010 was $188,000. The carrying amount, net of accumulated amortization, of the unfavorable lease liability, was $3.9 million as of December 31, 2010.

Merger transaction costs: In connection with the Reverse Merger, diaDexus incurred transaction costs of $595,000, including financial advisory, legal, accounting and due diligence costs, which were recorded in additional paid-in capital for the period ended December 31, 2010.

16. Convertible Preferred Stock

Under the Company’s Certificate of Incorporation, the Company’s preferred stock is issuable in series and the Company’s Board of Directors is authorized to determine the rights, preferences and terms of each series. At December 31, 2009, the amounts, terms and liquidation values of each series are as follows (in thousands of dollars, except share and per share data):

	Shares		Liquidation Value Per Share	Liquidation Value
Series	Authorized	Outstanding
A	4,400,000	4,400,000	$1.70	$7,480
B	4,400,000	4,400,000	0.45	1,980
C	13,225,807	13,225,807	1.55	20,500
D	20,833	20,833	2.40	50
E	48,135,340	47,391,275	2.52	119,426
F	12,144,303	10,839,694	2.52	27,316

	82,326,283	80,277,609		$176,752

Dividends

The holders of the outstanding shares of Series E and Series F Convertible Preferred Stock are entitled to receive, when and if declared by the Board of Directors, a noncumulative dividend at the annual rate of 8% of the original issuance price of $0.8399 for the Series E and Series F Convertible Preferred Stock. Such dividends are payable in preference to any dividend for all other outstanding stock (the “Junior Stock”) of the Company declared by the Board of Directors. No other series of preferred stock issued by the Company is entitled to dividends. Through December 31, 2009, no dividends had been declared.

In the event dividends are paid on a share of Junior Stock, an additional dividend must be paid with respect to all outstanding shares of Series E and Series F Convertible Preferred Stock in an amount per share (on an as-if-

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

converted basis) equal to the amount paid or set aside for each share of Junior Stock, whenever funds are legally available. Such dividends are payable when, and if declared by the Board of Directors. No dividends accrue unless declared by the Board of Directors. Through December 31, 2010, no dividends had been declared.

Voting Rights

Holders of Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock are entitled to one vote for each share of Common Stock into which such shares can be converted. The holders of the outstanding shares of Series A and Series C Preferred Stock, voting as separate classes, are each entitled to elect one member to the Company’s Board of Directors and the holders of the outstanding shares of Series E and Series F Preferred Stock, voting separately as a single class, are entitled to elect four members to the Company’s Board of Directors. The holders of the outstanding common stock, voting separately as a single class, are entitled to elect one member to the Company’s Board of Directors.

Conversion Rights

Each share of Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share for such preferred stock. Each share of preferred stock shall be convertible into the number of shares of Common Stock determined by dividing the original issuance price by the conversion price. The initial conversion price for each share of preferred stock is the original issuance price. The conversion price is subject to adjustment.

Each share of Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock will automatically convert into shares of Common Stock at the then effective conversion price for each such share immediately upon the earlier of (i) the Company’s sale of its common stock in a firm commitment of an underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, the aggregate proceeds equal or exceed $40,000,000 (after deduction of underwriting discounts and commissions), and an offering price of no less than $1.68 per share, or (ii) upon the written consent of the holders of a majority of the then outstanding shares of Series F Preferred Stock voting as a single class on an as-if-converted basis.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of the Series F Preferred Stock shall be entitled to receive, prior to and in preference to any distribution of any of the assets to the holders of the Junior Stock of the Company, an amount per share equal to three times the original Series F issue price of $0.8399, for each outstanding share of Series F Preferred Stock, plus any declared but unpaid dividends on such shares of Series F Preferred Stock (the “Series F Liquidation Preference”). If upon the occurrence of such an event, the assets and funds distributed among the holders of the Series F Preferred Stock are insufficient to permit the payment in full to such holders of the Series F Preferred Stock of the Series F Liquidation Preference, then the entire assets and funds of the Company legally available for distribution shall be distributed notably among the holders of the Series F Preferred Stock based on the number of shares of Series F Preferred Stock held by each stockholder.

After the payment in full of the Series F Liquidation Preference, holders of the Series E Preferred Stock shall be entitled to receive, prior to and in preference to any distribution of any of the assets to the holders of the Junior Stock of the Company, an amount per share equal to three times the original Series E issue price of $0.8399, for each outstanding share of Series E Preferred Stock, plus any declared but unpaid dividends on such share of Series E Preferred Stock (the “Series E Liquidation Preference” and together with the Series F Liquidation Preference, the “Senior Liquidation Preference‘). After payment of the Series F Liquidation Preference, if upon

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

the occurrence of such an event, the assets and funds distributed among the holders of the Series E Preferred Stock are insufficient to permit the payment in full to such holders of Series E Preferred Stock of the Series E Liquidation Preference, the entire assets and funds of the Company legally available for distribution shall be distributed among the holders of the Series E. Preferred Stock based on the amount on the number of shares of Series E Preferred Stock held by each stockholder.

After the payment in full of the Senior Liquidation Preference, holders of the Series A, Series B, Series C and Series D Preferred Stock shall be entitled to receive, prior to and in preference to any distribution of any of the assets to the holders of the Common Stock, an amount per share equal to $7,500,000 divided by the total number of outstanding shares of Series A Preferred Stock for each outstanding share of Series A Preferred Stock and 20% of the original issuance of $2.27, $7.75 and $12.00 for each outstanding share of Series B, Series C and Series D Preferred Stock, respectively, plus any declared but unpaid dividends on such shares of Series A, Series B, Series C or Series D Preferred Stock. After payment of the Senior Liquidation Preference, if upon the occurrence of such an event, the assets and funds distributed among the holders of the preferred stock are insufficient to permit the payment to such holders of the full preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Series A, Series B, Series C and Series D Preferred Stock in proportion to the aggregate liquidation preference of such stock owned by each holder.

Upon completion of the Reverse Merger and subject to the terms and conditions of the Merger Agreement, each outstanding share of Series F Preferred Stock of Old diaDexus converted into the right to receive approximately 1.7583 shares of common stock of Pre-Merger VaxGen, which in the aggregate totaled approximately 19,059,144 shares of Pre-Merger VaxGen common stock. The shares of Series A through E preferred stock were cancelled without consideration upon completion of the Reverse Merger.

17. Subsequent Events

On January 6, 2011 the U.S. Food and Drug Administration (the “FDA”) informed the Company that it was cleared for marketing the automated version of its proprietary PLAC Test, resulting from our submission of a premarket notification to the FDA on June 30, 2010, seeking clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FDCA”) to market an enhanced PLAC TIA product that addresses the heterophilic interference observed in the suspended PLAC TIA product. This PLAC Test product format, based on turbidimetric immunoassay (TIA) technology, is designed to run on most clinical chemistry analyzers, significantly expanding the number of clinical labs and physician offices that are able to offer the PLAC Test.

On January 10, 2011 the Company entered into an Employment Agreement with Emilia Zychlinsky Bulaevsky as Executive Vice President and Chief Technical Officer.

On January 26, 2011, the Company entered into an agreement with its landlord to extend the lease on its headquarters facility, located at 343 Oyster Point Blvd, by six months, through January 1, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the Company’s principal executive and financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As discussed more fully in Note 1 to the Company’s Consolidated Financial Statements and elsewhere in this Annual Report on Form 10-K, on July 28, 2010, Pre-Merger VaxGen, a Delaware public company, acquired Old diaDexus, a privately held company, in a purchase business combination that was accounted for as a reverse acquisition. Because the financial statements and information relating to Old diaDexus now constitute the financial statements and information of the “Company” and the operations of Pre-Merger VaxGen were insignificant prior to and subsequent to the business combination compared to those of the post-combination consolidated entity, meaningful evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010 would need to focus on the internal controls of Old diaDexus. Prior to the transaction, Old diaDexus was a privately held company, and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal control over financial reporting for Old diaDexus and the implementation of internal control over financial reporting for the post-combination consolidated entities, have required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of the internal control over financial reporting of the Company as of December 31, 2010. Therefore, the Company has excluded management’s report on internal control over financial reporting from this Annual Report on Form 10-K.

Changes in Internal Controls

There was a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On July 28, 2010, we closed the Reverse Merger, which has been accounted for as a reverse acquisition. The financial statements and information relating to Old diaDexus, a privately held company, now constitute the financial statements and information of the “Company.” Because Old diaDexus was a privately held company prior to the Reverse Merger, it was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the Reverse Merger. The operations of Pre-Merger VaxGen, a publicly held company, were insignificant prior to and subsequent to the completion of the Reverse Merger compared to those of the post-combination consolidated entity. As such, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of public company internal control over financial reporting for the post-combination consolidated Company.

Inherent Limitations on Effectiveness of Controls

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Index to Financial Statements.

Included in Part II of this Report:

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(3) Exhibits.

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Specimen Stock Certificate for Common Stock of diaDexus, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file no. 333-170924), filed on December 2, 2010)

10.1#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Patrick Plewman (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.2#	Guaranty, dated July 28, 2010, by VaxGen, Inc. in favor of Patrick Plewman (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.3#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and David Foster (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.4#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Bernard M. Alfano (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.5#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Robert Wolfert (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.6#	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.7#	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.8#	Amended and Restated 1998 Stock Option Plan, as amended and restated effective as of May 29, 2002 (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 30, 2002)

10.9#	diaDexus, Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.10	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.11	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.12**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.13	Amendment No. 1 to the Collaboration Agreement, dated as of February , 1998 (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.14**	Amendment No. 2 to the Collaboration Agreement, dated as of July __, 1998 (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.15	Amendment to the Collaboration Agreement, dated as of May 4, 1999 (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.16**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.17	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000 (incorporated by reference to Exhibit 10.24 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.18	Letter Amendment to Collaboration Agreement, dated as of March 30, 2000 (incorporated by reference to Exhibit 10.25 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.19**	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.20**	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp. (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.21**	Development, Manufacturing, and Supply Agreement, effective as of March 27, 2007 (the “Denka Seiken Agreement”), by and between diaDexus, Inc. and Denka Seiken (incorporated by reference to Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.22**	First Amendment to the Denka Seiken Agreement, effective as of July 21, 2008 (incorporated by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.23**	Second Amendment to the Denka Seiken Agreement, effective as of June 1, 2009 (incorporated by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.24**	Services and Supply Agreement, effective as of January 1, 2009 (the “Diazyme Agreement”), by and between diaDexus, Inc. and Diazyme Laboratories (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.25**	Amendment No. 01 to the Diazyme Agreement, effective as of August 17, 2009 (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.26**	Amendment No. 2 to the Diazyme Agreement, effective as of January 15, 2010 (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.27**	Amended and Restated Supply Agreement, dated as of April 11, 2010, by and between diaDexus, Inc. and BioCheck, Inc. (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.28**	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc. (incorporated by reference to Exhibit 10.27 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.29**	Distributor Agreement, effective as of January 30, 2007 (the “Binding Site Agreement”), by and between diaDexus, Inc. and The Binding Site Inc. (incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.30	Addendum No. 1 to the Binding Site Agreement, dated as of February 1, 2007 (incorporated by reference to Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.31**	Addendum No. 2 to the Binding Site Agreement, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.32**	Addendum No. 3 to the Binding Site Agreement, dated as of October 28, 2008 (incorporated by reference to Exhibit 10.31 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.33**	Business Development Addendum to the Distributor Agreement, dated as of February 1, 2010, by and between diaDexus, Inc. and Inova Diagnostics, Inc. (incorporated by reference to Exhibit 10.32 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.34**	Master Supply Agreement, dated as of April 1, 2009 (the “BHL Master Supply Agreement”), by and between diaDexus, Inc. and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.33 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.35**	Addendum No. 1 to the BHL Master Supply Agreement, dated as of April 1, 2010 (incorporated by reference to Exhibit 10.34 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.36**	Addendum No. 2 to the BHL Master Supply Agreement, dated as of May 14, 2010 (incorporated by reference to Exhibit 10.35 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.37	Lease, dated as of November 23, 1999, by and between Trammell Crow Northern California Development, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.38	First Amendment to Lease Agreement, dated as of February , 2000, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.39	Acknowledgement of Term Commencement Date, dated November 1, 2001, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.40	Consent to Assignment and Modification of Lease, effective as of June 1, 2002, by and among diaDexus, Inc., ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.41	Third Amendment to Lease Agreement, effective as of January 26, 2011, by and between diaDexus, Inc. and ARE-Technology Center SSF, LLC

10.42	Sublease, dated June 1, 2002, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.43	First Amendment to Sublease, dated August 21, 2003, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.44	Second Amendment to Sublease, dated October 1, 2004, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.45	Third Amendment to Sublease, dated August 18, 2006, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.46	Letter Agreement Regarding Sublease, dated October 10, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.47	Fourth Amendment to Sublease, dated October 12, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.48	Lease, dated October 26, 1998, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (file no. 333-78065), filed on May 7, 1999)

10.49	Fifth Amendment to Lease, dated April 14, 2005, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on April 21, 2005)

10.50	Sixth Amendment to Lease Agreement, dated October 11, 2007, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on October 17, 2007)

10.51#	Amended and Restated Executive Employment Agreement, effective February 1, 2009, by and between VaxGen, Inc. and James P. Panek (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 29, 2009)

10.52#	Amended and Restated Executive Employment Agreement, effective April 20, 2010, by and between VaxGen, Inc. and James P. Panek (incorporated by reference to Exhibit 10.155 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on April 23, 2010)

10.53#	Amended and Restated Executive Employment Agreement, dated May 27, 2010, by and between VaxGen, Inc. and James P. Panek (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

10.54#	Separation Agreement, dated July 29, 2010, by and between VaxGen, Inc. and James P. Panek

10.55#	Employment Agreement, effective as of January 10, 2011, by and between diaDexus, Inc. and Emilia Zychlinsky Bulaevsky

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

diaDexus, Inc.

Date: March 22, 2011	By:	/s/ Patrick Plewman
Patrick Plewman
President & Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Patrick Plewman and David J. Foster, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick Plewman Patrick Plewman	President and Chief Executive Officer, Director (Principal Executive Officer)	March 22, 2011

/s/ David J. Foster David J. Foster	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 22, 2011

/s/ Lori F. Rafield Lori F. Rafield	Chairman of the Board of Directors	March 22, 2011

/s/ Louis C. Bock Louis C. Bock	Director	March 22, 2011

/s/ Karen Drexler Karen Drexler	Director	March 22, 2011

/s/ Andrew Galligan Andrew Galligan	Director	March 22, 2011

/s/ James P. Panek James P. Panek	Director	March 22, 2011

/s/ Charles W. Patrick Charles W. Patrick	Director	March 22, 2011

EXHIBIT INDEX

Exhibit	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Specimen Stock Certificate for Common Stock of diaDexus, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file no. 333-170924), filed on December 2, 2010)

10.1#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Patrick Plewman (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.2#	Guaranty, dated July 28, 2010, by VaxGen, Inc. in favor of Patrick Plewman (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.3#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and David Foster (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.4#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Bernard M. Alfano (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.5#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Robert Wolfert (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.6#	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.7#	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.8#	Amended and Restated 1998 Stock Option Plan, as amended and restated effective as of May 29, 2002 (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 30, 2002)

10.9#	diaDexus, Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.10	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.11	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.12**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.13	Amendment No. 1 to the Collaboration Agreement, dated as of February , 1998 (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.14**	Amendment No. 2 to the Collaboration Agreement, dated as of July , 1998 (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.15	Amendment to the Collaboration Agreement, dated as of May 4, 1999 (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.16**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.17	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000 (incorporated by reference to Exhibit 10.24 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.18	Letter Amendment to Collaboration Agreement, dated as of March 30, 2000 (incorporated by reference to Exhibit 10.25 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.19**	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.20**	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp. (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.21**	Development, Manufacturing, and Supply Agreement, effective as of March 27, 2007 (the “Denka Seiken Agreement”), by and between diaDexus, Inc. and Denka Seiken (incorporated by reference to Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.22**	First Amendment to the Denka Seiken Agreement, effective as of July 21, 2008 (incorporated by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.23**	Second Amendment to the Denka Seiken Agreement, effective as of June 1, 2009 (incorporated by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.24**	Services and Supply Agreement, effective as of January 1, 2009 (the “Diazyme Agreement”), by and between diaDexus, Inc. and Diazyme Laboratories (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.25**	Amendment No. 01 to the Diazyme Agreement, effective as of August 17, 2009 (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.26**	Amendment No. 2 to the Diazyme Agreement, effective as of January 15, 2010 (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.27**	Amended and Restated Supply Agreement, dated as of April 11, 2010, by and between diaDexus, Inc. and BioCheck, Inc. (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.28**	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc. (incorporated by reference to Exhibit 10.27 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.29**	Distributor Agreement, effective as of January 30, 2007 (the “Binding Site Agreement”), by and between diaDexus, Inc. and The Binding Site Inc. (incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.30	Addendum No. 1 to the Binding Site Agreement, dated as of February 1, 2007 (incorporated by reference to Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.31**	Addendum No. 2 to the Binding Site Agreement, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.32**	Addendum No. 3 to the Binding Site Agreement, dated as of October 28, 2008 (incorporated by reference to Exhibit 10.31 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.33**	Business Development Addendum to the Distributor Agreement, dated as of February 1, 2010, by and between diaDexus, Inc. and Inova Diagnostics, Inc. (incorporated by reference to Exhibit 10.32 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.34**	Master Supply Agreement, dated as of April 1, 2009 (the “BHL Master Supply Agreement”), by and between diaDexus, Inc. and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.33 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.35**	Addendum No. 1 to the BHL Master Supply Agreement, dated as of April 1, 2010 (incorporated by reference to Exhibit 10.34 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.36**	Addendum No. 2 to the BHL Master Supply Agreement, dated as of May 14, 2010 (incorporated by reference to Exhibit 10.35 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.37	Lease, dated as of November 23, 1999, by and between Trammell Crow Northern California Development, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.38	First Amendment to Lease Agreement, dated as of February , 2000, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.39	Acknowledgement of Term Commencement Date, dated November 1, 2001, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.40	Consent to Assignment and Modification of Lease, effective as of June 1, 2002, by and among diaDexus, Inc., ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.41	Third Amendment to Lease Agreement, effective as of January 26, 2011, by and between diaDexus, Inc. and ARE-Technology Center SSF, LLC

10.42	Sublease, dated June 1, 2002, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.43	First Amendment to Sublease, dated August 21, 2003, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.44	Second Amendment to Sublease, dated October 1, 2004, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.45	Third Amendment to Sublease, dated August 18, 2006, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.46	Letter Agreement Regarding Sublease, dated October 10, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.47	Fourth Amendment to Sublease, dated October 12, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.48	Lease, dated October 26, 1998, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (file no. 333-78065), filed on May 7, 1999)

10.49	Fifth Amendment to Lease, dated April 14, 2005, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on April 21, 2005)

10.50	Sixth Amendment to Lease Agreement, dated October 11, 2007, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on October 17, 2007)

10.51#	Amended and Restated Executive Employment Agreement, effective February 1, 2009, by and between VaxGen, Inc. and James P. Panek (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 29, 2009)

10.52#	Amended and Restated Executive Employment Agreement, effective April 20, 2010, by and between VaxGen, Inc. and James P. Panek (incorporated by reference to Exhibit 10.155 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on April 23, 2010)

10.53#	Amended and Restated Executive Employment Agreement, dated May 27, 2010, by and between VaxGen, Inc. and James P. Panek (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

10.54#	Separation Agreement, dated July 29, 2010, by and between VaxGen, Inc. and James P. Panek

10.55#	Employment Agreement, effective as of January 10, 2011, by and between diaDexus, Inc. and Emilia Zychlinsky Bulaevsky

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement.