Form 10-Q
period 2011-03-31
diaDexus, Inc.
filed 2011-05-13
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 53,067,057 as of May 6, 2011.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,062	$20,394
Short-term marketable securities	14,410	—
Accounts receivable, net of allowance for doubtful accounts of $0 and rebate reserve of $13, respectively, and $0 and $0 at March 31, 2011 and December 31, 2010, respectively	1,185	1,543
Receivable from related party	—	175
Inventories	170	105
Restricted cash	400	—
Assets held for sale	308	308
Prepaid expenses and other current assets	1,185	1,046

Total current assets	21,720	23,571
Restricted cash	1,400	1,800
Property and equipment, net	455	580
Other long-term assets	35	128

Total assets	$23,610	$26,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$520	$445
Deferred revenues, current portion	331	305
Deferred rent, current portion	70	103
Unfavorable lease obligations	394	363
Accrued and other current liabilities	1,914	1,930

Total current liabilities	3,229	3,146
Long-term deferred rent	106	52
Non-current portion of unfavorable lease obligation	3,436	3,555
Non-current portion of deferred revenue	759	835
Other long term liabilities	652	646

Total liabilities	8,182	8,234

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 65,000,000 shares authorized; 53,067,057 shares issued and outstanding at March 31, 2011 and December 31, 2010	531	531
Additional paid-in capital	204,868	204,774
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(189,970)	(187,460)

Total stockholders’ equity	15,428	17,845

Total liabilities and stockholders’ equity	$23,610	$26,079

See accompanying notes to condensed consolidated financial statements.

DIADEXUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Revenues:
License revenue	$76	$76
Royalty revenue	1,005	879
Product sales	2,240	1,512
Product sales to related party	—	199

Total revenues	3,321	2,666

Operating costs and expenses:
Product costs	1,132	987
Sales and marketing	1,107	1,278
Research and development	1,492	932
General and administrative	2,114	725

Total operating costs and expenses	5,845	3,922

Loss from operations	(2,524)	(1,256)

Interest income, interest expense and other income (expense), net:
Interest income	17	3
Interest expense	—	(112)
Other income (expense), net	—	2

Loss before income tax	(2,507)	(1,363)
Income tax	(3)	(5)

Net loss	$(2,510)	$(1,368)

Basic and diluted net loss per share:	$(0.05)	$(0.07)

Weighted average shares used in computing basic and diluted net loss per share	53,067,057	19,059,144

See accompanying notes to condensed consolidated financial statements.

DIADEXUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Operating activities:
Net loss	$(2,510)	$(1,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	222
Stock-based compensation	94	30
Amortization on investments	61	11
Provision for rebate reserve	13	12
Noncash other interest expense (income)	6	(1)
Noncash interest associated with notes payable	—	31
Unfavorable lease	(88)	—
Changes in operating assets and liabilities
Accounts receivable	345	(169)
Accounts receivable from related party	175	96
Inventory	(65)	(30)
Prepaid expenses, other current assets and other long-term assets	(46)	(64)
Accounts payable	75	95
Accrued liabilities	(16)	218
Deferred rent	21	(44)
Deferred revenue	(50)	116

Net cash used in operating activities	(1,855)	(845)

Investing activities:
Purchases of property and equipment	(5)	(4)
Maturities of available-for-sale investments	2,500	1,750
Purchases of available-for-sale investments	(16,972)	—

Net cash provided by (used in) investing activities	(14,477)	1,746

Financing activities:
Principal repayment of the loan	—	(1,050)
Expenses relating to merger	—	(20)

Net cash used in investing activities	—	(1,070)

Net decrease in cash and cash equivalents	(16,332)	(169)
Cash and cash equivalents, beginning of period	20,394	2,539

Cash and cash equivalents, end of period	$4,062	$2,370

Supplemental disclosure:
Cash paid for interest	$—	$77

See accompanying notes to condensed consolidated financial statements.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business Overview

Formation of the Company

The Company (as defined below) is a life sciences company focused on the development and commercialization of patent-protected in vitro diagnostic products addressing unmet needs in cardiovascular disease. The Company is the successor to a company initially formed as a joint venture between SmithKline Beecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKline Beecham Corporation granted the Company an exclusive license to certain diagnostic intellectual property, including Lp-PLA2, an inflammatory marker of cardiovascular risk.

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

On May 10, 2010, we removed our PLAC TIA test from the market in order to address heterophilic interference observed in the PLAC TIA product. On June 30, 2010, we submitted a premarket notification to the United States Food and Drug Administration (the “FDA”) seeking clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FDCA”) to market an enhanced PLAC TIA product that addresses the heterophilic interference observed in the suspended PLAC TIA product. On January 6, 2011, the FDA informed the Company that it was cleared for marketing the automated version of its proprietary PLAC Test; however, the Company has not yet reintroduced the product to the market.

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

The Reverse Merger has been accounted for as a reverse acquisition of net assets. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the Company, with the results of VaxGen, Inc. being included from July 28, 2010. Immediately following the closing of the Reverse Merger, Old diaDexus designees to the Company’s Board of Directors represented a majority of the Company’s directors, Old diaDexus’ senior management represented the entire senior management of the Company and the operations formerly conducted by Old diaDexus were the sole revenue producing operations as well as the only continuing development effort of the Company. For periods prior to the closing of the Reverse Merger, therefore, the information in these notes to consolidated financial statements relates to the historical business and operations of Old diaDexus. Certain portions of this Quarterly Report on Form 10-Q may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to the Company’s business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for the quarter ended March 31, 2011 or future periods.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, unaudited condensed consolidated financial statements have been prepared on a consistent basis with December 31, 2010 audited financial statements and includes all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company’s consolidated financial positions as of March 31, 2011. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other future period. In particular, diaDexus became subject to significant expenses relating to property leases and obligations as a public company. These additional expenses are reflected in our results of operations only from July 28, 2010, the closing date of the Reverse Merger.

All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Consolidation

For the periods prior to July 28, 2010, the consolidated financial statements included the accounts of Old diaDexus, Inc. The Reverse Merger has been accounted for as a reverse acquisition. The financial statements of Old diaDexus are treated as the historical financial statements of the combined company, with the results of VaxGen, Inc. being included from the effective completion date of the Reverse Merger on July 28, 2010. The operations are treated as one operating segment and all inter-company balances and transactions were eliminated.

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

The Company considers the following accounting policies related to revenue recognition, research and development expenses, accruals, stock-based compensation and income tax expenses to be the most critical accounting policies, because they require the Company to make estimates, assumptions and judgments about matters that are inherently uncertain.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market accounts and treasury securities.

Related Party

The Company discloses any transactions with GlaxoSmithKline under “related party.”

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

Restricted Cash

Restricted cash represents term deposits, which expire on January 1, 2012 and December 31, 2016, held at two financial institutions as collateral for the leases of the Company’s facilities in South San Francisco.

Available-for-Sale Investments

The Company classifies its investments as available-for-sale. Available-for-sale investments are recorded at fair value based on quoted market prices, with the unrealized gains or losses included in accumulated other comprehensive income (loss) within stockholders’ equity, except that any unrealized losses which are deemed to be other than temporary are reflected in the statement of operations. Management assesses each of these investments on an individual basis to determine if the decline in fair value was other than temporary. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest and other income. Realized gains or losses on sales of available-for-sale securities are reported in other income or expenses as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are recorded in interest and other income.

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

Revenue Recognition

Revenues are generated from licensing fees, royalties earned, product sales and contract arrangements, and recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and title has transferred, transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

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

Research and Development

Research and development expenses include internal and external costs. Internal costs include product development, regulatory support for technology, lab materials and supply costs and other technical support costs, including salaries and consultant fees. External expenses consist of sponsored research studies and investigator sponsored trials. Research and development costs are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with Subtopic ASC 360-10, impairment of long-lived assets is measured or assessed when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Certain assets classified as held for sale and which were recorded as part of the Reverse Merger completed on July 28, 2010 have an estimated fair value of $308,000 as of March 31, 2011.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

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

The net loss for the three months ended March 31, 2011 includes employee stock-based compensation expense of $94,000. The net loss for the three months ended March 31, 2010 includes employee stock-based compensation expense of $30,000. As of March 31, 2011, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $761,000, which is expected to be amortized over a weighted-average period of 2.43 years.

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

The fair value estimates presented reflect the information available to the Company as of March 31, 2011. See Note 3, “Fair Value Measurements.”

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

On January 1, 2009, the Company adopted ASC 740-10-25. For the three months ended March 31, 2011 and 2010, the Company did not have any additional unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of adopting ASC 740-10-25. The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest expense as incurred.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

3. Cash, Cash Equivalents and Investments

As part of its cash management program, the Company maintains a portfolio of marketable investment securities that expire at various dates through March 6, 2012. The securities are investment grade and generally mature within one year and include tax exempt securities and certificates of deposit. The fair value of substantially all securities is determined by quoted market prices. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The following is a summary of cash, cash equivalents, and available-for-sale securities at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$353	$—	$—	$353
Money market funds	2,449	—	—	2,449
Municipal bonds	260	—	—	260
Commercial paper	1,000	—	—	1,000

Total cash and cash equivalents	$4,062	$—	$—	$4,062

Available-for-sale marketable securities:
Commercial paper	3,996	3	—	3,999
Corporate notes	7,780	—	(4)	7,776
US government agency obligations	2,635	—	—	2,635

Total available-for-sale marketable securities	$14,411	$3	$(4)	$14,410

	December 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$393	$—	$—	$393
Money market funds	20,001	—	—	20,001

Total cash and cash equivalents	$20,394	$—	$—	$20,394

Fair Value Measurements

In accordance with ASC 820, the Company discloses and recognizes the fair value of its financial assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The guidance establishes three levels of the fair value hierarchy as follows:

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

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements
	Balance at March 31, 2011	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$353	$353	$—	$—
Money market funds	2,449	2,449	—	—
Municipal bonds	260	—	260	—
Commercial paper	4,999	—	4,999	—
Corporate notes	7,776	—	7,776	—
US government agency obligations	2,635	—	2,635	—
Restricted cash	1,800	—	1,800	—

	$20,272	$2,802	$17,470	$—

		Fair Value Measurements
	Balance at December 31, 2010	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$393	$393	$—	$—
Money market funds	20,001	20,001	—	$—
Restricted cash	1,800	—	1,800	—

	$22,194	$20,394	$1,800	$—

4. Inventory

Inventory consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Finished goods	$111	$68
Work-in-process	59	37

	$170	$105

5. Assets Held For Sale

As part of the Reverse Merger, which was completed on July 28, 2010, the Company acquired a group of assets used by Pre-Merger VaxGen in its manufacturing process. Prior to the Reverse Merger, VaxGen, Inc. had committed to a plan to sell the equipment related to its California manufacturing facility and had determined that these assets met the criteria for, and had been classified as, “held for sale” in accordance with ASC Topic 360. The market approach was used in determining the fair market value of these assets.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

Total assets held for sale as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

		Fair Value Measurements Using
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2011 Gains (Losses)
Assets held for sale	$308	$—	$—	$308	$—

		Fair Value Measurements Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period from July 28, 2010 through December 31, 2010 Total Gains (Losses)
Assets held for sale	$308	$—	$—	$308	$(2)

The measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. There was no impairment charge for the three months ended March 31, 2011. Management is in the process of making a determination regarding the final disposition of these assets.

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

Office and Laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Laboratory equipment	$4,565	$4,560
Leasehold improvements	7,686	7,686
Computer and software	1,843	1,843
Furniture and fixtures	804	804

	14,898	14,893
Less: Accumulated depreciation and amortization	(14,443)	(14,313)

	$455	$580

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

Depreciation and amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

7. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Accrued payroll and related expenses	$811	$1,139
Accrued accounting fees	206	—
Accrued royalty expense	158	153
Accrued consulting expenses	144	109
Deferred sublease payment	122	122
Accrued legal and patent expense	107	59
Collaborative research obligations	90	42
Inventory	40	—
Accrued sales tax	30	26
Other current liabilities	206	280

Total accrued and other current liabilities	$1,914	$1,930

8. Concentration of Credit Risk

Revenues from the following four distributor and large laboratory customers represented a significant portion of total revenue for the three months ended March 31, 2011 and 2010 and accounts receivable as of March 31, 2011 and December 31, 2010:

	Revenue		Accounts Receivable
	March 31, 2011	March 31, 2010	March 31, 2011	December 31, 2010
Customer A	51%	13%	17%	26%
Customer B	16%	23%	35%	27%
Customer C	11%	7%	11%	14%
Customer D	6%	1%	18%	11%

9. Basic and Diluted Loss per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

The effect of the options and warrants was anti-dilutive for the three months ended March 31, 2011 and 2010. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of March 31,
	2011	2010
Options to purchase common stock	7,055	1,147
Warrants to purchase common stock	16	2,070

Total	7,071	3,217

Comprehensive loss for the Company was $2.5 million for the three months ended March 31, 2011 and $1.4 million for the same period in 2010.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

10. Stock Based Compensation

Stock Option Plans

Pre-Reverse Merger

The Company’s Board of Directors adopted the 2000 Equity Incentive Plan (the “2000 Plan”) and reserved a total of 25,709,911 shares of the Company’s Common Stock for issuance thereunder, of which 2,200,000 shares were converted from the 1997 Plan. These shares of the Company’s Common Stock were reserved for issuance to employees and consultants of the Company. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than the estimated fair value at date of grant for incentive stock options or 85% of the estimated fair value for nonstatutory stock options).

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

As of the closing of the Reverse Merger, the 2000 Plan and the 2010 Plan were both discontinued, and all outstanding option grants under the 2000 Plan and 2010 Plan were cancelled.

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

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

The following is a summary of the Company’s stock option activity and related information for the period ended March 31, 2011:

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three months ended March 31,
	2011	2010
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.56%	2.10%
Expected volatility	90.44%	51.44%
Forfeiture rate	11.57%	12.65%
Expected term (years)	4.27	4.20
Fair value per share at grant date	$0.26	$0.01

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock option represents the weighted-average period the stock options are expected to remain outstanding and is based on the options vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the three months ended March 31, 2011 and 2010 which was incurred as follows: (in thousands)

	Three Months Ended March 31,
	2011	2010
Stock compensation expense:
Product costs	$3	$1
Research and development	22	7
Sales and marketing	13	9
General and administrative	56	13

Total stock compensation expense	$94	$30

Employee Stock-Based Compensation

The table below presents information related to stock option activity under the Plan, net of options previously exercised, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,948,517	$0.90
Options granted	402,000	0.39
Options exercised	—	—
Options cancelled/forfeited/expired	(295,273)	8.12

Outstanding at March 31, 2011	7,055,244	$0.57	9.12	$816,923

Exercisable at March 31, 2011	2,180,988	$1.23	8.52	$253,579

Vested and expected to vest at March 31, 2011	6,379,775	$0.60	9.09	$742,205

The aggregate intrinsic value of stock options exercisable at March 31, 2011 was $254,000 and the aggregate intrinsic value of stock options outstanding was $817,000.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

The following table summarizes information relating to stock options outstanding as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - $0.26	6,141,404	9.28	$0.26	1,932,148	$0.26
$0.30 - $0.39	705,000	9.72	0.36	40,000	0.33
$4.57 - $4.57	50,000	2.30	4.57	50,000	4.57
$7.74 - $7.74	40,000	1.16	7.74	40,000	7.74
$8.74 - $8.74	20,000	2.64	8.74	20,000	8.74
$12.27 - $12.27	30,000	3.56	12.27	30,000	12.27
$14.30 - $14.30	20,000	1.85	14.30	20,000	14.30
$15.71 - $15.71	40,000	3.15	15.71	40,000	15.71
$19.44 - $19.44	5,000	0.02	19.44	5,000	19.44
$20.85 - $20.85	3,840	0.16	20.85	3,840	20.85

$0.26 - $20.85	7,055,244	9.12	$0.57	2,180,988	$1.23

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

Stock based compensation expense recognized during the three months ended March 31, 2011 and 2010 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of March 31, 2011, the total remaining unrecognized cost was approximately $0.8 million to be recognized over the next 2.43 years.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance at March 31, 2011 and 2010 as follows:

	As of March 31,
	2011	2010
Options to purchase common stock	7,055,244	1,147,286
Warrants to purchase common stock	16,000	2,070,345
Shares available for option grants	1,229,152	7,826,684

Total	8,300,396	11,044,315

In October 2004, Pre-Merger VaxGen granted stock options for 30,000 shares outside the approved plans to a new director with an exercise price of $12.27 per share. These options were granted without stockholder approval, but pursuant to NASDAQ Marketplace Rules then applicable to Pre-Merger VaxGen on terms that are substantially in accordance with Pre-Merger VaxGen’s standard stock option terms. As of March 31, 2011, none of these stock options have been exercised or repurchased.

11. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy. There were no warrants issued for the three months ended March 31, 2011 and there were warrants outstanding to purchase 16,000 shares of the Company’s common stock, with a weighted average exercise price of $20.25 per share and an aggregate exercise price of $0.3 million.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

The following table summarizes information about all callable warrants outstanding as of March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$20.25 - $20.25	16,000	0.37	$20.25	16,000	$20.25

	16,000	0.37	$20.25	16,000	$20.25

12. Leases, Commitments and Contingencies

The Company leases certain office facilities under long-term, non-cancelable operating lease agreements. The operating leases expire at various dates through 2016. In connection with one of the leases, the Company subleases a portion of that facility through May 2011.

As part of the Reverse Merger completed on July 28, 2010, the Company recorded the lease obligation associated with the Pre-Merger VaxGen facility located at 349 Oyster Point Blvd., South San Francisco, California, which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation, included in the accompanying balance sheet. We amortize the unfavorable lease obligation using the effective interest rate method.

Rent expense for our office facilities was $761,000 and $395,000 for the three months ended March 31, 2011 and 2010, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $176,000 and $155,000 at March 31, 2011 and December 31, 2010, respectively, is included in the accompanying balance sheet.

Rental income from the sublease for the three months ended March 31, 2011 and 2010 was $365,000 and $357,000, respectively. This has been included as a reduction to operating expenses in the statement of operations.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2011 (1)	2,291
2012	2,433
2013	2,505
2014	2,581
2015	2,658
Thereafter	2,738

Total minimum lease payments	$15,206

(1)	For nine months ending December 31, 2011

On November 2, 2010, the Company received a letter from the landlord of the facility located at 349 Oyster Point Blvd., South San Francisco, California, which is leased by the Company pursuant to a lease agreement entered into by Pre-Merger VaxGen. The letter asserts claims in writing against the Company that, among other things, the Company failed to provide it with required notice of the Reverse Merger and requests that the Company establish an escrow to fund remaining sums due under the lease. The Company believes that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease.

The Company is from time to time subject to various claims and legal actions during the ordinary course of business. The Company believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

13. Income Taxes

Provision for Income Tax

The Company’s effective tax rate was 0% for income tax for the three months ended March 31, 2011 and the Company expects that its effective tax rate for the full year 2011 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

Under the provisions of Section 382 and 383 of the Internal Revenue Code, a change of control, as defined, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes, that can be used to reduce future tax liabilities. As a result of the Reverse Merger, certain of the Company’s Old diaDexus tax attributes prior to the Reverse Merger are subject to an annual limitation of $240,000 for federal and state purposes.

The Company files U.S. federal and California state tax returns. The Company is currently not subject to any income tax examinations. Due to the Company’s losses, generally all years remain open.

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of March 31, 2011 was $1.7 million, all of which will not affect the effective tax rate if recognized due to valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The amount of interest and penalties accrued for ASC 740-10 as interest expense, as of March 31, 2011, is $398,461, which is consistent with the Company’s policy.

14. Subsequent Events

On April 19, 2011, the Company entered into a Volume Discount Addendum No. 2 (“Addendum No. 2”), effective as of January 1, 2011, with Health Diagnostics Laboratory (“HDL”). The Company and HDL are parties to an existing Purchase Agreement and existing Volume Discount Addendum, both effective as of January 1, 2011 (such Purchase Agreement, together with the Volume Discount Addendum, and as amended by Addendum No. 2, the “Amended Purchase Agreement”). Addendum No. 2 provides that, effective as of April 1, 2011, HDL will no longer purchase certain of the Company’s diagnostic test products through a distributor and instead will purchase such products directly from the Company pursuant to the terms of the Amended Purchase Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward - Looking Statements

This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors described in Part II, Item 1A of this Quarterly Report.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward –looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	our ability to maintain regulatory clearance for and successfully commercialize our PLAC Test and new diagnostic products, including our enhanced PLAC TIA Test;

•	our reliance on sole source third party manufacturers to manufacture and supply our main reagent and our PLAC Test;

•	our relationship with key customers;

•	the effects of government regulation and our ability to comply with such regulations;

•	our ability to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in prospective clinical studies;

•	the rate of adoption of the PLAC Test by doctors and laboratories;

•	third party payors’ acceptance of and reimbursement for the PLAC Test;

•	our ability to retain key employees and to attract, retain and motivate other qualified personnel;

•	our limited revenue and cash resources;

•	the adequacy of our intellectual property rights;

•	our significant corporate expenses, including real estate lease liabilities and expenses associated with being a public company; and

•	the other risks described below in Part II, Item 1A (“Risk Factors”).

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

The Reverse Merger has been accounted for as a reverse acquisition. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the Company, with the results of VaxGen, Inc. being included from July 28, 2010. Immediately following the closing of the Reverse Merger, Old diaDexus designees to the Company’s Board of Directors represented a majority of the Company’s directors, Old diaDexus’ senior management represented the entire senior management of the Company and the operations formerly conducted by Old diaDexus were the sole revenue producing operations as well as the only continuing development effort of the Company. For periods prior to the closing of the Reverse Merger, therefore, our discussion below relates to the historical business and operations of Old diaDexus. Certain portions of this Quarterly Report on Form 10-Q may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to our business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for the quarter ended March 31, 2011 or future periods.

On November 1, 2010, VaxGen, Inc. merged Merger Sub II with and into VaxGen, Inc., with VaxGen, Inc. being the surviving entity in the merger, and VaxGen, Inc. changed its name to diaDexus, Inc. pursuant to a merger effected under Section 253 of the Delaware General Corporation Law.

Overview

We are a life sciences company focused on the development and commercialization of patent-protected in vitro diagnostic products addressing unmet needs in cardiovascular disease. We are the successor to a company initially formed as a joint venture between SmithKline Beecham Corporation (now GlaxoSmithKline) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKline Beecham Corporation granted the company an exclusive license to certain diagnostic intellectual property, including Lp-PLA2, an inflammatory marker of cardiovascular risk.

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

On May 10, 2010, we removed our PLAC TIA test from the market in order to address a heterophilic interference product performance issue. On June 30, 2010 we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA product that addresses the heterophilic interference observed in the suspended PLAC TIA product. On January 6, 2011, the FDA informed us that we were cleared for marketing the enhanced PLAC TIA product. We are currently in the process of investigating problems we observed in some PLAC TIA manufacturing lots, and as a result, we will not launch the product to the market in the second quarter of 2011 as previously expected.

We have incurred substantial losses since our inception, and we expect to continue to incur substantial net losses for at least the next few years. To date, we have funded our operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of our products. As a result of the Reverse Merger, Old diaDexus obtained $23.4 million in cash and cash equivalents that were held by Pre-Merger VaxGen, but Old diaDexus also became part of a combined entity that is subject to significant liabilities under certain real estate leases and expenses relating to obligations as a public company. These additional expenses are reflected in our results of operations only from July 28, 2010, the closing date of the Reverse Merger.

Currently, we do not have a sufficient current level of revenues to meet the minimum operational expenses necessary to develop and commercialize our products and the minimum fixed expenses needed to meet our commitments under our real estate leases and public company reporting obligations. In the short term, we expect to rely on our cash and short-term investment assets to meet our capital requirements. In the longer term, we will need to maintain and increase our product revenue and raise additional equity or debt financing in order to fund our operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. However, we cannot assure you that we will be able to raise any such required financing.

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

We consider the following accounting policies related to revenue recognition, research and development expenses, accruals, stock-based compensation and income tax expenses to be the most critical accounting policies, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenues

Revenues are generated from licensing fees, royalties earned, product sales and contract arrangements, and recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and title has transferred, transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

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

Our revenues are derived to a large extent from sales to a limited number of distributors and large laboratory customers which account for a significant portion of our revenue. The concentration of our key customers may vary from period to period for a variety of reasons, including competition, developments related to our products (such as the suspension of our PLAC TIA Test), and changes in individual customers’ purchases of our products for reasons including profitability and inventory management. The concentration of revenue from our top four customers was 84% and 63% for the three months ended March 31, 2011 and 2010, respectively.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Three months ended
	March 31,
	2011	2010
United States	$3,283	$2,576
Europe	36	83
Rest of the world	2	7

	$3,321	$2,666

Over 97% of our revenues in each of the three months ended March 31, 2011 and March 31, 2010, respectively were from the US geographic area.

Research and Development

Research and development expenses include internal and external costs. Internal costs include product development, regulatory support for technology, lab material and supply costs and other technical support costs, including salaries and consultant fees. External expenses consist of sponsored research studies and investigator sponsored trials. Research and development costs are expensed as incurred.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition provisions of Accounting Standard Codification (“ASC”) 718, Share-Based Payment, which was adopted using the modified-prospective transition method effective January 1, 2006. The fair value of stock options and warrants are calculated using the Black-Scholes pricing method on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Stock-based compensation to outside consultants is recorded at fair market value in general and administrative expense. See Note 10 to the consolidated financial statements for more information regarding stock-based compensation.

Income Tax

Effective January 1, 2009, we adopted the provisions of Financial Accounting Standards Board ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The interpretation applies to all tax positions accounted for and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, de-recognition and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. See Note 13 to the consolidated financial statements for more information regarding our income tax policies.

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

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of March 31, 2011, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

Under the provisions of Sections 382 and 383 of the Internal Revenue Code, a change of control, as defined, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes, that can be used to reduce future tax liabilities. As a result of the Reverse Merger, certain of the Company’s Old diaDexus tax attributes prior to the Reverse Merger are subject to an annual limitation of $240,000 for federal and state purposes.

Results of Operations

Results of Operations for The Three Months Ended March 31, 2011 and 2010.

Revenues

	Three months ended March 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Revenues:
License revenue	$76	$76	—%
Royalty revenue	1,005	879	14%
Product sales	2,240	1,512	48%
Product sales to related party	—	199	(100)%

Total net revenues	$3,321	$2,666	25%

Revenues are generated from licensing fees, royalties earned, product sales, and contract arrangements. We classify our sales to GlaxoSmithKline as sales to related party. Management does not consider the accounting classification of revenue between royalties and product sales to be particularly relevant in evaluating its operating performance. Total net revenues increased $655,000, or 25%, to $3.3 million for the three months ended March 31, 2011 compared to $2.7 million for the three months ended March 31, 2010.

The increase in net revenues reflects an increased demand for our PLAC ELISA product offset by the loss of some smaller customers due to the suspension of our TIA product in May 2010. The decrease in product sales to related party is attributable to a planned reduction in purchases based on the related party’s internal projects.

Our top four distributor and large laboratory customers for the three months ended March 31, 2011 accounted for 84% of our revenue compared to 63% for the three months ended March 31, 2010. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue may fluctuate materially.

In May 2010, we removed our PLAC TIA test from the market in order to address a heterophilic interference product performance issue. On June 30, 2010, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA product. On January 6, 2011, the FDA informed us that we were cleared for marketing the enhanced PLAC TIA product. We are currently in the process of investigating problems we observed in some PLAC TIA manufacturing lots, and as a result, we will not launch the product to the market in the second quarter of 2011 as previously expected.

Product Costs

	Three months ended March 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Product costs	$1,132	$987	15%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and overhead allocations. Product costs increased $145,000, or 15%, to $1.1 million for the three months ended March 31, 2011 compared to $987,000 for the three months ended March 31, 2010.

The increase primarily reflects expansion of quality and manufacturing group personnel expenses of approximately $88,000 and an increase in product related materials and supplies costs of approximately $44,000. Gross margin increased slightly to 66% for the three months ended March 31, 2011 compared to 63% for the three months ended March 31, 2010.

Sales and Marketing Expenses

	Three months ended March 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Sales and marketing	$1,107	$1,278	(13)%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses decreased $171,000, or 13%, to $1.1 million for the three months ended March 31, 2011 compared to $1.28 million for the three months ended March 31, 2010.

The decrease primarily reflects reductions in marketing program expenses of approximately $67,000, in marketing materials costs of approximately $58,000, and in related travel expenses of approximately $34,000, primarily as a result of the suspension of our PLAC TIA product in May 2010.

Research and Development Expenses

	Three months ended March 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Research and development	$1,492	$932	60%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses increased $560,000, or 60%, to $1.5 million for the three months ended March 31, 2011 compared to $932,000 for the three months ended March 31, 2010.

The increase primarily reflects the termination of a third party service arrangement resulting in a reduction in expense reimbursement from a third party of approximately $213,000, an increase in personnel costs of approximately $197,000, and an increase in lab materials and supply costs of approximately $97,000, both due to increased development support for the PLAC TIA product.

We expect to identify and hire additional personnel to staff our planned development activities, and we expect research and development expenses to increase as we seek to maintain and expand our position in the market for diagnostics in cardiovascular disease.

General and Administrative Expenses

	Three months ended March 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
General and administrative	$2,114	$725	192%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses increased $1.4 million, or 192%, to $2.1 million for the three months ended March 31, 2011 compared to $725,000 for the three months ended March 31, 2010.

The increase primarily reflects an increase in accounting, legal, insurance and other professional service costs of approximately $535,000, additional facility costs, including a building lease entered into by Pre-Merger VaxGen, of approximately $520,000, and additional personnel costs related to the Company’s statutory filings requirements and public company obligations of approximately $193,000.

Given our post-Reverse Merger public reporting obligations and higher costs relating to a building lease entered into by Pre-Merger VaxGen, we expect general and administrative expenses to be significantly higher in 2011 relative to pre-Reverse Merger 2010.

Interest Income, Interest Expense and Other Income (expense), net

	Three months ended March 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$17	$3	467%
Interest expense	—	(112)	(100)%
Other income (expense), net	—	2	(100)%

Total net interest and other income (expense)	$17	$(107)	(116)%

Interest income is derived from cash balances and short term investments. Interest expense is based on outstanding debt obligations. Total net interest and other income increased to $17,000 for the three months ended March 31, 2011, representing a change of $124,000 compared to a total net interest and other expense of $107,000 for the three months ended March 31, 2010.

The increase in total net interest and other income was primarily due to a decrease in interest expense for an outstanding debt facility repaid in May 2010 and a decrease of warrant liability valuation in other income (expense).

Income Taxes

	Three months ended March 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Income tax provision	$(3)	$(5)	(40)%

We generated net loss for the three months ended March 31, 2011 and had no federal income tax provision. Our effective tax rate was 0% for income tax for the three months ended March 31, 2011 and we expect that our effective tax rate for the full year 2011 will be 0%. The $3,000 income tax provision in 2011 represents state taxes paid during the three months ended March 31, 2011.

In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. At March 31, 2011, we had unrecognized tax benefits totaling $1.7 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Code.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code, a change of control, as defined, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes, that can be used to reduce future tax liabilities. As a result of the Reverse Merger, certain of the Company’s Old diaDexus tax attributes prior to the Reverse Merger are subject to an annual limitation of $240,000 for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of product to fund our operations.

As of March 31, 2011 we had cash, cash equivalents and short term investments of $18.5 million, compared to $20.4 million at December 31, 2010. The decrease primarily reflects cash used in operations for the three months ended March 31, 2011.

Net cash used in operating activities in the three months ended March 31, 2011 was $1.9 million compared to $0.9 million in the three months ended March 31, 2010. The increase of $1.0 million primarily related to the increased net loss, which was mostly driven by increased costs relating to obligations as a public company and costs associated with a building lease entered into by Pre-Merger VaxGen.

Net cash used in investing activities in the three months ended March 31, 2011 was $14.5 million, primarily due to purchases of available-for-sale investments of $17.0 million partially offset by maturities of $2.5 million. Net cash provided by investing activities of $1.7 million in the three months ended March 31, 2010 was primarily due to maturities of available-for-sale investments.

There were no financing activities in the three months ended March 31, 2011. Net cash used in financing activities for the three months ended March 31, 2010 was $1.1 million and primarily reflects principal repayment to a banking syndicate for a term loan that was repaid in May 2010.

As of March 31, 2011, we had an accumulated deficit of $190.0 million, working capital of $18.5 million and shareholders’ equity of $15.4 million. We believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needed for operating activities and commitments through at least June 30, 2012, based on our current operating plan.

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

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2011 are disclosed in the following table.

	Payment due by period (in thousands)
	Total	2011		2012	2013	2014	2015	2016+
Unconditional purchase obligations	$598	$598		—	—	—	—	—
Operating lease obligations	15,206	2,291	(1)	2,433	2,505	2,581	2,658	2,738

Total contractual commitments	$15,804	$2,889		$2,433	$2,505	$2,581	$2,658	$2,738

(1)	For the nine months ending December 31, 2011.

As part of the Reverse Merger completed on July 28, 2010, we recorded a lease obligation associated with the Pre-Merger VaxGen facility which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation.

On November 2, 2010 we received a letter from the landlord of the facility located at 349 Oyster Point Blvd., South San Francisco, California, which we lease pursuant to a lease agreement entered into by Pre-Merger VaxGen. The letter asserts claims in writing against the Company that, among other things, the Company failed to provide it with required notice of the Reverse Merger and requests that the Company establish an escrow to fund remaining sums due under the lease. The Company believes that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices intended to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

As of March 31, 2011, we had cash, cash equivalents, and short-term investments of $18.5 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will however, reduce our interest income from short-term investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

On July 28, 2010, we closed the Reverse Merger, which has been accounted for as a reverse acquisition. The financial statements and information relating to Old diaDexus, a privately held company, now constitute the financial statements and information of the “Company.” Because diaDexus was a privately held company prior to the Reverse Merger, it was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the Reverse Merger. The operations of Pre-Merger VaxGen, a publicly held company, were insignificant both before and after the Reverse Merger compared to those of the post-combination consolidated entity. As such, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of public company internal control over financial reporting for the post-combination consolidated Company. Except for the continuing design and implementation of new processes and procedures following the Reverse Merger, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On November 2, 2010 we received a letter from the landlord of the facility located at 349 Oyster Point Blvd., South San Francisco, California, which we lease pursuant to a lease agreement entered into by Pre-Merger VaxGen. The letter asserts claims in writing against the Company that, among other things, the Company failed to provide it with required notice of the Reverse Merger and requested that the Company establish an escrow to fund remaining sums due under the lease. The Company believes that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease.

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

Risks Relating to Our Business Operations

Our enhanced PLAC TIA Test was recently approved, and its reintroduction may take more time and resources than we expect.

On May 10, 2010, we began notifying our customers that we had temporarily suspended the commercialization of the PLAC TIA product, and asked customers to discontinue use of this product, due to heterophilic interference observed in a small number of samples tested. On June 30, 2010 we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA product that addressed the heterophilic interference observed in the suspended PLAC TIA product. On January 6, 2011, the FDA informed us that we were cleared for marketing the enhanced PLAC TIA product. We are currently in the process of investigating problems we observed in some PLAC TIA manufacturing lots, and as a result, we will not launch the product to the market in the second quarter of 2011 as previously expected. Our failure to reintroduce the PLAC TIA product on a timely basis (or at all) could have an adverse effect on our financial condition and our ability to maintain or expand our business.

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

Our business is characterized by a high degree of customer concentration. Our four largest distributor and large laboratory customers accounted for 81% of our accounts receivable and 84% of our revenue as of and for the three months ended March 31, 2011, respectively. The loss of one or more of these customers or a decline in revenue from one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Sales to a limited number of distributor and large laboratory customers account for a significant portion of our revenue and accounts receivable. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products (such as the suspension of our PLAC TIA Test), and changes in individual customers’ purchases of our products for profitability, inventory management or other reasons. The concentration of revenue from our top four customers for the three months ended March 31, 2011 was 84% and was 63% for the three months ended March 31, 2010. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether and when we are able to commercialize the PLAC TIA product. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large laboratory companies and distributors, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business. The concentration of accounts receivable from our top four customers as of March 31, 2011 was 81% and was 64% as of March 31, 2010.

We rely on sole source third parties to manufacture and supply certain raw materials, our main reagent and our PLAC Tests. If these manufacturers are unable to supply these raw materials, reagents and products in a timely manner, or at all, we may be unable to meet customer demand, which would have a material adverse effect on our business.

We currently depend on sole source, third party manufacturers, Denka Seiken, BioCheck, Inc., and Diazyme Laboratories, to manufacture and supply certain raw materials, our main reagent, and the different formats of our PLAC Test. We cannot assure you that these manufacturers will be able to provide these raw materials, reagents and products in quantities that are sufficient to meet demand or at all, in a timely manner, which could result in decreased revenues and loss of market share. There may be delays in the manufacturing process over which we have no control, including shortages of raw materials, labor disputes, backlog and failure to meet FDA standards. We are aware that certain of our sole source manufacturers rely on sole source suppliers with respect to materials used in our products. We rely on our third-party manufacturers to maintain their manufacturing facilities in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business. Increases in the prices we pay our manufacturers, or lapses in quality, such as failure to meet our specifications or Quality System Regulation (“QSR”) and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace an existing manufacturer may be difficult, because the number of potential manufacturers is limited. If we do undertake to negotiate terms of supply with another manufacturer or other manufacturers, our relationships with our existing manufacturers could be harmed. Any interruption in the supply of raw materials, reagents or product, or the inability to obtain these raw materials, reagents or product from alternate sources in a timely manner, could impair our ability to supply the PLAC Test and to meet the demands of our customers, which would have a material adverse effect on our business.

We are subject to extensive regulation by the FDA and other regulatory agencies and failure to comply with such regulation could have a material adverse effect on our business, financial condition, and results of operations.

Our business and our medical device products, including our PLAC Tests, are subject to extensive regulation by the FDA and other federal, state, and foreign regulatory agencies. These laws and regulations govern many aspects of our products and operations, and the products and operations of our suppliers and distributors, including premarket clearance and approval, design, development and manufacturing, labeling, packaging, safety and adverse event reporting, recalls, storage, advertising, promotion, sales and record keeping. Failure to comply with these laws and regulations could result in, among other things, warning letters, civil penalties, delays in clearance or approval of our products, recalls, and other operating restrictions, all of which could cause us to incur significant expenses.

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

We are also subject to routine inspection by the FDA and certain state agencies for compliance with QSR, which establishes the good manufacturing practices for medical devices, and Medical Device Reporting regulations, which require us to report to the FDA any incident in which one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that could cause death or serious injury. Although we believe that we have adequate processes in place to ensure compliance with these requirements, the FDA or other regulatory bodies could force us to stop manufacturing, selling or exporting our products if it concludes that we are out of compliance with applicable regulations or if it concludes that our products pose an unacceptable risk to health or are otherwise deficient in design, labeling or manufacture. Further, the ability of our suppliers to supply critical components or materials and of our distributors to sell our products could be adversely affected if their operations are determined to be out of compliance. The FDA and other regulatory bodies could also require us to recall products if we fail to comply with applicable regulations, which could force us to stop manufacturing such products. Such actions by the FDA and other regulatory bodies would adversely affect our revenues and results of operations.

Many national, regional, and local laws and regulations, including the recently-enacted healthcare reform legislation, have not been fully implemented by the regulatory authorities or adjudicated by the courts, and their provisions are open to a variety of interpretations. In the ordinary course of business, we must frequently make judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to various sanctions, including substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. Such sanctions could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business. In addition, in January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program, The FDA issued its recommendations and proposed action items in response to concerns from both within and outside of FDA about the 510(k) program. Although the FDA has not detailed the specific modifications or clarifications that the Agency intends to make to its guidances, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process, the FDA’s announced action items signal that additional regulatory requirements are likely. In particular, the FDA intends to issue a variety of draft guidances and regulations over the coming months which would, among other things, clarify when changes to a cleared medical device warrant a new 510(k) and which modifications would be eligible for a Special 510(k), establish a Unique Device Identification System, and clarify FDA’s use and application of several key terms in the 510(k) review process. These reforms, when implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the cost of compliance, or restrict our ability to maintain our current 510(k) clearances.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was approximately $190.0 million at March 31, 2011. For the three months ended March 31, 2011 and 2010, we incurred a net loss of $2.5 million and $1.4 million, respectively. We expect to continue to incur substantial net losses for at least the next few years. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

We have a significant real estate lease for a facility of approximately 65,000 square feet with current monthly minimum required expenses of approximately $200,000. The term of the lease continues until December 31, 2016. Our lease of a smaller facility continues until January 1, 2012, with current monthly minimum required expenses of approximately $90,000. We receive some reimbursement under a sublease of a portion of this property, which offsets a significant portion of our total monthly expenses under the lease and which expires after May 2011. Until such time that (i) our lease expires and we choose to move our operations to the larger facility or (ii) we are able to sublease our larger leased facility, we will incur liabilities for real estate leases significantly in excess of what is necessary for our current business. We may never be able to sublease the larger facility. Also, the landlord of the larger leased facility has previously filed lawsuits to enforce actions that the landlord believes are protective of its leasehold interests. The landlord of the larger leased facility has asserted claims in writing against us that, among other things, we failed to provide it with required notice of the Reverse Merger, and has requested that we establish an escrow to fund remaining sums due under the lease. We believe that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	[Removed and Reserved.]

None

Item 5.	Other Information.

None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1**	Distribution Agreement, effective as of January 1, 2011 (the “Inova Agreement”), by and between diaDexus, Inc. and Inova Diagnostics, Inc.

10.2**	2011 Special Programs Addendum to the Inova Agreement, effective as of January 1, 2011

10.3**	First Amendment to the Inova Agreement, effective as of January 1, 2011

10.4**	Addendum No. 3 to the Master Supply Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Berkeley HeartLab, Inc.

10.5**	Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.6**	Volume Discount Addendum to the Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.7	Volume Discount Addendum No. 2 to the Purchase Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date: May 13, 2011	By:	/ S / Patrick Plewman
Patrick Plewman
President & Chief Executive Officer

Date: May 13, 2011	By:	/ S / David J. Foster
David J. Foster
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1**	Distribution Agreement, effective as of January 1, 2011 (the “Inova Agreement”), by and between diaDexus, Inc. and Inova Diagnostics, Inc.

10.2**	2011 Special Programs Addendum to the Inova Agreement, effective as of January 1, 2011

10.3**	First Amendment to the Inova Agreement, effective as of January 1, 2011

10.4**	Addendum No. 3 to the Master Supply Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Berkeley HeartLab, Inc.

10.5**	Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.6**	Volume Discount Addendum to the Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.7	Volume Discount Addendum No. 2 to the Purchase Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.