Form 10-Q/A
period 2011-03-31
diaDexus, Inc.
filed 2011-07-07
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q of diaDexus, Inc. (the “Company”) for the first fiscal quarter ended March 31, 2011, which was originally filed on May 13, 2011 (the “Q1 Form 10-Q”). The Company is filing this Amendment solely for the purpose of re-filing Exhibits 10.1, 10.2, 10.4, 10.5 and 10.6 in connection with a request for confidential treatment. This Amendment does not modify or update any part of or information set forth in the Q1
Form 10-Q other than Exhibits 10.1, 10.2, 10.4, 10.5 and 10.6.

PART II — OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1**	Distribution Agreement, effective as of January 1, 2011 (the “Inova Agreement”), by and between diaDexus, Inc. and Inova Diagnostics, Inc.

10.2**	2011 Special Programs Addendum to the Inova Agreement, effective as of January 1, 2011

10.3**+	First Amendment to the Inova Agreement, effective as of January 1, 2011

10.4	Addendum No. 3 to the Master Supply Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Berkeley HeartLab, Inc.

10.5**	Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.6**	Volume Discount Addendum to the Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.7+	Volume Discount Addendum No. 2 to the Purchase Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
+	Filed with the Q1 Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date:	July 7, 2011	By:	/s/ James P. Panek
James P. Panek
Interim President and Chief Executive Officer

Date:	July 7, 2011	By:	/s/ David J. Foster
David J. Foster
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1**	Distribution Agreement, effective as of January 1, 2011 (the “Inova Agreement”), by and between diaDexus, Inc. and Inova Diagnostics, Inc.

10.2**	2011 Special Programs Addendum to the Inova Agreement, effective as of January 1, 2011

10.3**+	First Amendment to the Inova Agreement, effective as of January 1, 2011

10.4	Addendum No. 3 to the Master Supply Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Berkeley HeartLab, Inc.

10.5**	Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.6**	Volume Discount Addendum to the Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.7+	Volume Discount Addendum No. 2 to the Purchase Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
+	Filed with the Q1 Form 10-Q.