Form 10-Q/A
period 2010-09-30
diaDexus, Inc.
filed 2011-08-15
CIK 1036968

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q of diaDexus, Inc. (the “Company”) for the fiscal quarter ended September 30, 2010, which was originally filed on November 15, 2010 (the “Q3 2010 Form 10-Q”). The Company is filing this Amendment solely for the purpose of re-filing Exhibit 10.27 in connection with a request for extension of confidential treatment for certain of the terms in such exhibit. This amendment does not modify or update any part of or information set forth in the Q3 2010 Form 10-Q other than Exhibit 10.27.

PART II — OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1+	Restated Certificate of Incorporation of the registrant

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Patrick Plewman (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.2#	Guaranty, dated July 28, 2010, by VaxGen, Inc. in favor of Patrick Plewman (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.3#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and David Foster (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.4#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Bernard M. Alfano (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.5#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Robert Wolfert (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.6#+	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010

10.7#+	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan

10.8#+	diaDexus, Inc. Retention Bonus Plan

10.9+	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers

10.10+	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc.

10.11**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.17 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.12	Amendment No. 1 to the Collaboration Agreement, dated as of February , 1998 (incorporated by reference to Exhibit 10.18 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.13**	Amendment No. 2 to the Collaboration Agreement, dated as of July , 1998 (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.14	Amendment to the Collaboration Agreement, dated as of May 4, 1999 (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.15**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999 (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.16	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000 (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.17	Letter Amendment to Collaboration Agreement, dated as of March 30, 2000 (incorporated by reference to Exhibit 10.23 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.18**+	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline

10.19**+	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp.

10.20**+	Development, Manufacturing, and Supply Agreement, effective as of March 27, 2007 (the “Denka Seiken Agreement”), by and between diaDexus, Inc. and Denka Seiken

10.21**+	First Amendment to the Denka Seiken Agreement, effective as of July 21, 2008

10.22**+	Second Amendment to the Denka Seiken Agreement, effective as of June 1, 2009

10.23**+	Services and Supply Agreement, effective as of January 1, 2009 (the “Diazyme Agreement”), by and between diaDexus, Inc. and Diazyme Laboratories.

10.24**+	Amendment No. 01 to the Diazyme Agreement, effective as of August 17, 2009

10.25**+	Amendment No. 2 to the Diazyme Agreement, effective as of January 15, 2010

10.26**+	Amended and Restated Supply Agreement, dated as of April 11, 2010, by and between diaDexus, Inc. and BioCheck, Inc

10.27†	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc.

10.28**+	Distributor Agreement, effective as of January 30, 2007 (the “Binding Site Agreement”), by and between diaDexus, Inc. and The Binding Site Inc.

10.29+	Addendum No. 1 to the Binding Site Agreement, dated as of February 1, 2007

10.30**+	Addendum No. 2 to the Binding Site Agreement, dated as of June 15, 2007

10.31**+	Addendum No. 3 to the Binding Site Agreement, dated as of October 28, 2008

10.32**+	Business Development Addendum to the Distributor Agreement, dated as of February 1, 2010, by and between diaDexus, Inc. and Inova Diagnostics, Inc

10.33**+	Master Supply Agreement, dated as of April 1, 2009 (the “BHL Master Supply Agreement”), by and between diaDexus, Inc. and Berkeley HeartLab, Inc

10.34**+	Addendum No. 1 to the BHL Master Supply Agreement, dated as of April 1, 2010

10.35**+	Addendum No. 2 to the BHL Master Supply Agreement, dated as of May 14, 2010

10.36+	Lease, dated as of November 23, 1999, by and between Trammell Crow Northern California Development, Inc. and ViroLogic, Inc

10.37+	First Amendment to Lease Agreement, dated as of February , 2000, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.38+	Acknowledgement of Term Commencement Date, dated November 1, 2001, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.39+	Consent to Assignment and Modification of Lease, effective as of June 1, 2002, by and among diaDexus, Inc., ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.40+	Sublease, dated June 1, 2002, by and between diaDexus, Inc. and ViroLogic, Inc.

10.41+	First Amendment to Sublease, dated August 21, 2003, by and between diaDexus, Inc. and ViroLogic, Inc.

10.42+	Second Amendment to Sublease, dated October 1, 2004, by and between diaDexus, Inc. and ViroLogic, Inc.

10.43+	Third Amendment to Sublease, dated August 18, 2006, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

10.44+	Letter Agreement Regarding Sublease, dated October 10, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

10.45+	Fourth Amendment to Sublease, dated October 12, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

31.1	Certification of principal executive and financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Confidential treatment has been granted with respect to certain portions of this agreement.
+	Filed with the Q3 2010 Form 10-Q.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date: August 15, 2011	By:	/s/ James P. Panek
James P. Panek
Interim President and Chief Executive Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1+	Restated Certificate of Incorporation of the registrant

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Patrick Plewman (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.2#	Guaranty, dated July 28, 2010, by VaxGen, Inc. in favor of Patrick Plewman (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.3#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and David Foster (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.4#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Bernard M. Alfano (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.5#	Amended and Restated Employment Agreement, effective May 1, 2008, by and between diaDexus, Inc. and Robert Wolfert (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 2, 2010)

10.6#+	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010

10.7#+	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan

10.8#+	diaDexus, Inc. Retention Bonus Plan

10.9+	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers

10.10+	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc.

10.11**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.17 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.12	Amendment No. 1 to the Collaboration Agreement, dated as of February , 1998 (incorporated by reference to Exhibit 10.18 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.13**	Amendment No. 2 to the Collaboration Agreement, dated as of July , 1998 (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.14	Amendment to the Collaboration Agreement, dated as of May 4, 1999 (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.15**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999 (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.16	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000 (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.17	Letter Amendment to Collaboration Agreement, dated as of March 30, 2000 (incorporated by reference to Exhibit 10.23 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.18**+	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline

10.19**+	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp.

10.20**+	Development, Manufacturing, and Supply Agreement, effective as of March 27, 2007 (the “Denka Seiken Agreement”), by and between diaDexus, Inc. and Denka Seiken

10.21**+	First Amendment to the Denka Seiken Agreement, effective as of July 21, 2008

10.22**+	Second Amendment to the Denka Seiken Agreement, effective as of June 1, 2009

10.23**+	Services and Supply Agreement, effective as of January 1, 2009 (the “Diazyme Agreement”), by and between diaDexus, Inc. and Diazyme Laboratories.

10.24**+	Amendment No. 01 to the Diazyme Agreement, effective as of August 17, 2009

10.25**+	Amendment No. 2 to the Diazyme Agreement, effective as of January 15, 2010

10.26**+	Amended and Restated Supply Agreement, dated as of April 11, 2010, by and between diaDexus, Inc. and BioCheck, Inc

10.27†	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc.

10.28**+	Distributor Agreement, effective as of January 30, 2007 (the “Binding Site Agreement”), by and between diaDexus, Inc. and The Binding Site Inc.

10.29+	Addendum No. 1 to the Binding Site Agreement, dated as of February 1, 2007

10.30**+	Addendum No. 2 to the Binding Site Agreement, dated as of June 15, 2007

10.31**+	Addendum No. 3 to the Binding Site Agreement, dated as of October 28, 2008

10.32**+	Business Development Addendum to the Distributor Agreement, dated as of February 1, 2010, by and between diaDexus, Inc. and Inova Diagnostics, Inc

10.33**+	Master Supply Agreement, dated as of April 1, 2009 (the “BHL Master Supply Agreement”), by and between diaDexus, Inc. and Berkeley HeartLab, Inc

10.34**+	Addendum No. 1 to the BHL Master Supply Agreement, dated as of April 1, 2010

10.35**+	Addendum No. 2 to the BHL Master Supply Agreement, dated as of May 14, 2010

10.36+	Lease, dated as of November 23, 1999, by and between Trammell Crow Northern California Development, Inc. and ViroLogic, Inc

10.37+	First Amendment to Lease Agreement, dated as of February , 2000, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.38+	Acknowledgement of Term Commencement Date, dated November 1, 2001, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.39+	Consent to Assignment and Modification of Lease, effective as of June 1, 2002, by and among diaDexus, Inc., ARE-Technology Center SSF, LLC and ViroLogic, Inc.

10.40+	Sublease, dated June 1, 2002, by and between diaDexus, Inc. and ViroLogic, Inc.

10.41+	First Amendment to Sublease, dated August 21, 2003, by and between diaDexus, Inc. and ViroLogic, Inc.

10.42+	Second Amendment to Sublease, dated October 1, 2004, by and between diaDexus, Inc. and ViroLogic, Inc.

10.43+	Third Amendment to Sublease, dated August 18, 2006, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

10.44+	Letter Agreement Regarding Sublease, dated October 10, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

10.45+	Fourth Amendment to Sublease, dated October 12, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc.

31.1	Certification of principal executive and financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Confidential treatment has been granted with respect to certain portions of this agreement.
+	Filed with the Q3 2010 Form 10-Q.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.