Form 10-Q
period 2011-06-30
diaDexus, Inc.
filed 2011-08-15
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 53,067,057 as of August 8, 2011.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIADEXUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,083	$20,394
Short-term marketable securities	9,726	—
Accounts receivable, net of allowance for doubtful accounts of $0 and rebate reserve of $62, respectively, and $0 and $0 at June 30, 2011 and December 31, 2010, respectively	1,329	1,543
Receivable from related party	—	175
Inventories	128	105
Restricted cash	400	—
Assets held for sale	308	308
Prepaid expenses and other current assets	1,355	1,046

Total current assets	19,329	23,571
Long-term investments	1,000	—
Restricted cash	1,400	1,800
Property and equipment, net	465	580
Other long-term assets	35	128

Total assets	$22,229	$26,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$503	$445
Deferred revenues, current portion	322	305
Deferred rent, current portion	42	103
Unfavorable lease obligations	426	363
Accrued and other current liabilities	2,674	1,930

Total current liabilities	3,967	3,146
Long-term deferred rent	159	52
Non-current portion of unfavorable lease obligation	3,315	3,555
Non-current portion of deferred revenue	683	835
Other long term liabilities	766	646

Total liabilities	8,890	8,234

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 65,000,000 shares authorized; 53,067,057 shares issued and outstanding at June 30, 2011 and December 31, 2010	531	531
Additional paid-in capital	205,236	204,774
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(192,426)	(187,460)

Total stockholders’ equity	13,339	17,845

Total liabilities and stockholders’ equity	$22,229	$26,079

See accompanying notes to condensed consolidated financial statements.

DIADEXUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues:
License revenue	$77	$77	$153	$153
Royalty revenue	944	866	1,949	1,745
Product sales	2,646	1,548	4,886	3,060
Product sales to related party	160	141	160	340

Total revenues	3,827	2,632	7,148	5,298

Operating costs and expenses:
Product costs	$1,205	$1,260	$2,337	$2,247
Sales and marketing	977	1,374	2,084	2,652
Research and development	1,274	1,047	2,766	1,979
General and administrative	2,842	930	4,956	1,655

Total operating costs and expenses	6,298	4,611	12,143	8,533

Loss from operations	(2,471)	(1,979)	(4,995)	(3,235)
Interest income, interest expense and other income (expense), net:
Interest income	15	1	32	4
Interest expense	—	(186)	—	(298)
Other income (expense), net	—	1	—	3

Loss before income tax	(2,456)	(2,163)	(4,963)	(3,526)
Income tax	—	—	(3)	(5)

Net loss	$(2,456)	$(2,163)	$(4,966)	$(3,531)

Basic and diluted net loss per share:	$(0.05)	$(0.11)	$(0.09)	$(0.19)

Weighted average shares used in computing basic and diluted net loss per share	53,067,057	19,059,144	53,067,057	19,059,144

See accompanying notes to condensed consolidated financial statements.

DIADEXUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Operating activities:
Net loss	$(4,966)	$(3,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262	443
Stock-based compensation	462	55
Amortization on investments	136	12
Provision for doubtful account	—	166
Provision for rebate reserve	62	193
Inventory write-off	—	249
Noncash other interest expense (income)	12	(3)
Noncash interest associated with notes payable	—	66
Unfavorable lease	(177)	—
Changes in operating assets and liabilities
Accounts receivable	152	156
Accounts receivable from related party	175	120
Inventory	(23)	(158)
Prepaid expenses, other current assets and other long-term assets	(216)	(381)
Accounts payable	58	63
Accrued liabilities and other long term liabilities	852	182
Deferred rent	46	(87)
Deferred revenue	(135)	(154)

Net cash used in operating activities	(3,300)	(2,609)

Investing activities:
Purchases of property and equipment	(147)	(4)
Maturities of available-for-sale investments	8,357	2,250
Purchases of available-for-sale investments	(19,221)	—

Net cash provided by (used in) investing activities	(11,011)	2,246

Financing activities:
Principal repayment of loan	—	(3,599)
Proceeds from issuance of notes to VaxGen, Inc.	—	4,000
Proceeds from issuance of notes to shareholders	—	1,500

Net cash provided by investing activities	—	1,901

Net increase (decrease) in cash and cash equivalents	(14,311)	1,538
Cash and cash equivalents, beginning of period	20,394	2,539

Cash and cash equivalents, end of period	$6,083	$4,077

Supplemental disclosure:
Cash paid for interest	$—	$528

See accompanying notes to condensed consolidated financial statements.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business Overview

Formation and Business of the Company

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

The diaDexus PLAC® Test for Lp-PLA2 provides new information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. The Company has commercialized two formats of the PLAC Test, an enzyme-linked-immunosorbent serologic assay (“ELISA”) product and a turbidimetric immunoassay (“TIA”) product.

On May 10, 2010, we removed our PLAC TIA Test from the market in order to address heterophilic interference observed in the PLAC TIA product. On June 30, 2010, we submitted a premarket notification to the United States Food and Drug Administration (the “FDA”) seeking clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FDCA”) to market an enhanced PLAC TIA product that addresses the heterophilic interference observed in the suspended PLAC TIA product. On January 6, 2011, the FDA informed the Company that it was cleared for marketing the enhanced version of its proprietary PLAC TIA Test. The Company has not yet reintroduced the product to the market as it is investigating manufacturing issues which appear to be affecting its performance and stability. While the Company has been successful to date in referring or converting many PLAC TIA customers to those laboratories capable of using the PLAC ELISA Test, commercialization of an assay capable of running on automated clinical chemistry analyzers, such as the PLAC TIA product, is important for the expansion of the PLAC Test market and revenue growth.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market a new automated Lp-PLA2 activity assay. This new assay measures the activity of the Lp-PLA2 enzyme in the blood stream, while the currently marketed PLAC ELISA mass assay measures the concentration of the enzyme. If cleared by the FDA, the new Lp-PLA2 activity assay, like the PLAC TIA Test, will be capable of running on automated, high throughput clinical chemistry analyzers. The Company is continuing to evaluate its options and plans for commercialization of the PLAC TIA and/or the new automated Lp-PLA2 activity assay as it resolves the PLAC TIA manufacturing issues and as the Lp-PLA2 activity assay clearance process progresses.

On June 29, 2011, we announced that Patrick Plewman resigned as President and Chief Executive Officer and as a director of the Company, effective as of July 1, 2011. Also effective as of July 1, 2011, our Board of Directors appointed director James P. Panek to serve as interim President and Chief Executive Officer and director Brian E. Ward, Ph.D. to serve as interim Chief Operating Officer. Our Executive Vice President and Chief Financial Officer, David J. Foster, resigned effective as of July 7, 2011. We are currently conducting a search for a permanent chief executive officer and a chief financial officer.

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

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

The Reverse Merger has been accounted for as a reverse acquisition of net assets. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the Company, with the results of VaxGen, Inc. being included from July 28, 2010. Immediately following the closing of the Reverse Merger, Old diaDexus designees to the Company’s Board of Directors represented a majority of the Company’s directors, Old diaDexus’ senior management represented the entire senior management of the Company and the operations formerly conducted by Old diaDexus were the sole revenue producing operations as well as the only continuing development effort of the Company. For periods prior to the closing of the Reverse Merger, therefore, the information in these notes to consolidated financial statements relates to the historical business and operations of Old diaDexus. Certain portions of this Quarterly Report on Form 10-Q may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to the Company’s business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for the quarter ended June 30, 2011 or future periods.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, unaudited condensed consolidated financial statements have been prepared on a consistent basis with December 31, 2010 audited financial statements and include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company’s consolidated financial positions as of June 30, 2011. Operating results for the both three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other future period. Upon the closing of the Reverse Merger, diaDexus became subject to significant expenses relating to property leases and obligations as a public company. These additional expenses are reflected in our results of operations only from July 28, 2010, the closing date of the Reverse Merger.

All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

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

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 22, 2011, and have not changed significantly as of June 30, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement and is intended to result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments are to be applied prospectively and are effective for public entities during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Inasmuch as the guidance is limited to enhanced disclosures, the adoption is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income (“OCI”) in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of equity. One option allows an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternately, companies may present an OCI statement separate from the net income statement; however, the two statements will have to appear consecutively within a financial report. This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share. For public companies, this ASU is effective for periods beginning after December 15, 2011. The Company will adopt the OCI presentation requirements required by ASU No. 2011-05 beginning with its first quarter in 2012.

3. Cash, Cash Equivalents and Investments

As part of its cash management program, the Company maintains a portfolio of marketable investment securities that expire at various dates through August 16, 2012. The securities are investment grade and generally mature within one year and include tax exempt securities and certificates of deposit. The fair value of substantially all securities is determined by quoted market prices. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The following is a summary of cash, cash equivalents, and available-for-sale securities at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$2,861	$—	$—	$2,861
Money market funds	3,222	—	—	3,222

Total cash and cash equivalents	$6,083	$—	$—	$6,083

Available-for-sale marketable securities:
Commercial paper	3,498	1	—	3,499
Corporate notes	5,480	—	(3)	5,477
US government agency obligations	1,750	—	—	1,750

Total available-for-sale marketable securities	$10,728	$1	$(3)	$10,726

	December 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$393	$—	$—	$393
Money market funds	20,001	—	—	20,001

Total cash and cash equivalents	$20,394	$—	$—	$20,394

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements
	Balance at June 30, 2011	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$2,861	$2,861	$—	$—
Money market funds	3,222	3,222	—	—
Commercial paper	3,499	—	3,499	—
Corporate notes	5,477	—	5,477	—
US government agency obligations	1,750	—	1,750	—
Restricted cash	1,800	—	1,800	—

	$18,609	$6,083	$12,526	$—

		Fair Value Measurements
	Balance at December 31, 2010	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$393	$393	$—	$—
Money market funds	20,001	20,001	—	—
Restricted cash	1,800	—	1,800	—

	$22,194	$20,394	$1,800	$—

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

4. Inventory

Inventory consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Finished goods	$72	$68
Work-in-process	56	37

	$128	$105

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

Total assets held for sale as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

		Fair Value Measurements Using
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, 2011 Gains (Losses)
Assets held for sale	$308	$—	$—	$308	$—

		Fair Value Measurements Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period from July 28, 2010 through December 31, 2010 Total Gains (Losses)
Assets held for sale	$308	$—	$—	$308	$(2)

The measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. There was no impairment charge for both the three and six months ended June 30, 2011. Management is in the process of making a determination regarding the final disposition of these assets.

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

Office and Laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Lesser of term of lease agreement or economic lives of related assets

The following is a summary of property and equipment at cost less accumulated depreciation as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Laboratory equipment	$4,683	$4,560
Leasehold improvements	7,686	7,686
Computer and software	1,867	1,843
Furniture and fixtures	804	804

Subtotal	15,040	14,893
Less: Accumulated depreciation and amortization	(14,575)	(14,313)

Property and equipment, net	$465	$580

Depreciation and amortization expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.4 million, respectively, for the same periods in 2010.

7. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Accrued payroll and related expenses	$1,288	$1,139
Advance payment from customer	360	—
Accrued legal and patent expense	235	59
Accrued royalty expense	163	153
Accrued consulting expenses	144	109
Accrued sales tax	98	26
Collaborative research obligations	95	42
Deferred sublease payment	50	122
Other current liabilities	241	280

Total accrued and other current liabilities	$2,674	$1,930

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

8. Concentration of Credit Risk

Revenues from the following four distributors and large laboratory customers represented a significant portion of total revenue for both the three and six months ended June 30, 2011 and 2010 and accounts receivable as of June 30, 2011 and December 31, 2010:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2011	2010	2011	2010	2011	2010
Customer A	34%	—%	18%	—%	43%	—%
Customer B	23%	23%	36%	20%	—%	26%
Customer C	13%	22%	14%	22%	29%	27%
Customer D	10%	6%	10%	7%	19%	14%

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

The effect of the options and warrants was anti-dilutive for both the three and six months ended June 30, 2011 and 2010. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of June 30,
	2011	2010
Options to purchase common stock	6,881	1,124
Warrants to purchase common stock	10	2,073

Total	6,891	3,197

Comprehensive loss for the Company for the three and six months ended June 30, 2011 was $2.5 million and $5.0 million, respectively, and $2.1 million and $3.5 million, respectively, for the same periods in 2010.

10. Stock Based Compensation

Stock Option Plans

Pre-Reverse Merger

The Company’s Board of Directors adopted the 2000 Equity Incentive Plan (the “2000 Plan”) and reserved a total of 25,709,911 shares of the Company’s Common Stock for issuance thereunder, of which 2,200,000 shares were converted from the 1997 Incentive Plan (“1997 Plan”). These shares of the Company’s Common Stock were reserved for issuance to employees and consultants of the Company. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than the estimated fair value at date of grant for incentive stock options or 85% of the estimated fair value for nonstatutory stock options).

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

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

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

Post-Reverse Merger

Following the closing of the Reverse Merger, the Company had the following stock option plans:

1996 Stock Option Plan

The 1996 Stock Option Plan (the “Plan”) initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant.

Following the Reverse Merger, existing employees were granted new options under the Plan based on their pre-Reverse Merger option grant proportions and vested options under the cancelled Old diaDexus 2000 Plan and 2010 Plan. At June 30, 2011, options for 6,680,609 shares were outstanding and 1,273,787 shares were available for grant under the Plan.

1998 Director Stock Option Plan

The 1998 Director Stock Option Plan (the “Director Plan”) for non-employee directors has 300,000 shares of common stock authorized for issuance. All grants under this plan were suspended in 2005.

The following is a summary of the Company’s stock option activity and related information for the period ended June 30, 2011:

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	—	—	0.0%	0.0%
Risk-free interest rate	—	—	1.56%	2.10%
Expected volatility	—	—	90.44%	51.44%
Forfeiture rate	—	—	11.57%	12.65%
Expected term (years)	—	—	4.27	4.20
Fair value per share at grant date	—	—	$0.26	$0.01

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock option represents the weighted-average period the stock options are expected to remain outstanding and is based on the options vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. There were no option grants for the three months ended June 30, 2011 and 2010.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the three and six months ended June 30, 2011 and 2010, which was incurred as follows: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock compensation expense:
Product costs	$3	$—	$6	$1
Research and development	21	6	43	13
Sales and marketing	13	8	26	17
General and administrative	331	11	387	24

Total stock compensation expense	$368	$25	$462	$55

Employee Stock-Based Compensation

The table below presents information related to stock option activity under the Plan, net of options previously exercised, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,948,517	$0.90
Options granted	402,000	0.39
Options exercised	—	—
Options cancelled/forfeited/expired	(469,908)	5.59

Outstanding at June 30, 2011	6,880,609	$0.55	6.78	$490,079

Exercisable at June 30, 2011	4,016,225	$0.75	5.08	$300,398

Vested and expected to vest at June 30, 2011	6,513,700	$0.57	6.64	$467,140

The aggregate intrinsic value of stock options exercisable at June 30, 2011 was $300,000 and the aggregate intrinsic value of stock options outstanding was $490,000.

The following table summarizes information relating to stock options outstanding as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - $0.26	6,101,609	6.67	$0.26	3,746,225	$0.26
$0.30 - $0.30	6,000	9.22	0.30	—	—
$0.33 - $0.33	171,000	9.35	0.33	70,000	0.33
$0.39 - $0.39	402,000	9.56	0.39	—	—
$4.57 - $4.57	50,000	2.05	4.57	50,000	4.57
$7.74 - $7.74	40,000	0.91	7.74	40,000	7.74
$8.74 - $8.74	20,000	2.39	8.74	20,000	8.74
$12.27 - $12.27	30,000	3.31	12.27	30,000	12.27
$14.30 - $14.30	20,000	1.60	14.30	20,000	14.30
$15.71 - $15.71	40,000	2.90	15.71	40,000	15.71

$0.26 - $15.71	6,880,609	6.78	$0.55	4,016,225	$0.75

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options generally vest monthly over one year.

Stock based compensation expense recognized during both the three and six months ended June 30, 2011 and 2010 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of June 30, 2011, the total remaining unrecognized cost was approximately $0.5 million to be recognized over the next 2.26 years.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance at June 30, 2011 and 2010 as follows:

	As of June 30,
	2011	2010
Options to purchase common stock	6,880,609	1,124,340
Warrants to purchase common stock	10,000	2,073,062
Shares available for option grants	1,403,787	7,849,630

Total	8,294,396	11,047,032

In October 2004, Pre-Merger VaxGen granted stock options for 30,000 shares outside the approved plans to a new director with an exercise price of $12.27 per share. These options were granted without stockholder approval, but pursuant to NASDAQ Marketplace Rules then applicable to Pre-Merger VaxGen on terms that are substantially in accordance with Pre-Merger VaxGen’s standard stock option terms. As of June 30, 2011, none of these stock options have been exercised or repurchased.

11. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy. There were no warrants issued for both the three and six months ended June 30, 2011 and there were warrants outstanding to purchase 10,000 shares of the Company’s common stock, with a weighted average exercise price of $20.25 per share and an aggregate exercise price of $0.2 million.

The following table summarizes information about all callable warrants outstanding as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$20.25 - $20.25	10,000	0.25	$20.25	10,000	$20.25

	10,000	0.25	$20.25	10,000	$20.25

12. Leases, Commitments and Contingencies

The Company leases certain office facilities under long-term, non-cancelable operating lease agreements. The operating leases expire at various dates through 2016. The Company subleases a portion of one of its leased facilities on a month-to-month arrangement, with the underlying lease expiring on January 1, 2012.

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

Rent expense for our office facilities was $761,000 and $1.5 million for the three and six months ended June 30, 2011, respectively, and $394,000 and $789,000 for the three and six months ended June 30, 2010, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $201,000 and $155,000 at June 30, 2011 and December 31, 2010, respectively, is included in the accompanying balance sheet.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

Rental income from the sublease was $293,000 and $658,000 for the three and six months ended June 30, 2011, respectively, and $357,000 and $714,000 for the three and six months ended June 30, 2010, respectively. This has been included as a reduction to operating expenses in the statement of operations.

Future minimum annual lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2011(1)	1,614
2012	2,433
2013	2,505
2014	2,581
2015	2,658
Thereafter	2,738

Total minimum lease payments	$14,529

(1)	For the six months ending December 31, 2011

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

13. Income Taxes

Provision for Income Tax

The Company’s effective tax rate was 0% for income tax for both the three and six months ended June 30, 2011 and the Company expects that its effective tax rate for the full year 2011 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of June 30, 2011 was $1.7 million, all of which will not affect the effective tax rate if recognized due to valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(Unaudited)

The Company had accrued interest of $398,461 as of June 30, 2011 related to uncertain tax positions.

14. Subsequent Events

None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward—Looking Statements

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward –looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	our ability to maintain regulatory clearance for and successfully commercialize our PLAC Test;

•	our ability to obtain regulatory clearance for and successfully commercialize our new automated Lp-PLA2 activity assay and any new diagnostic products;

•	our ability to hire and retain a chief executive officer and chief financial officer, and to attract, retain and motivate other qualified personnel;

•	our relationship with key customers;

•	our reliance on sole source third party manufacturers to manufacture and supply our main reagent and our PLAC Test;

•	the effects of government regulation and our ability to comply with such regulations;

•	our ability to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in prospective clinical studies;

•	the rate of adoption of the PLAC Test by doctors and laboratories;

•	third party payors’ acceptance of and reimbursement for the PLAC Test;

•	our limited revenue and cash resources;

•	the adequacy of our intellectual property rights;

•	our significant corporate expenses, including real estate lease liabilities and expenses associated with being a public company; and

•	the other risks described below in Part II, Item 1A (“Risk Factors”).

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

The Reverse Merger has been accounted for as a reverse acquisition. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the Company, with the results of VaxGen, Inc. being included from July 28, 2010. Immediately following the closing of the Reverse Merger, Old diaDexus designees to the Company’s Board of Directors represented a majority of the Company’s directors, Old diaDexus’ senior management represented the entire senior management of the Company and the operations formerly conducted by Old diaDexus were the sole revenue producing operations as well as the only continuing development effort of the Company. For periods prior to the closing of the Reverse Merger, therefore, our discussion below relates to the historical business and operations of Old diaDexus. Certain portions of this Quarterly Report on Form 10-Q may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to our business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for both the three and six months ended June 30, 2011 or future periods.

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

The diaDexus PLAC Test for Lp-PLA2 provides new information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two formats of the PLAC Test, an enzyme-linked-immunosorbent serologic assay (ELISA) product and a turbidimetric immunoassay (TIA) product.

On May 10, 2010, we removed our PLAC TIA Test from the market in order to address heterophilic interference observed in the PLAC TIA product. On June 30, 2010, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA product that addresses the heterophilic interference observed in the suspended PLAC TIA product. On January 6, 2011, the FDA informed the Company that it was cleared for marketing the enhanced version of its proprietary PLAC TIA Test. The Company has not yet reintroduced the product to the market as it is investigating manufacturing issues which appear to be affecting its performance and stability. While the Company has been successful to date in referring or converting many PLAC TIA customers to those laboratories capable of using the PLAC ELISA Test, commercialization of an assay capable of running on automated clinical chemistry analyzers, such as the PLAC TIA product, is important for the expansion of the PLAC Test market and revenue growth.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market a new automated Lp-PLA2 activity assay. This new assay measures the activity of the Lp-PLA2 enzyme in the blood stream, while the currently marketed PLAC ELISA mass assay measures the concentration of the enzyme. If cleared by the FDA, the new Lp-PLA2 activity assay, like the PLAC TIA Test, will be capable of running on automated, high throughput clinical chemistry analyzers. The Company is continuing to evaluate its options and plans for commercialization of the PLAC TIA and/or the new automated Lp-PLA2 activity assay as it resolves the PLAC TIA manufacturing issues and as the Lp-PLA2 activity assay clearance process progresses.

On June 29, 2011, we announced that Patrick Plewman resigned as President and Chief Executive Officer and as a director of the Company, effective as of July 1, 2011. Also effective as of July 1, 2011, our Board of Directors appointed director James P. Panek to serve as interim President and Chief Executive Officer and director Brian E. Ward, Ph.D. to serve as interim Chief Operating Officer. Our Executive Vice President and Chief Financial Officer, David J. Foster, resigned effective as of July 7, 2011. We are currently conducting a search for a permanent chief executive officer and a chief financial officer.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates, judgments and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with SEC on March 22, 2011. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Results of Operations

Results of Operations for The Three and Six Months Ended June 30, 2011 and 2010.

Revenues

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Revenues:
License revenue	$77	$77	—%	$153	$153	—%
Royalty revenue	944	866	9%	1,949	1,745	12%
Product sales	2,646	1,548	71%	4,886	3,060	60%
Product sales to related party	160	141	13%	160	340	(53)%

Total net revenues	$3,827	$2,632	45%	7,148	$5,298	35%

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
United States	$3,752	$2,593	$7,034	$5,170
Europe	46	35	82	116
Rest of the world	29	4	32	12

	$3,827	$2,632	$7,148	$5,298

Over 98% of our revenues were from the US geographic area for both the three and six months ended June 30, 2011 and 2010.

Revenues are generated from licensing fees, royalties earned, product sales, and contract arrangements. We classify our sales to GlaxoSmithKline as sales to related party. The accounting classification of revenue between royalties and product sales relates to the alternate sales channels used by the Company, and as such, we believe that operating performance is most effectively evaluated by examining total net revenues. Total net revenues were $3.8 million and $7.1 million for the three and six months ended June 30, 2011, respectively, compared to $2.6 million and $5.3 million for the three and six months ended June 30, 2010, respectively.

The increase in net revenues reflects an increased demand for our PLAC ELISA product offset by the loss of some smaller customers due to the suspension of our TIA product in May 2010. The decrease in product sales to related party is attributable to a planned reduction in purchases based on the related party’s internal projects.

Our top four distributor and large laboratory customers accounted for 80% and 78% of our net revenues for the three and six months ended June 30, 2011, respectively, compared to 62% for both the three and six months ended June 30, 2010. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue may fluctuate materially.

In May 2010, we removed our PLAC TIA Test from the market in order to address a heterophilic interference product performance issue. On June 30, 2010, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA product. On January 6, 2011, the FDA informed us that we were cleared for marketing the enhanced PLAC TIA product. The Company has not yet reintroduced the product to the market as it is investigating manufacturing issues which appear to be affecting its performance and stability, but we have been successful to date in referring or converting many PLAC TIA customers to those laboratories capable of using the PLAC ELISA Test.

Product Costs

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Product costs	1,205	1,260	(4)%	2,337	2,247	4%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and overhead allocations. Product costs decreased $55,000, or 4% to $1.2 million for the three months ended June 30, 2011 compared to $1.3 million for the three months ended June 30, 2010. This decrease primarily reflects an increase in product-related materials and supplies costs of approximately $191,000 and an increase in personnel costs of approximately $70,000. This increase was offset by an inventory write-off and other expenses related to the suspension of the PLAC TIA product of approximately $304,000 incurred for the three months ended June 30, 2010.

Product costs increased $90,000, or 4%, to $2.3 million for the six months ended June 30, 2011 compared to $2.2 million for the six months ended June 30, 2010. The increase primarily reflects an increase in product-related materials and supplies costs of approximately $322,000 and an increase in personnel costs of approximately $159,000. This increase was partially offset by an inventory write-off and other expenses related to the suspension of the PLAC TIA product of approximately $369,000 incurred for the six months ended June 30, 2010.

Sales and Marketing Expenses

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Sales and marketing expenses	977	1,374	(29)%	2,084	2,652	(21)%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses decreased $397,000, or 29%, to $1.0 million for the three months ended June 30, 2011 compared to $1.4 million for the three months ended June 30, 2010. The decrease primarily reflects reductions in personnel expenses of approximately $179,000, in travel expenses of approximately $69,000, in marketing materials costs of approximately $65,000, and in marketing program expenses of approximately $28,000, primarily as a result of the suspension of our PLAC TIA product in May 2010.

Sales and marketing expenses decreased $568,000, or 21%, to $2.1 million for the six months ended June 30, 2011 compared to $2.7 million for the six months ended June 30, 2010. The decrease primarily reflects reductions in personnel expenses of approximately $147,000, in marketing materials costs of approximately $124,000, in marketing program expenses of approximately $115,000, and in travel expenses of approximately $103,000, primarily as a result of the suspension of our PLAC TIA product in May 2010.

We expect to identify and hire additional personnel to staff our sales and marketing department as we develop and commercialize new products to maintain and expand our position in the market for diagnostics in cardiovascular disease.

Research and Development Expenses

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Research and development expenses	1,274	1,047	22%	2,766	1,979	40%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses increased $227,000, or 22%, to $1.3 million for the three months ended June 30, 2011 compared to $1.0 million for the three months ended June 30, 2010. This increase primarily reflects the termination of an expense reimbursement in 2010 from a third party of approximately $207,000.

Research and development expenses increased $787,000, or 40%, to $2.8 million for the six months ended June 30, 2011 compared to $2.0 million for the six months ended June 30, 2010. This increase primarily reflects the termination of an expense reimbursement in 2010 from a third party of approximately $420,000 and an increase in personnel cost of $363,000 due to expansion of development support for PLAC products and Activity assay.

We expect to identify and hire additional personnel to staff our planned development activities, and we expect research and development expenses to increase as we seek to maintain and expand our position in the market for diagnostics in cardiovascular disease.

General and Administrative Expenses

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
General and administrative expenses	2,842	930	206%	4,956	1,655	199%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses increased $1.9 million, or 206%, to $2.8 million for the three months ended June 30, 2011 compared to $930,000 for the three months ended June 30, 2010. The increase primarily reflects severance costs of $861,000, predominately those costs associated with the resignation of the Company’s former CEO, an increase in additional facility costs, including a building lease entered into by Pre-Merger VaxGen, of approximately $677,000, an increase in accounting, legal, insurance and other professional service costs of approximately $236,000, and additional personnel costs related to the Company’s statutory filings requirements and public company obligations of approximately $95,000.

General and administrative expenses increased $3.3 million, or 199%, to $5 million for the six months ended June 30, 2011 compared to $1.7 million for the six months ended June 30, 2010. The increase primarily reflects an increase in additional facility costs, including a building lease entered into by Pre-Merger VaxGen, of approximately $1.4 million, severance costs of $861,000, predominately those costs associated with the resignation of the Company’s former CEO, an increase in accounting, legal, insurance and other professional service costs of approximately $726,000, and additional personnel costs related to the Company’s statutory filings requirements and public company obligations of approximately $268,000.

Given our post-Reverse Merger public reporting obligations and higher costs relating to a building lease entered into by Pre-Merger VaxGen, we expect general and administrative expenses to be significantly higher in 2011 relative to 2010.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$15	$1	1400%	$32	$4	700%
Interest expense	—	(186)	(100)%	—	(298)	(100)%
Other income (expense), net	—	1	(100)%	—	3	(100)%

Total Interest and other income (expense)	$15	$(184)	(108)%	$32	$(291)	(111)%

Interest income is derived from cash balances and short term investments. Interest expense is based on outstanding debt obligations. Total net interest and other income increased to $15,000 for the three months ended June 30, 2011, representing a change of $199,000 compared to a total net interest and other expense of $184,000 for the three months ended June 30, 2010.

Total net interest and other income increased to $32,000 for the six months ended June 30, 2011, representing a change of $323,000 compared to a total net interest and other expense of $291,000 for the six months ended June 30, 2010.

Both the increase in total net interest and other income was primarily due to a decrease in interest expense for an outstanding debt facility repaid in May 2010 and a decrease of warrant liability valuation in other income (expense).

Income Taxes

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Income tax provision	—	—	—	(3)	(5)	40%

We generated net loss for both the three and six months ended June 30, 2011 and had no federal income tax provision. Our effective tax rate was 0% for income tax for the six months ended June 30, 2011 and we expect that our effective tax rate for the full year 2011 will be 0%. The $3,000 income tax provision in 2011 represents state taxes paid during 2011.

In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. At June 30, 2011, we had unrecognized tax benefits totaling $1.7 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Code.

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

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of product, to fund our operations.

As of June 30, 2011 we had cash, cash equivalents, short-term and long-term investments of $16.8 million, compared to $20.4 million at December 31, 2010. The decrease primarily reflects cash used in operations for the six months ended June 30, 2011.

Net cash used in operating activities in the six months ended June 30, 2011 was $3.3 million compared to $2.6 million in the six months ended June 30, 2010. The increase of $0.7 million primarily related to the increased net loss, which was mostly driven by increased costs relating to obligations as a public company and costs associated with a building lease entered into by Pre-Merger VaxGen.

Net cash used in investing activities in the six months ended June 30, 2011 was $11.0 million, primarily due to purchases of available-for-sale investments of $19.2 million partially offset by maturities of $8.4 million. Net cash provided by investing activities of $2.2 million in the six months ended June 30, 2010 was primarily due to maturities of available-for-sale investments.

There were no financing activities in the six months ended June 30, 2011. Net cash provided by financing activities for the six months ended June 30, 2010 was $1.9 million and primarily reflects principal repayment to a banking syndicate for a term loan that was repaid in May 2010.

As of June 30, 2011, we had an accumulated deficit of $192.4 million, working capital of $15.4 million and shareholders’ equity of $13.3 million. We believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needed for operating activities and commitments through at least the middle of 2012, based on our current operating plan.

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

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2011 are disclosed in the following table.

	Payment due by period (in thousands)
	Total	2011		2012	2013	2014	2015	2016+
Unconditional purchase obligations	$420	$420		—	—	—	—	—
Operating lease obligations	14,529	1,614	(1)	2,433	2,505	2,581	2,658	2,738

Total contractual commitments	$14,949	$2,034		$2,433	$2,505	$2,581	$2,658	$2,738

(1)	For the six months ending December 31, 2011.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB on fair value measurement and is intended to result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments are to be applied prospectively and are effective for public entities during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Inasmuch as the guidance is limited to enhanced disclosures, the adoption is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU increases the prominence of other comprehensive income (“OCI”) in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of equity. One option allows an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternately, companies may present an OCI statement separate from the net income statement; however, the two statements will have to appear consecutively within a financial report. This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share. For public companies, this ASU is effective for periods beginning after December 15, 2011. The Company will adopt the OCI presentation requirements required by ASU No. 2011-05 beginning with its first quarter in 2012.

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

As of June 30, 2011, we had cash, cash equivalents, short-term and long-term investments of $16.8 million, consisting of cash, cash equivalents and highly liquid short-term and long-term investments. Our short-term and long-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will however, reduce our interest income from short-term and long-term investments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

On July 28, 2010, we closed the Reverse Merger, which has been accounted for as a reverse acquisition. The financial statements and information relating to Old diaDexus, a privately held company, now constitute the financial statements and information of the “Company.” Because diaDexus was a privately held company prior to the Reverse Merger, it was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the Reverse Merger. The operations of Pre-Merger VaxGen, a publicly held company, were insignificant both before and after the Reverse Merger compared to those of the post-combination consolidated entity. As such, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of public company internal control over financial reporting for the post-combination consolidated Company. Except for the continuing design and implementation of new processes and procedures following the Reverse Merger, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 10, 2010, we began notifying our customers that we had temporarily suspended the commercialization of the PLAC TIA product, and asked customers to discontinue use of this product, due to heterophilic interference observed in a small number of samples tested. On June 30, 2010 we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA product that addressed the heterophilic interference observed in the suspended PLAC TIA product. On January 6, 2011, the FDA informed us that we were cleared for marketing the enhanced PLAC TIA product. We have not yet reintroduced the product to the market as it is investigating manufacturing issues which appear to be affecting its performance and stability. We have been successful to date in referring or converting many PLAC TIA customers to those laboratories capable of using the PLAC ELISA Test, However, our failure to introduce an automated Lp-PLA2 test capable of running on a broad range of clinical chemistry analyzers , such as the PLAC TIA product, on a timely basis (or at all) could have an adverse effect on our financial condition and our ability to maintain or expand our business.

We have submitted a 510(k) application for FDA clearance of a new automated Lp-PLA2 activity assay and we may be unable to obtain clearance to introduce the product.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market a new automated Lp-PLA2 activity assay. This new assay measures the activity of the Lp-PLA2 enzyme in the blood stream, while the currently marketed ELISA mass assay measures the concentration of the enzyme. If cleared by the FDA, the new Lp-PLA2 activity assay will also be capable of running on automated, high throughput clinical chemistry analyzers. There can be no guarantee that the FDA will clear the 510(k) submission on a timely basis, or at all. Failure to receive clearance for the Lp-PLA2 activity assay product on a timely basis (or at all) would result in a loss of potential customers and would have an adverse effect on our financial condition and our ability to maintain or expand our business.

We are currently conducting a search for a chief executive officer and a chief financial officer, and our inability to attract and retain qualified personnel may hinder our business.

We are currently conducting a search for a permanent chief executive officer and a chief financial officer. The transition to a new chief executive officer may be disruptive to our operations and create uncertainty about our ability to implement our business strategy and/or raise additional capital. Even if we are able to hire and retain a qualified chief executive officer in a timely manner, we may continue to experience operational inefficiencies and disruptions during the transition period, and our business may be materially adversely affected.

We depend on the efforts and abilities of our senior management, our research and development staff and a number of other key management, sales, support, technical and administrative services personnel. Competition for experienced, high-quality personnel exists, and we cannot assure you that we can continue to recruit and retain such personnel. Until we are able to hire and retain a chief executive officer and a chief financial officer, it may be more difficult for us to hire and retain other key personnel. Our failure to hire, train and retain qualified personnel, including a new chief executive officer and chief financial officer, would impair our ability to develop new products and manage our business effectively.

We are an early stage company and have engaged in only limited sales and marketing activities for our first products, the PLAC ELISA and TIA Tests, which aid in assessing risk for both heart attack and ischemic stroke associated with atherosclerosis.

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

Our business is characterized by a high degree of customer concentration. Our four largest distributor and large laboratory customers accounted for 91% of our accounts receivable and 78% of our revenue as of and for the six months ended June 30, 2011, respectively. The loss of one or more of these customers or a decline in revenue from one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Sales to a limited number of distributor and large laboratory customers account for a significant portion of our revenue and accounts receivable. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. The concentration of revenue from our top four customers was 78% and 62% for the six months ended June 30, 2011 and 2010, respectively. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether and when we are able to commercialize the PLAC TIA product. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large laboratory companies and distributors, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business. The concentration of accounts receivable from our top four customers was 91% and 56% as of June 30, 2011 and 2010, respectively.

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

Before we can market or sell a new product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA, or approval of a pre-market approval application, or PMA, from the FDA, unless an exemption applies. On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market a new automated Lp-PLA2 activity assay. In the 510(k) clearance process, the applicant must demonstrate to the FDA’s satisfaction that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to obtain clearance from the FDA to market the proposed device. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including:

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

We will require additional funds to commercialize our products and develop new products. Our ability to fund our net losses and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We will seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding. Failure to obtain adequate financing would likely adversely affect our ability to operate as a going concern.

We are an early stage company with a history of losses, we expect to incur losses for at least the next few years, and we may never achieve profitability.

We have incurred substantial net losses since our inception. Our accumulated deficit was approximately $192.4 million at June 30, 2011. For the six months ended June 30, 2011 and 2010, we incurred a net loss of $5.0 million and $3.5 million, respectively. We expect to continue to incur substantial net losses for at least the next few years. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

We have a significant real estate lease for a facility of approximately 65,000 square feet with current monthly minimum required expenses of approximately $220,000. The term of the lease continues until December 31, 2016. Our lease of a smaller facility continues until January 1, 2012, with current monthly minimum required expenses of approximately $85,000. We receive some reimbursement under a sublease of a portion of this property, which offsets a portion of our total monthly expenses under the lease. The related sublease agreement expired in May 2011 and the subtenant is currently on a month-to-month arrangement. Until such time that (i) our lease expires and we choose to move our operations to the larger facility or (ii) we are able to sublease our larger leased facility, we will incur liabilities for real estate leases significantly in excess of what is necessary for our current business. We may never be able to sublease the larger facility. Also, the landlord of the larger leased facility has previously filed lawsuits to enforce actions that the landlord believes are protective of its leasehold interests. The landlord of the larger leased facility has asserted claims in writing against us that, among other things, we failed to provide it with required notice of the Reverse Merger, and has requested that we establish an escrow to fund remaining sums due under the lease. We believe that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	[Removed and Reserved.]

None

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1	Transition and Separation Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Patrick Plewman

10.2	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and James P. Panek

10.3	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Brian E. Ward

31.1	Certification of principal executive and financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date: August 15, 2011	By:	/s/ James P. Panek
James P. Panek
Interim President & Chief Executive Officer
(Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1	Transition and Separation Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Patrick Plewman

10.2	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and James P. Panek

10.3	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Brian E. Ward

31.1	Certification of principal executive and financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.