Form 10-Q
period 2011-09-30
diaDexus, Inc.
filed 2011-11-09
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

343 Oyster Point Boulevard, South San Francisco, California 94080

(Former name, former address or former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 53,067,057 as of November 4, 2011.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,061	$20,394
Short-term marketable securities	9,525	—
Accounts receivable, net of allowance for doubtful accounts of $0 and rebate reserve of $36, respectively, and $0 and $0 at September 30, 2011 and December 31, 2010, respectively	1,468	1,543
Receivable from related party	—	175
Inventories	147	105
Restricted cash	400	—
Assets held for sale	304	308
Prepaid expenses and other current assets	1,289	1,046

Total current assets	23,194	23,571
Long-term investments	250	—
Restricted cash	1,400	1,800
Property and equipment, net	909	580
Other long-term assets	117	128

Total assets	$25,870	$26,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,021	$445
Deferred revenues, current portion	325	305
Deferred rent, current portion	21	103
Unfavorable lease obligations	458	363
Accrued and other current liabilities	2,769	1,930

Total current liabilities	4,594	3,146
Long-term deferred rent	212	52
Non-current portion of unfavorable lease obligation	3,191	3,555
Non-current portion of deferred revenue	607	835
Notes payable	4,888	—
Other long term liabilities	267	646

Total liabilities	13,759	8,234

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,067,057 shares issued and outstanding at September 30, 2011 and December 31, 2010	531	531
Additional paid-in capital	205,485	204,774
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(193,901)	(187,460)

Total stockholders’ equity	12,111	17,845

Total liabilities and stockholders’ equity	$25,870	$26,079

See accompanying notes to condensed consolidated financial statements.

DIADEXUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues:
License revenue	$76	$76	$229	$229
Royalty revenue	914	882	2,863	2,627
Product sales	3,206	2,014	8,092	5,074
Product sales to related party	161	181	321	521

Total revenues	4,357	3,153	11,505	8,451

Operating costs and expenses:
Product costs	$1,439	$1,135	$3,776	$3,382
Sales and marketing	1,207	1,384	3,291	4,036
Research and development	1,449	1,604	4,215	3,584
General and administrative	2,150	1,861	7,106	3,515

Total operating costs and expenses	6,245	5,984	18,388	14,517

Loss from operations	(1,888)	(2,831)	(6,883)	(6,066)
Interest income, interest expense and other income (expense), net:
Interest income	12	21	44	25
Interest expense	390	(58)	390	(356)
Other income (expense), net	9	41	9	44

Loss before income tax	(1,477)	(2,827)	(6,440)	(6,353)
Income tax benefit (provision)	2	—	(1)	(5)

Net loss	$(1,475)	$(2,827)	$(6,441)	$(6,358)

Basic and diluted net loss per share:	$(0.03)	$(0.07)	$(0.12)	$(0.23)

Weighted average shares used in computing basic and diluted net loss per share	53,067,057	43,086,474	53,067,057	27,156,266

See accompanying notes to condensed consolidated financial statements.

DIADEXUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Operating activities:
Net loss	$(6,441)	$(6,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of assets	(9)	—
Depreciation and amortization	407	665
Stock-based compensation	617	586
Amortization on investments	199	12
Provision for doubtful account	—	106
Provision for rebate reserve	36	74
Inventory write-off	—	249
Noncash other interest (income) expense	(379)	(36)
Noncash interest associated with notes payable	2	108
Unfavorable lease	(269)	(74)
Changes in operating assets and liabilities
Accounts receivable	39	192
Accounts receivable from related party	175	99
Inventory	(42)	(134)
Prepaid expenses, other current assets and other long-term assets	(62)	(78)
Accounts payable	149	438
Accrued liabilities and other long term liabilities	663	(220)
Deferred rent	78	(141)
Deferred revenue	(208)	(202)

Net cash used in operating activities	(5,045)	(4,714)

Investing activities:
Purchases of property and equipment	(278)	(83)
Proceeds from sale of assets	13	—
Maturities of available-for-sale investments	16,527	2,250
Purchases of available-for-sale investments	(26,505)	—
Acquisitions, net of cash acquired	—	23,385

Net cash provided by (used in) investing activities	(10,243)	25,552

Financing activities:
Principal repayment of loan	—	(5,099)
Proceeds from issuance of notes to VaxGen, Inc.	—	4,000
Proceeds from issuance of notes to shareholders	—	1,500
Net proceeds from notes payable	4,980	—
Debt issuance costs	(25)	—
Expenses relating to merger	—	(540)

Net cash provided by (used in) financing activities	4,955	(139)

Net increase (decrease) in cash and cash equivalents	(10,333)	20,699
Cash and cash equivalents, beginning of period	20,394	2,539

Cash and cash equivalents, end of period	$10,061	$23,238

Supplemental disclosure:
Cash paid for interest	$—	$553
Non-cash investing and financing transactions
Fair value of assets acquired	$—	$2,055
Fair value of liabilities assumed	$—	$5,303
Forgiveness of notes payable	$—	$4,000
Issuance of warrants for common stock in connection with debt	$94	$—
Acquisition of property and equipment in accounts payable	$352	$—
Acquisition of property and equipment in accrued liabilities	$139	$—
Debt issuance costs in accounts payable and accrued liabilities	$111	$—

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

On May 10, 2010, we removed our PLAC TIA Test from the market in order to address heterophilic interference observed in the PLAC TIA product. On June 30, 2010, we submitted a premarket notification to the United States Food and Drug Administration (the “FDA”) seeking clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FDCA”) to market an enhanced PLAC TIA product that addresses the heterophilic interference observed in the suspended PLAC TIA product. On January 6, 2011, the FDA informed the Company that it was cleared for marketing the enhanced version of its proprietary PLAC TIA Test. The Company has not yet reintroduced the product to the market as it is investigating manufacturing issues that appear to be affecting its performance and stability. The Company has been successful to date in referring or converting many PLAC TIA customers to those laboratories capable of using the PLAC ELISA Test.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market a new automated Lp-PLA2 activity assay. This new assay measures the activity of the Lp-PLA2 enzyme in the blood, while the currently marketed PLAC Test utilizes an ELISA method that measures the concentration of the enzyme. The Lp-PLA2 activity assay is capable of running on automated, high throughput clinical chemistry analyzers unlike the current ELISA test. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Test market and our revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We plan to develop a new submission. We have identified completed clinical trials from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the new automated Lp-PLA2 activity assay. We are in discussions with the FDA on the appropriateness of utilizing these trials.

We have undergone a senior management transition in the past several months. Patrick Plewman resigned as our President and Chief Executive Officer and as a director of the Company effective as of July 1, 2011. David J. Foster resigned as our Executive Vice President and Chief Financial Officer effective as of July 7, 2011, Robert L. Wolfert, Ph.D. resigned as our Executive Vice President and Chief Scientific Officer effective as of October 1, 2011, and Bernard M. Alfano resigned as our Executive Vice President and Chief Commercial Officer effective as of October 1, 2011. Effective as of July 1, 2011, our Board of Directors appointed director James P. Panek to serve as our interim President and Chief Executive Officer and director Brian E. Ward, Ph.D. to serve as our interim Chief Operating Officer. Effective as of September 26, 2011, our Board of Directors appointed Brian E. Ward, Ph.D. to serve as our President and Chief Executive Officer and effective as of October 1, 2011, our Board of Directors appointed Robert Michael Richey to serve as our Chief Business Officer. We are currently conducting a search for a new Chief Financial Officer.

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

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

(Unaudited)

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

The Reverse Merger has been accounted for as a reverse acquisition of net assets. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the Company, with the results of VaxGen, Inc. being included from July 28, 2010. Immediately following the closing of the Reverse Merger, Old diaDexus designees to the Company’s Board of Directors represented a majority of the Company’s directors, Old diaDexus’ senior management represented the entire senior management of the Company and the operations formerly conducted by Old diaDexus were the sole revenue producing operations as well as the only continuing development effort of the Company. For periods prior to the closing of the Reverse Merger, therefore, the information in these notes to consolidated financial statements relates to the historical business and operations of Old diaDexus. Certain portions of this Quarterly Report on Form 10-Q may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to the Company’s business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for the quarter ended September 30, 2011 or future periods.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, unaudited condensed consolidated financial statements have been prepared on a consistent basis with December 31, 2010 audited financial statements and include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company’s consolidated financial positions as of September 30, 2011. Operating results for the both three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other future period. Upon the closing of the Reverse Merger, diaDexus became subject to significant expenses relating to property leases and obligations as a public company. These additional expenses are reflected in our results of operations only from July 28, 2010, the closing date of the Reverse Merger.

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

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

(Unaudited)

We entered into a loan agreement in September 2011. The agreement contains certain financial and non-financial covenants. If we fail to maintain compliance with the covenants, our future liquidity will be negatively impacted. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 22, 2011, and have not changed significantly as of September 30, 2011.

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

3. Cash, Cash Equivalents and Investments

As part of its cash management program, the Company maintains a portfolio of marketable investment securities that expire at various dates through February 8, 2013. The securities are investment grade and generally mature within one year and include tax exempt securities and certificates of deposit. The fair value of substantially all securities is determined by quoted market prices. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The following is a summary of cash, cash equivalents, and available-for-sale securities at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$5,879	$—	$—	$5,879
Money market funds	3,182	—	—	3,182
Commercial paper	1,000	—	—	1,000

Total cash and cash equivalents	$10,061	$—	$—	$10,061

Available-for-sale marketable securities:
Commercial paper	3,643	7	—	3,650
Corporate notes	4,125	—	(10)	4,115
US government agency obligations	2,011	—	(1)	2,010

Total available-for-sale marketable securities	$9,779	$7	$(11)	$9,775

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

(Unaudited)

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements
	Balance at September 30, 2011	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$5,879	$5,879	$—	$—
Money market funds	3,182	3,182	—	—
Commercial paper	4,650	—	4,650	—
Corporate notes	4,115	—	4,115	—
US government agency obligations	2,010	—	2,010	—
Restricted cash	1,800	—	1,800	—

	$21,636	$9,061	$12,575	$—

		Fair Value Measurements
	Balance at December 31, 2010	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$393	$393	$—	$—
Money market funds	20,001	20,001	—	—
Restricted cash	1,800	—	1,800	—

	$22,194	$20,394	$1,800	$—

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

(Unaudited)

4. Inventory

Inventory consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Finished goods	$84	$68
Work-in-process	63	37

	$147	$105

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

Total assets held for sale as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

		Fair Value Measurements Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2011 Gains (Losses)
Assets held for sale	$304	$—	$—	$304	$1

		Fair Value Measurements Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period from July 28, 2010 through December 31, 2010 Total Gains (Losses)
Assets held for sale	$308	$—	$—	$308	$(2)

The measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. During the quarter ended September 30, 2011, the Company sold equipment with a fair value of $4,500 for $5,000 and recognized a $500 gain. There was no impairment charge for both the three and nine months ended September 30, 2011. Management is in the process of making a determination regarding the final disposition of the remaining assets.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

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

The following is a summary of property and equipment at cost less accumulated depreciation as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Laboratory equipment	$4,945	$4,560
Leasehold improvements	7,995	7,686
Computer and software	1,867	1,843
Furniture and fixtures	804	804

Subtotal	15,611	14,893
Less: Accumulated depreciation and amortization	(14,702)	(14,313)

Property and equipment, net	$909	$580

Depreciation and amortization expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2011, respectively, and $0.2 million and $0.7 million, respectively, for the same periods in 2010.

7. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Accrued payroll and related expenses	$1,516	$1,139
Accrued legal and patent expense	209	59
Accrued royalty expense	177	153
Accrued sales tax	176	26
Lab equipment	139	—
Collaborative research obligations	95	42
Deferred sublease payment	50	122
Accrued consulting expenses	71	109
Other current liabilities	336	280

Total accrued and other current liabilities	$2,769	$1,930

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

(Unaudited)

8. Concentration of Credit Risk

Revenues from the following four distributors and large laboratory customers represented a significant portion of total revenue for both the three and nine months ended September 30, 2011 and 2010 and accounts receivable as of September 30, 2011 and December 31, 2010:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2011	2010	2011	2010	2011	2010
Customer A	45%	—%	28%	—%	46%	—%
Customer B	20%	43%	30%	28%	—%	26%
Customer C	10%	8%	10%	7%	20%	14%
Customer D	9%	17%	12%	21%	21%	27%

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

The effect of the options and warrants was anti-dilutive for both the three and nine months ended September 30, 2011 and 2010. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of September 30,
	2011	2010
Options to purchase common stock	8,528	6,541
Warrants to purchase common stock	485	1,418

Total	9,013	7,959

Comprehensive loss for the Company for the three and nine months ended September 30, 2011 was $1.4 million and $6.4 million, respectively, and $2.8 million and $6.4 million, respectively, for the same periods in 2010.

10. Common Stock

On July 15, 2011, the Company amended its certificate of incorporation to increase the number of authorized shares of its common stock, par value of $0.01 per share, to 100,000,000. The holders of common stock are entitled to receive dividends, as, when and if declared by the Company’s Board of Directors out of funds legally available for distribution, subject to the restriction on dividends contained in the Company’s loan agreement with Comerica Bank (Note 13).

11. Stock Based Compensation

Stock Option Plans

Pre-Reverse Merger

The Company’s Board of Directors adopted the 2000 Equity Incentive Plan (the “2000 Plan”) and reserved a total of 25,709,911 shares of the Company’s Common Stock for issuance thereunder, of which 2,200,000 shares were converted from the 1997 Incentive Plan (“1997 Plan”). These shares of the Company’s Common Stock were reserved for issuance to employees and consultants of the Company. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, and the term and exercise price (which cannot be less than the estimated fair value at date of grant for incentive stock options or 85% of the estimated fair value for nonstatutory stock options).

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

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

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

Following the Reverse Merger, existing employees were granted new options under the Plan based on their pre-Reverse Merger option grant proportions and vested options under the cancelled Old diaDexus 2000 Plan and 2010 Plan. As of September 30, 2011, options for 6,797,615 shares were outstanding and 1,156,781 shares were available for grant under the Plan.

1998 Director Stock Option Plan

The 1998 Director Stock Option Plan (the “Director Plan”) for non-employee directors has 300,000 shares of common stock authorized for issuance. All grants under this plan were suspended in 2005. As of September 30, 2011, options for 170,000 shares were outstanding.

The following is a summary of the Company’s stock option activity and related information for the period ended September 30, 2011:

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.64%	0.97%	0.75%	1.30%
Expected volatility	93.93%	94.00%	93.50%	81.45%
Forfeiture rate	11.57%	12.65%	11.57%	12.65%
Expected term (years)	4.27	4.20	4.27	4.20
Fair value per share at grant date	$0.18	$0.17	$0.19	$0.13

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

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

(Unaudited)

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the three and nine months ended September 30, 2011 and 2010, which was incurred as follows: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock compensation expense:
Product costs	$1	$15	$7	$16
Research and development	38	111	81	123
Sales and marketing	14	115	40	132
General and administrative	102	291	489	315

Total stock compensation expense	$155	$532	$617	$586

Employee Stock-Based Compensation

The table below presents information related to stock option activity under the Plan, net of options previously exercised, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,948,517	$0.90
Options granted	3,086,347	0.28
Options exercised	—	—
Options cancelled/forfeited/expired	(1,507,249)	1.92

Outstanding at September 30, 2011	8,527,615	$0.50	6.44	$15,420

Exercisable at September 30, 2011	4,428,904	$0.70	3.55	$—

Vested and expected to vest at September 30, 2011	7,890,871	$0.51	6.18	$12,092

The aggregate intrinsic value of stock options exercisable at September 30, 2011 was $0 and the aggregate intrinsic value of stock options outstanding was $15,000.

The following table summarizes information relating to stock options outstanding as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $0.25	1,542,000	9.99	$0.25	—	$—
$0.26 - $0.26	5,063,127	4.44	0.26	3,909,991	0.26
$0.29 - $0.29	1,257,488	9.86	0.29	218,913	0.29
$0.33 - $0.39	465,000	9.25	0.37	100,000	0.33
$4.57 - $4.57	50,000	1.80	4.57	50,000	4.57
$7.74 - $7.74	40,000	0.66	7.74	40,000	7.74
$8.74 - $8.74	20,000	2.14	8.74	20,000	8.74
$12.27 - $12.27	30,000	3.06	12.27	30,000	12.27
$14.30 - $14.30	20,000	1.35	14.30	20,000	14.30
$15.71 - $15.71	40,000	2.65	15.71	40,000	15.71

$0.26 - $15.71	8,527,615	6.44	$0.50	4,428,904	$0.70

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options generally vest monthly over one year.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

(Unaudited)

Stock based compensation expense recognized during both the three and nine months ended September 30, 2011 and 2010 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of September 30, 2011, the total remaining unrecognized cost was approximately $0.8 million to be recognized over the next 2.76 years.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance at September 30, 2011 and 2010 as follows:

	As of September 30,
	2011	2010
Options to purchase common stock	8,527,615	6,540,527
Warrants to purchase common stock	484,769	1,417,984
Shares available for option grants	1,286,781	1,413,869

Total	10,299,165	9,372,380

In October 2004, Pre-Merger VaxGen granted stock options for 30,000 shares outside the approved plans to a new director with an exercise price of $12.27 per share. These options were granted without stockholder approval, but pursuant to NASDAQ Marketplace Rules then applicable to Pre-Merger VaxGen on terms that are substantially in accordance with Pre-Merger VaxGen’s standard stock option terms. As of September 30, 2011, none of these stock options have been exercised or repurchased.

In September 2011, the Company granted stock options for 1,530,000 shares outside the approved plans to the Chief Executive Officer with an exercise price of $0.25 per share. These options were granted without stockholder approval but the terms are substantially in accordance with the Company’s standard stock option terms. As of September 30, 2011, none of these stock options have been exercised or repurchased.

12. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy. In connection with the loan and security agreement the Company entered into with Comerica Bank (Note 13) in September 2011, the Company issued a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share. The warrant expires in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount is being amortized to interest expense using the effective interest rate method over the 48-month term of the loan.

As of September 30, 2011, there were warrants outstanding to purchase 484,769 shares of the Company’s common stock, with a weighted average exercise price of $0.42 per share and an aggregate exercise price of $0.2 million.

The following table summarizes information about all callable warrants outstanding as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - $0.26	480,769	6.99	$0.26	480,769	$0.26
$20.25 - $20.25	4,000	0.12	$20.25	4,000	$20.25

	484,769	6.93	$0.42	484,769	$0.42

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

(Unaudited)

13. Leases, Commitments and Contingencies

Lease Commitments

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

Rent expense for our office facilities was $798,000 and $2.3 million for the three and nine months ended September 30, 2011, respectively, and $754,000 and $1.5 million for the three and nine months ended September 30, 2010, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $233,000 and $155,000 at September 30, 2011 and December 31, 2010, respectively, is included in the accompanying balance sheet.

Rental income from the sublease was $151,000 and $809,000 for the three and nine months ended September 30, 2011, respectively, and $357,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively. This has been included as a reduction to operating expenses in the statement of operations.

Future minimum annual lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2011(1)	799
2012	2,433
2013	2,505
2014	2,581
2015	2,658
Thereafter	2,738

Total minimum lease payments	$13,714

(1)	For the three months ending December 31, 2011

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

Notes Payable

In September 2011, the Company entered into a loan and security agreement with Comerica Bank to borrow up to $5,000,000, the entire amount of which was borrowed at a rate of 5.25% per annum. The loan is payable in 36 monthly installments which begin in October 2012, with interest only payments being made from October 2011 to September 2012. The Company paid an initial fee of $25,000 for access to this loan and will be required to pay an additional fee of $100,000 following repayment of the loan. The Company may prepay all, but not less than all, of the loaned amount with 30 days advance notice to Comerica Bank. If the loan is prepaid prior to September 24, 2012, the Company will be obligated to pay an additional prepayment fee equal to 1% of the principal amount prepaid. In connection with the loan, the Company issued a warrant to Comerica Bank to purchase 480,769 shares of the Company’s common stock (Note 12).

The term loan is secured by a first priority security interest on all of the Company’s assets excluding the Company’s intellectual property (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and property not assignable without consent by a third party or with respect to which granting a security interest is contrary to law. In addition, the Company has agreed not to sell, assign, transfer, pledge or otherwise encumber its intellectual property to another entity without Comerica Bank’s approval or consent, subject to certain exceptions.

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

(Unaudited)

The loan and security agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, achieve at least 80% of specified monthly revenue projections calculated on a trailing three months basis, maintain primary depository and operating accounts with Comerica Bank, maintain liability and other insurance, and provide security interests to Comerica Bank in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provide, among other things, that without the prior consent of Comerica Bank, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The loan and security agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of Comerica Bank, following the occurrence of an event of default, which would require the Company to pay to Comerica Bank an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) an early payment fee equal to 1% of the principal amount then required to be paid if such repayment is required prior to September 24, 2012, plus (iv) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of September 30, 2011, the Company was in compliance with all the covenants.

Future minimum payments for the notes payable are as follows (in thousands):

2011	$66
2012	682
2013	1,870
2014	1,781
2015	1,378

Total minimum payments	5,777
Less: Amount representing interest	(777)

Present value of minimum payments	$5,000
Less: Unamortized discount from warrants and issuance cost	(112)

Notes payable, net	$4,888

Legal Proceedings

The Company is from time to time subject to various claims and legal actions during the ordinary course of business. The Company believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

14. Income Taxes

Provision for Income Tax

The Company’s effective tax rate was 0% for income tax for both the three and nine months ended September 30, 2011 and the Company expects that its effective tax rate for the full year 2011 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

diaDexus, Inc.

Notes to Condensed Consolidated Financial Statements—continued

(Unaudited)

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of September 30, 2011 was $1.7 million, all of which will not affect the effective tax rate if recognized due to valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. $398,000 of interest and penalties accrued for ASC 740-10 as interest expense has been reversed due to the expiration of the statute of limitations on September 15, 2011. As such, the related interest expense is now $0. The interest and penalties are recognized as a reduction to interest expense and not tax expense in the current period.

15. Related Party Transaction

In September 2011, the Company entered into a consulting agreement with director James Panek to perform consulting services for the Company. Under the agreement, the Company will pay $15,000 on or about October 17, 2011 and $15,000 following completion of the Company’s move to new office space.

16. Subsequent Events

On October 1, 2011, the Company granted stock options for 1,130,000 shares outside the approved plans to our incoming Chief Business Officer with an exercise price of $0.26 per share. These options were granted without stockholder approval, but the terms are substantially in accordance with the Company’s standard stock option terms.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward –looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	our ability to maintain regulatory clearance for and successfully commercialize our PLAC Test;

•	our ability to submit a new 510(k) application for, and obtain FDA clearance of, our new automated Lp-PLA2 activity assay;

•	our ability to retain our CEO and other key employees, to hire and retain a chief financial officer and to attract, retain and motivate other qualified personnel;

•	our relationship with key customers;

•	our reliance on sole source third party manufacturers to manufacture and supply our main reagent and our PLAC Test;

•	the effects of government regulation and our ability to comply with such regulations;

•	our ability to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in prospective clinical studies;

•	the rate of adoption of the PLAC Test by doctors and laboratories;

•	third party payors’ acceptance of and reimbursement for the PLAC Test;

•	downward pressure on our product pricing, particularly from our largest customers;

•	our limited revenue and cash resources;

•	the adequacy of our intellectual property rights;

•	our significant corporate expenses, including real estate lease liabilities and expenses associated with being a public company; and

•	the other risks described below in Part II, Item 1A (“Risk Factors”).

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

The Reverse Merger has been accounted for as a reverse acquisition. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the Company, with the results of VaxGen, Inc. being included from July 28, 2010. Immediately following the closing of the Reverse Merger, Old diaDexus designees to the Company’s Board of Directors represented a majority of the Company’s directors, Old diaDexus’ senior management represented the entire senior management of the Company and the operations formerly conducted by Old diaDexus were the sole revenue producing operations as well as the only continuing development effort of the Company. For periods prior to the closing of the Reverse Merger, therefore, our discussion below relates to the historical business and operations of Old diaDexus. Certain portions of this Quarterly Report on Form 10-Q may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to our business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for both the three and nine months ended September 30, 2011 or future periods.

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

On May 10, 2010, we removed our PLAC TIA Test from the market in order to address heterophilic interference observed in the PLAC TIA product. On June 30, 2010, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA product that addresses the heterophilic interference observed in the suspended PLAC TIA product. On January 6, 2011, the FDA informed the Company that it was cleared for marketing the enhanced version of its proprietary PLAC TIA Test. The Company has not yet reintroduced the product to the market as it is investigating manufacturing issues that appear to be affecting its performance and stability. The Company has been successful to date in referring or converting many PLAC TIA customers to those laboratories capable of using the PLAC ELISA Test.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market a new automated Lp-PLA2 activity assay. This new assay measures the activity of the Lp-PLA2 enzyme in the blood, while the currently marketed PLAC Test utilizes an ELISA method that measures the concentration of the enzyme. The Lp-PLA2 activity assay is capable of running on automated, high throughput clinical chemistry analyzers unlike the current ELISA test. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Test market and revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We plan to develop a new submission. We have identified completed clinical trials from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the new automated Lp-PLA2 activity assay. We are in discussions with the FDA on the appropriateness of utilizing these trials.

We have undergone a senior management transition in the past several months. Patrick Plewman resigned as our President and Chief Executive Officer and as a director of the Company effective as of July 1, 2011, David J. Foster resigned as our Executive Vice President and Chief Financial Officer effective as of July 7, 2011, Robert L. Wolfert, Ph.D. resigned as our Executive Vice President and Chief Scientific Officer effective as of October 1, 2011, and Bernard M. Alfano resigned as our Executive Vice President and Chief Commercial Officer effective as of October 1, 2011. Effective as of July 1, 2011, our Board of Directors appointed director James P. Panek to serve as our interim President and Chief Executive Officer and director Brian E. Ward, Ph.D. to serve as our interim Chief Operating Officer. Effective as of September 26, 2011, our Board of Directors appointed Brian E. Ward, Ph.D. to serve as our President and Chief Executive Officer and, effective as of October 1, 2011, our Board of Directors appointed Robert Michael Richey to serve as our Chief Business Officer. We are currently conducting a search for a new Chief Financial Officer.

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

We entered into a loan agreement in September 2011. The agreement contains certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010.

Revenues

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Revenues:
License revenue	$76	$76	0%	$229	$229	0%
Royalty revenue	914	882	4%	2,863	2,627	9%
Product sales	3,206	2,014	59%	8,092	5,074	59%
Product sales to related party	161	181	(11)%	321	521	(38)%

Total net revenues	$4,357	$3,153	38%	11,505	$8,451	36%

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2011	2010	2011	2010
United States	$4,320	$3,121	$11,354	$8,291
Europe	32	32	114	148
Rest of the world	5	0	37	12

	$4,357	$3,153	$11,505	$8,451

Over 98% of our revenues were from the US geographic area for both the three and nine months ended September 30, 2011 and 2010.

Revenues are generated from licensing fees, royalties earned, product sales, and contract arrangements. We classify our sales to GlaxoSmithKline as sales to related party. The accounting classification of revenue between royalties and product sales relates to the alternate sales channels used by the Company, and as such, we believe that operating performance is most effectively evaluated by examining total net revenues. Total net revenues were $4.4 million and $11.5 million for the three and nine months ended September 30, 2011, respectively, compared to $3.2 million and $8.5 million for the three and nine months ended September 30, 2010, respectively.

The increase in net revenues reflects an increased demand for our PLAC ELISA product offset by the loss of some smaller customers due to the suspension of our TIA product in May 2010, and a decline in average sales price for our product. The decrease in product sales to related party is attributable to a planned reduction in purchases based on the related party’s internal projects.

Our top four distributor and large laboratory customers accounted for 84% and 80% of our net revenues for the three and nine months ended September 30, 2011, respectively, compared to 68% and 56% for both the three and nine months ended September 30, 2010. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue may fluctuate materially. Our largest customers are able to exert greater influence over our product pricing, which has led to a decline in average sales price in recent quarters. Such downward pressure on our pricing has the potential to continue.

In May 2010, we removed our PLAC TIA Test from the market in order to address a heterophilic interference product performance issue. On September 30, 2010, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA product. On January 6, 2011, the FDA informed us that we were cleared for marketing the enhanced PLAC TIA product. The Company has not yet reintroduced the product to the market as it is investigating manufacturing issues that appear to be affecting its performance and stability, but we have been successful to date in referring or converting many of our PLAC TIA customers to those laboratories capable of using the PLAC ELISA Test.

Product Costs

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Product costs	1,439	1,135	27%	3,776	3,382	12%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and overhead allocations. Product costs increased $304,000, or 27% to $1.4 million for the three months ended September 30, 2011 compared to $1.1 million for the three months ended September 30, 2010. This increase primarily reflects an increase in product-related materials and supplies costs of approximately $245,000, severance costs of $42,000 and an increase in personnel costs of approximately $13,000.

Product costs increased $394,000, or 12%, to $3.8 million for the nine months ended September 30, 2011 compared to $3.4 million for the nine months ended September 30, 2010. The increase primarily reflects an increase in product-related materials and supplies costs of approximately $571,000, an increase in personnel costs of approximately $176,000 due to higher headcount to support increased production activities, and severance costs of $42,000. This increase was partially offset by an inventory write-off and other expenses related to the suspension of the PLAC TIA product of approximately $350,000 incurred for the nine months ended September 30, 2010.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Sales and marketing expenses	1,207	1,384	(13)%	3,291	4,036	(18)%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses decreased $177,000, or 13%, to $1.2 million for the three months ended September 30, 2011 compared to $1.4 million for the three months ended September 30, 2010. The decrease primarily reflects reductions in personnel expenses of approximately $287,000 due to lower headcount, in marketing program expenses of approximately $45,000, in office costs of approximately $23,000 and in travel expenses of approximately $14,000, primarily as a result of the suspension of our PLAC TIA product in May 2010. This decrease was partially offset by severance costs of approximately $192,000 incurred in connection with the departure of our former Chief Commercial Officer.

Sales and marketing expenses decreased $745,000, or 18%, to $3.3 million for the nine months ended September 30, 2011 compared to $4.0 million for the nine months ended September 30, 2010. The decrease primarily reflects reductions in personnel expenses of approximately $425,000 due to lower headcount, in marketing program and materials costs of approximately $247,000, in office costs of approximately $148,000 and in travel expenses of approximately $117,000, primarily as a result of the suspension of our PLAC TIA product in May 2010. This decrease was partially offset by severance costs of approximately $192,000 incurred in connection with the departure of our former Chief Commercial Officer.

We expect to identify and hire additional personnel to staff our sales and marketing department as we develop and commercialize new products to maintain and expand our position in the market for diagnostics in cardiovascular disease.

Research and Development Expenses

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Research and development expenses	1,449	1,604	(10)%	4,215	3,584	18%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses decreased $155,000, or 10%, to $1.5 million for the three months ended September 30, 2011 compared to $1.6 million for the three months ended September 30, 2010. This decrease primarily reflects a reduction in expenses related to development of enhanced PLAC TIA of approximately $377,000, and a decrease in personnel costs of approximately $47,000. The decrease was partially offset by severance costs of approximately $185,000 in connection with the departure of our former Chief Scientific Officer and the termination of an expense reimbursement in 2010 from a third party of approximately $84,000.

Research and development expenses increased $631,000, or 18%, to $4.2 million for the nine months ended September 30, 2011 compared to $3.6 million for the nine months ended September 30, 2010. This increase primarily reflects increase in personnel costs of approximately $505,000 due to expansion of development support for PLAC products and Activity assay, the termination of an expense reimbursement in 2010 from a third party of approximately $504,000 and severance costs of approximately $185,000 incurred in connection with the departure of our former Chief Scientific Officer. This increase was partially offset by decrease in costs related to development of enhanced PLAC TIA product of approximately $320,000 and a decrease of office costs of approximately $245,000.

We expect to identify and hire additional personnel to staff our planned development activities, and we expect research and development expenses to increase as we seek to maintain and expand our position in the market for diagnostics in cardiovascular disease.

General and Administrative Expenses

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended June 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
General and administrative expenses	2,150	1,861	16%	7,106	3,515	102%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses increased $289,000, or 16%, to $2.2 million for the three months ended September 30, 2011 compared to $1.9 million for the three months ended September 30, 2010. The increase primarily reflects loss of sublease income of approximately $206,000, an increase in additional facility costs, including a building lease entered into by Pre-Merger VaxGen, of approximately $177,000, and an increase in accounting, legal, insurance and other professional service costs related to the Company’s statutory filings requirements and public company obligations of approximately $113,000. This increase was partially offset by a decrease in personnel costs of approximately $217,000, primarily due to retention bonuses paid out in August 2010 after the Reverse Merger.

General and administrative expenses increased $3.6 million, or 102%, to $7.1 million for the nine months ended September 30, 2011 compared to $3.5 million for the nine months ended September 30, 2010. The increase primarily reflects an increase in additional facility costs, including a building lease entered into by Pre-Merger VaxGen, of approximately $1.5 million, an increase in accounting, legal, insurance and other professional service costs related to the Company’s statutory filings requirements and public company obligations of approximately of approximately $962,000, severance costs of $861,000, predominately those costs associated with the resignation of the Company’s former Chief Executive Officer, loss of sublease income of approximately $262,000 and an increase in travel expenses of approximately $47,000.

Given our post-Reverse Merger public reporting obligations and higher costs relating to a building lease entered into by Pre-Merger VaxGen, we expect general and administrative expenses to be significantly higher in 2011 relative to 2010.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$12	$21	(43)%	$44	$25	76%
Interest expense	390	(58)	(772)%	390	(356)	(210)%
Other income (expense), net	9	41	(78)%	9	44	(80)%

Total interest and other income (expense), net	$411	$4	10,175%	$443	$(287)	(254)%

Interest income is derived from cash balances and short term investments. Interest expense is based on outstanding debt obligations. Total net interest and other income increased to $411,000 for the three months ended September 30, 2011, representing a change of $407,000 compared to a total net interest and other expense of $4,000 for the three months ended September 30, 2010. The increase in net interest and other income was due to the reversal of $398,000 in tax-related accrued interest and penalties due to the expiration of the statue of limitations during the quarter.

Total net interest and other income increased to $443,000 for the nine months ended September 30, 2011, representing a change of $730,000 compared to a total net interest and other expense of $287,000 for the nine months ended September 30, 2010. The increase in total net interest and other income was primarily due to the reversal of $398,000 of tax-related accrued interest and penalties due to the expiration of the statute of limitations during the period, a decrease in interest expense for an outstanding debt facility repaid in May 2010 and a decrease of warrant liability valuation in other income (expense) amounting to approximately $356,000.

Income Taxes

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended June 30,		% Increase (Decrease)
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
	(in thousands)			(in thousands)
Income tax benefit (provision)	2	—	*	(1)	(5)	(80)%

*	Result not meaningful

We generated net loss for both the three and nine months ended September 30, 2011 and had no federal income tax provision. Our effective tax rate was 0% for income tax for the nine months ended September 30, 2011 and we expect that our effective tax rate for the full year 2011 will be 0%. The $2,000 income tax benefit represents a state tax refund received during 2011.

In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. At September 30, 2011, we had unrecognized tax benefits totaling $1.7 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Code.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code, a change of control, as defined, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. As a result of the Reverse Merger, certain of the Company’s Old diaDexus tax attributes prior to the Reverse Merger are subject to an annual limitation of $240,000 for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of product, to fund our operations.

As of September 30, 2011 we had cash, cash equivalents, short-term and long-term investments of $19.8 million, compared to $20.4 million at December 31, 2010. The decrease primarily reflects cash used in operations, partially offset by the addition following the closing of a term loan from a bank for the nine months ended September 30, 2011.

Net cash used in operating activities in the nine months ended September 30, 2011 was $5.0 million compared to $4.7 million in the nine months ended September 30, 2010.

Net cash used in investing activities in the nine months ended September 30, 2011 was $10.2 million, primarily due to purchases of available-for-sale investments of $26.5 million and $0.3 million in purchase of property and equipment. This was partially offset by investment maturities of $16.5 million. Net cash provided by investing activities of $25.6 million in the nine months ended September 30, 2010 was primarily due to the Reverse Merger and the acquisition of cash and cash equivalents held by Pre-Merger VaxGen.

Net cash provided by financing activities in the nine months ended September 30, 2011 was $5.0 million due to closing of a term loan in the amount of $5.0 million. Net cash used in financing activities for the nine months ended September 30, 2010 was $139,000 and primarily reflects principal repayment to a banking syndicate for a term loan that was repaid in May 2010, which was partially offset by a note issuance from Pre-Merger VaxGen and Old diaDexus shareholders of $5.5 million in the aggregate.

As of September 30, 2011, we had an accumulated deficit of $193.9 million, working capital of $18.6 million and shareholders’ equity of $12.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needs for operating activities and commitments into 2013.

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

In September 2011, the Company entered into a loan and security agreement with Comerica Bank to borrow up to $5,000,000, the entire amount of which was borrowed at a rate of 5.25% per annum. The loan is payable in 36 monthly installments which begin in October 2012, with interest-only payments being made from October 2011 to September 2012. A final payment of $100,000 is due and payable to Comerica Bank on the earliest to occur of (i) the maturity date of September 23, 2015, (ii) the acceleration of the loan or (iii) the prepayment of the loan. The agreement contains certain financial and non-financial covenants. If we fail to maintain compliance with the covenants, our future liquidity will be negatively impacted. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at September 30, 2011 are disclosed in the following table.

	Payment due by period (in thousands)
	Total	2011		2012	2013	2014	2015	2016+
Debt obligations	$5,777	$66		$682	$1,870	$1,781	$1,378	$—
Operating lease obligations	13,714	799	(1)	2,433	2,505	2,581	2,658	2,738

Total contractual commitments	$19,491	$865		$3,115	$4,375	$4,362	$4,036	$2,738

(1)	For the three months ending December 31, 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of September 30, 2011, we had cash, cash equivalents, short-term and long-term investments of $19.8 million, consisting of cash, cash equivalents and highly liquid short-term and long-term investments. The value of our short-term and long-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will however, reduce our interest income from short-term and long-term investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

On July 28, 2010, we closed the Reverse Merger, which has been accounted for as a reverse acquisition. The financial statements and information relating to Old diaDexus, a privately held company, now constitute the financial statements and information of the “Company.” Because diaDexus was a privately held company prior to the Reverse Merger, it was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the Reverse Merger. The operations of Pre-Merger VaxGen, a publicly held company, were insignificant both before and after the Reverse Merger compared to those of the post-combination consolidated entity. As such, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of public company internal control over financial reporting for the post-combination consolidated Company. Except for the continuing design and implementation of new processes and procedures following the Reverse Merger, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business Operations

Our enhanced PLAC TIA Test was approved in January, and its reintroduction may continue to be delayed and take more resources than we expect.

On May 10, 2010, we began notifying our customers that we had temporarily suspended the commercialization of the PLAC TIA product, and asked customers to discontinue use of this product, due to heterophilic interference observed in a small number of samples tested. On June 30, 2010 we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA product that addressed the heterophilic interference observed in the suspended PLAC TIA product. On January 6, 2011, the FDA informed us that we were cleared for marketing the enhanced PLAC TIA product. We have not yet reintroduced the product to the market as it is investigating manufacturing issues which appear to be affecting its performance and stability. We have been successful to date in referring or converting many PLAC TIA customers to those laboratories capable of using the PLAC ELISA Test. However, our failure to introduce an automated Lp-PLA2 test capable of running on a broad range of clinical chemistry analyzers, on a timely basis (or at all) could have an adverse effect on our financial condition and our ability to maintain or expand our business.

We have withdrawn our 510(k) application for FDA clearance of a new automated Lp-PLA2 activity assay and we may be unable to submit a subsequent 510(k) application or to obtain clearance with respect to such application.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market a new automated Lp-PLA2 activity assay. This new assay measures the activity of the Lp-PLA2 enzyme in the blood, while the currently marketed PLAC Test utilizes an ELISA method which measures the concentration of the enzyme. The Lp-PLA2 activity assay is capable of running on automated, high throughput clinical chemistry analyzers unlike the current ELISA test. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Test market and revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We plan to develop a new submission. We have identified completed clinical trials from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the new automated Lp-PLA2 activity assay. We are in discussions with the FDA on the appropriateness of utilizing these trials.

There can be no guarantee that appropriate clinical trials will be identified, or that serum samples can be obtained from such trials to support retesting of the Lp-PLA2 activity assay. There can be no guarantee that the FDA will clear the subsequent 510(k) submission on a timely basis, or at all. Failure to receive clearance for the Lp-PLA2 activity assay product on a timely basis (or at all) may result in a loss of potential customers and would have an adverse effect on our financial condition and our ability to maintain or expand our business.

Our future success depends on our ability to retain our Chief Executive Officer and other key employees and to attract, retain and motivate qualified personnel, including a new chief financial officer.

We depend on the efforts and abilities of our Chief Executive Officer, along with other senior management, our research and development staff and a number of other key management, sales, support, technical and administrative services personnel. Competition for experienced, high-quality personnel exists, and we cannot assure you that we can continue to recruit and retain such personnel.

Over the past several months, we have undergone significant changes in senior management, including at the chief executive officer level, and we are currently conducting a search for a new chief financial officer. This transition to a new management team may be disruptive to our operations and create uncertainty about our ability to implement our business strategy and/or raise additional capital, and our business may be materially adversely affected. Our failure to hire, train and retain qualified personnel, including a new chief financial officer, would impair our ability to develop new products and manage our business effectively.

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

Our business is characterized by a high degree of customer concentration. Our four largest distributor and large laboratory customers accounted for 87% of our accounts receivable and 80% of our revenue as of and for the nine months ended September 30, 2011, respectively. The loss of one or more of these customers or a decline in revenue from one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Sales to a limited number of distributor and large laboratory customers account for a significant portion of our revenue and accounts receivable. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. The concentration of revenue from our top four customers was 80% and 56% for the nine months ended September 30, 2011 and 2010, respectively. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether and when we are able to commercialize the PLAC TIA product. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large laboratory companies and distributors, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers are able to exert greater influence over our product pricing, which has led to a decline in average sales price in recent quarters. Such downward pressure on our pricing has the potential to continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business. The concentration of accounts receivable from our top four customers was 87% and 60% as of September 30, 2011 and 2010, respectively.

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

We sell our products primarily through distributors and to large laboratory customers, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Increasingly, Medicare, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. Most of these third-party payors may deny coverage and reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication.

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

Healthcare reform and restrictions on coverage and reimbursement may adversely affect our profitability.

In the United States, healthcare providers that purchase our products and other diagnostic products generally rely on third-party payors to reimburse all or part of the cost of the procedure. We face efforts by non-governmental third-party payors, including health plans, to reduce utilization of diagnostic testing services and reimbursement for diagnostic services. For instance, third-party payors often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. As a result, a reduction in Medicare reimbursement rates could result in a reduction in the reimbursements we receive from such third-party payors. Changes in test coverage policies of and reimbursement from other third-party payors may also occur independently from changes in Medicare. Third-party payors may refuse to cover and reimburse for procedures and devices deemed to be experimental and investigational. Such reimbursement and coverage changes in the past have resulted in reduced prices, added costs and reduced accession volume and have added more complex and new regulatory and administrative requirements. We cannot assure that third-party payors will cover and reimburse any of our products or that the level of reimbursement will be sufficient to realize a profit.

In the United States, the American Medical Association assigns specific Current Procedural Terminology, or CPT, codes, which are necessary for reimbursement of diagnostic tests. Once the CPT code is established, the Centers for Medicare & Medicaid Services establish payment levels and coverage rules under Medicare, and private payors and state Medicaid programs establish rates and coverage rules independently. Although the tests performed by our assays are described by existing CPT codes, we cannot guarantee that our future assays will be covered by such CPT codes and will, therefore, be approved for reimbursement by Medicare and Medicaid as well as most third-party payors.

In March 2010, U.S. President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes a number of substantial changes in the way health care is financed by both governmental and private insurers. Among other things, the PPACA mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. In addition, a productivity adjustment is made to the fee schedule payment amount. In addition, the PPACA establishes an Independent Payment Advisory Board (“IPAB”) to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies, which may have a negative impact on payment rates for services, including clinical laboratory services, beginning in 2016, and for hospital services beginning in 2020.

Although some of these provisions may negatively impact payment rates for clinical laboratory services, the PPACA also extends coverage to approximately 32 million previously uninsured people, which may result in an increase in the demand for our tests and services. A number of state governors have strenuously opposed the mandatory purchase of insurance, known as the individual mandate, and initiated lawsuits challenging the constitutionality of certain provisions of the PPACA. Many of these challenges are still pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not act on the committee’s recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered. These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of the PPACA and the new law is uncertain. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products.

We are subject to healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

We are also subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•

the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Our term loan contains restrictions that limit our flexibility in operating our business, and the lender may accelerate repayment of amounts outstanding under certain circumstances.

In September 2011, we entered into a loan and security agreement with Comerica Bank. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	Sell, transfer, lease or dispose of our assets;

•	Create, incur or assume additional indebtedness;

•	Encumber or permit liens on certain of our assets;

•	Pay dividends on, repurchase or make distributions with respect to our common stock;

•	Make specified investments;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	Enter into certain transactions with our affiliates.

If we breach of any of these covenants, are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to achieve revenues equal to at least 80% of monthly projections approved by our Board of Directors and provided to Comerica Bank, and our failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, Comerica Bank could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay those amounts, Comerica Bank could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was approximately $193.9 million at September 30, 2011. For the nine months ended September 30, 2011 and 2010, we incurred a net loss of $6.4 million for both periods. We expect to continue to incur substantial net losses for at least the next few years. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Moreover, the U.S. Leahy-Smith America Invents Act, enacted in September 2011, brings significant changes to the U.S. patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. The effects of these changes on our patent portfolio and business have yet to be determined, as the U.S. Patent and Trademark Office must still implement regulations relating to these changes and U.S. courts have yet to address the new provisions, but in any event, these changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights.

We have liabilities for real estate leases in excess of what is necessary for our current business. We will incur these additional expenses until we are able to sublease a portion of our larger leased facility.

We have a significant real estate lease for a facility of approximately 65,000 square feet with current monthly minimum required expenses of approximately $220,000. The term of the lease continues until December 31, 2016. Our lease of a smaller facility continues until January 1, 2012, with current monthly minimum required expenses of approximately $85,000. We receive some reimbursement under a sublease of a portion of this property, which offsets a portion of our total monthly expenses under the lease. The related sublease agreement expired in May 2011 and the subtenant is currently on a month-to-month arrangement. Until such time that we are able to sublease a portion of our larger leased facility, we will incur liabilities for real estate leases significantly in excess of what is necessary for our current business. We may never be able to sublease a portion of the larger facility. Also, the landlord of the larger leased facility has previously filed lawsuits to enforce actions that the landlord believes are protective of its leasehold interests. The landlord of the larger leased facility has asserted claims in writing against us that, among other things, we failed to provide it with required notice of the Reverse Merger, and has requested that we establish an escrow to fund remaining sums due under the lease. We believe that these claims are without merit and will vigorously resist any request for an escrow or other special consideration not required under the terms of the lease. However, we cannot assure you that the landlord will not commence legal proceedings against us relating to this lease.

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

Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded “over the counter” typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Stock Market, due to the fact that OTC trading volumes are generally significantly lower than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price, particularly where the trading price of the stock price is relatively low. The trading price of our common stock has been and is likely to continue to be extremely volatile. Some of the many factors that may cause the market price of our common stock to fluctuate include, in no particular order:

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

On September 23, 2011, the Company issued a warrant to Comerica Bank exercisable for 480,769 shares of the Company’s common stock at an exercise price of $0.26 per share. The warrant is exercisable until September 23, 2018. The warrant was issued as partial consideration for Comerica Bank providing the Company with a loan of $5.0 million, as described in more detail under the heading “Notes Payable” in Note 13–“Leases, Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The warrant was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	[Removed and Reserved.]

None

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 23, 2011

10.1	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.2	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and Brian E. Ward

10.3	Stock Option Agreement, dated September 26, 2011, by and between diaDexus, Inc. and Brian E. Ward

10.4	Change in Control and Severance Agreement, dated September 26, 2011 by and between diaDexus, Inc. and Brian E. Ward

10.5	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey

10.6	Stock Option Agreement, dated October 1, 2011, by and between diaDexus, Inc. and R. Michael Richey

10.7	Change in Control and Severance Agreement, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey

10.8	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and James P. Panek (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.9	Consulting Agreement, dated September 22, 2011, by and between diaDexus, Inc. and James P. Panek

10.10**	Transition and Separation Agreement, dated September 14, 2011, by and between diaDexus, Inc. and Robert L. Wolfert

10.11	Separation Agreement, dated September 30, 2011, by and between diaDexus, Inc. and Bernard M. Alfano

10.12**	Loan and Security Agreement, dated September 23, 2011, by and between diaDexus, Inc. and Comerica Bank

31.1	Certification of principal executive and financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date: November 9, 2011	By:	/s/ Brian E. Ward
Brian E. Ward
President & Chief Executive Officer
(Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 23, 2011

10.1	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.2	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and Brian E. Ward

10.3	Stock Option Agreement, dated September 26, 2011, by and between diaDexus, Inc. and Brian E. Ward

10.4	Change in Control and Severance Agreement, dated September 26, 2011 by and between diaDexus, Inc. and Brian E. Ward

10.5	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey

10.6	Stock Option Agreement, dated October 1, 2011, by and between diaDexus, Inc. and R. Michael Richey

10.7	Change in Control and Severance Agreement, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey

10.8	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and James P. Panek (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.9	Consulting Agreement, dated September 22, 2011, by and between diaDexus, Inc. and James P. Panek

10.10**	Transition and Separation Agreement, dated September 14, 2011, by and between diaDexus, Inc. and Robert L. Wolfert

10.11	Separation Agreement, dated September 30, 2011, by and between diaDexus, Inc. and Bernard M. Alfano

10.12**	Loan and Security Agreement, dated September 23, 2011, by and between diaDexus, Inc. and Comerica Bank

31.1	Certification of principal executive and financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.