Form 10-K
period 2011-12-31
diaDexus, Inc.
filed 2012-03-15
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on the OTC Bulletin Board on June 30, 2011 was approximately $6.5 million.* As of March 7, 2012, 53,067,045 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

*	Excludes 34,487,431 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

Explanatory Note

On July 28, 2010, VaxGen, Inc., a Delaware corporation, closed a merger transaction (the “Reverse Merger”) with diaDexus, Inc., a privately held Delaware corporation (“Old diaDexus”), pursuant to an agreement and plan of merger and reorganization, dated as of May 28, 2010, as amended June 24, 2010. On November 1, 2010, VaxGen, Inc., the surviving entity in the merger, changed its name to diaDexus, Inc. pursuant to a merger effected under Section 253 of the Delaware General Corporation Law.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward–looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	our ability to submit a new 510(k) application for, and obtain FDA clearance of, our new automated Lp-PLA2 activity assay;

•	our ability to retain our CEO and other key employees, and to attract, retain and motivate other qualified personnel;

•

our ability to gain acceptance of our PLAC Test products in the marketplace, including our ability to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in prospective clinical studies;

•	our business is characterized by a high degree of customer concentration and our largest customers may be able to exert downward pressure on our pricing;

•	our relationship with key customers, including GlaxoSmithKline (“GSK”), the licensor of Lp-PLA2;

•	our reliance on a sole source third party manufacturer to manufacture our PLAC ELISA Test;

•	third party payors’ acceptance of and reimbursement for the PLAC Tests;

•	our ability to develop and commercialize new products and services;

•	various risks associated with the international expansion of our business;

•	our ability to successfully launch and commercialize the PLAC Activity Test in Europe, and our dependence on our distributors for foreign sales of the PLAC Activity Test;

•	our ability to initiate and continue to manufacture the PLAC Activity Test on our site in South San Francisco, California;

•	the effects of U.S. and foreign government regulation and our ability to comply with such regulations;

•	our significant corporate expenses, including real estate lease liabilities and expenses associated with being a public company;

•	our limited revenue and cash resources;

•	the adequacy of our intellectual property rights;

•	our ability to satisfy our obligations under our license agreements, to maintain our license rights under those license agreements and to enter into any necessary licenses on acceptable terms; and

•	the other risks described below in Part I, Item 1A (“Risk Factors”).

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

PART I

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011 and other documents filed by us from time to time with the Securities and Exchange Commission.

Item 1.	Business

Company Overview

We are a life sciences company focused on the development and commercialization of proprietary in vitro diagnostic products addressing unmet needs in cardiovascular disease. The diaDexus PLAC® Tests for Lp-PLA2 (lipoprotein-associated phospholipase A2) (“PLAC Tests”) provide new information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals or Lp-PLA2 levels with statins. We have developed three PLAC Tests. Two tests measure the mass of circulating Lp-PLA2 in the blood, an enzyme-linked-immunosorbent serologic assay (“ELISA”) product and a turbidimetric immunoassay (“TIA”) product. These PLAC Tests for mass levels (“PLAC ELISA Test” and “PLAC TIA Test”) are the only blood tests cleared by the United States Food and Drug Administration (“FDA”) to aid in assessing risk for both coronary heart disease (“CHD”) and ischemic stroke associated with atherosclerosis. The third test, the PLAC® Test for Lp-PLA2 Activity (“PLAC Activity Test”) is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. We are currently commercializing only the PLAC ELISA Test for clinical management of patients in the United States (“US”) and Europe and the PLAC Activity Test for clinical management of patients in Europe.

On July 28, 2010, VaxGen, Inc., a Delaware corporation, closed a merger transaction (the “Reverse Merger”) with diaDexus, Inc., a privately held Delaware corporation (“Old diaDexus”), pursuant to an agreement and plan of merger and reorganization, dated as of May 28, 2010, as amended June 24, 2010. On November 1, 2010, VaxGen, Inc., the surviving entity in the Reverse Merger, changed its name to diaDexus, Inc. pursuant to a merger effected under Section 253 of the Delaware General Corporation Law.

Unless otherwise specified, the “Company,” “diaDexus,” “we,” “us,” and “our” refers to the business of diaDexus, Inc. (f/k/a VaxGen, Inc.) after the Reverse Merger and the business of Old diaDexus prior to the Reverse Merger. Unless specifically noted otherwise, “Pre-Merger VaxGen” refers to the business of VaxGen, Inc. prior to the Reverse Merger.

Certain portions of this Annual Report on Form 10-K may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to the Company’s business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results for the fiscal years ended December 31, 2010 and 2011 or future periods.

The current diaDexus, Inc. (f/k/a VaxGen, Inc.) was incorporated in Delaware on November 27, 1995. Old diaDexus was the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted that company an exclusive license to certain diagnostic intellectual property, including Lp-PLA2.

Our Products and Product Candidates

The following table summarizes our major products:

Products	Indications	Status
PLAC ELISA Test	An aid in predicting risk for CHD and ischemic stroke associated with atherosclerosis	Clearance from FDA first obtained for marketing in the US in July 2003 for CHD and in June 2005 for ischemic stroke. Commercialized in the US and Europe.
PLAC TIA Test	An aid in predicting risk for CHD and ischemic stroke associated with atherosclerosis	Clearance from FDA first obtained for marketing in the US in December 2007. Test was sold in the US until May 2010 and we do not plan to reintroduce this test to any market.
PLAC Activity Test	An indicator of atherosclerotic cardiovascular disease	CE mark received in January 2012. Commercial launch in Europe in March 2012. We are pursuing 510(k) clearance to allow commercialization in the US.

Background on Lp-PLA2 Levels and Risk for Heart Attack and Stroke

CHD and stroke were the first and third causes of death, respectively, in the US in 2007 as reported by the Center for Disease Control in 2010. CHD and strokes are the first and second causes of death for individuals over 65 years of age in the 27 European Union (“EU”) countries in 2009 as reported by Eurostat in 2012. CHD is a narrowing of the arteries that supply blood and oxygen to the heart, most frequently as a result of atherosclerosis, which occurs when fatty material or other substances build up to form plaque on the walls of the arteries. Heart attack can result if the blood to a section of the heart becomes blocked or reduced as a result of the atherosclerosis. Similarly, ischemic stroke, the most common form of stroke, is often associated with atherosclerosis, when a blood clot forms at the buildup of fatty material or other substances in vessels in the brain or when a blood clot from another part of the body dislodges and then blocks a narrower vessel in the brain. In either case, if blood flow is not restored quickly, that portion of the heart or brain will become damaged from lack of oxygen and the cells begin to die.

Lp-PLA2 is an inflammatory enzyme implicated in the formation of rupture prone plaque that can lead to the formation of blood clots and trigger a heart attack or stroke. More than 32 prospective studies substantiate that Lp-PLA2 is a cardiovascular risk marker.

A 2004 peer-reviewed article authored by Dr. Christie Ballantyne and colleagues analyzed samples from the Atherosclerosis Risk in Communities (“ARIC”) study, which followed 12,819 apparently healthy middle-aged men and women for six to eight years. Results from this study indicated that individuals with LDL-cholesterol (commonly referred to as “bad cholesterol”) levels less than 130 mg/dL and levels of Lp-PLA2 in the highest third of the population are twice as likely to have a coronary event than individuals with LDL-cholesterol levels less than 130 mg/dL and Lp-PLA2 levels in the lowest third of the population.

A 2008 peer-reviewed publication by Dr. Philip Gorelick and colleagues based on the analysis of samples from the ARIC study concluded that individuals with systolic blood pressure in the highest third of the population and levels of Lp-PLA2 above the mean were 6.8 times more likely to have a stroke than someone with a systolic blood pressure in the lowest third of the population and levels of Lp-PLA2 below the mean.

A meta-analysis by The Lp-PLA2 Collaboration published in The Lancet in 2010, reviewed 32 prospective studies evaluating Lp-PLA2 and risk of coronary disease, stroke and mortality, and interpreted that Lp-PLA2 activity or mass levels show continuous associations with risk of CHD similar in magnitude to that with non-HDL cholesterol and systolic blood pressure.

Two peer-reviewed publications, authored by Dr. Wolfgang Koenig and colleagues in 2003 and by Dr. Tomi Häkkinen and colleagues in 1999 indicate that Lp-PLA2 activity is up-regulated in atherosclerotic lesions and in rupture-prone fibrous caps. The rationale for Lp-PLA2 as a key inflammatory biomarker is attractive because this enzyme is produced in atherosclerotic plaques and is specifically linked to plaque inflammation and, presumably, ruptures, suggesting a possible causal pathway leading to clinical events. In preclinical studies published in 2008, Dr. Robert L. Wilensky and colleagues have shown that inhibition of Lp-PLA2 attenuates the inflammatory response and slows atherosclerotic plaque progression. However, clinical trials are necessary to support the proposition that blocking or reducing Lp-PLA2 activity levels will interrupt the sequence of events leading to atherosclerotic plaque formation and/or rupture. To that end, GlaxoSmithKline has developed an Lp-PLA2 inhibitor, darapladib, which is in two Phase 3clinical trials. A first Phase 3 study, named STABILITY, commenced in December 2008, is estimated to have a primary completion date of August 2013. GlaxoSmithKline commenced a second Phase 3 study, named SOLID-TIMI 52, in December 2009. We believe that the ongoing Phase 3 studies of darapladib will continue to increase physician awareness of Lp-PLA2.

In November 2011, Dr. Harvey D. White presented a first positive outcomes study in an abstract at the American Heart Association meeting demonstrating that treatment of individuals based on their Lp-PLA2 levels improved clinical outcomes. This study showed that reduction in Lp-PLA2 is a significant predictor of reduction in CHD and changes in Lp-PLA2 may account for a substantial proportion of pravastatin (Pravachol®) effect in reducing CHD events over an average of 6.1 years of treatment. This analysis broke new ground by looking for the first time at the relationship between changes in Lp-PLA2 levels and its correlation to reduced CHD events.

Utility of the PLAC Tests

Our PLAC Tests are blood tests that measure Lp-PLA2 mass or activity levels. We believe that our PLAC Tests thereby provide valuable and actionable information, over and above traditional risk factors such as smoking, blood pressure, cholesterol, family history and age, for treatment and prevention of heart disease and stroke. Individuals with high levels of Lp-PLA2, when considered in conjunction with traditional risk factors, may merit more aggressive risk-reducing strategies, including treatment towards lower LDL-cholesterol goals with statins.

PLAC ELISA Test

We introduced our initial PLAC ELISA Test product in 2004. Our PLAC ELISA Test uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exist only at large and midsize clinical reference laboratories and large hospitals, which must be certified by the US Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC ELISA Test for their patients from those institutions that are able to perform microplate tests and offer the PLAC ELISA Test. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis. The PLAC ELISA Test is the only product that we market in the US and Europe.

PLAC TIA Test

We introduced our initial PLAC TIA Test product in 2008. Our PLAC TIA Test allowed for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology.

In May 2010, we began notifying our customers that we had temporarily suspended the commercialization of our PLAC TIA Test, and asked our customers to discontinue the use of this product, due to heterophilic interference observed in a small number of samples tested. In June 2010, we submitted a new premarket notification to the FDA seeking clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”) to market an enhanced PLAC TIA Test that addresses the heterophilic interference observed in the suspended product. Although the FDA granted 510(k) clearance to market the enhanced PLAC TIA Test in January 2011, we ceased commercialization of the PLAC TIA Test due to ongoing specific manufacturing issues. We do not plan to reintroduce this product in any market.

PLAC Activity Test

We introduced the PLAC Activity Test in Europe in March 2012. This PLAC Activity Test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. Our PLAC Activity Test allows for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology. This clinical chemistry technology is more prevalent than the microplate technology used for the PLAC ELISA Test and is less difficult to operate, such that a broader array of institutions can conduct the test. This group includes clinical laboratories and hospitals of all sizes and physician operated laboratories (“POLs”). In addition, the sample handling requirements are much less stringent for the PLAC Activity Test compared to the other PLAC Tests, allowing greater ease of use for those facilities processing specimens. The PLAC Activity Test will initially be available in Europe to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. CE marking for this intended use was obtained by self certification in January 2012. The PLAC Activity Test is only available on a commercial basis in Europe. We plan to pursue 510(k) clearance for this test from the FDA and eventually commercialize this assay format in the US if we obtain the FDA clearance.

Marketing and Distribution

The Market Opportunity

In 2008, a consensus panel of investigators recommended how to use Lp-PLA2 along with guideline-endorsed cardiovascular disease (“CVD”) risk assessment to better stratify individuals who might be at greater CVD risk than suggested by traditional risk factors and who therefore might benefit from more aggressive management strategies. The consensus panel endorsed the use of Lp-PLA2 for the assessment of CHD event and stroke risk in intermediate- or moderate-risk populations, and specifically recommended testing in the following patients:

•	any patient with two or more major CHD risk factors;

•	any patient 65 years of age or older with one additional risk factor, given that risk for CHD events and strokes increase with age;

•	smokers;

•	individuals with an elevated fasting glucose; and

•	patients with diagnostic criteria for metabolic syndrome who are generally at moderate risk (it has been shown that elevated Lp-PLA2 further increases CVD risk in these patients).

The panel also recommended Lp-PLA2 testing for patients with known CHD or a CHD risk equivalent, such as diabetes or ischemic stroke.

Similar to the previous consensus panel in 2011, members of the National Lipid Association Biomarkers Expert Panel recommend that Lp-PLA2 testing may be considered in intermediate-risk patients, as well as certain greater-risk subgroups, such as those with CHD or a CHD risk equivalent, patients with family history of premature CHD, and patients with recent CHD events, to identify patients who might benefit from more intensive lipid therapy.

In the US, we estimate that approximately 85 million adults in 2010 had two or more cardiovascular risk factors. We believe this represents the maximum population in the US to be the targets for our PLAC Tests indicated for aiding in predicting risk for CHD.

Distribution and Customers

In the US, we market and distribute our products to several large national and regional clinical reference laboratories. We have a sales force that communicates directly with laboratory customers and with distributor sales staffs. Our PLAC Tests ultimately are ordered by clinical reference laboratories and hospitals, so we and our participating laboratory customers often conduct physician education and awareness programs about Lp-PLA2 and about our PLAC Tests.

We also have field application specialists that support the start-up of new laboratory customers and responds to their technical questions. Additionally, we maintain a product-focused website, www.plactest.com, from which interested parties may obtain general information and specific documents relating to the use and clinical performance of our PLAC Test.

In Europe we market and distribute our PLAC Activity Test through distributors. We have selected international distributors for the PLAC Activity Test in our target countries based on their knowledge, interest in distributing the PLAC Activity Test, their contacts and experience in the market, and their ability to reach a variety of customers. All of our European distributors have signed exclusive rights to distribute our product in their respective territories.

Our top four US large laboratory customers for the fiscal year ended December 31, 2011 accounted for 81% of our revenue compared to 66% for the fiscal year ended December 31, 2010. We expect this high degree of customer concentration to continue.

Ongoing and Recently Published Studies

Our sales depend in part on whether healthcare providers believe that our PLAC Tests provide incremental clinical utility and that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes. Our sales also depend on whether health insurers, government health programs and other third-party payors will issue positive coverage decisions, will pay for our diagnostic tests, and will reimburse sufficient amounts for the tests. Some of these payors require clinical outcomes studies before deciding whether to cover the tests. For these reasons, we are in the process of having banked samples from two prospective statin outcome studies tested and analyzed, with the aim of publishing the results in peer-reviewed publications.

The results of one of these trials using samples from the Long-term Intervention with Pravastatin in Ischaemic Disease (“LIPID”) study were presented in abstract form in November 2011 at the annual American Heart Association meeting. This study was positive and it demonstrated that Lp-PLA2 levels predict risk of recurrent CVD event on statin treatment. It also demonstrated that subjects who had the highest baseline Lp-PLA2 and who also had the greatest reduction in Lp-PLA2 levels when treated with statins, had a 35% reduction in the incidence of CHD related death and heart attacks. In addition the reduction in Lp-PLA2 levels may account for 57% of the pravastatin (Pravachol®) treatment effect (not statistically significant). The results of a second study using samples from the Justification for the Use of Statins in Primary Prevention: An Intervention Trial Evaluating Rosuvastatin (JUPITER) trial are anticipated to be published in the first half of 2012.

Manufacturing and Sources of Supply

We currently depend on a sole source, third-party manufacturer, BioCheck, Inc., to manufacture the PLAC ELISA Test. We manufacture internally certain antibodies and antigens that are used as raw materials by BioCheck in the manufacturing of the reagents that are included in the PLAC ELISA Test. We manufacture the PLAC Activity Test on our site in South San Francisco, California. We also depend on other key vendors and suppliers of materials, some of which are sole source or for whom an alternative could be difficult to find.

Intellectual Property and Licenses

We actively seek patent protection in the US and other jurisdictions to protect technology, inventions, and improvements to inventions that are commercially important to our business. Our success depends to a significant degree upon our ability to obtain patent protection for our technologies. We own or have a license to 21 patents and 8 pending patent applications worldwide that relate to the Company’s current business. These issued patents have expiration dates ranging from 2013 to 2016.

We have exclusive licenses from SmithKlineBeecham Corp. (now GlaxoSmithKline) and ICOS Corporation (“ICOS”) (acquired by Eli Lilly and Company) to practice and commercialize technology covered by several US patents and patent applications and their foreign counterparts. The exclusive license from GlaxoSmithKline and ICOS includes exclusive rights to develop Lp-PLA2 as a diagnostic test and cover the relevant patents through their expiration dates, which range from 2013 to 2016.

Competition

We face competition from a number of life sciences companies in the discovery, development, and commercialization of novel diagnostic products for cardiovascular disease. Competing companies include, but are not limited to, large public companies with significantly greater resources, such as Roche, Abbott Laboratories, Siemens, Celera (now part of Quest Diagnostics) and Alere. Their products may compete indirectly with our current product offering by offering alternative products for the same clinical need, and they may compete directly with our future product offerings.

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

Research and Development

We incurred approximately $5.1 million and $4.9 million of research and development expenses during the years ended December 31, 2011 and 2010, respectively, which accounted for approximately 21% and 24% of our total operating expenses in these respective years. We developed the PLAC Activity Test and we developed a process to improve the PLAC ELISA Test stability in 2010 and 2011.

Government Regulation

Our PLAC Tests are subject to regulation by the FDA under its authority to regulate medical devices. In the US, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, premarket notification and adherence to the FDA’s Quality Systems Regulation (“QSR”), which covers device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to premarket approval and most of the previously identified requirements. Most in vitro diagnostic devices are regulated as Class I or Class II devices, although certain diagnostic tests are classified as Class III devices. Our PLAC Tests are class II devices.

Before we can market or sell a new product or make a significant modification to an existing product in the US, we must obtain marketing clearance through either a premarket notification under Section 510(k) of the FDCA or approval of a premarket approval application (“PMA”). A 510(k) premarket notice must demonstrate that the device in question is substantially equivalent to another legally marketed device that does not require premarket approval. The FDA is supposed to complete its review of a 510(k) notice within 90 days of submission, but it may request additional data, including clinical information, which increases the time necessary to review the notice. In January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program. While the FDA has not detailed the precise nature of these reforms, the announcement of the action items signals that additional regulatory requirements may apply to future 510(k) premarket notices.

Even when a product reaches the market, the subsequent discovery of previously unknown problems, such as material deficiencies or defects in design, labeling, or manufacture, or a potential unacceptable risk to health, with a product may result in restrictions on the product, including recall or withdrawal of the product from the market, and/or a requirement to submit a new 510(k) submission or PMA for the product in order to support continued marketing. For example, we suspended commercialization of the PLAC TIA Test product in May 2010 due to heterophilic interference observed in a small number of samples tested. We subsequently developed an enhanced PLAC TIA Test to address the heterophilic interference issue and submitted a new 510(k) application in June 2010, which was cleared by the FDA in January 2011. We may be forced to take similar actions in the future in response to previously unknown problems with our marketed products.

In June 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market our new PLAC Activity Test. In October 2011, we elected to withdraw this application following discussions with the FDA. We plan to develop a new submission. We are in the process of identifying completed clinical trials acceptable to the FDA from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the new automated PLAC Activity Test.

In addition, we are required to comply with the FDA’s good manufacturing practice requirements contained in its QSR. We are also subject to the FDA’s Medical Device Reporting regulations, which require us to report to the FDA any incident in which one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that could cause death or serious injury. Failure to comply with the applicable US medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution, any one or more of which could have a material adverse effect on diaDexus.

We are also subject to the laws that govern the manufacture and distribution of medical devices in the countries in which we manufacture or sell products. The member states of the EU have adopted the European Medical Device Directives, which regulate the manufacture and distribution of medical devices in all EU member countries. These regulations require us to obtain CE marking for diagnostic tests, including our PLAC Tests, prior to marketing them in any EU member state. As of December 2009, we have authorization to apply the CE marking to our PLAC ELISA Test. On September 2011, we were awarded a Certificate of Registration of Quality System to I.A. EN ISO 13485:20003 (“ISO certification”) for “Design, manufacture and distribution of in vitro diagnostic reagents for the determination and evaluation of cardiovascular biomarkers” by the National Standards Authority of Ireland. In January 2012, the Technical File for the PLAC Activity Test was submitted for CE marking with a European authorized representative, mdi Europa. CE marking was obtained by self certification in January 2012. Both ISO certification and CE marking are requirements for our PLAC Activity Test to be marketed and sold in Europe.

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

Reimbursement

Our largest markets are hospital laboratories and commercial reference laboratories in the US. Payment for testing in these markets is largely based on third-party payor reimbursement. The laboratory that performs the test will submit an invoice to the patient’s insurance provider or to the patient if he is not covered by an insurance program. Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology (“CPT”) code by the American Medical Association. Each CPT code is then assigned a reimbursement level by the Centers for Medicare and Medicaid Services (“CMS”), formerly the US Health Care Financing Administration. Third party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS. Our PLAC ELISA Test is covered by a CPT code.

Employees

As of December 31, 2011, we had 50 full-time employees and 1 part-time employee. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

Available Information

For more information about us, please visit our website at http://www.diadexus.com and our PLAC Tests website at http://www.plactest.com. You may also obtain a free copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on the day the reports or amendments are filed with or furnished to the SEC by visiting our website at http://www.diadexus.com. The information found on, or otherwise accessible through, our website or our PLAC Tests website is not incorporated information and does not form a part of this Annual Report on Form 10-K.

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

Risks Relating to Our Business Operations

We have withdrawn our 510(k) application for FDA clearance of our PLAC Activity Test, and we may be unable to submit a subsequent 510(k) application or to obtain clearance with respect to such application.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market our PLAC Activity Test. This new assay measures the activity levels of the Lp-PLA2 enzyme in the blood, while the currently marketed PLAC Test utilizes an ELISA method which measures the concentration of the enzyme. The Lp-PLA2 activity assay is capable of running on automated, high throughput clinical chemistry analyzers unlike the current PLAC ELISA Test. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Tests market and revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We plan to develop a new submission. We are in the process of identifying completed clinical trials acceptable to the FDA from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the PLAC Activity Test.

There can be no guarantee that we will identify appropriate clinical trials, or that serum samples can be obtained from such trials to support retesting of PLAC Activity Test. We cannot assure you that the results of any such clinical trials will support the proposed clinical claims. There can be no guarantee that the FDA will clear the subsequent 510(k) submission on a timely basis, or at all. Failure to receive clearance for the PLAC Activity Test on a timely basis (or at all) may result in a loss of potential customers and would have an adverse effect on our financial condition and our ability to maintain or expand our business.

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

Recently, we have undergone significant changes in senior management, including changes in our chief executive officer and the chief financial officer. This transition to a new management team may be disruptive to our operations and create uncertainty about our ability to implement our business strategy and/or raise additional capital, and our business may be materially adversely affected. Our failure to hire, train and retain qualified personnel would impair our ability to develop new products and manage our business effectively.

We are an early stage company and have engaged in only limited sales and marketing activities for our first products, the PLAC Tests.

Our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for the Company. As is the case with all novel biomarkers, we must establish a market for our PLAC Tests and build that market through physician education and awareness programs. Publication in peer review journals of results from outcome studies using our products will be an important consideration in the adoption by physicians and in the coverage by insurers of our products. Our ability to commercialize successfully the PLAC Tests and other diagnostic products will depend on factors, including:

•	whether healthcare providers believe our PLAC Tests and any other diagnostic tests that we successfully develop provide sufficient incremental clinical utility;

•	whether we are able to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in prospective clinical studies; and

•	whether health insurers, government health programs and other third-party payors will cover and pay for our diagnostic tests and the amounts they will reimburse.

These factors may present obstacles to commercial acceptance of our products, and we may need to devote substantial time and money to surmount these obstacles, and the result might not be successful.

Our business is characterized by a high degree of customer concentration. Our four top customers accounted for 92% of our accounts receivable and 81% of our revenue as of and for the year ended December 31, 2011, respectively. The loss of one or more of these customers or a decline in revenue from one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Sales to a limited number of large laboratory customers account for a significant portion of our revenue and accounts receivable. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. The concentration of revenue from our top four customers was 81% and 66% for the years ended December 31, 2011 and 2010, respectively. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether we are able to grow our revenue from the PLAC Activity Test. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large laboratory companies and distributors, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers are able to exert greater influence over our product pricing, which has led to a decline in average sales price in recent quarters. Such downward pressure on our pricing has the potential to continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business. The concentration of accounts receivable from our top four customers was 92% and 77% as of December 31, 2011 and 2010, respectively.

We rely on a sole source third party to manufacture our PLAC ELISA Test. If this manufacturer is unable to supply our products in a timely manner, or at all, we may be unable to meet customer demand, which would have a material adverse effect on our business.

We currently depend on a sole source, third party manufacturer, BioCheck, Inc., to manufacture our PLAC ELISA Test. We cannot assure you that this manufacturer will be able to provide the products in quantities that are sufficient to meet demand or at all, in a timely manner, which could result in decreased revenues and loss of market share. We also depend on other key vendors and suppliers of materials, some of which are sole source or for whom an alternative could be difficult to find. There may be delays in the manufacturing process over which we have no control, including shortages of raw materials, labor disputes, backlog and failure to meet FDA standards. We are aware that our sole source manufacturer relies on sole source suppliers with respect to materials used in our products. We rely on our third-party manufacturer to maintain their manufacturing facility in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business. Increases in the prices we pay our manufacturer, or lapses in quality, such as failure to meet our specifications or QSR and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace the existing manufacturer may be difficult, because the number of potential manufacturers is limited. If we do undertake to negotiate terms of supply with another manufacturer or other manufacturers, our relationships with our existing manufacturer could be harmed. Any interruption in the supply of product, or the inability to obtain the product from alternate sources in a timely manner, could impair our ability to supply the PLAC ELISA Test and to meet the demands of our customers, which would have a material adverse effect on our business.

We manufacture our PLAC Activity Test on-site in South San Francisco, California. It is our first time manufacturing a product in house and we could experience process, quality control and shipping problems due to the early stage of manufacturing.

We have developed manufacturing of the PLAC Activity Test in house. We are dependent on the expertise of the personnel that developed and manufacture the product. As with any new products, we could observe performance deviations that have not been apparent during development, including performance and stability of the PLAC Activity Test. The discovery of such performance deviations or of any manufacturing problems may adversely affect our sales in Europe.

We rely on the commercial success of our PLAC Tests.

We are solely dependent on our product line of PLAC Tests. We expect that the PLAC Tests will account for a substantial portion of our revenue for the foreseeable future. We do not know if our PLAC Tests will be successful over the long-term and it is possible that the demand for the product may decline over time. Any decline in demand or failure of our PLAC Tests to penetrate current or new markets significantly could have a material adverse effect on our business, financial condition, and results of operations.

If third-party payors do not reimburse our customers for the use of our clinical diagnostic products or if they reduce reimbursement levels, our ability to sell our products will be harmed.

We sell our products primarily through distributors and to large laboratory customers, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Increasingly, all payors are challenging the prices charged for diagnostic tests. Most of these third-party payors may deny coverage and reimbursement if they determine that a medical product was not medically necessary or not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication.

If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline. Lower-than-expected, or decreases in, reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the willingness of physicians and other practitioners to purchase our products at prices we target, or at all. If we are unable to sell our products at target prices, our revenue and gross margins will suffer and our business could be materially harmed.

Our business, in particular the growth of our business, is dependent on our ability to successfully develop and commercialize novel diagnostic products and services based on biomarkers. If we fail to develop and commercialize diagnostic products, we may be unable to execute our business plan.

Our long-term ability to generate product-related revenue will depend in part on our ability to develop additional formats or versions of the PLAC Tests and other new diagnostic products. If internal efforts do not generate sufficient product candidates, we will need to identify third parties that wish to collaborate with us to develop new products and applications. Our ability to pursue successfully third-party relationships will depend in part on our ability to negotiate acceptable license and related agreements. Even if we are successful in establishing collaborative arrangements, they may never result in the successful development or commercialization of any product candidate or the generation of any sales or royalty revenues. In addition, rapid technological developments and innovations characterize the markets for our products and services. Our success will depend in large part on our ability to correctly identify emerging trends, enhance capabilities, and develop and manufacture new products quickly, in a cost-effective manner, and at competitive prices. The development of new and enhanced products is a complex and costly process. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce such new products and enhancements. Our choices for developing products may prove incorrect if customers do not adopt the products we develop or if the products ultimately prove to be medically or commercially unviable. The discovery of performance problems may adversely affect development schedules. If we fail to timely develop and introduce competitive new products or additional formats of our existing products, our business, may be materially adversely affected.

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy incorporates international expansion, including establishing and maintaining direct sales and physician outreach and education capabilities outside of the United States and expanding our relationship with distributors. Doing business internationally involves a number of risks, including:

•

multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain regulatory approvals for the use of our tests in various countries;

•	difficulties in staffing with managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes or patient self-pay systems;

•	logistics and regulations associated with shipping, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to process tests locally;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within purview of the Foreign Corrupt Practice Act, its books and records provisions or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.

Our dependence on distributors for foreign sales of our PLAC Activity Test could limit or prevent us from selling our test in Europe and from realizing long-term international revenue growth.

As of December 31, 2011, we had exclusive distribution agreements for our products in 14 European countries, and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Activity Test. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

The requirements of being a public company have required and will continue to require significant resources, increase our costs and occupy our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

On July 28, 2010, we closed the Reverse Merger. The Reverse Merger was determined to constitute a reverse acquisition and Old diaDexus, a privately held company, was determined to be the acquirer for accounting purposes. Although Pre-Merger VaxGen was an operating company, its operations were insignificant compared to those of the post-merger entity. The financial statements and information relating to Old diaDexus now constitute our financial statements and information.

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

The securities laws require, among other things, that we implement and maintain effective internal control for financial reporting and disclosure. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We have incurred and expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. Moreover, if we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

Risks Relating to Government Regulations

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

We and our suppliers are subject to inspections by the FDA and other regulatory agencies and failure to pass these audits could have a material adverse effect on our results of operations.

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

We are and will be subject to new regulations which could have a material adverse effect on our results of operations.

Many national, regional, and local laws and regulations, including the recently-enacted healthcare reform legislation, have not been fully implemented by the regulatory authorities or adjudicated by the courts, and their provisions are open to a variety of interpretations. In the ordinary course of business, we must frequently make judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to various sanctions, including substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. Such sanctions could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business. In addition, in January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program. The FDA issued its recommendations and proposed action items in response to concerns from both within and outside of FDA about the 510(k) program. Although the FDA has not detailed the specific modifications or clarifications that the Agency intends to make to its guidance, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process, the FDA’s announced action items signal that additional regulatory requirements are likely. In particular, the FDA intends to issue a variety of draft guidance and regulations over the coming months which would, among other things, clarify when changes to a cleared medical device warrant a new 510(k) and which modifications would be eligible for a Special 510(k), establish a Unique Device Identification System, and clarify FDA’s use and application of several key terms in the 510(k) review process. These reforms, when implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the cost of compliance, or restrict our ability to maintain our current 510(k) clearances.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach the required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of the PPACA and the new law is uncertain. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products.

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

We are also subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

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

Risks Relating to Liquidity

Our term loan contains restrictions that limit our flexibility in operating our business, and the lender may accelerate repayment of amounts outstanding under certain circumstances.

In September 2011, we entered into a loan and security agreement with a bank. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

If we breach of any of these covenants, are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to achieve revenues equal to at least 80% of monthly projections approved by our Board of Directors and provided to the bank, and our failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

We will need to raise additional capital to support our operations in the future.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was approximately $194.9 million at December 31, 2011. For the years ended December 31, 2011 and 2010, we incurred a net loss of $7.5 million and $8.4 million, respectively. We expect to continue to incur substantial net losses for at least the next few years. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Risks Relating to Intellectual Property

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

We have an exclusive license from GlaxoSmithKline and a co-exclusive license from ICOS Corporation (“ICOS”) to practice and commercialize technology covered by several issued and pending United States patents and their foreign counterparts. The issued patents that relate to the Company’s current business have expiration dates ranging from 2013 to 2016.

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

Risks Relating to Our Stock

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

The stock markets and the markets for medical diagnostics and biotechnology stocks in particular, have experienced volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Investors may not be able to sell when they desire due to insufficient buyer demand and may realize less than, or lose all of, their investment.

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

The Company maintains its principal administrative office, laboratory and production operations in a 65,000 square foot leased facility located at 349 Oyster Point Boulevard under a lease agreement that expires in December 2016. We believe this facility is more than adequate for our present needs.

Item 3.	Legal Proceedings

The Company is from time to time subject to various claims and legal actions during the ordinary course of business. The Company believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stock Holder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol “DDXS”. The following table sets forth the high and low bid prices of our common stock for the periods indicated. The prices represent quotations by dealers without adjustments for retail markups or commission and may not represent material transactions.

	Common Stock
	2011		2010
	High	Low	High	Low
First Quarter	$0.50	$0.28	$0.52	$0.30
Second Quarter	0.40	0.28	0.46	0.30
Third Quarter	0.36	0.20	0.33	0.22
Fourth Quarter	0.26	0.09	0.36	0.22

On March 7, 2012, the last reported sales price of our common stock on the OTCBB was $0.23 per share.

Holders

There were approximately 361 holders of record of our common stock as of March 7, 2012.

Repurchases and Dividends

We did not repurchase any shares of our equity securities during the year ended December 31, 2011. We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future. Under the terms of a loan agreement with a bank, we are restricted from declaring a dividend without the bank’s consent.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 11 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

Not required

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

As described above, on July 28, 2010, we closed the Reverse Merger with VaxGen, Inc., a Delaware corporation, pursuant to an agreement and plan of merger and reorganization, dated as of May 28, 2010, as amended June 24, 2010. On November 1, 2010, VaxGen, Inc., the surviving entity in the merger, changed its name to diaDexus, Inc. pursuant to a merger effected under Section 253 of the Delaware General Corporation Law.

Overview

We are a life sciences company focused on the development and commercialization of proprietary in vitro diagnostic products addressing unmet needs in cardiovascular disease. The PLAC Tests provide new information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have developed three PLAC Tests. Two tests measure the mass of circulating Lp-PLA2 in the blood, an ELISA product and a TIA product. The PLAC ELISA Test and PLAC TIA Test are the only blood tests cleared by the FDA to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The PLAC Activity Test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. We are currently commercializing only the PLAC ELISA Test in the US and Europe and the PLAC Activity Test in Europe.

In June 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market our new PLAC Activity Test. This product measures the activity levels of the Lp-PLA2 enzyme in the blood, while the PLAC ELISA Test utilizes an ELISA method that measures the concentration of the enzyme. The PLAC Activity Test is capable of running on automated, high throughput clinical chemistry analyzers unlike the PLAC ELISA Test. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Test market and revenue growth. In October 2011, we elected to withdraw this application following discussions with the FDA. We plan to develop a new submission. We are in the process of identifying completed clinical trials acceptable to the FDA from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the new automated PLAC Activity Test.

We have undergone a senior management transition recently. In September 2011, our Board of Directors appointed Brian E. Ward, Ph.D. to serve as our President and Chief Executive Officer, in October 2011, our Board of Directors appointed Robert Michael Richey to serve as our Chief Business Officer, and in February 2012, our Board of Directors appointed Jean-Frédéric Viret, Ph.D. to serve as our Chief Financial Officer.

We have incurred substantial losses since inception, and expect to continue to incur substantial net losses for at least the next few years. To date, we have funded our operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products. As a result of the Reverse Merger, Old diaDexus obtained $23.4 million in cash and cash equivalents that were held by Pre-Merger VaxGen, but Old diaDexus also became part of a combined entity that is subject to significant liabilities under certain real estate leases and expenses relating to obligations as a public company. These additional expenses are reflected in the results of operations only from July 28, 2010, the closing date of the Reverse Merger.

We entered into a loan agreement with a bank in September 2011. The agreement contains certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

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

Our revenues are derived to a large extent from sales to a limited number of distributors and large laboratory customers which account for a significant portion of our revenue. The concentration of our key customers may vary from period to period for a variety of reasons, including competition, developments related to our products, such as the suspension of our PLAC TIA Test, and changes in individual customers’ purchases of our products for reasons including profitability and inventory management. The concentration of revenue from our top four customers was 81% and 66% for the years ended December 31, 2011 and 2010, respectively.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Years Ended December 31,
	2011	2010
United States	$16,183	$11,514
Europe	164	212
Rest of the world	37	24

	$16,384	$11,750

Over 98% of our revenues in each of the years ended December 31, 2011 and 2010, respectively were from the US geographic area.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition provisions of Accounting Standard Codification (“ASC”) 718, Share-Based Payment. The fair value of stock options and warrants are calculated using the Black-Scholes pricing method on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 12 to the consolidated financial statements for more information regarding stock-based compensation.

Income Tax

Effective January 1, 2009, we adopted the provisions of Financial Accounting Standards Board ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The interpretation applies to all tax positions accounted for and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, de-recognition and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. See Note 15 to the consolidated financial statements for more information regarding our income tax policies.

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

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of December 31, 2011, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2011 and 2010

Revenues

	Years Ended December 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Revenues:
License revenue	$305	$305	—
Royalty revenue	3,859	3,632	6%
Product sales	11,738	7,132	65%
Product sales to related party	482	681	(29)%

Total net revenues	$16,384	$11,750	39%

Revenues are generated from licensing fees, royalties earned, product sales and contract arrangements. We classify our sales to GlaxoSmithKline as sales to related party. The accounting classification of revenue between royalties and product sales relates to the alternate sales channels used by the Company. Total net revenues increased $4.6 million to $16.4 million for the year ended December 31, 2011 compared to $11.8 million for the year ended December 31, 2010.

The increase of $4.6 million, or 39%, in 2011, compared to 2010, reflects increased demand for our PLAC ELISA Test partially offset by the loss of some smaller customers due to the suspension of our PLAC TIA Test in May 2010, and a decline in the average sales price of our product. The decrease in sales to related party is attributable to a planned reduction in purchases based on related party’s internal projects. This decrease may be temporary as demand varies on enrollment in clinical trials and the testing requirements for these trials.

Our top four customers accounted for 81% and 66% of total net revenues for the years ended December 31, 2011 and 2010, respectively. Because of this customer concentration and the timing of orders from these customers, our revenue may fluctuate materially. Our largest customers are able to exert greater influence over our product pricing, which has led to a decline in average sales price in recent quarters. Such downward pressure on our pricing is expected to continue near term.

In May 2010, we began notifying our customers that we had temporarily suspended the commercialization of our PLAC TIA Test, and asked our customers to discontinue use of this product, due to heterophilic interference observed in a small number of samples tested. In June 2010, we submitted a new premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market an enhanced PLAC TIA Test that addresses the heterophilic interference observed in the suspended product. To facilitate continued reporting of Lp-PLA2 results, we have been successful to date in referring or converting many of our PLAC TIA Test customers to those laboratories capable of using the PLAC ELISA Test. Although the FDA granted 510(k) clearance to market the enhanced PLAC TIA Test in January 2011, we ceased commercialization of the PLAC TIA Test due to ongoing manufacturing issues. We do not plan to reintroduce this product in any market. We launched our PLAC Activity Test in March 2012 in Europe and we are in the process of seeking 510(k) clearance for that test in the US.

Product Costs

	Years Ended December 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Product costs	$5,404	$4,652	16%

Product costs include our expenditures for manufacturing support, product supplies, personnel salaries and overhead allocations. Product costs increased $752,000 to $5.4 million for the year ended December 31, 2011 compared to $4.7 million for the year ended December 31, 2010.

The increase of $752,000, or 16%, in 2011 compared to 2010, primarily reflects increase in product-related materials and supplies costs of approximately $839,000, an increase in personnel costs of approximately $467,000 due to higher headcount to support increased production activities to meet higher volume demand and severance costs of $42,000. This increase was offset by the non-recurrence of an inventory write-off and other expenses related to the suspension of the PLAC TIA product of approximately $517,000 incurred in 2010.

Sales and Marketing Expenses

	Years Ended December 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Sales and marketing	$4,143	$5,138	(19)%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses decreased $995,000 to $4.1 million for the year ended December 31, 2011 compared to $5.1 million for the year ended December 31, 2010.

This decrease of $995,000, or 19%, in 2011 compared to 2010, primarily reflects reductions in personnel expenses of approximately $553,000, in marketing program and materials costs of approximately $257,000, in travel expenses of approximately $183,000, in information technology and facility expenses of approximately $130,000 and in office costs of approximately $65,000, primarily as a result of the suspension of our PLAC TIA product in May 2010. This decrease was offset by severance costs of approximately $193,000 incurred in connection with the departure of our former Chief Commercial Officer in 2011. We expect these expenses to increase in the future as we increase the size of our sales force.

Research and Development Expenses

	Years Ended December 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Research and development	$5,138	$4,935	4%

Research and development expenses include costs related to product development, regulatory support of our technology and other support costs, including salaries and consultant fees. Research and development expenses increased $203,000 to $5.1 million for the year ended December 31, 2011 compared to $4.9 million for the year ended December 31, 2010.

The increase of $203,000, or 4%, in 2011 compared to 2010, primarily reflects the termination of an expense reimbursement in 2010 from a third party of approximately $504,000, severance costs of approximately $245,000 incurred primarily in connection with the departure of our former Chief Scientific Officer, an increase in clinical studies cost related to clinical utility of the PLAC Tests of approximately $94,000, and an increase in personnel costs of approximately $65,000 due to expansion of development support for PLAC products. This increase was partially offset by decrease in costs related to development of PLAC TIA Test of approximately $391,000 and a decrease in information technology and facility expenses of approximately $334,000.

General and Administrative Expenses

	Years Ended December 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
General and administrative	$9,544	$5,629	70%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses increased $3.9 million to $9.5 million for the year ended December 31, 2011 compared to $5.6 million for the year ended December 31, 2010.

This increase of $3.9 million, or 70%, in 2011 compared to 2010, primarily reflects costs of a building lease entered into by Pre-Merger VaxGen of approximately $1.1 million, severance costs of $916,000 associated with the resignation of the Company’s former Chief Executive Officer, increased accounting, legal, insurance and other professional services costs related to the Company’s statutory filings requirements and public company obligations of approximately $915,000, loss of sublease income of approximately $519,000 and costs related to facilities relocation of $454,000.

Interest Income, Interest Expense and Other Income (Expense), Net

	Years Ended December 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$56	$40	40%
Interest expense	288	(149)	(293)%
Other income (expense), net	19	42	(55)%

Total net interest and other income (expense)	$363	$(67)	(642)%

Interest income is derived from cash balances and investments. Interest expense is based on outstanding debt obligations. Total net interest and other income increased $430,000 to $363,000 for the year ended December 31, 2011 compared to total net interest and other expense of $67,000 for the year ended December 31, 2010.

The increase in total net interest and other income of $430,000, or 642%, in 2011 compared to 2010, was primarily due to reversal of $398,000 of tax-related accrued interest and penalties due to the expiration of the statute of limitations during 2011.

Income Taxes

	Years Ended December 31,		% Increase (Decrease)
	2011	2010	2010 to 2011
	(in thousands)
Income tax benefit (provision)	$(1)	$226	(100)%

We generated net loss for the year ended 2011 and had no federal income tax provision. Our effective tax rate was 0% for income tax for the year ended December 31, 2011. The $226,000 income tax benefit in 2010 was due to the release of a reserve for an uncertain tax position.

In addition, we have substantial net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes. At December 31, 2011, we had unrecognized tax benefits totaling $1.4 million. Our ability to utilize certain of our net operating losses are limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of product to fund our operations.

As of December 31, 2011 we had cash, cash equivalents and short-term and long-term investments of $17.2 million, compared to $20.4 million at December 31, 2010. The decrease of $3.2 million primarily reflects cash used in operations of $6.7 million, and purchase of property and equipment of $1.0 million, offset by proceeds following the closing of a term loan from a bank in September 2011 of $4.8 million in net proceeds.

As of December 31, 2010 we had cash, cash equivalents and short-term investments of $20.4 million, compared to $4.8 million at December 31, 2009. The increase in cash, cash equivalents and short-term investments of $15.6 million in 2010 compared to 2009 is primarily due to the addition of cash and cash equivalents held by Pre-Merger VaxGen, net of financing costs, following the closing of the Reverse Merger on July 28, 2010, partially offset by the repayment of debt and by cash used in operations for the year. Net cash used in operating activities was $6.7 million in 2011 compared to $7.5 million in 2010. The decrease was primarily attributable to lower net loss in 2011.

Net cash used in investing activities was $8.0 million in 2011, primarily due to purchases of available-for-sale investments of $26.5 million and $1.0 million in purchase of property and equipment due to the move to a new facility in October 2011. This was partially offset by investment maturities of $19.5 million. Net cash provided by investing activities was $25.5 million in 2010, primarily due to the addition of cash and cash equivalents held by Pre-Merger VaxGen, net of financing expenses, of $23.4 million following the closing of the Reverse Merger on July 28, 2010, and investment maturities of $2.3 million, partially offset by purchases of capital equipment of $0.1 million.

Net cash provided by financing activities was $4.8 million in 2011, primarily due to closing of a term loan in the amount of $5.0 million. This was offset by $0.2 million of issuance costs. Net cash used in financing activities was $0.2 million in 2010, primarily reflects financing proceeds from Old diaDexus stockholders and Pre-Merger VaxGen of $5.5 million, offset by repayment of a term loan from a banking syndicate of $5.1 million and payment of expenses related to the Reverse Merger of $0.6 million.

As of December 31, 2011, we had an accumulated deficit of $194.9 million, working capital of $16.6 million and stockholders’ equity of $11.1 million. We believe that our existing cash, cash equivalent, and investment securities will be sufficient to cover our cash needed for operating activities and commitments through at least December 31, 2012, based on our current operating plan.

Our future capital requirements will depend primarily upon our ability to maintain and grow our current product revenues, to develop and commercialize new products, to manage our obligations under real estate leases, to realize the sale of our assets held for sales, and to improve our reimbursement prospects from third-party payors, including:

•	The rate of product adoption by laboratories and doctors;

•	Our ability to expand commercialization of the PLAC Activity Test in Europe; and

•	The third-party payor community’s acceptance of and reimbursement for the PLAC Tests.

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

The Company has incurred substantial losses since inception, and expects to continue to incur substantial net losses for at least the next few years. To date, the Company has funded its operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products. As a result of the Reverse Merger, Old diaDexus obtained $23.4 million in cash and cash equivalents that were held by Pre-Merger VaxGen, but Old diaDexus also became part of a combined entity that is subject to significant liabilities under certain real estate leases and expenses relating to obligations as a public company. These additional expenses are reflected in the results of operations only from July 28, 2010, the closing date of the Reverse Merger.

In September 2011, the Company entered into a loan and security agreement with a bank (see Note 9). This loan contains various covenants.

If the Company breaches any of these covenants is unable to make a required payment of principal or interest, or experience a material adverse change to its business, it could result in a default under the loan. Additionally, the Company is required to achieve revenues equal to at least 80% of monthly projections approved by its Board of Directors and provided to the bank, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If the Company is unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. The Company has pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with its covenants. In order to meet the future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company cannot assure you that it will be able to raise any such additional funding.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2011 are disclosed in the following table (in thousands):

	Total	2012	2013	2014	2015	2016
Debt obligations	$5,711	$682	$1,870	$1,781	$1,378	$—
Operating lease obligations	12,915	2,433	2,505	2,581	2,658	2,738

Total contractual commitments	$18,626	$3,115	$4,375	$4,362	$4,036	$2,738

As part of the Reverse Merger completed on July 28, 2010, we recorded a lease obligation associated with the Pre-Merger VaxGen facility which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation. We amortize the unfavorable lease obligation using the effective interest rate method. The carrying amount of the unfavorable lease liability was $3.6 million as of December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of December 31, 2011, we had cash, cash equivalents, and short-term investments of $17.2 million, consisting of cash, cash equivalents and highly liquid short-term and long-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will however, reduce our interest income from short-term and long-term investments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

diaDexus, Inc.

We have audited the accompanying consolidated balance sheets of diaDexus, Inc. and its subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of diaDexus, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers, LLP

San Jose, California

March 15, 2012

DIADEXUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$10,484	$20,394
Short-term investment securities	6,492	—
Accounts receivable, net of allowance for doubtful accounts of $4 and rebate reserve of $20 at December 31, 2011 and none at December 31, 2010	2,408	1,543
Receivable from related party	—	175
Inventories	117	105
Restricted cash	400	—
Assets held for sale	304	308
Prepaid expenses and other current assets	975	1,046

Total current assets	21,180	23,571
Long-term investments	250	—
Restricted cash	1,400	1,800
Property and equipment, net	1,350	580
Other long-term assets	175	128

Total assets	$24,355	$26,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$882	$445
Notes payable, current portion	372	—
Deferred revenues, current portion	331	305
Deferred rent, current portion	—	103
Unfavorable lease obligations	492	363
Accrued and other current liabilities	2,469	1,930

Total current liabilities	4,546	3,146
Non-current portion of notes payable	4,526	—
Non-current portion of deferred revenue	530	835
Non-current portion of deferred rent	266	52
Non-current portion of unfavorable lease obligation	3,063	3,555
Other long term liabilities	284	646

Total liabilities	13,215	8,234

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,067,045 and 53,067,057 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	531	531
Additional paid-in capital	205,557	204,774
Accumulated other comprehensive loss	(5)	—
Accumulated deficit	(194,943)	(187,460)

Total stockholders’ equity	11,140	17,845

Total liabilities and stockholders’ equity	$24,355	$26,079

See accompanying notes to consolidated financial statements.

DIADEXUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Years ended December 31,
	2011	2010
Revenues:
License revenue	$305	$305
Royalty revenue	3,859	3,632
Product sales	11,738	7,132
Product sales to related party	482	681

Total revenues	16,384	11,750

Operating costs and expenses:
Product costs	5,404	4,652
Sales and marketing	4,143	5,138
Research and development	5,138	4,935
General and administrative	9,544	5,629

Total operating costs and expenses	24,229	20,354

Loss from operations	(7,845)	(8,604)

Interest income, interest expense and other income (expense), net:
Interest income	56	40
Interest expense	288	(149)
Other income (expense), net	19	42

Loss before income tax	(7,482)	(8,671)
Income tax benefit (provision)	(1)	226

Net loss	$(7,483)	$(8,445)

Basic and diluted net loss per share:	$(0.14)	$(0.25)

Weighted average shares used in computing basic and diluted net loss per share	53,067,052	33,594,033

See accompanying notes to consolidated financial statements.

DIADEXUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010
Operating activities:
Net loss	$(7,483)	$(8,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of assets	(9)	—
Depreciation and amortization	591	891
Impairment of assets held for sale	—	2
Stock-based compensation	689	670
Provision for doubtful account	4	—
Provision for rebate reserve (reversal)	20	(46)
Amortization (accretion) on investments	231	12
Noncash other income related to warrants	—	(36)
Noncash interest (income) expense	(372)	(97)
Noncash interest associated with notes payable	36	—
Noncash income tax benefit	—	(208)
Unfavorable lease	(363)	(188)
Inventory written off	—	232
Changes in operating assets and liabilities:
Accounts receivable	(889)	140
Accounts receivable from related party	175	120
Inventory	(12)	(116)
Prepaid expenses, other current assets and other long-term assets	142	(85)
Accounts payable	359	155
Accrued liabilities and other long-term liabilities	339	(31)
Deferred rent	111	(142)
Deferred revenue	(279)	(318)

Net cash used in operating activities	$(6,710)	$(7,490)

Investing activities:
Purchases of property and equipment	(1,083)	(105)
Maturities of available-for-sale investments	19,527	2,250
Purchases of available-for-sale investments	(26,505)	—
Proceeds from sale of assets	13	—
Cash acquired on acquisition	—	23,385

Net cash provided by (used in) investing activities	$(8,048)	$25,530

Financing activities:
Proceeds from notes payable	4,980	—
Debt issuance costs	(132)	—
Proceeds from notes payable	—	5,500
Principal repayment of notes payable	—	(5,099)
Expenses relating to merger	—	(586)

Net cash provided by (used in) financing activities	$4,848	$(185)

Net increase (decrease) in cash and cash equivalents	(9,910)	17,855
Cash and cash equivalents, beginning of period	20,394	2,539

Cash and cash equivalents, end of period	$10,484	$20,394

Supplemental disclosure:
Cash paid for interest	$66	$553
Non-cash investing and financing transactions
Fair value of assets acquired	$—	$2,055
Fair value of liabilities assumed	$—	$5,303
Forgiveness of notes payable	$—	$4,000
Accrued expenses relating to merger	$—	$(9)
Issuance of warrants for common stock in connection with debt	$94	$—
Acquisition of property and equipment in accounts payable	$78	$—
Acquisition of property and equipment in accrued liabilities	$200	$—

See accompanying notes to consolidated financial statements.

DIADEXUS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’

EQUITY (DEFICIT)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2009	80,277,609	$168,242	1,814,494	$18	$12,739	$—	$(179,015)	$(166,258)
Cancellation of Pre-Merger preferred and common stock	(80,277,609)	(168,242)	(1,814,494)	(18)	168,260	—	—	168,242
Reverse merger acquisition	—	—	—	—	23,700	—	—	23,700
Stock-based compensation - employee under ASC 718	—	—	—	—	400	—	—	400
Issuance of common stock in Reverse Merger	—	—	53,067,057	531	270	—		801
Costs related to issuance in reverse merger	—	—	—	—	(595)	—	—	(595)
Net loss and comprehensive loss	—	—	—	—	—	—	(8,445)	(8,445)

Balance at December 31, 2010	—	—	53,067,057	531	204,774	—	(187,460)	17,845

Adjustment for escrow shares	—	—	(12)	—	—	—	—	—
Stock-based compensation - employee under ASC 718	—	—	—	—	689	—	—	689
Issuance of warrants	—	—	—	—	94	—	—	94
Net loss	—	—	—	—	—	—	(7,483)	(7,483)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(5)	—	(5)

Net loss and comprehensive loss	—	—	—	—	—	—	—	(7,488)

Balance at December 31, 2011	—	$—	53,067,045	$531	$205,557	$(5)	$(194,943)	$11,140

See accompanying notes to consolidated financial statements.

diaDexus, Inc.

Notes to Consolidated Financial Statements

1. Business Overview

Formation of the Company

The Company (as defined below) is a life sciences company focused on the development and commercialization of proprietary in vitro diagnostic products addressing unmet needs in cardiovascular disease. The Company is the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted the Company an exclusive license to certain diagnostic intellectual property, including Lp-PLA2, an inflammatory marker of cardiovascular risk.

The Company’s products, PLAC Tests, provide new information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. The Company has developed three PLAC Tests. Two tests measure the mass of circulating Lp-PLA2 in the blood, an ELISA product and a TIA product. The PLAC ELISA Test and PLAC TIA Test are the only blood tests cleared by the FDA to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The PLAC Activity Test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company is currently commercializing only the PLAC ELISA Test in the US and Europe and the PLAC Activity Test in Europe.

In June 2011, the Company submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market its new PLAC Activity Test. This product measures the activity levels of the Lp-PLA2 enzyme in the blood, while the PLAC ELISA Test utilizes an ELISA method that measures the concentration of the enzyme. The PLAC Activity Test is capable of running on automated, high throughput clinical chemistry analyzers unlike the PLAC ELISA Test. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Test market and revenue growth. In October 2011, the Company elected to withdraw this application following discussions with the FDA. The Company plans to develop a new submission. The Company is in the process of identifying completed clinical trials acceptable to the FDA from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the new automated PLAC Activity Test.

The Company underwent a senior management transition recently. In September 2011, the Company’s Board of Directors appointed Brian E. Ward, Ph.D. to serve as its President and Chief Executive Officer, in October 2011, the Company’s Board of Directors appointed Robert Michael Richey to serve as its Chief Business Officer, and in February 2012, the Company’s Board of Directors appointed Jean-Frédéric Viret, Ph.D. to serve as its Chief Financial Officer.

The Company has incurred substantial losses since the inception, and expects to continue to incur substantial net losses for at least the next few years. To date, the Company has funded its operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products. On July 28, 2010, VaxGen, Inc., a Delaware corporation, closed a merger transaction (the “Reverse Merger”) with diaDexus, Inc., a privately held Delaware corporation (“Old diaDexus”). As a result of the Reverse Merger, Old diaDexus obtained $23.4 million in cash and cash equivalents that were held by Pre-Merger VaxGen, but Old diaDexus also became part of a combined entity that is subject to significant liabilities under certain real estate leases and expenses relating to obligations as a public company. These additional expenses are reflected in the results of operations only from July 28, 2010, the closing date of the Reverse Merger.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

In September 2011, the Company entered into a loan and security agreement with a bank (see note 9). This loan contains various covenants.

If the Company breaches any of these covenants is unable to make a required payment of principal or interest, or experience a material adverse change to its business, it could result in a default under the loan. Additionally, the Company is required to achieve revenues equal to at least 80% of monthly projections approved by its Board of Directors and provided to the bank, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If the Company is unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. The Company has pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with its covenants. In order to meet the future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company cannot assure you that it will be able to raise any such additional funding.

PLAC ELISA Test

The Company introduced its initial PLAC ELISA Test product in 2004. The Company PLAC ELISA Test uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exist only at large and midsize clinical reference laboratories and large hospitals, which must be certified by the US Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC ELISA Test for their patients from those institutions that are able to perform microplate tests and offer the PLAC ELISA Test. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis. The PLAC ELISA Test is the only product that we market in the US.

PLAC TIA Test

The Company introduced its initial PLAC TIA Test product in 2008. The PLAC TIA Test allows for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology.

In May 2010, the Company began notifying its customers that it had temporarily suspended the commercialization of our PLAC TIA Test, and asked its customers to discontinue use of this product, due to heterophilic interference observed in a small number of samples tested. In June 2010, the Company submitted a new premarket notification to the FDA seeking clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”) to market an enhanced PLAC TIA Test that addresses the heterophilic interference observed in the suspended product. To facilitate continued reporting of Lp-PLA2 results, the Company has referred PLAC TIA Test customers to a selection of laboratories that provide the PLAC ELISA Test. Although the FDA granted 510(k) clearance to market the enhanced PLAC TIA Test in January 2011, the Company ceased commercialization of the PLAC TIA Test due to ongoing manufacturing issues. The Company does not plan to reintroduce this product in any market.

PLAC Activity Test

The Company introduced the PLAC Activity Test in Europe in March of 2012. The enzyme assay is for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. The PLAC Activity Test allows

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology. This clinical chemistry technology is more prevalent than the microplate technology used for the PLAC ELISA Test and is less difficult to operate, such that a broader array of institutions can conduct the test. This includes clinical laboratories and hospitals of all sizes and physician operated laboratories (“POLs”). In addition, the sample handling requirements are much less stringent for the PLAC Activity Test compared to the other PLAC Tests, allowing greater ease of use for those facilities processing specimens. The PLAC Activity Test in Europe will initially be available as an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. CE marking for this intended use was obtained by self certification in January 2012. The PLAC Activity Test is only available on a commercial basis in Europe. The Company plans to pursue 510(k) clearance from the FDA and eventually commercialize this assay format in the US if it obtains the FDA clearance.

Reverse Merger

On July 28, 2010, VaxGen, Inc., a Delaware corporation, closed a Reverse Merger with Old diaDexus, pursuant to an agreement and plan of merger and reorganization, dated as of May 28, 2010, as amended June 24, 2010. On November 1, 2010, VaxGen, Inc., the surviving entity in the merger, changed its name to diaDexus, Inc. pursuant to a merger effected under Section 253 of the Delaware General Corporation Law.

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

The Reverse Merger has been accounted for as a reverse acquisition of the net assets of VaxGen, Inc. As such, the financial statements of Old diaDexus are treated as the historical financial statements of the Company, with the results of VaxGen, Inc. being included from July 28, 2010. For periods prior to the closing of the Reverse Merger, therefore, the information in these notes to consolidated financial statements relates to the historical business and operations of Old diaDexus. Certain portions of this Annual Report on Form 10-K may contain information that relates to Pre-Merger VaxGen’s previous operations, which are no longer material to the Company’s business. Any comparison of Pre-Merger VaxGen’s revenues and operations with those of the Company may not be helpful to an understanding of the Company’s results.

References in these notes to consolidated financial statements to the “Company” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Reverse Merger, and to Old diaDexus and its consolidated subsidiaries for periods prior to the closing of the Reverse Merger, unless the context requires otherwise. References to “Pre-Merger VaxGen” mean VaxGen, Inc., a Delaware corporation, prior to the closing of the Reverse Merger.

2. Summary of Significant Accounting Policies

Basis of Consolidation

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

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets, including assets held for sale, and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from those estimates.

The Company considers the following accounting policies related to revenue recognition, research and development expenses, stock-based compensation, accruals and income tax expenses to be the most critical accounting policies, because they require the Company to make estimates, assumptions and judgments about matters that are inherently uncertain.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market accounts and treasury securities.

Related Party

The Company discloses any transactions with GlaxoSmithKline under “related party.”

Restricted Cash

Restricted cash represents term deposits, which expire in April 2012 and December 2016, held at two financial institutions as collateral for the leases of the Company’s facilities in South San Francisco.

Available-for-Sale Investments

The Company classifies its investments as available-for-sale. Available-for-sale investments are recorded at fair value based on quoted market prices, with the unrealized gains or losses included in accumulated other comprehensive income (loss) within stockholders’ equity, except that any unrealized losses which are deemed to be other than temporary are reflected in the statement of operations. Management assesses each of these investments on an individual basis to determine if the decline in fair value was other than temporary. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains or losses on sales of available-for-sale securities are reported in other income or expenses as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are recorded in interest and other income.

Inventory

Inventories are stated as the lower of cost or market. Cost is determined using the first in, first out method. Market value is determined as the lower of replacement cost or net realizable value.

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

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

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

Research and Development

Research and development expenses include internal and external costs. Internal costs include product development, regulatory support for technology, laboratory materials and supply costs and other technical support costs, including salaries and consultant fees. External expenses consist of sponsored research studies and investigator sponsored trials. Research and development costs are expensed as incurred.

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

Stock-Based Compensation

The Company adopted ASC 718 using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payments made to employees and directors including employee stock option awards based on estimated fair value.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

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

The net loss for the years ended December 31, 2011 and 2010 include employee stock-based compensation expense of $689,000 and $670,000, respectively. As of December 31, 2011, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $825,000, which is expected to be amortized over a weighted-average period of 2.92 years.

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

The fair value estimates presented reflect the information available to the Company as of December 31, 2011. See Note 3, “Fair Value Measurements.”

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

On January 1, 2009, the Company adopted ASC 740-10-25. For the years ended December 31, 2011 and 2010, the Company did not have any additional unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of adopting ASC 740-10-25. The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest expense as incurred.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

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

The following is a summary of cash, cash equivalents, and available-for-sale securities as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,243	$—	$—	$3,243
Money market funds	7,241	—	—	7,241

Total cash and cash equivalents	$10,484	$—	$—	$10,484

Available-for-sale marketable securities:
Commercial paper	3,147	—	(1)	3,146
Corporate notes	2,850	—	(4)	2,846
US government agency obligations	750	—	—	750

Total available-for-sale marketable securities	$6,747	$—	$(5)	$6,742

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

	December 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$393	$—	$—	$393
Money market funds	20,001	—	—	20,001

Total cash and cash equivalents	$20,394	$—	$—	$20,394

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

		Fair Value Measurements
	Balance as of December 31, 2011	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$3,243	$3,243	$—	$—
Money market funds	7,241	7,241	—	—
Commercial paper	3,146	—	3,146	—
Corporate notes	2,846	—	2,846	—
US government agency obligations	750	—	750	—
Restricted cash	1,800	—	1,800	—

	$19,026	$10,484	$8,542	$—

		Fair Value Measurements
	Balance as of December 31, 2010	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$393	$393	$—	$—
Money market funds	20,001	20,001	—	—
Restricted cash	1,800	—	1,800	—

	$22,194	$20,394	$1,800	$—

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

4. Inventory

Inventory consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Finished goods	$71	$68
Raw materials	46	37

	$117	$105

5. Assets Held For Sale

As part of the Reverse Merger, which was completed on July 28, 2010, the Company acquired a group of assets used by Pre-Merger VaxGen in its manufacturing process. Prior to the Reverse Merger, VaxGen, Inc. had committed to a plan to sell the equipment related to its California manufacturing facility and had determined that these assets met the criteria for, and had been classified as “held for sale” in accordance with ASC Topic 360. The market approach was used in determining the fair market value of these assets at July 28, 2010.

Total assets held for sale are as follows (in thousands):

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2011 Total Gains (Losses)
Assets held for sale	$304	$—	$—	$304	$—

		Fair Value Measurements Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period from July 28,2010 through December 31, 2010 Total Gains (Losses)
Assets held for sale	$308	$—	$—	$308	$(2)

The measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. During the year ended December 31, 2011, the Company sold equipment with a fair value of $4,500 for $5,000 and recognized a $500 gain. There was no impairment charge for the year ended December 31, 2011. The Company is committed to selling these assets in 2012.

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

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Office and Laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Laboratory equipment	$5,202	$4,560
Leasehold improvements	8,283	7,686
Computer and software	1,916	1,843
Furniture and fixtures	835	804

	16,236	14,893
Less: Accumulated depreciation and amortization	(14,886)	(14,313)

	$1,350	$580

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $0.6 million and $0.9 million, respectively.

7. Total Accrued and Other Current Liabilities

Other current liabilities include the following as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Accrued payroll and related expenses	$1,351	$1,139
Accrued royalty expense	207	153
Property and equipment	200	—
Accrued sales tax	126	26
Accrued audit fees	120	—
Accrued collaborative research obligations	96	42
Accrued consulting expenses	69	109
Accrued legal and patent expense	35	59
Deferred sublease payment	—	122
Other current liabilities	265	280

Total accrued and other current liabilities	$2,469	$1,930

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

8. Concentration of Credit Risk

Revenues from the following four distributor and large laboratory customers represented a significant portion of total revenue for the years ended December 31, 2011 and 2010 and accounts receivable as of December 31, 2011 and 2010.

	Revenue		Accounts Receivable
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Customer A	34%	—%	44%	—%
Customer B	26%	32%	20%	26%
Customer C	11%	20%	15%	27%
Customer D	10%	8%	13%	14%

9. Notes Payable

In July 2007, the Company entered into a loan agreement with a banking syndicate to borrow up to $10,000,000, the entire amount of which was borrowed at an annual interest rate of 9.49%. The loan is payable in 30 equal installments which begin in May 2008, with interest only payments being made from August 2007 to April 2008. In May 2010, the Company repaid in full this loan. As of December 31, 2011, all loans under this loan agreement had been paid in full.

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

On July 28, 2010, in connection with the completion of the Reverse Merger, Pre-Merger VaxGen forgave the full remaining approximately $4.0 million in aggregate principal amount outstanding under the Loan Agreement and the Company repaid in full the secured promissory notes issued in the Bridge Financing. One of the secured promissory notes issued in the Bridge Financing was held by a fund affiliated with Louis C. Bock, who was appointed to the Board of Directors of the Company in connection with the Reverse Merger. As of December 31, 2011, all loans under the Loan Agreement and the Bridge Financing had been paid in full.

In September 2011, the Company entered into a loan and security agreement with a bank to borrow up to $5,000,000, the entire amount of which was borrowed at a rate of 5.25% per annum. The loan is payable in 36 monthly installments which begin in October 2012, with interest only payments being made from October 2011 to September 2012. The Company paid an initial fee of $25,000 for access to this loan and will be required to pay an additional fee of $100,000 following repayment of the loan. The Company may prepay all, but not less than all, of the loaned amount with 30 days advance notice to the bank. If the loan is prepaid prior to September 24, 2012, the Company will be obligated to pay an additional prepayment fee equal to 1% of the principal amount prepaid. In connection with the loan, the Company issued a warrant to the bank to purchase 480,769 shares of the Company’s common stock (Note 13).

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

The term loan is secured by a first priority security interest on all of the Company’s assets excluding the Company’s intellectual property (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and property not assignable without consent by a third party or with respect to which granting a security interest is contrary to law. In addition, the Company has agreed not to sell, assign, transfer, pledge or otherwise encumber its intellectual property to another entity without the bank’s approval or consent, subject to certain exceptions.

The loan and security agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, achieve at least 80% of specified monthly revenue projections calculated on a trailing three months basis, maintain primary depository and operating accounts with the bank, maintain liability and other insurance, and provide security interests to the bank in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provide, among other things, that without the prior consent of the bank, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The loan and security agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of the bank, following the occurrence of an event of default, which would require the Company to pay to the bank an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) an early payment fee equal to 1% of the principal amount then required to be paid if such repayment is required prior to September 24, 2012, plus (iv) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of December 31, 2011, the Company was in compliance with all the covenants.

Future minimum payments for the notes payable are as follows (in thousands):

2012	$682
2013	1,870
2014	1,781
2015	1,378

Total minimum payments	5,711
Less: Amount representing interest	(711)

Present value of minimum payments	$5,000
Less: Unamortized debt discount	(102)

Notes payable, net	$4,898

Less: Notes payable, current portion	372

Non-current portion of notes payable	4,526

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

10. Common Stock

On July 15, 2011, the Company amended its certificate of incorporation to increase the number of authorized shares of its common stock, par value of $0.01 per share, to 100,000,000. The holders of common stock are entitled to receive dividends, as, when and if declared by the Company’s Board of Directors out of funds legally available for distribution, subject to the restriction on dividends contained in the Company’s loan agreement with a bank (Note 9).

11. Basic and Diluted Loss per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities do not increase the net loss per share.

The effect of the options and warrants was anti-dilutive for the years ended December 31, 2011 and 2010. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of December 31,
	2011	2010
Options to purchase common stock	9,188	6,949
Warrants to purchase common stock	481	1,418

Total	9,669	8,367

12. Stock Based Compensation

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

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

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

Following the Reverse Merger, existing employees were granted new options under the Plan based on their pre-Reverse Merger option grant proportions and vested options under the cancelled Old diaDexus 2000 Plan and 2010 Plan. As of December 31, 2011, options for 6,327,589 shares were outstanding and 1,626,807 shares were available for grant under the Plan.

1998 Director Stock Option Plan

The 1998 Director Stock Option Plan (the “Director Plan”) for non-employee directors has 300,000 shares of common stock authorized for issuance. All grants under this plan were suspended in 2005. As of December 31, 2011, options for 170,000 shares were outstanding. The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2011:

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Years ended December 31,
	2011	2010
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.75%	1.29%
Expected volatility	94.22%	81.87%
Forfeiture rate	11.57%	12.65%
Expected term (years)	4.27	4.20

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have any significant trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the options vesting term, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the years ended December 31, 2011 and 2010 which was incurred as follows (in thousands):

	Years Ended December 31,
	2011	2010
Stock compensation expense:
Product costs	$10	$19
Research and development	98	140
Sales and marketing	55	145
General and administrative	526	366

Total stock compensation expense	$689	$670

Employee Stock-Based Compensation

The table below presents information related to stock option activity, net of options previously exercised, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	1,782,911	$8.02
Options granted	6,573,001	0.26
Options exercised	—	—
Options cancelled/forfeited/expired	(1,407,395)	7.20

Outstanding as of December 31, 2010	6,948,517	$0.90
Options granted	4,330,347	0.27
Options exercised	—	—
Options cancelled/forfeited/expired	(2,091,275)	1.46

Outstanding as of December 31, 2011	9,187,589	$0.48	6.72	$4,560

Exercisable as of December 31, 2011	4,196,636	$0.73	4.23	$—

Vested and expected to vest as of December 31, 2011	8,400,991	$0.50	6.49	$3,614

The aggregate intrinsic value of stock options exercisable as of December 31, 2011 was $0 and for in-the-money stock options outstanding was $4,560.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

The following table summarizes information relating to stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14 – $0.14	114,000	9.95	$0.14	—	$—
$0.25 – $0.25	1,542,000	9.74	0.25	—	—
$0.26 – $0.26	5,609,101	5.17	0.26	3,483,209	0.26
$0.29 – $0.29	1,257,488	9.61	0.29	389,052	0.29
$0.33 – $4.57	515,000	8.27	0.78	174,375	1.55
$7.74 – $7.74	40,000	0.41	7.74	40,000	7.74
$8.74 – $8.74	20,000	1.89	8.74	20,000	8.74
$12.27 – $12.27	30,000	2.81	12.27	30,000	12.27
$14.30 – $14.30	20,000	1.09	14.30	20,000	14.30
$15.71 – $15.71	40,000	2.40	15.71	40,000	15.71

$0.14 – $15.71	9,187,589	6.72	$0.48	4,196,636	$0.73

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

Stock based compensation expense recognized during the years ended December 31, 2011 and 2010 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2011, the total remaining unrecognized cost was approximately $0.8 million to be recognized over the next 2.92 years.

Unvested share activity for the years ended December 31, 2011, is summarized below:

	Unvested Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2010	5,077,170	$0.18
Granted	4,330,347	0.18
Vested	(3,193,784)	0.18
Forfeited	(1,222,780)	0.18

Unvested balance as of December 31, 2011	4,990,953	0.18

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as of December 31, 2011 and 2010 as follows:

	As of December 31,
	2011	2010
Options to purchase common stock	9,187,589	6,948,517
Warrants to purchase common stock	480,769	1,417,984
Shares available for option grants	1,756,807	1,335,879

Total	11,425,165	9,702,380

In October 2004, Pre-Merger VaxGen granted stock options for 30,000 shares outside the Company’s stock option plans to a new director with an exercise price of $12.27 per share. Pursuant to NASDAQ Marketplace Rules then applicable to Pre-Merger VaxGen on terms that are substantially in accordance with Pre-Merger VaxGen’s standard stock option terms. As of December 31, 2011, none of these stock options have been exercised or repurchased.

In September 2011, the Company granted stock options for 1,530,000 shares outside the Company’s stock option plans to the Chief Executive Officer with an exercise price of $0.25 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of December 31, 2011, none of these stock options have been exercised or repurchased.

In October 2011, the Company granted stock options for 1,130,000 shares outside the Company’s stock option plans to the Chief Business Officer with an exercise price of $0.26 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of December 31, 2011, none of these stock options have been exercised or repurchased.

13. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy. In connection with the loan and security agreement the Company entered into with a bank (Note 9) in September 2011, the Company issued a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share. The warrant expires in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount is being amortized to interest expense using the effective interest rate method over the 48-month term of the loan.

As of December 31, 2011, there were warrants outstanding to purchase 480,769 shares of the Company’s common stock, with a weighted average exercise price of $0.26 per share and an aggregate exercise price of $0.1 million.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

The following table summarizes information about all callable warrants outstanding as of December 31, 2011 and 2010:

	Warrants Outstanding as of December 31, 2011		Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Number Exercisable
$0.26	480,769	6.73	480,769

	480,769	6.73	480,769

	Warrants Outstanding as of December 31, 2010			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.24	1,399,984	0.11	$9.24	1,399,984	$9.24
$20.25	18,000	0.58	20.25	18,000	20.25

	1,417,984	0.12	9.38	1,417,984	9.38

14. Leases, Commitments and Contingencies

The Company leases an office and lab facility under a long-term, non-cancelable operating lease agreement. The lease expires in December 2016.

As part of the Reverse Merger completed on July 28, 2010, the Company recorded the lease obligation associated with the Pre-Merger VaxGen facility which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation, included in the accompanying balance sheet. The Company amortizes the unfavorable lease obligation using the effective interest rate method.

Rent expense for the office facilities was $3.1 million and $2.5 million for the years ended December 31, 2011 and 2010, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $266,000 and $155,000 as of December 31, 2011 and 2010, respectively, is included in the accompanying balance sheet.

Rental income from the sublease for the years ended December 31, 2011 and 2010 was $910,000 and $1.4 million, respectively. This has been included as a reduction to operating expenses in the statement of operations.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2012	$2,433
2013	2,505
2014	2,581
2015	2,658
2016	2,738

Total minimum lease payments	$12,915

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

Legal Proceedings

The Company is from time to time subject to various claims and legal actions during the ordinary course of business. The Company believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

15. Income Taxes

Provision for Income Tax

The Company files U.S. Federal and California state tax returns and the tax provision is composed as follows (in thousands):

	December 31,
	2011	2010
Current Tax Expense:
Federal	$—	$(25)
State	1	(201)

Total current tax expense	1	(226)
Deferred Tax Expense:
Federal	—	—
State	—	—

Total deferred tax expense	—	—

Net tax provision (benefit)	$1	$(226)

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	December 31,
	2011	2010
Statutory rate	34.0%	34.0%
State taxes	5.6	5.6
True-up – Federal taxes	76.6	—
True-up – State taxes	13.4	—
Permanent differences	(1.1)	(1.3)
Change in FIN 48 liability	—	2.3
Prior year refundable credit	—	0.3
Other	3.1	1.9
Change in valuation allowance	(131.6)	(40.2)

Effective tax rate	0.0%	2.6%

As of December 31, 2011, the Company had approximately $213.7 million of federal and $161.7 million of state net operating loss carryforwards available to offset future taxable income which begin to expire in 2019 for federal purposes and began expiring in 2012 for state purposes.

As of December 31, 2011, the Company had credit carryforwards of approximately $6.2 million and $5.8 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal R&D credit carryforwards expire starting 2016 and California credits can be carried forward indefinitely.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on net deferred tax assets.

As of December 31, 2011 and 2010, the Company had deferred tax assets of approximately $113.4 million and $103.6 million, respectively, which have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $9.8 million and $43.3 million during the years ended December 31, 2011 and 2010, respectively. Deferred tax assets primarily relate to net operating loss and research tax credit carryforwards.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accruals and reserves	$1,864	$521
Fixed assets	4,648	4,792
Deferred research expense	9,782	10,328
Stock options	3,922	3,684
Net operating loss carryforwards	83,025	74,244
Research tax credit carryforwards	10,128	9,584
Capital loss carryforwards	—	398
Other	21	21

Total deferred tax assets	113,390	103,572
Less: Valuation allowance	(113,390)	(103,572)

Net deferred tax assets	$—	$—

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

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company performed a full analysis of uncertain tax positions as of December 31, 2010. The Company has no new uncertain tax positions for 2011. As of December 31, 2010, the Company had approximately $1.7 million of unrecognized tax benefits relating to the reserve on R&D credits. In 2011, this amount was increased by $158,000 as the result of a reserve placed on R&D credit carryforwards from tax years ended December 31, 2010 and 2011. The amount of unrecognized tax benefits decreased by $523,000 as a result of the derecognition of a portion of the reserve on R&D carryforwards due to the Reverse Merger and related Section 383 limitations. As the Company has not utilized these credits, no reserve is recorded on the financial statements.

diaDexus, Inc.

Notes to Consolidated Financial Statements – (continued)

The following table reflects the changes in the gross unrecognized tax benefits for the years ended December 31 (in thousands):

	December 31, 2011	December 31, 2010
Balance at January 1	$1,731	$518
Increase for prior year positions	158	1,420
Decrease for prior year positions	(523)	(207)

Balance at December 31	$1,366	$1,731

The Company is currently not subject to any income tax examinations. Due to the Company’s losses, generally all years remain open.

16. Reverse Merger

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

Unfavorable lease liability: diaDexus retains the accrued lease obligations under Pre-Merger VaxGen’s non-cancellable operating leases. We recorded an intangible liability for a leased facility with higher than market rate rent resulting in the Company recognizing $4.1 million in unfavorable lease obligations. The unfavorable lease liability is amortized on a straight line basis, as an offset to lease expense, over the term of the lease agreement. The amount of unfavorable lease amortization as of December 31, 2011 was $0.3 million. The carrying amount, net of accumulated amortization, of the unfavorable lease liability, was $3.6 million as of December 31, 2011.

Merger transaction costs: In connection with the Reverse Merger, diaDexus incurred transaction costs of $0.6 million, including financial advisory, legal, accounting and due diligence costs, which were recorded in additional paid-in capital in 2010.

17. Related Party Transactions

We recognized sales made to GlaxoSmithKline as related party transactions. Revenues were $482,000 and $681,000 for the years ended December 31, 2011 and 2010, respectively.

In September 2011, the Company entered into a consulting agreement with director James Panek to perform consulting services for the Company. As of December 31, 2011, $30,000 was paid under this agreement.

18. Subsequent Events

On February 1, 2012, the Company granted stock options for 1,060,000 shares outside of the Company’s stock option plans to our incoming Chief Financial Officer with an exercise price of $0.28 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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

(3) Exhibits.

The following exhibits are filed as part of this report:

Exhibit	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Specimen Stock Certificate for Common Stock of diaDexus, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file no. 333-170924), filed on December 2, 2010)

4.2	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 23, 2011 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.1#	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.2#	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.3	Amended and Restated 1998 Stock Option Plan, as amended and restated effective as of May 29, 2002 (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 30, 2002)

10.4	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.5	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.6**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.7	Amendment No. 1 to the Collaboration Agreement, dated as of February , 1998 (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.8**	Amendment No. 2 to the Collaboration Agreement, dated as of July , 1998 (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.9	Amendment to the Collaboration Agreement, dated as of May 4, 1999 (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.10**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.11	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000 (incorporated by reference to Exhibit 10.24 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.12	Letter Amendment to Collaboration Agreement, dated as of March 30, 2000 (incorporated by reference to Exhibit 10.25 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.13**	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.14**	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp. (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.15**	Development, Manufacturing, and Supply Agreement, effective as of March 27, 2007 (the “Denka Seiken Agreement”), by and between diaDexus, Inc. and Denka Seiken (incorporated by reference to Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.16**	First Amendment to the Denka Seiken Agreement, effective as of July 21, 2008 (incorporated by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.17**	Second Amendment to the Denka Seiken Agreement, effective as of June 1, 2009 (incorporated by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.18**	Services and Supply Agreement, effective as of January 1, 2009 (the “Diazyme Agreement”), by and between diaDexus, Inc. and Diazyme Laboratories (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.19**	Amendment No. 01 to the Diazyme Agreement, effective as of August 17, 2009 (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.20**	Amendment No. 2 to the Diazyme Agreement, effective as of January 15, 2010 (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.21**	Amended and Restated Supply Agreement, dated as of April 11, 2010, by and between diaDexus, Inc. and BioCheck, Inc. (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.22**	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on August 15, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended September 30, 2010)

10.23**	Distribution Agreement, effective as of January 1, 2011 (the “Inova Agreement”), by and between diaDexus, Inc. and Inova Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.24**	2011 Special Programs Addendum to the Inova Agreement, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.25**	First Amendment to the Inova Agreement, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2011, filed on May 13, 2011)

10.26**	Master Supply Agreement, dated as of April 1, 2009 (the “BHL Master Supply Agreement”), by and between diaDexus, Inc. and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.33 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.27**	Addendum No. 1 to the BHL Master Supply Agreement, dated as of April 1, 2010 (incorporated by reference to Exhibit 10.34 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.28**	Addendum No. 2 to the BHL Master Supply Agreement, dated as of May 14, 2010 (incorporated by reference to Exhibit 10.35 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.29	Addendum No. 3 to the BHL Master Supply Agreement, effective as of April 1, 2011 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.30	Lease, dated as of November 23, 1999, by and between Trammell Crow Northern California Development, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.31	First Amendment to Lease Agreement, dated as of February , 2000, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.32	Acknowledgement of Term Commencement Date, dated November 1, 2001, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.33	Consent to Assignment and Modification of Lease, effective as of June 1, 2002, by and among diaDexus, Inc., ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.34	Third Amendment to Lease Agreement, effective as of January 26, 2011, by and between diaDexus, Inc. and ARE-Technology Center SSF, LLC (incorporated by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2010, filed on March 22, 2011)

10.35	Sublease, dated June 1, 2002, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.36	First Amendment to Sublease, dated August 21, 2003, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.37	Second Amendment to Sublease, dated October 1, 2004, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.38	Third Amendment to Sublease, dated August 18, 2006, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.39	Letter Agreement Regarding Sublease, dated October 10, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.40	Fourth Amendment to Sublease, dated October 12, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.41	Lease, dated October 26, 1998, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (file no. 333-78065), filed on May 7, 1999)

10.42	Fifth Amendment to Lease, dated April 14, 2005, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on April 21, 2005)

10.43	Sixth Amendment to Lease Agreement, dated October 11, 2007, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on October 17, 2007)

10.44#	Employment Agreement, effective as of January 10, 2011, by and between diaDexus, Inc. and Emilia Zychlinsky Bulaevsky (incorporated by reference to Exhibit 10.55 to the registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2010, filed on March 22, 2011)

10.45**	Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.46**	Volume Discount Addendum to the Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.6 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.47	Volume Discount Addendum No. 2 to the Purchase Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2011, filed on May 13, 2011)

10.48#	Transition and Separation Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Patrick Plewman (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.49#	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and James P. Panek (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.50#	Consulting Agreement, dated September 22, 2011, by and between diaDexus, Inc. and James P. Panek (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.51#	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.52#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.53#	Stock Option Agreement, dated September 26, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.54#	Change in Control and Severance Agreement, dated September 26, 2011 by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.55#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.56#	Stock Option Agreement, dated October 1, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.57#	Change in Control and Severance Agreement, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.58#**	Transition and Separation Agreement, dated September 14, 2011, by and between diaDexus, Inc. and Robert L. Wolfert (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.59#	Separation Agreement, dated September 30, 2011, by and between diaDexus, Inc. and Bernard M. Alfano (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.60**	Loan and Security Agreement, dated September 23, 2011, by and between diaDexus, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.61#	Offer Letter, dated January 8, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret

10.62#	Stock Option Agreement, dated February 1, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret

10.63#	Change in Control and Severance Agreement, dated February 2, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

diaDexus, Inc.

Date: March 15, 2012	By:	/s/ Brian E. Ward
Brian E. Ward
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Brian E. Ward, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Ward Brian E. Ward	President and Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2012

/s/ Jean-Frédéric Viret Jean-Frédéric Viret	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012

/s/ Lori F. Rafield Lori F. Rafield	Chairman of the Board of Directors	March 15, 2012

/s/ Karen Drexler Karen Drexler	Director	March 15, 2012

/s/ Andrew Galligan Andrew Galligan	Director	March 15, 2012

/s/ James P. Panek James P. Panek	Director	March 15, 2012

/s/ Charles W. Patrick Charles W. Patrick	Director	March 15, 2012

EXHIBIT INDEX

Exhibit	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Specimen Stock Certificate for Common Stock of diaDexus, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file no. 333-170924), filed on December 2, 2010)

4.2	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 23, 2011 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.1#	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.2#	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.3	Amended and Restated 1998 Stock Option Plan, as amended and restated effective as of May 29, 2002 (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 30, 2002)

10.4	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.5	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.6**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.7	Amendment No. 1 to the Collaboration Agreement, dated as of February , 1998 (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.8**	Amendment No. 2 to the Collaboration Agreement, dated as of July , 1998 (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.9	Amendment to the Collaboration Agreement, dated as of May 4, 1999 (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.10**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.11	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000 (incorporated by reference to Exhibit 10.24 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.12	Letter Amendment to Collaboration Agreement, dated as of March 30, 2000 (incorporated by reference to Exhibit 10.25 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.13**	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.14**	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp. (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.15**	Development, Manufacturing, and Supply Agreement, effective as of March 27, 2007 (the “Denka Seiken Agreement”), by and between diaDexus, Inc. and Denka Seiken (incorporated by reference to Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.16**	First Amendment to the Denka Seiken Agreement, effective as of July 21, 2008 (incorporated by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.17**	Second Amendment to the Denka Seiken Agreement, effective as of June 1, 2009 (incorporated by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.18**	Services and Supply Agreement, effective as of January 1, 2009 (the “Diazyme Agreement”), by and between diaDexus, Inc. and Diazyme Laboratories (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.19**	Amendment No. 01 to the Diazyme Agreement, effective as of August 17, 2009 (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.20**	Amendment No. 2 to the Diazyme Agreement, effective as of January 15, 2010 (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.21**	Amended and Restated Supply Agreement, dated as of April 11, 2010, by and between diaDexus, Inc. and BioCheck, Inc. (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.22**	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on August 15, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended September 30, 2010)

10.23**	Distribution Agreement, effective as of January 1, 2011 (the “Inova Agreement”), by and between diaDexus, Inc. and Inova Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.24**	2011 Special Programs Addendum to the Inova Agreement, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.25**	First Amendment to the Inova Agreement, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2011, filed on May 13, 2011)

10.26**	Master Supply Agreement, dated as of April 1, 2009 (the “BHL Master Supply Agreement”), by and between diaDexus, Inc. and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.33 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.27**	Addendum No. 1 to the BHL Master Supply Agreement, dated as of April 1, 2010 (incorporated by reference to Exhibit 10.34 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.28**	Addendum No. 2 to the BHL Master Supply Agreement, dated as of May 14, 2010 (incorporated by reference to Exhibit 10.35 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.29	Addendum No. 3 to the BHL Master Supply Agreement, effective as of April 1, 2011 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.30	Lease, dated as of November 23, 1999, by and between Trammell Crow Northern California Development, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.31	First Amendment to Lease Agreement, dated as of February , 2000, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.32	Acknowledgement of Term Commencement Date, dated November 1, 2001, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.33	Consent to Assignment and Modification of Lease, effective as of June 1, 2002, by and among diaDexus, Inc., ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.34	Third Amendment to Lease Agreement, effective as of January 26, 2011, by and between diaDexus, Inc. and ARE-Technology Center SSF, LLC (incorporated by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2010, filed on March 22, 2011)

10.35	Sublease, dated June 1, 2002, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.36	First Amendment to Sublease, dated August 21, 2003, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.37	Second Amendment to Sublease, dated October 1, 2004, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.38	Third Amendment to Sublease, dated August 18, 2006, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.39	Letter Agreement Regarding Sublease, dated October 10, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.40	Fourth Amendment to Sublease, dated October 12, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.41	Lease, dated October 26, 1998, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (file no. 333-78065), filed on May 7, 1999)

10.42	Fifth Amendment to Lease, dated April 14, 2005, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on April 21, 2005)

10.43	Sixth Amendment to Lease Agreement, dated October 11, 2007, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on October 17, 2007)

10.44#	Employment Agreement, effective as of January 10, 2011, by and between diaDexus, Inc. and Emilia Zychlinsky Bulaevsky (incorporated by reference to Exhibit 10.55 to the registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2010, filed on March 22, 2011)

10.45**	Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.46**	Volume Discount Addendum to the Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.6 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.47	Volume Discount Addendum No. 2 to the Purchase Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2011, filed on May 13, 2011)

10.48#	Transition and Separation Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Patrick Plewman (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.49#	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and James P. Panek (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.50#	Consulting Agreement, dated September 22, 2011, by and between diaDexus, Inc. and James P. Panek (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.51#	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.52#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.53#	Stock Option Agreement, dated September 26, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.54#	Change in Control and Severance Agreement, dated September 26, 2011 by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.55#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.56#	Stock Option Agreement, dated October 1, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.57#	Change in Control and Severance Agreement, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.58#**	Transition and Separation Agreement, dated September 14, 2011, by and between diaDexus, Inc. and Robert L. Wolfert (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.59#	Separation Agreement, dated September 30, 2011, by and between diaDexus, Inc. and Bernard M. Alfano (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.60**	Loan and Security Agreement, dated September 23, 2011, by and between diaDexus, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.61#	Offer Letter, dated January 8, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret

10.62#	Stock Option Agreement, dated February 1, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret

10.63#	Change in Control and Severance Agreement, dated February 2, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.