Form 10-Q
period 2012-03-31
diaDexus, Inc.
filed 2012-05-10
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 53,067,045 as of May 4, 2012.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,203	$10,484
Short-term investment securities	3,716	6,492
Accounts receivable, net of allowance for doubtful accounts of $4 and rebate reserve of $0 at March 31, 2012 and $4 and $20, respectively, at December 31, 2011	2,341	2,408
Inventories	163	117
Restricted cash	400	400
Assets held for sale	304	304
Prepaid expenses and other current assets	799	975

Total current assets	19,926	21,180
Long-term investments	—	250
Restricted cash	1,400	1,400
Property and equipment, net	1,485	1,350
Other long-term assets	150	175

Total assets	$22,961	$24,355

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,281	$882
Notes payable, current portion	790	372
Deferred revenues, current portion	342	331
Unfavorable lease obligations	515	492
Accrued and other current liabilities	2,053	2,469

Total current liabilities	4,981	4,546
Non-current portion of notes payable	4,119	4,526
Non-current portion of deferred revenue	454	530
Non-current portion of deferred rent	290	266
Non-current portion of unfavorable lease obligation	2,921	3,063
Other long term liabilities	301	284

Total liabilities	13,066	13,215

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,067,045 shares issued and outstanding at March 31, 2012 and December 31, 2011	531	531
Additional paid-in capital	205,634	205,557
Accumulated other comprehensive loss	(1)	(5)
Accumulated deficit	(196,269)	(194,943)

Total stockholders’ equity	9,895	11,140

Total liabilities and stockholders’ equity	$22,961	$24,355

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenues:
License revenue	$76	$76
Royalty revenue	1,037	1,005
Product sales	3,830	2,240

Total revenues	4,943	3,321

Operating costs and expenses:
Product costs	$1,719	$1,132
Sales and marketing	1,182	1,107
Research and development	1,292	1,492
General and administrative	1,976	2,114

Total operating costs and expenses	6,169	5,845

Loss from operations	(1,226)	(2,524)
Interest income, interest expense and other income (expense), net:
Interest income	7	17
Interest expense	(101)	—
Other income (expense), net	(3)	—

Loss before income tax	(1,323)	(2,507)
Income tax provision	(3)	(3)

Net loss	$(1,326)	$(2,510)

Basic and diluted net loss per share:	$(0.02)	$(0.05)

Weighted average shares used in computing basic and diluted net loss per share	53,067,045	53,067,057

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale securities	(1)	(1)

Comprehensive loss	$(1,327)	$(2,511)

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Operating activities:
Net loss	$(1,326)	$(2,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	2	—
Depreciation and amortization	124	130
Stock-based compensation	77	94
Amortization on investments	13	61
Provision for rebate reserve (reversal)	(20)	13
Noncash other interest expense	7	6
Noncash interest associated with notes payable	34	—
Unfavorable lease	(119)	(88)
Changes in operating assets and liabilities
Accounts receivable	87	345
Accounts receivable from related party	—	175
Inventory	(46)	(65)
Prepaid expenses, other current assets and other long-term assets	188	(46)
Accounts payable	403	75
Accrued liabilities and other long term liabilities	(216)	(16)
Deferred rent	24	21
Deferred revenue	(65)	(50)

Net cash used in operating activities	(833)	(1,855)

Investing activities:
Purchases of property and equipment	(465)	(5)
Maturities of available-for-sale investments	3,515	2,500
Purchases of available-for-sale investments	(498)	(16,972)

Net cash provided by (used in) investing activities	2,552	(14,477)

Net increase (decrease) in cash and cash equivalents	1,719	(16,332)
Cash and cash equivalents, beginning of period	10,484	20,394

Cash and cash equivalents, end of period	$12,203	$4,062

Supplemental disclosure:
Cash paid for interest	$66	$—
Acquisition of property and equipment in accounts payable	$(4)	$—
Acquisition of property and equipment in accrued liabilities	$(200)	$—

See accompanying notes to condensed financial statements.

diaDexus, Inc.

Notes to Condensed Financial Statements

1. Business Overview

diaDexus, Inc., a Delaware corporation (the “Company”), is a life sciences company focused on the development and commercialization of proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease. The Company is the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted the Company an exclusive license to certain diagnostic intellectual property, including Lp-PLA2, an inflammatory marker of cardiovascular risk.

The Company’s products, PLAC® Tests, provide new information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. The Company has commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood, the PLAC Test ELISA Kit. The PLAC Test ELISA Kit is the only blood test cleared by the U.S. Food and Drug Administration (“the FDA”) to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company is currently commercializing the PLAC Test ELISA Kit in the United States and Europe and the PLAC Test for Lp-PLA2 Activity in Europe.

In June 2011, the Company submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”) to market its PLAC Test for Lp-PLA2 Activity. The PLAC Test for Lp-PLA2 Activity is capable of running on automated, high throughput clinical chemistry analyzers unlike the PLAC Test ELISA Kit. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Test market and revenue growth. In October 2011, the Company elected to withdraw this application following discussions with the FDA. The Company plans to develop a new submission. The Company is in the process of identifying completed clinical trials acceptable to the FDA from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the new automated PLAC Test for Lp-PLA2 Activity.

The Company has incurred substantial losses since inception and expects to continue to incur substantial net losses for at least the next few years. To date, the Company has funded its operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products.

In September 2011, the Company entered into a loan and security agreement with a bank (see Note 9). This loan contains various covenants. If the Company breaches any of these covenants or is unable to make a required payment of principal or interest, or experiences a material adverse change to its business, it could result in a default under the loan. Additionally, the Company is required to achieve revenues equal to at least 80% of monthly projections approved by its Board of Directors and provided to the bank, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If the Company is unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the loan. The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with its covenants. In order to meet the future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company cannot assure you that it will be able to raise any such additional funding.

PLAC Test ELISA Kit

The Company introduced its initial PLAC Test ELISA Kit product in 2004. The PLAC Test ELISA Kit uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exists only at large and midsize clinical reference laboratories and large hospitals, which must be certified by the US Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC Test ELISA Kit for their patients from those institutions that are able to perform microplate tests and offer the PLAC Test ELISA Kit. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis. The PLAC Test ELISA Kit is the only product the Company markets in both the United States and Europe.

diaDexus, Inc.

Notes to Condensed Financial Statements—continued

PLAC Test for Lp-PLA2 Activity

The Company introduced the PLAC Test for Lp-PLA2 Activity in Europe in March 2012. This PLAC Test for Lp-PLA2 Activity is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. The PLAC Test for Lp-PLA2 Activity allows for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology. This clinical chemistry technology is more prevalent than the microplate technology used for the PLAC Test ELISA Kit and is less difficult to operate, such that a broader array of institutions can conduct the test. This group includes clinical laboratories and hospitals of all sizes and physician operated laboratories (“POLs”). In addition, the sample handling requirements are much less stringent for the PLAC Test for Lp-PLA2 Activity compared to the other PLAC Tests, allowing greater ease of use for those facilities processing specimens. The PLAC Test for Lp-PLA2 Activity is currently available in Europe for use in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company affixed the CE marking for this intended use by self certification in January 2012. The PLAC Test for Lp-PLA2 Activity is available on a commercial basis only in Europe. The Company plans to pursue 510(k) clearance for this test from the FDA and eventually commercialize this assay format in the United States if the Company obtains FDA clearance.

All references in these notes to condensed financial statements to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with December 31, 2011 audited financial statements and includes all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company’s financial position as of March 31, 2012 and results of operations and cash flows for the three months ended March 31, 2012.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, and have not changed as of March 31, 2012.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosure about Offsetting Assets and Liabilities.” ASU 2011-11 will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial positions. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures are to be applied retroactively for all comparatives periods presented. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standard Board. The amendment changes the wording used to describe many of the requirements in the U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment became effective prospectively for the Company’s interim period ended March 31, 2012. The Company adopted this guidance and the adoption did not have a material impact on the Company’s financial positions, results of operations or cash flows.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. We adapted the provisions of this guidance during the first quarter 2012.

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

diaDexus, Inc.

Notes to Condensed Financial Statements—continued

The following is a summary of cash, cash equivalents, and available-for-sale securities at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$5,397	$—	$—	$5,397
Money market funds	6,806	—	—	6,806

Total cash and cash equivalents	$12,203	$—	$—	$12,203

Available-for-sale marketable securities:
Commercial paper	999	—	—	999
Corporate notes	1,720	—	(1)	1,719
Certificates of deposit	498	—	—	498
US government agency obligations	500	—	—	500

Total available-for-sale marketable securities	$3,717	$—	$(1)	$3,716

	December 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,243	$—	$—	$3,243
Money market funds	7,241	—	—	7,241

Total cash and cash equivalents	$10,484	$—	$—	$10,484

Available-for-sale marketable securities:
Commercial paper	3,147	—	(1)	3,146
Corporate notes	2,850	—	(4)	2,846
US government agency obligations	750	—	—	750

Total available-for-sale marketable securities	$6,747	$—	$(5)	$6,742

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

diaDexus, Inc.

Notes to Condensed Financial Statements—continued

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements
	Balance at March 31, 2012	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$5,397	$5,397	$—	$—
Money market funds	6,806	6,806	—	—
Commercial paper	999	—	999	—
Corporate notes	1,719	—	1,719	—
Certificates of deposit	498	—	498	—
US government agency obligations	500	—	500	—
Restricted cash	1,800	—	1,800	—

	$17,719	$12,203	$5,516	$—

		Fair Value Measurements
	Balance as of December 31, 2011	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$3,243	$3,243	$—	$—
Money market funds	7,241	7,241	—	—
Commercial paper	3,146	—	3,146	—
Corporate notes	2,846	—	2,846	—
US government agency obligations	750	—	750	—
Restricted cash	1,800	—	1,800	—

	$19,026	$10,484	$8,542	$—

The fair value of the notes payable is valued based on level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of March 31, 2012, the notes payable is carried at face value of $5.0 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$106	$71
Raw materials	57	46

	$163	$117

diaDexus, Inc.

Notes to Condensed Financial Statements—continued

5. Assets Held For Sale

Prior to the period reflected in this report, the Company had committed to a plan to sell the equipment related to its manufacturing facility and had determined that these assets met the criteria for, and had been classified as, “held for sale” in accordance with ASC Topic 360. The market approach was used in determining the fair market value of these assets.

Total assets held for sale as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

		Fair Value Measurements Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2012 Total Gains (Losses)
Assets held for sale	$304	$—	$—	$304	$—

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2011 Total Gains (Losses)
Assets held for sale	$304	$—	$—	$304	$—

The measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. There was no impairment charge for the three months ended March 31, 2012. The Company is committed to selling these assets in 2012 and any resulting gain or loss will be included in the statement of comprehensive loss.

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

Office and Laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Laboratory equipment	$3,067	$5,202
Leasehold improvements	602	8,283
Computer and software	317	1,916
Furniture and fixtures	163	835

	4,149	16,236
Less: Accumulated depreciation and amortization	(2,664)	(14,886)

	$1,485	$1,350

diaDexus, Inc.

Notes to Condensed Financial Statements—continued

Depreciation and amortization expense was $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

7. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Accrued payroll and related expenses	$1,057	$1,351
Accrued royalty expense	229	207
Accrued legal and patent expense	179	35
Accrued sales tax	168	126
Accrued consulting expenses	88	69
Property and equipment	—	200
Accrued audit fees	—	120
Accrued collaborative research obligations	—	96
Other current liabilities	332	265

Total accrued and other current liabilities	$2,053	$2,469

8. Concentration of Credit Risk

Revenues from the following four distributors and large laboratory customers represented a significant portion of total revenue for the three months ended March 31, 2012 and 2011 and accounts receivable as of March 31, 2012 and December 31, 2011:

	Revenue		Accounts Receivable
	March 31, 2012	March 31, 2011	March 31, 2012	December 31, 2011
Customer A	47%	—%	24%	44%
Customer B	12%	11%	18%	13%
Customer C	6%	—%	5%	—%
Customer D	5%	16%	5%	15%

Total	70%	27%	52%	72%

9. Notes Payable

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

diaDexus, Inc.

Notes to Condensed Financial Statements—continued

The loan and security agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, achieve at least 80% of specified monthly revenue projections calculated on a trailing three months basis, maintain primary depository and operating accounts with the bank, maintain liability and other insurance, and provide security interests to the bank in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provide, among other things, that without the prior consent of the bank, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The loan and security agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of the bank, following the occurrence of an event of default, which would require the Company to pay to the bank an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) an early payment fee equal to 1% of the principal amount then required to be paid if such repayment is required prior to September 24, 2012, plus (iv) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of March 31, 2012, the Company was in compliance with all the covenants.

Future minimum payments for the notes payable are as follows (in thousands):

2012 (remainder of year)	$616
2013	1,870
2014	1,781
2015	1,378

Total minimum payments	5,645
Less: Amount representing interest	(645)

Present value of minimum payments	$5,000
Less: Unamortized debt discount	(91)

Notes payable, net	$4,909

Less: Notes payable, current portion	790

Non-current portion of notes payable	4,119

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

11. Basic and Diluted Net Loss per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

The effect of the options and warrants was anti-dilutive for the three months ended March 31, 2012 and 2011. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of March 31,
	2012	2011
Options to purchase common stock	10,319	7,055
Warrants to purchase common stock	481	16

Total	10,800	7,071

diaDexus, Inc.

Notes to Condensed Financial Statements—continued

12. Stock Based Compensation

Stock Option Plans

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

As of March 31, 2012, options for 6,398,904 shares were outstanding and 1,555,492 shares were available for grant under the Plan.

1998 Director Stock Option Plan

The 1998 Director Stock Option Plan (the “Director Plan”) for non-employee directors has 300,000 shares of common stock authorized for issuance. All grants under this plan were suspended in 2005. As of March 31, 2012, options for 170,000 shares were outstanding under the Director Plan.

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three Months Ended March 31,
	2012	2011
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.49%	1.56%
Expected volatility	96.65%	90.44%
Forfeiture rate	13.24%	11.57%
Expected term (years)	4.12	4.27
Weighted-average grant date fair value	$0.19	$0.26

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

diaDexus, Inc.

Notes to Condensed Financial Statements—continued

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the three months ended March 31, 2012 and 2011, which was incurred as follows: (in thousands)

	Three Months Ended March 31,
	2012	2011
Stock compensation expense:
Product costs	$2	$3
Research and development	17	22
Sales and marketing	13	13
General and administrative	45	56

Total stock compensation expense	$77	$94

Employee Stock-Based Compensation

The table below presents information related to stock option activity under the Plan, the Director Plan and certain option grants to employees and a director outside of the Plan, net of options previously exercised, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	9,187,589	$0.48
Options granted	1,141,000	0.28
Options exercised	—	—
Options cancelled/forfeited/expired	(9,685)	0.26

Outstanding at March 31, 2012	10,318,904	$0.46	6.85	$174,239

Exercisable at March 31, 2012	4,607,080	$0.69	4.30	$72,809

Vested and expected to vest at March 31, 2012	9,291,721	$0.48	6.59	$156,061

The aggregate intrinsic value of stock options exercisable at March 31, 2012 was $73,000 and for in-the-money stock options outstanding was $174,000.

The following table summarizes information relating to stock options outstanding as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14	114,000	9.71	$0.14	—	$—
$0.25	1,542,000	9.49	0.25	—	—
$0.26	5,600,973	4.92	0.26	3,640,452	0.26
$0.28	1,141,000	9.85	0.28	—	—
$0.29	1,255,931	9.36	0.29	545,066	0.29
$0.33 - $7.74	555,000	7.46	1.28	311,562	1.98
$8.74	20,000	1.65	8.74	20,000	8.74
$12.27	30,000	2.56	12.27	30,000	12.27
$14.30	20,000	0.85	14.30	20,000	14.30
$15.71	40,000	2.16	15.71	40,000	15.71

$0.14 - $15.71	10,318,904	6.85	$0.46	4,607,080	$0.69

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options generally vest monthly over one year.

Stock based compensation expense recognized during the three months ended March 31, 2012 and 2011 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of March 31, 2012, the total remaining unrecognized cost was approximately $0.9 million to be recognized over approximately three years.

diaDexus, Inc.

Notes to Condensed Financial Statements—continued

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance at March 31, 2012 and 2011 as follows:

	As of March 31,
	2012	2011
Options to purchase common stock	10,318,904	7,055,244
Warrants to purchase common stock	480,769	16,000
Shares available for option grants	1,685,492	1,229,152

Total	12,485,165	8,300,396

In October 2004, the Company granted stock options for 30,000 shares outside the Company’s stock option plans to a new director with an exercise price of $12.27 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of March 31, 2012, none of these stock options have been exercised or repurchased.

In September 2011, the Company granted stock options for 1,530,000 shares outside the Company’s stock option plans to the Chief Executive Officer with an exercise price of $0.25 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of March 31, 2012, none of these stock options have been exercised or repurchased.

In October 2011, the Company granted stock options for 1,130,000 shares outside the Company’s stock option plans to the Chief Business Officer with an exercise price of $0.26 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of March 31, 2012, none of these stock options have been exercised or repurchased.

On February 1, 2012, the Company granted stock options for 1,060,000 shares outside of the Company’s stock option plans to the Chief Financial Officer with an exercise price of $0.28 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of March 31, 2012, none of these stock options have been exercised or repurchased.

13. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy. In connection with the loan and security agreement the Company entered into with a bank (Note 9) in September 2011, the Company issued a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share. The warrant expires in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount is being amortized to interest expense using the effective interest rate method over the 48-month term of the loan. As of March 31, 2012, there were warrants outstanding to purchase 480,769 shares of the Company's common stock, with a weighted-average exercise price of $0.26 per share and an aggregate exercise price of $0.1 million.

The following table summarizes information about all warrants outstanding as of March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26	480,769	6.48	$0.26	480,769	$0.26

	480,769	6.48	$0.26	480,769	$0.26

diaDexus, Inc.

Notes to Condensed Financial Statements—continued

14. Leases, Commitments and Contingencies

The Company leases an office and laboratory facility (the “349 Facility”) under a long-term, non-cancelable operating lease agreement, which expires in December 2016. The Company also leased another office and laboratory facility (the “343 Facility”), and subleased a portion of that facility, until the Company’s underlying lease for that facility expired on January 1, 2012.

In 2010, the Company recorded a lease obligation associated with the 349 Facility, which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation, included in the accompanying balance sheet. The Company amortizes the unfavorable lease obligation using the effective interest rate method.

Rent expense for the Company’s facilities was $517,000 and $761,000 for the three months ended March 31, 2012 and 2011, respectively. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $290,000 and $266,000 as of March 31, 2012 and December 31, 2011, respectively, is included in the accompanying balance sheet.

Rental income from the sublease of the 343 Facility for the three months ended March 31, 2012 and 2011 was $0 and $365,000, respectively. This has been included as a reduction to operating expenses for the three months ended March 31, 2011 in the statement of operations.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2012 (remainder of year)	$1,824
2013	2,505
2014	2,581
2015	2,658
2016	2,738

Total minimum lease payments	$12,306

15. Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three months ended March 31, 2012 and the Company expects that its effective tax rate for the full year 2012 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

Under the provisions of Section 382 and 383 of the Internal Revenue Code, a change of control, as defined, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes, that can be used to reduce future tax liabilities. As a result of a merger transaction involving the Company in 2010, certain of the Company’s tax attributes prior to the merger transaction are subject to an annual limitation of $240,000 for federal and state purposes

The Company files U.S. Federal and multiple state tax returns. The Company is currently not subject to any income tax examinations. Due to the Company’s losses, generally all years remain open.

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination.

The gross amount of unrecognized tax benefits as of March 31, 2012 is $1.4 million, related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such

diaDexus, Inc.

Notes to Condensed Financial Statements—continued

determination is made. The interest and penalties are recognized as other expense and not tax expense. As of March 31, 2012, there are zero accrued interest and penalties related to uncertain tax positions.

16. Subsequent Events

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our unaudited financial statements and related notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors described in Part II, Item 1A of this Quarterly Report.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward–looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	our ability to submit a new 510(k) premarket notification for, and obtain FDA clearance of, our PLAC Test for Lp-PLA2 Activity;

•	our ability to retain our CEO and other key employees, and to attract, retain and motivate other qualified personnel;

•

our ability to gain acceptance of our PLAC Test products in the marketplace, including our ability to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in prospective clinical studies;

•	our business is characterized by a high degree of customer concentration and our largest customers may be able to exert downward pressure on our pricing;

•	our relationship with key customers, including GlaxoSmithKline, the licensor of Lp-PLA2;

•	our reliance on a sole source third party manufacturer to manufacture our PLAC Test ELISA Kit;

•	third party payors’ acceptance of and reimbursement for the PLAC Tests;

•	our ability to develop and commercialize new products and services;

•	various risks associated with the international expansion of our business;

•	our ability to successfully launch and commercialize the PLAC Test for Lp-PLA2 Activity in Europe, and our dependence on our distributors for foreign sales of the PLAC Test for Lp-PLA2 Activity;

•	our ability to initiate and continue to manufacture the PLAC Test for Lp-PLA2 Activity on our site in South San Francisco, California;

•	the effects of U.S. and foreign government regulation and our ability to comply with such regulations;

•	our significant corporate expenses, including real estate lease liabilities and expenses associated with being a public company;

•	our limited revenue and cash resources;

•	the adequacy of our intellectual property rights;

•	our ability to satisfy our obligations under our license agreements, to maintain our license rights under those license agreements and to enter into any necessary licenses on acceptable terms; and

•	the other risks described below in Part II, Item 1A (“Risk Factors”).

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

Overview

We are a life sciences company focused on the development and commercialization of proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease. We are the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted us an exclusive license to certain diagnostic intellectual property, including Lp-PLA2, an inflammatory marker of cardiovascular risk.

Our products, PLAC® Tests provide new information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood, the PLAC Test ELISA Kit. The PLAC Test ELISA Kit is the only blood test cleared by the FDA to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. We are currently commercializing the PLAC Test ELISA Kit in the United States and Europe and the PLAC Test for Lp-PLA2 Activity in Europe.

In June 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market our PLAC Test for Lp-PLA2 Activity. The PLAC Test for Lp-PLA2 Activity is capable of running on automated, high throughput clinical chemistry analyzers unlike the PLAC Test ELISA Kit. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Test market and revenue growth. In October 2011, we elected to withdraw this application following discussions with the FDA. We plan to develop a new submission. We are in the process of identifying completed clinical trials acceptable to the FDA from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the new automated PLAC Test for Lp-PLA2 Activity.

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

All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

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

Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with SEC on March 15, 2012. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Results of Operations

For the Three Months Ended March 31, 2012 and 2011.

Revenues

	Three months ended March 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
Revenues:
License revenue	$76	$76	—%
Royalty revenue	1,037	1,005	3%
Product sales	3,830	2,240	71%

Total net revenues	$4,943	$3,321	49%

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Three months ended March 31,
	2012	2011
United States	$4,884	$3,283
Europe	27	36
Rest of the world	32	2

	$4,943	$3,321

Over 98% of our revenues were from the US geographic area for both the three months ended March 31, 2012 and 2011.

Revenues are generated from licensing fees, royalties earned, product sales, and contract arrangements. The accounting classification of revenue between royalties and product sales relates to the alternate sales channels used by the Company, and as such, we believe that operating performance is most effectively evaluated by examining total net revenues.

The increase in net revenues for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 reflects an increased volume demand for our PLAC Test ELISA Kit offset by a decline in average sales price for our product.

Our top four distributors and large laboratory customers accounted for 70% of our net revenues for the three months ended March 31, 2012, compared to 84% for the three months ended March 31, 2011. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue may fluctuate materially. Our largest customers are able to exert greater influence over our product pricing, which has led to a decline in average sales price in recent quarters. Such downward pressure on our pricing has the potential to continue.

Product Costs

	Three Months Ended March 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
Product costs	$1,719	$1,132	52%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and overhead allocations. The increase in product costs of $587,000 primarily reflects an increase in product-related materials and supplies costs of approximately $435,000 due to increased demand for our PLAC Tests, an increase in facilities related expense of $107,000 due to our relocation to a larger facility and an increase of $37,000 in equipment costs used to produce our PLAC Test ELISA Kit.

Sales and Marketing Expenses

	Three Months Ended March 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
Sales and marketing	$1,182	$1,107	7%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. The increase in sales and marketing expenses of $75,000 primarily reflects higher personnel expenses of approximately $70,000 due to increased sales and marketing personnel, increase in travel expense of approximately $35,000 due to higher personnel and travels related to product launch in Europe, offset by a reduction in marketing program expenses of approximately $24,000.

We expect to identify and hire additional personnel to staff our sales and marketing department as we develop and commercialize new products to maintain and expand our position in the market for diagnostics in cardiovascular disease.

Research and Development Expenses

	Three Months Ended March 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
Research and development	$1,292	$1,492	(13)%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. The decrease in research and development expenses of $200,000 primarily reflects a reduction in personnel costs of approximately $156,000 due partly to departure of our former Chief Science Officer in October 2011, a reduction in expenses related to clinical studies of approximately $127,000, a reduction in lab and research costs of approximately $29,000 associated with product development during the three months ended March 31, 2012, offset by increase in facilities cost of approximately $115,000 due to our relocation to a larger facility.

General and Administrative Expenses

	Three Months Ended March 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
General and administrative	$1,976	$2,114	(7)%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. The decrease in general and administrative expenses of $138,000 primarily reflects reduction in facility costs, including a reduction of approximately $448,000 in facilities cost for the 343 Facility as compared to the three months ended March 31, 2011 due to the expiration of the associated facility lease in January 2012, a reduction in expenses due to higher allocation of facility cost to other functional areas of approximately $206,000, offset by loss of sublease income of approximately $365,000, an increase in legal and other professional service costs of approximately $81,000 and an increase in recruiting costs of approximately $75,000.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended March 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$7	$17	(59)%
Interest expense	(101)	—		*
Other income (expense), net	(3)	—		*

Total net interest and other income (expense)	$(97)	$17	(671)%

*	Result not meaningful

Interest income is derived from cash balances and short term investments. Interest expense is based on outstanding debt obligations. The increase in net interest and other expense was primarily due to a debt facility we entered into in September 2011.

Income Taxes

	Three Months Ended March 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
Income tax provision	$(3)	$(3)	—%

We generated net loss for the three months ended March 31, 2012 and had no federal income tax provision. Our effective tax rate was 0% for income tax for the three months ended March 31, 2012 and we expect that our effective tax rate for the full year 2012 will be 0%. The $3,000 income tax provision represents minimum state taxes paid during 2012.

In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. At March 31, 2012, we had unrecognized tax benefits totaling $1.4 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Code.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code, a change of control, as defined, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. As a result of a merger transaction involving us in 2010, certain of the Company’s tax attributes prior to the merger transaction are subject to an annual limitation of $240,000 for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of product, to fund our operations. As of March 31, 2012, we had an accumulated deficit of $196.3 million, working capital of $14.9 million and shareholders’ equity of $9.9 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needs for operating activities and commitments for the next twelve months.

Cash, Cash Equivalents and Investments

As of March 31, 2012, we had cash, cash equivalents and short-term investments of $15.9 million, compared to $17.2 million at December 31, 2011. The decrease of $1.3 million primarily reflects cash used in operations of $0.8 million and purchases of property and equipment of $0.5 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $0.8 million for the three months ended March 31, 2012, and was primarily related to net loss of $1.3 million, adjusted for non-cash items of $0.1 million in depreciation and amortization, and $0.4 million cash inflow related to changes in operating assets and liabilities.

Net cash used in operating activities was $1.9 million for the three months ended March 31, 2011, and was primarily related to net loss of $2.5 million, adjusted for non-cash items of $0.1 million of depreciation and amortization, $0.1 million in stock-based compensation and $0.4 million cash inflow related to changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2012 was $2.5 million, primarily due to investment maturities of $3.5 million. This was partially offset by $0.5 million in purchases of investments and $0.5 million in purchases of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2011 was $14.5 million, primarily due to purchase of available-for-sale investments of $17.0 million partially offset by maturities of $2.5 million.

Other Information

Our future capital requirements will depend primarily upon our ability to maintain and grow our current product revenues, to develop and commercialize new products, to manage our obligations under real estate leases, to realize the sale of our assets held for sale, and to improve our reimbursement prospects from third-party payors, including:

•	Our ability to obtain regulatory approval for the PLAC Test for Lp-PLA2 Activity in the United States;

•	The rate of product adoption by laboratories and doctors;

•	Our ability to expand commercialization of the PLAC Test for Lp-PLA2 Activity in Europe; and

•	The third-party payor community’s acceptance of and reimbursement for the PLAC Tests.

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

In September 2011, we entered into a loan and security agreement with a bank (see Note 9 of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q). This loan contains various covenants.

If we breach any of these covenants or are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to achieve revenues equal to at least 80% of monthly projections approved by our Board of Directors and provided to the bank, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable, which would increase our liquidity requirements beyond the currently expected levels. If we are unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan. We are in compliance with all the debt covenants as of March 31, 2012.

In order to meet future liquidity needs, we may become reliant on additional equity and/or debt financing.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2012 are disclosed in the following table (in thousands):

	Total	2012(1)	2013	2014	2015	2016
Debt obligations	$5,645	$616	$1,870	$1,781	$1,378	$—
Operating lease obligations	12,306	1,824	2,505	2,581	2,658	2,738

Total contractual commitments	$17,951	$2,440	$4,375	$4,362	$4,036	$2,738

(1)	Remainder of year.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosure about Offsetting Assets and Liabilities.” ASU 2011-11 will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial positions. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures are to be applied retroactively for all comparatives periods presented. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standard Board. The amendment changes the wording used to describe many of the requirements in the U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment became effective prospectively for the Company’s interim period ended March 31, 2012. The Company adopted this guidance and the adoption did not have a material impact on the Company’s financial positions, results of operations or cash flows.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. We adopted the provisions of this guidance during the first quarter 2012.

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

As of March 31, 2012, we had cash, cash equivalents and short-term investments of $15.9 million, consisting of cash, cash equivalents and highly liquid short-term investments and certificates of deposit. The values of our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will however, reduce our interest income from short-term investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business Operations

We have withdrawn our 510(k) premarket notification for FDA clearance of our PLAC Test for Lp-PLA2 Activity, and we may be unable to submit a subsequent 510(k) premarket notification or to obtain clearance with respect to such application.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market our PLAC Test for Lp-PLA2 Activity. This new assay measures the activity levels of the Lp-PLA2 enzyme in the blood, while the PLAC Test currently marketed in the United States utilizes an ELISA method that measures the concentration of the enzyme. The PLAC Test for Lp-PLA2 Activity is capable of running on automated, high throughput clinical chemistry analyzers unlike the current PLAC Test ELISA Kit. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Tests market and revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We plan to develop a new submission. We are in the process of identifying completed clinical trials acceptable to the FDA from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the PLAC Test for Lp-PLA2 Activity.

There can be no guarantee that we will identify appropriate clinical trials, or that serum samples can be obtained from such trials to support retesting of PLAC Test for Lp-PLA2 Activity. We cannot assure you that the results of any such clinical trials will support the proposed clinical claims. There can be no guarantee that the FDA will clear the subsequent 510(k) submission on a timely basis, or at all. Failure to receive clearance for the PLAC Test for Lp-PLA2 Activity on a timely basis (or at all) may result in a loss of potential customers and would have an adverse effect on our financial condition and our ability to maintain or expand our business.

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

Our business is characterized by a high degree of customer concentration. Our four top customers accounted for 52% of our accounts receivable and 70% of our revenue as of and for the three months ended March 31, 2012, respectively. The loss of one or more of these customers or a decline in revenue from one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Sales to a limited number of large laboratory customers account for a significant portion of our revenue and accounts receivable. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. The concentration of revenue from our top four customers was 70% and 84% for the three months ended March 31, 2012 and 2011, respectively. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether we are able to grow our revenue from the PLAC Test for Lp-PLA2 Activity. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large laboratory companies and distributors, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers are able to exert greater influence over our product pricing, which has led to a decline in average sales price in recent quarters. Such downward pressure on our pricing has the potential to continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business. The concentration of accounts receivable from our top four customers was 52% and 81% as of March 31, 2012 and 2011, respectively.

We rely on a sole source third party to manufacture our PLAC Test ELISA Kit. If this manufacturer is unable to supply our products in a timely manner, or at all, we may be unable to meet customer demand, which would have a material adverse effect on our business.

We currently depend on a sole source, third party manufacturer, BioCheck, Inc., to manufacture our PLAC Test ELISA Kit. We cannot assure you that this manufacturer will be able to provide the products in quantities that are sufficient to meet demand or at all, in a timely manner, which could result in decreased revenues and loss of market share. We also depend on other key vendors and suppliers of materials, some of which are sole source or for whom an alternative could be difficult to find. There may be delays in the manufacturing process over which we have no control, including shortages of raw materials, labor disputes, backlog and failure to meet FDA standards. We are aware that our sole source manufacturer relies on sole source suppliers with respect to materials used in our products. We rely on our third-party manufacturer to maintain their manufacturing facility in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business. Increases in the prices we pay our manufacturer, or lapses in quality, such as failure to meet our specifications or the requirements of the Quality System Regulations, or QSR, and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace the existing manufacturer may be difficult, because the number of potential manufacturers is limited. If we do undertake to negotiate terms of supply with another manufacturer or other manufacturers, our relationships with our existing manufacturer could be harmed. Any interruption in the supply of product, or the inability to obtain the product from alternate sources in a timely manner, could impair our ability to supply the PLAC Test ELISA Kit and to meet the demands of our customers, which would have a material adverse effect on our business.

We manufacture our PLAC Test for Lp-PLA2 Activity on-site in South San Francisco, California. It is our first time manufacturing a product in house and we could experience process, quality control and shipping problems due to the early stage of manufacturing.

We have developed manufacturing of the PLAC Test for Lp-PLA2 Activity in house. We are dependent on the expertise of the personnel that developed and manufacture the product. As with any new products, we could observe performance deviations that have not been apparent during development, including performance and stability of the PLAC Test for Lp-PLA2 Activity. The discovery of such performance deviations or of any manufacturing problems may adversely affect our sales in Europe.

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

In the United States, third-party payors generally require billing codes on claims for reimbursement that describe the services provided. For laboratory services, the American Medical Association (“AMA”) establishes most of the billing codes using a data code set called Current Procedural Terminology, or CPT, codes. Each third-party payor generally develops payment amounts and coverage policies for their beneficiaries or members that ties to the CPT code established for the laboratory test and, therefore, coverage and reimbursement may differ by payor even if the same billing code is reported for claims filing purposes. For laboratory tests without a specific billing code, payors often review claims on a claim-by-claim basis and there are increased uncertainties as to coverage and eligibility for reimbursement. Currently, the tests performed by our assays are described by existing CPT codes, but we cannot guarantee that the CPT codes will not be revised or new CPT codes will not be established for our future assays. If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline. Lower-than-expected, or decreases in, reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the willingness of physicians and other practitioners to purchase our products at prices we target, or at all. If we are unable to sell our products at target prices, our revenue and gross margins will suffer and our business could be materially harmed.

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

Our dependence on distributors for foreign sales of our PLAC Test for Lp-PLA2 Activity could limit or prevent us from selling our test in Europe and from realizing long-term international revenue growth.

As of March 31, 2012, we had exclusive distribution agreements for our products in 14 European countries, and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Test for Lp-PLA2 Activity. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

The requirements of being a public company have required and will continue to require significant resources, increase our costs and occupy our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a company with public reporting responsibilities, we have incurred and will continue to incur significant legal, accounting, and other expenses. Complying with rules, regulations and requirements applicable to public companies will require substantial effort. Among other things, we are required to:

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

Compliance with these rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly than if we were a private company. The securities laws require, among other things, that we implement and maintain effective internal control for financial reporting and disclosure. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We have incurred and expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. Moreover, if we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

Our business and our medical device products, including our PLAC Tests, are subject to extensive regulation by the FDA and other federal, state, and foreign regulatory agencies. These laws and regulations govern many aspects of our products and operations, and the products and operations of our suppliers and distributors, including premarket clearance and approval, design, development and manufacturing, labeling, packaging, safety and adverse event reporting, recalls, storage, advertising, promotion, sales and record keeping. Failure to comply with these laws and regulations could result in, among other things, warning letters, civil or criminal penalties, injunctions, delays in clearance or approval of our products, withdrawal of cleared products, recalls, and other operating restrictions, all of which could cause us to incur significant expenses.

Before we can market or sell a new product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA, or approval of a pre-market approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the applicant must demonstrate to the FDA’s satisfaction that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to obtain clearance from the FDA to market the proposed device. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our products are substantially equivalent to lawful predicate device or safe and effective for their intended uses;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•	changes in FDA clearance or approval policies or the adoption of new regulations may require additional data.

Further, any modification we make to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, would require us to seek a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary for changes to 510(k) cleared devices. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

We and our suppliers are subject to inspections by the FDA and other regulatory agencies and deficiencies identified during these audits could have a material adverse effect on our results of operations.

Once regulatory clearance or approval has been granted, the product and its manufacturer are subject to continual review by the FDA and other regulatory authorities. For example, we are also subject to routine inspection by the FDA and certain state agencies for compliance with the QSR, which establishes the good manufacturing practices for medical devices, and Medical Device Reporting regulations, which require us to report to the FDA any incident in which one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that could cause death or serious injury. Although we believe that we have adequate processes in place to ensure compliance with these and other postmarket requirements, the FDA or other regulatory bodies could disagree and take enforcement action including issuing warning letters, untitled letters, fines, injunctions, consent decrees or civil penalties, or imposing operating restrictions or partial suspension or total shutdown of manufacturing, selling or exporting our products, among other sanctions, if it concludes that we are out of compliance with applicable regulations or if it concludes that our products pose an unacceptable risk to health or are otherwise deficient in design, labeling or manufacture. Further, the ability of our suppliers to supply critical components or materials and of our distributors to sell our products could be adversely affected if their operations are determined to be out of compliance. The FDA and other regulatory bodies could also require us to recall products if we fail to comply with applicable regulations. Such actions by the FDA and other regulatory bodies would adversely affect our revenues and results of operations.

We are and will be subject to new regulations which could have a material adverse effect on our results of operations.

Many national, regional, and local laws and regulations, including the recently-enacted healthcare reform legislation, have not been fully implemented by the regulatory authorities or adjudicated by the courts, and their provisions are open to a variety of interpretations. In the ordinary course of business, we must frequently make judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to various sanctions, including substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. Such sanctions could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business. In addition, in January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program. The FDA issued its recommendations and proposed action items in response to concerns from both within and outside of the FDA about the 510(k) program. Although the FDA has not detailed the specific modifications or clarifications that the Agency intends to make to its guidance, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process, the FDA’s announced action items signal that additional regulatory requirements are likely. For example, in July 2011, the FDA issued a draft guidance document intended to clarify when changes to a cleared 510(k) warrant submission of a new 510(k), which many observers believe will result in an increase in the number of 510(k)s submitted to the FDA. The FDA intends to issue a variety of additional draft guidance and regulations over the coming months and years which would, among other things, establish a Unique Device Identification System and clarify the FDA’s use and application of several key terms in the 510(k) review process. These reforms, when fully implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the cost of compliance, or restrict our ability to maintain our current 510(k) clearances.

Healthcare reform and its restrictions on coverage and reimbursement may adversely affect our profitability.

Legislation both proposed and passed has had an impact on reimbursement levels for diagnostic services, including laboratory tests. For instance, in March 2010, U.S. President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes a number of substantial changes in the way health care is financed by both governmental and private insurers. Among other things, the PPACA mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. A productivity adjustment also is made to the fee schedule payment amount. In addition, on February 22, 2012, the President signed the Middle Class Tax Relief and Job Creation Act of 2012, which, among other things, mandated an additional change in Medicare reimbursement for clinical laboratory services. This legislation requires a rebasing of the Medicare clinical laboratory fee schedule to effect a 2% reduction in payment rates otherwise determined for 2013, which in turn will serve as a base for 2014 and subsequent years. Further, with respect to the PPACA changes, the legislation establishes an Independent Payment Advisory Board (“IPAB”) to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies, which may have a negative impact on payment rates for services, including clinical laboratory services, beginning in 2016, and for hospital services beginning in 2020.

Although some of these provisions may negatively impact payment rates for clinical laboratory services, the PPACA also extends coverage to approximately 32 million previously uninsured people, which may result in an increase in the demand for our tests and services. A number of state governors have strenuously opposed the mandatory purchase of insurance, known as the individual mandate, and initiated lawsuits challenging the constitutionality of certain provisions of the PPACA. Many of these challenges are still pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions (including the IPAB) or its entirety.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of the PPACA and the new law is uncertain. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was approximately $196.3 million at March 31, 2012. For the three months ended March 31, 2012 and 2011, we incurred a net loss of $1.3 million and $2.5 million, respectively. We expect to continue to incur substantial net losses for at least the next few years. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

We have liabilities for real estate leases in excess of what is necessary for our current business. We will incur these additional expenses until we are able to sublease a portion of our larger leased facility.

We have a significant real estate lease for a facility of approximately 65,000 square feet with current monthly minimum required expenses of approximately $220,000. The term of the lease continues until December 31, 2016. Until such time that we are able to sublease a portion of the facility, we will incur liabilities for real estate leases significantly in excess of what is necessary for our current business. We may never be able to sublease a portion of the facility.

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

Furthermore, there have been several cases involving patents claiming genetic materials and information, and diagnostic products and methods based on genetic materials and information, that are pending in U.S. courts or have been decided by the U.S. Supreme Court that may impact our business. On March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the U.S. Supreme Court issued an opinion holding that the processes claimed by Prometheus’ patent were not patent eligible because these processes—determining the relationships between concentrations of certain metabolites in the blood and the likelihood that a thiopurine drug dosage will prove ineffective or cause harm—merely apply laws of nature and are not themselves patentable. Additionally, a suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. The Federal Circuit issued a written decision on July 29, 2011 that reversed the U.S. District Court for the Southern District of New York's ruling that Myriad's composition claims to "isolated" DNA molecules cover unpatentable subject matter. However, the Federal Court affirmed the District Court's decision that Myriad's method claims directed to simply "comparing" or "analyzing" DNA sequences without a "transformation" step are not patentable. The U.S. Supreme Court granted certiorari in the Myriad case , vacated the Federal Circuit decision and remanded the case back the Federal Circuit for further consideration of patentability in light of the Supreme Court’s decision in Mayo v. Prometheus. It is unknown whether or how pending cases will be decided. It is also unknown what impact, if any, the Prometheus decision or decisions in such pending cases will have on gene patents or diagnostic method patents generally or our ability to obtain or enforce such patents in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1*	Purchase Agreement, effective as of January 1, 2012, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.2*	Rebate Addendum, effective as of March 1, 2012, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.3	Offer Letter, dated January 8, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.4	Stock Option Agreement, dated February 1, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.62 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.5	Change in Control and Severance Agreement, dated February 2, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.63 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.6	Amended and Restated Employment Agreement, effective as of March 1, 2012, by and between diaDexus, Inc. and Emilia Zychlinsky Bulaevsky

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date: May 10, 2012	By:	/s/ Brian E. Ward
Brian E. Ward
President & Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1*	Purchase Agreement, effective as of January 1, 2012, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.2*	Rebate Addendum, effective as of March 1, 2012, by and between diaDexus, Inc. and Health Diagnostics Laboratory

10.3	Offer Letter, dated January 8, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.4	Stock Option Agreement, dated February 1, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.62 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.5	Change in Control and Severance Agreement, dated February 2, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.63 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.6	Amended and Restated Employment Agreement, effective as of March 1, 2012, by and between diaDexus, Inc. and Emilia Zychlinsky Bulaevsky

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.