Form 10-Q
period 2012-06-30
diaDexus, Inc.
filed 2012-08-07
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 53,203,039 as of August 2, 2012.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$12,378	$10,484
Short-term investment securities	2,250	6,492
Accounts receivable, net of allowance for doubtful accounts of $4 and rebate reserve of $0 at June 30, 2012 and $4 and $20, respectively, at December 31, 2011	2,387	2,408
Inventories	227	117
Restricted cash	—	400
Assets held for sale	302	304
Prepaid expenses and other current assets	813	975

Total current assets	18,357	21,180
Long-term investments	—	250
Restricted cash	1,400	1,400
Property and equipment, net	1,383	1,350
Other long-term assets	130	175

Total assets	$21,270	$24,355

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$586	$882
Notes payable, current portion	1,209	372
Deferred revenues, current portion	340	331
Unfavorable lease obligations	539	492
Accrued and other current liabilities	1,934	2,469

Total current liabilities	4,608	4,546
Non-current portion of notes payable	3,712	4,526
Non-current portion of deferred revenue	378	530
Non-current portion of deferred rent	314	266
Non-current portion of unfavorable lease obligation	2,776	3,063
Other long term liabilities	318	284

Total liabilities	12,106	13,215

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,101,063 and 53,067,045 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	531	531
Additional paid-in capital	205,730	205,557
Accumulated other comprehensive loss	(1)	(5)
Accumulated deficit	(197,096)	(194,943)

Total stockholders’ equity	9,164	11,140

Total liabilities and stockholders’ equity	$21,270	$24,355

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues:
License revenue	$77	$77	$153	$153
Royalty revenue	1,037	944	2,074	1,949
Product sales	4,002	2,646	7,832	4,886
Product sales to related party	—	160	—	160

Total revenues	5,116	3,827	10,059	7,148

Operating costs and expenses:
Product costs	1,598	1,205	3,317	2,337
Sales and marketing	1,450	977	2,632	2,084
Research and development	1,093	1,274	2,385	2,766
General and administrative	1,704	2,842	3,680	4,956

Total operating costs and expenses	5,845	6,298	12,014	12,143

Loss from operations	(729)	(2,471)	(1,955)	(4,995)
Interest income, interest expense and other income (expense), net:
Interest income	4	15	11	32
Interest expense	(102)	—	(203)	—
Other income (expense), net	—	—	(3)	—

Loss before income tax	(827)	(2,456)	(2,150)	(4,963)
Income tax	—	—	(3)	(3)

Net loss	$(827)	$(2,456)	$(2,153)	$(4,966)

Basic and diluted net loss per share:	$(0.02)	$(0.05)	$(0.04)	$(0.09)

Weighted average shares used in computing basic and diluted net loss per share	53,067,793	53,067,057	53,067,419	53,067,057

Other comprehensive loss, net of tax:
Net change in unrealized gain/(loss) on available-for-sale securities	—	(1)	4	(2)

Comprehensive loss	$(827)	$(2,457)	$(2,149)	$(4,968)

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Operating activities:
Net loss	$(2,153)	$(4,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	2	—
Depreciation and amortization	254	262
Stock-based compensation	164	462
Amortization on investments	21	136
Provision for rebate reserve (reversal)	(20)	62
Noncash other interest expense	14	12
Noncash interest associated with notes payable	68	—
Inventory written off	4	—
Unfavorable lease	(240)	(177)
Changes in operating assets and liabilities
Accounts receivable	41	152
Accounts receivable from related party	—	175
Inventory	(114)	(23)
Prepaid expenses, other current assets and other long-term assets	191	(216)
Accounts payable	(239)	58
Accrued liabilities and other long term liabilities	(335)	852
Deferred rent	48	46
Deferred revenue	(143)	(135)

Net cash used in operating activities	(2,437)	(3,300)

Investing activities:
Purchases of property and equipment	(546)	(147)
Proceeds from sales of assets	2	—
Restricted cash	400	—
Maturities of available-for-sale investments	5,471	8,357
Purchases of available-for-sale investments	(996)	(19,221)

Net cash provided by (used in) investing activities	4,331	(11,011)

Net increase (decrease) in cash and cash equivalents	1,894	(14,311)
Cash and cash equivalents, beginning of period	10,484	20,394

Cash and cash equivalents, end of period	$12,378	$6,083

Supplemental disclosure:
Cash paid for interest	$135	$—
Net change in accounts payable from acquisition of property and equipment	$(57)	$—
Net change in accrued liabilities from acquisition of property and equipment	$(200)	$—
Proceeds from issuance of common stock in other receivables	$9	$—

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

In September 2011, the Company entered into a loan and security agreement with Comerica Bank (see Note 9). This loan contains various covenants. If the Company breaches any of these covenants or is unable to make a required payment of principal or interest, or experiences a material adverse change to its business, it could result in a default under the loan. Additionally, the Company is required to achieve revenues equal to at least 80% of monthly projections approved by its Board of Directors and provided to the bank, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If the Company is unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the loan. The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with its covenants. In order to meet the future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company cannot assure you that it will be able to raise any such additional funding.

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

PLAC Test for Lp-PLA2 Activity

The Company introduced the PLAC Test for Lp-PLA2 Activity in Europe in March 2012. This PLAC Test for Lp-PLA2 Activity is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. The PLAC Test for Lp-PLA2 Activity allows for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology. This clinical chemistry technology is more prevalent than the microplate technology used for the PLAC Test ELISA Kit and is less difficult to operate, such that a broader array of institutions can conduct the test. This group includes clinical laboratories and hospitals of all sizes and physician operated laboratories (“POLs”). In addition, the sample handling requirements are much less stringent for the PLAC Test for Lp-PLA2 Activity compared to the PLAC Test ELISA Kit, allowing greater ease of use for those facilities processing specimens. The PLAC Test for Lp-PLA2 Activity is currently available in Europe for use in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company affixed the CE marking for this intended use by self-certification in January 2012. The PLAC Test for Lp-PLA2 Activity is available on a commercial basis only in Europe. The Company plans to pursue 510(k) clearance for this test from the FDA and eventually commercialize this assay format in the United States if the Company obtains FDA clearance.

All references in these notes to condensed financial statements to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with December 31, 2011 audited financial statements and includes all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company’s financial position as of June 30, 2012 and results of operations and cash flows for both the three and six months ended June 30, 2012.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, and have not changed as of June 30, 2012.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosure about Offsetting Assets and Liabilities.” ASU 2011-11 will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial positions. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures are to be applied retroactively for all comparative periods presented. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

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

The following is a summary of cash, cash equivalents, and available-for-sale securities at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$4,102	$—	$—	$4,102
Money market funds	8,276	—	—	8,276

Total cash and cash equivalents	$12,378	$—	$—	$12,378

Available-for-sale marketable securities:
Corporate notes	1,255	—	(1)	1,254
Certificates of deposit	996	—	—	996

Total available-for-sale marketable securities	$2,251	$—	$(1)	$2,250

	December 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$3,243	$—	$—	$3,243
Money market funds	7,241	—	—	7,241

Total cash and cash equivalents	$10,484	$—	$—	$10,484

Available-for-sale marketable securities:
Commercial paper	3,147	—	(1)	3,146
Corporate notes	2,850	—	(4)	2,846
US government agency obligations	750	—	—	750

Total available-for-sale marketable securities	$6,747	$—	$(5)	$6,742

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements
	Balance at June 30, 2012	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$4,102	$4,102	$—	$—
Money market funds	8,276	8,276	—	—
Corporate notes	1,254	—	1,254	—
Certificates of deposit	996	—	996	—
Restricted cash	1,400	—	1,400	—

	$16,028	$12,378	$3,650	$—

		Fair Value Measurements
	Balance as of December 31, 2011	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$3,243	$3,243	$—	$—
Money market funds	7,241	7,241	—	—
Commercial paper	3,146	—	3,146	—
Corporate notes	2,846	—	2,846	—
US government agency obligations	750	—	750	—
Restricted cash	1,800	—	1,800	—

	$19,026	$10,484	$8,542	$—

The fair value of the notes payable is valued based on level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of June 30, 2012, the notes payable is carried at face value of $5.0 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$186	$71
Raw materials	41	46

	$227	$117

5. Assets Held For Sale

Prior to the period reflected in this report, the Company had committed to a plan to sell the equipment related to its manufacturing facility and had determined that these assets met the criteria for, and had been classified as, “held for sale” in accordance with ASC Topic 360. The market approach was used in determining the fair market value of these assets.

Total assets held for sale as of June 30, 2012 and December 31, 2011 is as follows (in thousands):

		Fair Value Measurements
Description	Carrying Value at June 30, 2012	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2012 Total Gains (Losses)
Assets held for sale	$302	$750	$—	$—	$750	$—

		Fair Value Measurements
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2011 Total Gains (Losses)
Assets held for sale	$304	$—	$—	$304	$—

The measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. There was no impairment charge for the three and six months ended June 30, 2012. The Company is committed to selling these assets and has received an offer for $750,000. Any resulting gain or loss will be included in the statement of comprehensive loss.

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

Office and Laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Laboratory equipment	$3,078	$5,202
Leasehold improvements	602	8,283
Computer and software	334	1,916
Furniture and fixtures	163	835

	4,177	16,236
Less: Accumulated depreciation and amortization	(2,794)	(14,886)

	$1,383	$1,350

Depreciation and amortization expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2012, respectively, and $0.2 million and $0.3 million, respectively, for the same periods in 2011.

7. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Accrued payroll and related expenses	$1,054	$1,351
Accrued royalty expense	246	207
Accrued sales tax	139	126
Accrued legal and patent expense	133	35
Accrued consulting expenses	70	69
Property and equipment	—	200
Accrued audit fees	—	120
Accrued collaborative research obligations	—	96
Other current liabilities	292	265

Total accrued and other current liabilities	$1,934	$2,469

8. Concentration of Credit Risk

Revenues from the following customers represented a significant portion of total revenue for the three and six months ended June 30, 2012 and 2011 and accounts receivable as of June 30, 2012 and December 31, 2011:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,

	2012	2011	2012	2011	2012	2011
Customer A	42%	34%	45%	18%	32%	44%
Customer B	13%	10%	13%	10%	19%	13%
Customer C	7%	—%	6%	—%	10%	—%
Customer D	6%	13%	6%	14%	9%	15%
Customer E	—%	23%	—%	36%	—%	20%

Total	68%	80%	70%	78%	70%	92%

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

The loan and security agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, achieve at least 80% of specified monthly revenue projections calculated on a trailing three months basis, maintain primary depository and operating accounts with the bank, maintain liability and other insurance, and provide security interests to the bank in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provide, among other things, that without the prior consent of the bank, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The loan and security agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of the bank, following the occurrence of an event of default, which would require the Company to pay to the bank an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) an early payment fee equal to 1% of the principal amount then required to be paid if such repayment is required prior to September 24, 2012, plus (iv) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of June 30, 2012, the Company was in compliance with all the covenants.

Future minimum payments for the notes payable are as follows (in thousands):

2012 (remainder of year)	$547
2013	1,870
2014	1,781
2015	1,378

Total minimum payments	5,576
Less: Amount representing interest	(576)

Present value of minimum payments	5,000
Less: Unamortized debt discount	(79)

Notes payable, net	4,921

Less: Notes payable, current portion	1,209

Non-current portion of notes payable	$3,712

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

The effect of the options and warrants was anti-dilutive for the three and six months ended June 30, 2012 and 2011. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of June 30,
	2012	2011
Options to purchase common stock	9,763	6,881
Warrants to purchase common stock	481	10

Total	10,244	6,891

12. Stock Based Compensation

Stock Option Plans

1996 Stock Option Plan

The 1996 Stock Option Plan (the “1996 Plan”) initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the 1996 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant. On May 17, 2012, 6,398,904 shares that are subject to awards under this plan and 1,555,492 shares which are available for issuance under this plan were transferred to the 2012 Equity Incentive Award Plan.

1998 Director Stock Option Plan

The 1998 Director Stock Option Plan (the “Director Plan”) for non-employee directors has 300,000 shares of common stock authorized for issuance. On May 17, 2012, 170,000 shares that are subject to awards under this plan and 130,000 shares which are available for issuance under this plan were transferred to the 2012 Equity Incentive Award Plan on May 17, 2012 upon stockholder approval.

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 3,000,000 shares of common stock authorized for issuance. On May 17, 2012, all shares of stock options that were issued and issuable in the 1996 Plan, the Director Plan and outside of plans were transferred to the 2012 Plan. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. As of June 30, 2012, options for 9,762,693 were outstanding and 5,207,685 shares were available for grant under the 2012 Plan.

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend yield	—	—	0.0%	0.0%
Risk-free interest rate	—	—	0.49%	1.56%
Expected volatility	—	—	96.65%	90.44%
Forfeiture rate	—	—	13.24%	11.57%
Expected term (years)	—	—	4.12	4.27
Fair value per share at grant date	—	—	$0.19	$0.26

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock option represents the weighted-average period the stock options are expected to remain outstanding and is based on the options vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The Company did not grant stock options during the three months ended June 30, 2012 and 2011.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the three and six months ended June 30, 2012 and 2011, which was incurred as follows (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock compensation expense:
Product costs	$3	$3	$5	$6
Research and development	14	21	31	43
Sales and marketing	16	13	29	26
General and administrative	54	331	99	387

Total stock compensation expense	$87	$368	$164	$462

Employee Stock-Based Compensation

The table below presents information related to stock option activity under the 1996 Plan, the Director Plan and certain option grants to employees and a director outside of the Plan, and, as of May 17, 2012, under the 2012 Plan, net of options previously exercised, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	9,187,589	$0.48
Options granted	1,141,000	0.28
Options exercised	(34,018)	0.26
Options cancelled/forfeited/expired	(531,878)	0.82

Outstanding at June 30, 2012	9,762,693	$0.44	6.72	$1,835,746

Exercisable at June 30, 2012	4,781,773	$0.61	4.13	$879,331

Vested and expected to vest at June 30, 2012	8,935,141	$0.45	6.48	$1,677,120

The aggregate intrinsic value of stock options exercisable at June 30, 2012 was $0.9 million and for in-the-money stock options outstanding was $1.8 million.

The following table summarizes information relating to stock options outstanding as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14	96,000	9.46	$0.14	—	$—
$0.25	1,542,000	9.24	0.25	3,000	0.25
$0.26	5,139,937	4.73	0.26	3,674,896	0.26
$0.28	1,141,000	9.60	0.28	—	—
$0.29	1,218,756	9.04	0.29	700,752	0.29
$0.33 - $4.57	515,000	7.78	0.78	293,125	1.08
$8.74	20,000	1.39	8.74	20,000	8.74
$12.27	30,000	2.31	12.27	30,000	12.27
$14.30	20,000	0.60	14.30	20,000	14.30
$15.71	40,000	1.90	15.71	40,000	15.71

$0.14 - $15.71	9,762,693	6.72	$0.44	4,781,773	$0.61

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options generally vest monthly over one year.

Stock based compensation expense recognized during the three and six months ended June 30, 2012 and 2011 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of June 30, 2012, the total remaining unrecognized cost was approximately $0.8 million to be recognized over approximately three years.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance at June 30, 2012 and 2011 as follows:

	As of June 30,
	2012	2011
Options to purchase common stock	9,762,693	6,880,609
Warrants to purchase common stock	480,769	10,000
Shares available for option grants	5,207,685	1,403,787

Total	15,451,147	8,294,396

In October 2004, the Company granted stock options for 30,000 shares outside the Company’s stock option plans to a new director with an exercise price of $12.27 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2012, none of these stock options have been exercised or repurchased.

In September 2011, the Company granted stock options for 1,530,000 shares outside the Company’s stock option plans to the Chief Executive Officer with an exercise price of $0.25 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2012, none of these stock options have been exercised or repurchased.

In October 2011, the Company granted stock options for 1,130,000 shares outside the Company’s stock option plans to the Chief Business Officer with an exercise price of $0.26 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2012, none of these stock options have been exercised or repurchased.

On February 1, 2012, the Company granted stock options for 1,060,000 shares outside of the Company’s stock option plans to the Chief Financial Officer with an exercise price of $0.28 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2012, none of these stock options have been exercised or repurchased.

All shares granted outside the Company’s stock option plans were transferred to the 2012 Plan on May 17, 2012 upon stockholder approval.

13. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy and to vendors in order to reduce costs. In connection with the loan and security agreement the Company entered into with Comerica bank (Note 9) in September 2011, the Company issued a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share. The warrant expires in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount is being amortized to interest expense using the effective interest rate method over the 48-month term of the loan. As of June 30, 2012, there were warrants outstanding to purchase 480,769 shares of the Company’s common stock, with a weighted-average exercise price of $0.26 per share and an aggregate exercise price of $0.1 million.

The following table summarizes information about all warrants outstanding as of June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26	480,769	6.24	$0.26	480,769	$0.26

	480,769	6.24	$0.26	480,769	$0.26

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

Rent expense for the Company’s facilities was $449,000 and $1.0 million for the three and six months ended June 30, 2012, respectively, and $761,000 and $1.5 million, respectively, for the same periods in 2011. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $314,000 and $266,000 as of June 30, 2012 and December 31, 2011, respectively, is included in the accompanying balance sheet.

Rental income from the sublease of the 343 Facility was $0 for both the three and six months ended June 30, 2012 and $293,000 and $658,000, respectively, for the same periods in 2011. This has been included as a reduction to operating expenses for the three and six months ended June 30, 2011 in the statements of comprehensive income.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2012 (remainder of year)	$1,216
2013	2,505
2014	2,581
2015	2,658
2016	2,738

Total minimum lease payments	$11,698

15. Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for both the three and six months ended June 30, 2012 and the Company expects that its effective tax rate for the full year 2012 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

Under the provisions of Section 382 and 383 of the Internal Revenue Code (the “Code”), a change of control, as defined in the Code, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes, that can be used to reduce future tax liabilities. As a result of a merger transaction involving the Company in 2010, certain of the Company’s tax attributes prior to the merger transaction are subject to an annual limitation of $240,000 for federal and state purposes.

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

The gross amount of unrecognized tax benefits as of June 30, 2012 is $1.4 million, related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The interest and penalties are recognized as other expense and not tax expense. As of June 30, 2012, the amount of accrued interest and penalties related to uncertain tax positions is $0.

16. Subsequent Events

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to, the period for which we estimate our cash resources are sufficient, the availability of additional funds, as well as those set forth under “Risk Factors” and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Financial Statements and related Notes included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

For the Three and Six Months Ended June 30, 2012 and 2011.

Revenues

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Revenues:
License revenue	$77	$77	—%	$153	$153	—%
Royalty revenue	1,037	944	10%	2,074	1,949	6%
Product sales	4,002	2,646	48%	7,832	4,886	60%
Product sales to related party	—	160	*	—	160	*

Total net revenues	$5,116	$3,827	34%	$10,059	7,148	41%

*	Result not meaningful

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
United States	$5,044	$3,752	$9,928	$7,034
Europe	67	46	94	82
Rest of the world	5	29	37	32

	$5,116	$3,827	$10,059	$7,148

Over 98% of our revenues were from the US for both the three and six months ended June 30, 2012 and 2011.

Revenues are generated from licensing fees, royalties earned, product sales, and contract arrangements. The accounting classification of product revenue as either royalties or product sales relates to the sales channels used by the Company, and as such, we believe that operating performance is most effectively evaluated by examining total net revenues.

The increase in net revenues of approximately $1.3 million for the three months ended June 30, 2012 and $2.9 million for the six months ended June 30, 2012 as compared to the same periods in 2011 reflects an increased volume demand for our PLAC Test ELISA Kit offset by a decline in average sales price for our product.

Our top four customers accounted for 68% and 70% of our net revenues for the three and six months ended June 30, 2012, respectively, compared to 80% and 78%, respectively, for the same periods in 2011. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue may fluctuate materially. Our largest customers are able to exert greater influence over our product pricing, which has led to a decline in average sales price in the recent quarter. We expect such downward pressure on our pricing will likely continue but should be moderate.

Product Costs

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Product costs	1,598	1,205	33%	3,317	2,337	42%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs increased $393,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase primarily reflects an increase in product-related materials and supplies costs of approximately $213,000 due to increased demand for our PLAC Tests, an increase in facilities related expense of $104,000 due to our relocation to a larger facility and an increase of $67,000 in equipment depreciation costs used to produce our PLAC Test ELISA Kit.

Product costs increased $980,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase primarily reflects an increase in product-related materials and supplies costs of approximately $640,000 due to increased demand for our PLAC Tests, an increase in facilities related expenses of $211,000 due to our relocation to a larger facility, an increase of approximately $105,000 in equipment depreciation costs used to produce our PLAC Test ELISA Kit, and an increase of approximately $16,000 in outside services related to product quality initiatives. We expect product costs to continue to increase due to volume demand growth for our PLAC Tests, partially offset by production economies of scale.

Sales and Marketing Expenses

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Sales and marketing expenses	1,450	977	48%	2,632	2,084	26%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses increased $473,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase primarily reflects higher personnel expenses of approximately $319,000 due to expansion of our sales and marketing team, an increase in travel expense of approximately $78,000 due to higher personnel and travels related to product launch in Europe, and increase in marketing program expense of approximately $72,000.

Sales and marketing expenses increased $548,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase primarily reflects an increase in personnel costs of approximately $343,000 due to an expansion of our sales and marketing team, an increase in travel expense of approximately $112,000 due to higher personnel and travels related to a product launch in Europe, and increase in marketing program expense of approximately $81,000.

We expect our sales and marketing expenses to increase as we identify and hire additional personnel and as we develop and commercialize new products to maintain and expand our position in the market for diagnostics in cardiovascular disease.

Research and Development Expenses

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Research and development expenses	1,093	1,274	(14)%	2,385	2,766	(14)%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses decreased $181,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This decrease primarily reflects a reduction in personnel costs of approximately $155,000 due partly to the departure of our former Chief Science Officer in October 2011, a reduction in lab and research costs of approximately $105,000 associated with product development and a reduction in expenses related to clinical studies of approximately $85,000, partially offset by an increase in facilities cost of approximately $153,000 due to our relocation to a larger facility.

Research and development expenses decreased $381,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This decrease primarily reflects a reduction in personnel costs of approximately $318,000 due partly to the departure of our former Chief Science Officer in October 2011, a reduction in expenses related to clinical studies of approximately $216,000 and a reduction in lab and research costs of approximately $128,000 associated with product development, partially offset by an increase in facilities cost of approximately $275,000 due to our relocation to a larger facility.

General and Administrative Expenses

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
General and administrative expenses	1,704	2,842	(40)%	3,680	4,956	(26)%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses decreased $1.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This decrease primarily reflects a reduction in severance costs of $861,000 primarily associated with the resignation of the Company’s former Chief Executive Officer in June 2011, reduction in facility costs of approximately $330,000 for the 343 Facility due to the expiration of the associated facility lease in January 2012 and a reduction in facility cost of approximately $217,000, offset by loss of sublease income of approximately $294,000

General and administrative expenses decreased $1.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This decrease primarily reflects a reduction in severance costs of approximately $861,000 primarily associated with the resignation of the Company’s former Chief Executive Officer in June 2011, reduction in facility costs of approximately $739,000 for the 343 Facility due to the expiration of the associated facility lease in January 2012 and reduction in facility cost of approximately $459,000, offset by loss of sublease income of approximately $658,000 and an increase in accrued compensation of $142,000. We expect general and administrative expenses to stay relatively unchanged.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$4	$15	(73)%	$11	$32	(66)%
Interest expense	(102)	—	*	(203)	—	*
Other income (expense), net	—	—	—%	(3)	—	*

Total Interest and other income (expense)	$(98)	$15	(747)%	$(195)	$32	(688)%

*	Result not meaningful

Interest income is derived from cash balances, short-term and long-term investments. Interest expense is based on outstanding debt obligations. The increase in net interest and other expense was primarily due to a debt facility we entered into in September 2011. Interest expense will continue as long as the loan is outstanding and would trend down as the loan is repaid.

Income Taxes

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Income tax provision	—	—	—	(3)	(3)	*

*	Result not meaningful

We generated net loss for the three and six months ended June 30, 2012 and had no federal income tax provision. Our effective tax rate was 0% for income tax for the three and six months ended June 30, 2012 and we expect that our effective tax rate for the full year 2012 will be 0%. The $3,000 income tax provision represents minimum state taxes paid during 2012.

In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. At June 30, 2012, we had unrecognized tax benefits totaling $1.4 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Code.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (the “Code”), a change of control, as defined in the Code, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. As a result of a merger transaction involving us in 2010, certain of the Company’s tax attributes prior to the merger transaction are subject to an annual limitation of $240,000 for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of June 30, 2012, we had an accumulated deficit of $197.1 million, working capital of $13.8 million and stockholders’ equity of $9.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needs for operating activities and commitments for at least twelve months.

Cash, Cash Equivalents and Investments

As of June 30, 2012, we had cash, cash equivalents and short-term investments of $14.6 million, compared to $17.2 million at December 31, 2011. The decrease of $2.6 million primarily reflects cash used in operations of $2.4 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $2.4 million for the six months ended June 30, 2012, and was primarily related to net loss of $2.2 million, adjusted for non-cash items of $0.3 million in depreciation and amortization, $0.2 million in stock-based compensation, $0.2 million in unfavorable lease amortization and $0.6 million cash outflow related to changes in operating assets and liabilities.

Net cash used in operating activities was $3.3 million for the six months ended June 30, 2011, and was primarily related to net loss of $5.0 million, adjusted for non-cash items of $0.5 million in stock-based compensation, $0.3 million of depreciation and amortization, $0.2 million in unfavorable lease amortization, $0.1 million in amortization on investments, $0.1 million in provision for rebate reserve and $0.9 million cash inflow related to changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities in the six months ended June 30, 2012 was $4.3 million, primarily due to investment maturities of $5.5 million and restricted cash release of $0.4 million. This was partially offset by $1.0 million in purchases of investments and $0.5 million in purchases of property and equipment.

Net cash used in investing activities in the six months ended June 30, 2011 was $11.0 million, primarily due to purchase of available-for-sale investments of $19.2 million. This was partially offset by $8.4 million in maturities of investments and $0.2 million in purchases of property and equipment.

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

In September 2011, we entered into a loan and security agreement with Comerica Bank (see Note 9 of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q). This loan contains various covenants.

If we breach any of these covenants or are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to achieve revenues equal to at least 80% of monthly projections approved by our Board of Directors and provided to the bank, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable, which would increase our liquidity requirements beyond the currently expected levels. If we are unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan. We are in compliance with all the debt covenants as of June 30, 2012.

In order to meet future liquidity needs, we may become reliant on additional equity and/or debt financing.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2012 are disclosed in the following table (in thousands):

	Total	2012(1)	2013	2014	2015	2016
Debt obligations	$5,576	$547	$1,870	$1,781	$1,378	$—
Operating lease obligations	11,698	1,216	2,505	2,581	2,658	2,738

Total contractual commitments	$17,274	$1,763	$4,375	$4,362	$4,036	$2,738

(1)	Remainder of year.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosure about Offsetting Assets and Liabilities.” ASU 2011-11 will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial positions. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures are to be applied retroactively for all comparative periods presented. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows.

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

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The Company adopted the provisions of this guidance during the first quarter 2012.

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

As of June 30, 2012, we had cash, cash equivalents and short-term investments of $14.6 million, consisting of cash, cash equivalents and highly liquid short-term investments and certificates of deposit. The values of our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

During the three and six months ended June 30, 2012, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is from time to time subject to various claims and legal actions during the ordinary course of business. The Company believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

Item 1A.	Risk Factors

Investing in our securities involves a very high degree of risk. You should carefully consider the risks described below and all of the other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know or that we currently deem immaterial may also negatively affect our business, financial condition, operating results, and prospects. In that case, the market price of our common stock could decline, and you could lose all or part of your investment.

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

There can be no guarantee that we will identify appropriate clinical trials, or that serum samples can be obtained from such trials to support retesting of PLAC Test for Lp-PLA2 Activity. We cannot assure you that the results of any such clinical trials will support the proposed clinical claims. There can be no guarantee that the FDA will clear the subsequent 510(k) submission on a timely basis, or at all. We are unable to predict the timing of retesting, submission date or receipt of clearance for the PLAC Test for Lp-PLA2 Activity, which may result in a loss of potential customers and would have an adverse effect on our financial condition and our ability to maintain or expand our business.

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

Our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for the Company. As is the case with all novel biomarkers, we must establish a market for our PLAC Tests and build that market through physician education and awareness programs. Publication in peer review journals of results from outcome studies using our products will be an important consideration in the adoption by physicians and in the coverage by insurers of our products. Our ability to commercialize successfully the PLAC Tests and other diagnostic products will depend on many factors, including:

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

Our business is characterized by a high degree of customer concentration. Our top four customers accounted for 70% and 91% of our accounts receivable as of June 30, 2012 and 2011, respectively, and 70% and 78% of our revenue for the six months ended June 30, 2012 and 2011, respectively. The loss of one or more of these customers or a decline in revenue from one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. The concentration of revenue from our top four customers was 70% and 78% for the six months ended June 30, 2012 and 2011, respectively. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether we are able to grow our revenue from the PLAC Test for Lp-PLA2 Activity. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of customers, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers are able to exert greater influence over our product pricing, which has led to a decline in average sales price in recent quarters. Such downward pressure on our pricing has the potential to continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business. The concentration of accounts receivable from our top four customers was 70% and 91% as of June 30, 2012 and 2011, respectively.

We rely on two manufacturers to supply materials for our PLAC Test ELISA Kit. If these manufacturers are unable to supply our materials in a timely manner, or at all, we may be unable to meet demand, which would have a material adverse effect on our business.

Prior to June 2012, we depended on a sole source to manufacture our PLAC Test ELISA Kit. In June 2012, we qualified a second manufacturer for our PLAC Test ELISA Kit, and we intend to order regularly from both of these third-party manufacturers in the future. We rely on our third-party manufacturers to maintain their manufacturing facility in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business. In addition, increases in the prices we pay our manufacturer, or lapses in quality, such as failure to meet our specifications or the requirements of the Quality System Regulations, or QSR, and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace the existing manufacturers may be difficult, because the number of potential manufacturers is limited.

We currently depend on certain key vendors and suppliers of materials, some of which are sole source or for whom an alternative could be difficult to replace in a timely manner, that are essential for the manufacture of our products. Any interruption in the supply of product, or the inability to obtain materials from alternate sources in a timely manner, could impair our ability to supply the PLAC Test ELISA Kit and to meet the demands of our customers, which would have a material adverse effect on our business.

We manufacture our PLAC Test for Lp-PLA2 Activity on-site in South San Francisco, California and we could experience process, quality control and shipping problems due to the early stage of manufacturing.

We have developed manufacturing of the PLAC Test for Lp-PLA2 Activity in house. We are dependent on the expertise of our personnel for this product. We could observe performance deviations that have not been apparent during development, including performance and stability of the PLAC Test for Lp-PLA2 Activity. The discovery of such performance deviations or of any manufacturing problems may adversely affect our sales in Europe.

If third-party payors do not reimburse our customers for the use of our clinical diagnostic products or if they reduce reimbursement levels, our ability to sell our products will be harmed.

We sell our products primarily through distributors and to laboratory customers, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Accordingly, third-party payors are increasingly challenging the prices charged for diagnostic tests. Most of these third-party payors may deny coverage and reimbursement if they determine that a medical product was not medically necessary or not used in accordance with cost-effective treatment methods, or was used for an unapproved indication.

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

Our business, in particular the growth of our business, is dependent on our ability to successfully develop and commercialize novel diagnostic products and services based on biomarkers. If we fail to develop and commercialize or enter into collaborations for new diagnostic products, we may be unable to execute our business plan.

Our long-term ability to generate product revenue will depend in part on our ability to develop additional formats or versions of the PLAC Tests and other new diagnostic products. If internal efforts do not generate sufficient product candidates, we will need to identify third parties that wish to collaborate with us to develop new products and applications. Our ability to enter into third-party relationships will depend in part on our ability to negotiate acceptable license and related agreements. Even if we are successful in establishing collaborative arrangements, they may never result in the successful development or commercialization of any product candidate or the generation of any sales or royalty revenues. In addition, rapid technological developments and innovations characterize the markets for our products and services. Our success will depend in large part on our ability to correctly identify emerging trends, enhance capabilities, and develop and manufacture new products quickly, in a cost-effective manner, and at competitive prices. The development of new and enhanced products is a complex and costly process. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce such new products and enhancements. If we fail to timely develop and introduce competitive new products or additional formats of our existing products, our business could be materially adversely affected.

International expansion of our business exposes us to significant risks associated with doing business outside of the United States.

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

•	failure by us or our distributors to obtain and maintain regulatory approvals for the use of our tests in various countries;

•	difficulties in managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes or patient self-pay systems;

•	logistics and regulations associated with shipping, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to process tests locally;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

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

As of June 30, 2012, we had exclusive distribution agreements for our products in 15 European countries, and we may enter into other similar arrangements in other countries in the future. Exclusive distribution arrangements limit our ability to directly, or indirectly through other distributors to address customers in those countries. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Test for Lp-PLA2 Activity. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

The requirements of being a public company have required and will continue to require significant resources, increase our costs and occupy our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a company with public reporting responsibilities, we have incurred and will continue to incur significant legal, accounting, and other compliance expenses in meeting the requirements to:

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

Compliance with these rules and regulations will cause us to incur significant legal and financial compliance costs. In addition, we are required to implement and maintain effective internal control over financial reporting and disclosure. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We have incurred and expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. Moreover, if we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

Legislation both proposed and passed has had an impact on reimbursement levels for diagnostic services, including laboratory tests. For instance, in March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes a number of substantial changes to the way health care is financed by both governmental and private insurers. Among other things, the PPACA mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. A productivity adjustment also is made to the fee schedule payment amount. In addition, on February 22, 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which, among other things, mandated an additional change in Medicare reimbursement for clinical laboratory services. This legislation requires a rebasing of the Medicare clinical laboratory fee schedule to effect a 2% reduction in payment rates otherwise determined for 2013, which in turn will serve as a base for 2014 and subsequent years. Further, with respect to the PPACA changes, the legislation establishes an Independent Payment Advisory Board (“IPAB”) to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies, which may have a negative impact on payment rates for services, including clinical laboratory services, beginning in 2016, and for hospital services beginning in 2020.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of the PPACA and the new law is uncertain. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products.

We are subject to healthcare laws, regulation and enforcement, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

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

Risks Relating to Liquidity

Our Comerica Bank loan contains restrictions that limit our flexibility in operating our business, and our lender may accelerate repayment of amounts outstanding under certain circumstances.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was approximately $197.1 million at June 30, 2012. For the six months ended June 30, 2012 and 2011, we incurred a net loss of $2.2 million and $5.0 million, respectively. We expect to continue to incur substantial net losses for at least the next few years. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

We are solely dependent on our product line of PLAC Tests. We expect that the PLAC Tests will account for a substantial portion of our revenue for the foreseeable future. We do not know if our PLAC Tests will be successful over the long-term and it is possible that the demand for the product may decline over time. Any decline in demand or failure of our PLAC Tests to penetrate current or new market significantly could have a material adverse effect on our business, financial condition, and results of operations.

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

Furthermore, there have been several cases involving patents claiming genetic materials and information, and diagnostic products and methods based on genetic materials and information, that are pending in U.S. courts or have been decided by the U.S. Supreme Court that may impact our business. On March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the U.S. Supreme Court issued an opinion holding that the processes claimed by Prometheus’ patent were not patent eligible because these processes—determining the relationships between concentrations of certain metabolites in the blood and the likelihood that a thiopurine drug dosage will prove ineffective or cause harm—merely apply laws of nature and are not themselves patentable. Additionally, a suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. The Federal Circuit issued a written decision on July 29, 2011 that reversed the U.S. District Court for the Southern District of New York’s ruling that Myriad’s composition claims to “isolated” DNA molecules cover unpatentable subject matter. However, the Federal Court affirmed the District Court’s decision that Myriad’s method claims directed to simply “comparing” or “analyzing” DNA sequences without a “transformation” step are not patentable. The U.S. Supreme Court granted certiorari in the Myriad case, vacated the Federal Circuit decision and remanded the case back the Federal Circuit for further consideration of patentability in light of the Supreme Court’s decision in Mayo v. Prometheus. It is unknown whether or how pending cases will be decided. It is also unknown what impact, if any, the Prometheus decision or decisions in such pending cases will have on gene patents or diagnostic method patents generally or our ability to obtain or enforce such patents in the future.

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

Any inability to adequately protect our proprietary technologies and product candidates could harm our competitive position.

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

As a result of our failure to make timely filings of financial statements, we were delisted from The NASDAQ Stock Market in 2004. Currently, our common stock is quoted on the OTC Bulletin Board under the symbol DDXS. We have not yet applied for our common stock to be listed on a national exchange, and we do not currently meet all of the requirements for listing or relisting on the NASDAQ Stock Market. We do not know when, if ever, our common stock will be listed on a national stock exchange. In addition, we cannot be certain that The NASDAQ Stock Market will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet the initial listing criteria for The NASDAQ Stock Market or another national exchange, including a minimum per share price.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1*	Purchase Agreement, dated as of May 9, 2012 and effective as of April 24, 2012, by and between diaDexus, Inc. and Boston Heart Diagnostics

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date: August 7, 2012	By:	/s/ Brian E. Ward

Brian E. Ward
President & Chief Executive Officer

Date: August 7, 2012	By:	/s/ Jean-Frédéric Viret

Jean-Frédéric Viret
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1*	Purchase Agreement, dated as of May 9, 2012 and effective as of April 24, 2012, by and between diaDexus, Inc. and Boston Heart Diagnostics

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.