Form 10-Q
period 2012-09-30
diaDexus, Inc.
filed 2012-11-07
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 53,313,039, as of November 2, 2012.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,955	$10,484
Short-term investment securities	996	6,492
Accounts receivable, net of allowance for doubtful accounts of $0 and rebate reserve of $0 at September 30, 2012 and $4 and $20, respectively, at December 31, 2011	2,471	2,408
Inventories	199	117
Restricted cash	—	400
Assets held for sale	300	304
Prepaid expenses and other current assets	998	975

Total current assets	17,919	21,180
Long-term investments	—	250
Restricted cash	1,400	1,400
Property and equipment, net	1,263	1,350
Other long-term assets	161	175

Total assets	$20,743	$24,355

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$311	$882
Notes payable, current portion	—	372
Deferred revenues, current portion	326	331
Unfavorable lease obligations	563	492
Accrued and other current liabilities	1,934	2,469

Total current liabilities	3,134	4,546
Non-current portion of notes payable	4,883	4,526
Non-current portion of deferred revenue	302	530
Non-current portion of deferred rent	338	266
Non-current portion of unfavorable lease obligation	2,627	3,063
Other long term liabilities	333	284

Total liabilities	11,617	13,215

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,313,039 and 53,067,045 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	533	531
Additional paid-in capital	205,928	205,557
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(197,335)	(194,943)

Total stockholders’ equity	9,126	11,140

Total liabilities and stockholders’ equity	$20,743	$24,355

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues:
License revenue	$76	$76	$229	$229
Royalty revenue	279	914	2,353	2,863
Product sales	4,943	3,206	12,775	8,092
Product sales to related party	—	161	—	321

Total revenues	5,298	4,357	15,357	11,505

Operating costs and expenses:
Product costs	1,558	1,439	4,875	3,776
Sales and marketing	1,297	1,207	3,929	3,291
Research and development	912	1,449	3,297	4,215
General and administrative	1,674	2,150	5,354	7,106

Total operating costs and expenses	5,441	6,245	17,455	18,388

Loss from operations	(143)	(1,888)	(2,098)	(6,883)
Interest income, interest expense and other income (expense), net:
Interest income	3	12	14	44
Interest expense	(99)	390	(302)	390
Other income (expense), net	(1)	9	(4)	9

Loss before income tax	(240)	(1,477)	(2,390)	(6,440)
Income tax	1	2	(2)	(1)

Net loss	$(239)	$(1,475)	$(2,392)	$(6,441)

Basic and diluted net loss per share:	$—	$(0.03)	$(0.05)	$(0.12)

Weighted average shares used in computing basic and diluted net loss per share	53,215,893	53,067,057	53,117,270	53,067,057

Other comprehensive loss, net of tax:
Net change in unrealized gain/(loss) on available-for-sale securities	1	(2)	5	(4)

Comprehensive loss	$(238)	$(1,477)	$(2,387)	$(6,445)

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Operating activities:
Net loss	$(2,392)	$(6,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on disposal of property and equipment and assets held for sale	4	(9)
Depreciation and amortization	379	407
Stock-based compensation	257	617
Amortization on investments	26	199
Provision for rebate reserve (reversal)	(20)	36
Provision for doubtful accounts (reversal)	(4)	—
Noncash other interest (income) expense	21	(379)
Noncash interest associated with notes payable	99	2
Inventory written off	31	—
Unfavorable lease	(365)	(269)
Changes in operating assets and liabilities
Accounts receivable	(39)	39
Accounts receivable from related party	—	175
Inventory	(113)	(42)
Prepaid expenses, other current assets and other long-term assets	3	(62)
Accounts payable	(493)	149
Accrued liabilities and other long term liabilities	(340)	663
Deferred rent	72	78
Deferred revenue	(233)	(208)

Net cash used in operating activities	(3,107)	(5,045)

Investing activities:
Purchases of property and equipment	(567)	(278)
Proceeds from sales of assets	2	13
Restricted cash	400	—
Maturities of available-for-sale investments	6,721	16,527
Purchases of available-for-sale investments	(996)	(26,505)

Net cash provided by (used in) investing activities	5,560	(10,243)

Financing activities:
Net proceeds from notes payable	—	4,980
Proceed from issuance of common stock	68	—
Debt issuance costs	(50)	(25)

Net cash provided by financing activities	18	4,955
Net increase (decrease) in cash and cash equivalents	2,471	(10,333)
Cash and cash equivalents, beginning of period	10,484	20,394

Cash and cash equivalents, end of period	$12,955	$10,061

Supplemental disclosure:
Cash paid for interest	$201	$—
Net change in accounts payable from acquisition of property and equipment	$(78)	$352
Net change in accrued liabilities from acquisition of property and equipment	$(195)	$139
Issuance of warrants for common stock in connection with debt	$48	$94
Debt issuance costs in accounts payable and accrued liabilities	$—	$111

See accompanying notes to condensed financial statements.

diaDexus, Inc.

Notes to Condensed Financial Statements

1. Business Overview

diaDexus, Inc., a Delaware corporation (the “Company”), is a life sciences company focused on developing and commercializing proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease. The Company is the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted the Company an exclusive license to certain diagnostic intellectual property, including Lp-PLA2, an inflammatory marker of cardiovascular risk.

The Company’s products, PLAC® Tests, provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. The Company has commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood, the PLAC Test ELISA Kit. The PLAC Test ELISA Kit is the only blood test cleared by the U.S. Food and Drug Administration (“the FDA”) to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company is currently commercializing the PLAC Test ELISA Kit in the United States and Europe and the PLAC Test for Lp-PLA2 Activity in Europe.

The Company has incurred substantial losses since inception and expects to continue to incur net losses for at least the next few years if the Company engages in new development activities to broaden or enhance its product pipeline. To date, the Company has funded its operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products.

In September 2011, the Company entered into a loan and security agreement with Comerica Bank, which was amended in September 2012 (Note 9). This loan contains various covenants. If the Company breaches any of these covenants or is unable to make a required payment of principal or interest, or experiences a material adverse change to its business, it could result in a default under the loan. Additionally, the Company is required to achieve revenues equal to at least 80% of monthly projections approved by its Board of Directors and provided to the bank, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If the Company is unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the loan. The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with its covenants. In order to meet the future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company cannot assure you that it will be able to raise any such additional funding.

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

PLAC Test for Lp-PLA2 Activity

The Company introduced the PLAC Test for Lp-PLA2 Activity in Europe in March 2012. This PLAC Test for Lp-PLA2 Activity is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. The PLAC Test for Lp-PLA2 Activity allows for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology. This clinical chemistry technology is more prevalent than the microplate technology used for the PLAC Test

ELISA Kit and is less difficult to operate, such that a broader array of institutions can conduct the test. This group includes clinical laboratories and hospitals of all sizes. In addition, the sample handling requirements are much less stringent for the PLAC Test for Lp-PLA2 Activity compared to the PLAC Test ELISA Kit, allowing greater ease of use for those facilities processing specimens. The PLAC Test for Lp-PLA2 Activity is currently available in Europe for use in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company affixed the CE marking for this intended use by self-certification in January 2012. The PLAC Test for Lp-PLA2 Activity is available on a commercial basis only in Europe. The Company plans to pursue 510(k) clearance for this test from the FDA and eventually commercialize this assay format in the United States if the Company obtains FDA clearance.

All references in these notes to condensed financial statements to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with December 31, 2011 audited financial statements and includes all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company’s financial position as of September 30, 2012 and results of operations and cash flows for both the three and nine months ended September 30, 2012.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, and have not changed as of September 30, 2012.

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

The following is a summary of cash, cash equivalents, and available-for-sale securities at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,408	$—	$—	$6,408
Money market funds	6,547	—	—	6,547

Total cash and cash equivalents	$12,955	$—	$—	$12,955

Available-for-sale marketable securities:
Certificates of deposit	996	—	—	996

Total available-for-sale marketable securities	$996	$—	$—	$996

	December 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,243	$—	$—	$3,243
Money market funds	7,241	—	—	7,241

Total cash and cash equivalents	$10,484	$—	$—	$10,484

Available-for-sale marketable securities:
Commercial paper	3,147	—	(1)	3,146
Corporate notes	2,850	—	(4)	2,846
US government agency obligations	750	—	—	750

Total available-for-sale marketable securities	$6,747	$—	$(5)	$6,742

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements
	Balance at September 30, 2012	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$6,408	$6,408	$—	$—
Money market funds	6,547	6,547	—	—
Certificates of deposit	996	—	996	—
Restricted cash	1,400	—	1,400	—

	$15,351	$12,955	$2,396	$—

		Fair Value Measurements
	Balance as of December 31, 2011	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$3,243	$3,243	$—	$—
Money market funds	7,241	7,241	—	—
Commercial paper	3,146	—	3,146	—
Corporate notes	2,846	—	2,846	—
US government agency obligations	750	—	750	—
Restricted cash	1,800	—	1,800	—

	$19,026	$10,484	$8,542	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of September 30, 2012, the notes payable is carried at face value of $5.0 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$180	$71
Raw materials	19	46

	$199	$117

5. Assets Held For Sale

Prior to the period reflected in this report, the Company had committed to a plan to sell the equipment related to its manufacturing facility and had determined that these assets met the criteria for, and had been classified as, “held for sale” in accordance with ASC Topic 360. The market approach was used in determining the fair market value of these assets.

Total assets held for sale as of September 30, 2012 and December 31, 2011 is as follows (in thousands):

		Fair Value Measurements
Description	Carrying Value at September 30, 2012	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2012 Total Gains (Losses)
Assets held for sale	$300	$695	$—	$—	$695	$(2)

		Fair Value Measurements
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2011 Total Gains (Losses)
Assets held for sale	$304	$—	$—	$304	$—

The measurement of the assets held for sale fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. The Company is committed to selling these assets and signed an agreement to sell the assets for $695,000, net of disposal costs. Any gain or loss resulting from the sale of the assets held for sale at September 30, 2012 will be included in the statement of comprehensive loss.

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

The following is a summary of property and equipment at cost less accumulated depreciation as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Laboratory equipment	$3,083	$5,202
Leasehold improvements	602	8,283
Computer and software	334	1,916
Furniture and fixtures	163	835

	4,182	16,236
Less: Accumulated depreciation and amortization	(2,919)	(14,886)

	$1,263	$1,350

Depreciation and amortization expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2012, respectively, and $0.1 million and $0.4 million, respectively, for the same periods in 2011.

7. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Accrued payroll and related expenses	$1,011	$1,351
Accrued royalty expense	171	207
Accrued sales tax	65	126
Accrued legal and patent expense	166	35
Accrued consulting expenses	73	69
Property and equipment	5	200
Accrued audit fees	—	120
Accrued collaborative research obligations	18	96
Other current liabilities	425	265

Total accrued and other current liabilities	$1,934	$2,469

8. Concentration of Credit Risk

Revenues from the following customers represented a significant portion of total revenue for the three and nine months ended September 30, 2012 and 2011 and accounts receivable as of September 30, 2012 and December 31, 2011:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Customer A	44%	45%	45%	28%	31%	44%
Customer B	15%	10%	13%	10%	23%	13%
Customer C	6%	—%	6%	—%	9%	—%
Customer D	6%	—%	4%	—%	9%	—%
Customer E	—%	20%	—%	30%	—%	20%
Customer F	—%	9%	4%	12%	—%	15%

Total	71%	84%	72%	80%	72%	92%

9. Notes Payable

In September 2011, the Company entered into a loan and security agreement with Comerica Bank to borrow up to $5,000,000, the entire amount of which was borrowed at a rate of 5.25% per annum. The loan was payable in 36 monthly installments which were to begin in October 2012, with interest only payments being made from October 2011 to September 2012. The Company paid an initial fee of $25,000 for access to this loan and will be required to pay an additional fee of $100,000 following repayment of the loan. The Company may prepay all, but not less than all, of the loaned amount with 30 days advance notice to the bank. In connection with the loan, the Company issued a warrant to the bank to purchase 480,769 shares of the Company’s common stock (Note 13).

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

The loan and security agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, achieve at least 80% of specified monthly revenue projections calculated on a trailing three months basis, maintain primary depository and operating accounts with the bank, maintain liability and other insurance, and provide security interests to the bank in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provide, among other things, that without the prior consent of the bank, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The loan and security agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of the bank, following the occurrence of an event of default, which would require the Company to pay to the bank an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of September 30, 2012, the Company was in compliance with all the covenants.

On September 11, 2012, the Company and Comerica Bank entered into an Amended and Restated Loan and Security Agreement (the “Amendment”). The Amendment extends the interest-only payment period for an additional twelve months, through September 23, 2013, and extends the maturity date for an additional twelve months, to September 23, 2016. The Amendment also reduces the monthly principal payments by amortizing the loan over a 48 month basis, resulting in an increased balloon payment of principal on the maturity date. The Company paid a fee of $50,000 for access to the Amendment. Pursuant to the Amendment, the Company issued a warrant to Comerica to purchase 168,919 shares of its common stock. The warrant has an exercise price of $0.37 per share and will expire on September 11, 2019 (Note 13).

The Company accounted for this amendment as a debt modification since the terms of the original and the amended Loan and Security Agreements were not substantially different, and the present value of cash flows of the modified instrument was within 10% of the cash flows of the original debt instrument. Accordingly, debt discount of $48,000 associated with the Amended Loan and security Agreement, and unamortized debt discount of $72,000 from the Original Term Loan will be amortized as an adjustment of interest expense over the term of the Amended Loan and Security Agreement using the effective interest method.

Future minimum payments for the notes payable are as follows (in thousands):

2012 (remainder of year)	$66
2013	574
2014	1,466
2015	1,400
2016	2,357

Total minimum payments	5,863
Less: Amount representing interest	(863)

Present value of minimum payments	5,000
Less: Unamortized debt discount	(117)

Notes payable, net	4,883

Less: Notes payable, current portion	—

Non-current portion of notes payable	$4,883

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

The effect of the options and warrants was anti-dilutive for the three and nine months ended September 30, 2012 and 2011. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of September 30,
	2012	2011
Options to purchase common stock	11,025	8,528
Warrants to purchase common stock	650	485

Total	11,675	9,013

12. Stock Based Compensation

Stock Option Plans

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 3,000,000 shares of common stock authorized for issuance. On May 17, 2012, all stock options that were issued and issuable in the 1996 Plan, the Director Plan and outside of plans were transferred to the 2012 Plan. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. As of September 30, 2012, options for 11,025,348 shares were outstanding and 3,733,054 shares were available for grant under the 2012 Plan.

1996 Stock Option Plan

The 1996 Stock Option Plan (the “1996 Plan”) initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the 1996 Plan were designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options could vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant. On May 17, 2012, 6,398,904 shares that were subject to awards under this plan and 1,555,492 shares which were available for issuance under this plan were transferred to the 2012 Equity Incentive Award Plan.

1998 Director Stock Option Plan

The 1998 Director Stock Option Plan (the “Director Plan”) for non-employee directors had 300,000 shares of common stock authorized for issuance. On May 17, 2012, 170,000 shares that were subject to awards under this plan and 130,000 shares which were available for issuance under this plan were transferred to the 2012 Equity Incentive Award Plan upon stockholder approval.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the three and nine months ended September 30, 2012 and 2011, which was incurred as follows (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock compensation expense:
Product costs	$3	$1	$8	$7
Research and development	19	38	50	81
Sales and marketing	19	14	48	40
General and administrative	52	102	151	489

Total stock compensation expense	$93	$155	$257	$617

Stock based compensation expense recognized during the three and nine months ended September 30, 2012 and 2011 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of September 30, 2012, the total remaining unrecognized cost was approximately $0.9 million to be recognized over approximately three years.

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.58%	0.64%	0.54%	0.75%
Expected volatility	95.47%	93.93%	95.98%	93.50%
Forfeiture rate	13.24%	11.57%	13.24%	11.57%
Expected term (years)	4.12	4.27	4.12	4.27
Fair value per share at grant date	$0.22	$0.18	$0.21	$0.19

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

Employee Stock-Based Compensation

The table below presents information related to stock option activity for the nine months ended September 30, 2012, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	9,187,589	$0.48
Options granted	2,663,190	0.32
Options exercised	(245,994)	0.27
Options cancelled/forfeited/expired	(579,437)	0.78

Outstanding at September 30, 2012	11,025,348	$0.43	6.93	$684,154

Exercisable at September 30, 2012	5,200,714	$0.59	4.42	$358,428

Vested and expected to vest at September 30, 2012	10,051,660	$0.44	6.71	$632,964

13. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy and to vendors in order to reduce costs. In connection with the loan and security agreement the Company entered into with Comerica bank (Note 9) in September 2011, the Company issued a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share. The warrant expires in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. Through August 2012, the discount was amortized to interest expense using the effective interest rate method over the 48-month term of the original loan. As of September 2012, and in connection with the Amended and Restated Loan and Security Agreement between the Company and Comerica Bank (the “Amendment”, Note 9), the unamortized discount will be recognized over the remaining term of the amended loan, which matures in September 2016.

In connection with the Amendment the Company issued a warrant to purchase 168,919 shares of the Company’s common stock, at an exercise price of $0.37 per share. This warrant expires in September 2019. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.87%, risk-free interest rate of 1.03%, exercise price of $0.37 and an expected life of 7 years. The fair value of the warrant was determined to be $48,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount is being amortized to interest expense using the effective interest rate method over the remaining term of the amended loan which matures in September 2016.

As of September 30, 2012, there were warrants outstanding to purchase 649,688 shares of the Company’s common stock, with a weighted-average exercise price of $0.29 per share and an aggregate exercise price of $0.2 million.

The following table summarizes information about all warrants outstanding as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26	480,769	5.98	$0.26	480,769	$0.26
$0.37	168,919	6.98	$0.37	168,919	$0.37

	649,688	6.24	$0.29	649,688	$0.29

14. Leases, Commitments and Contingencies

The Company leases an office and laboratory facility (the “349 Facility”) under a long-term, non-cancelable operating lease agreement, which expires in December 2016. The Company also leased another office and laboratory facility (the “343 Facility”), and subleased a portion of that facility, until the Company’s underlying lease for that facility expired on January 1, 2012. Upon expiration of the 343 Facility lease, restricted cash of $400,000 previously pledged as security for this lease was released.

In 2010, the Company recorded a lease obligation associated with the 349 Facility, which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation, included in the accompanying balance sheet. The Company amortizes the unfavorable lease obligation using the effective interest rate method.

Rent expense for the Company’s facilities was $508,000 and $1.5 million for the three and nine months ended September 30, 2012, respectively, and $798,000 and $2.3 million, respectively, for the same periods in 2011. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $338,000 and $266,000 as of September 30, 2012 and December 31, 2011, respectively, is included in the accompanying balance sheet.

Rental income from the sublease of the 343 Facility was $0 for both the three and nine months ended September 30, 2012 and $151,000 and $809,000, respectively, for the same periods in 2011. This rental income has been included as a reduction to operating expenses for the three and nine months ended September 30, 2011 in the statements of comprehensive income.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2012 (remainder of year)	$608
2013	2,505
2014	2,581
2015	2,658
2016	2,738

Total minimum lease payments	$11,090

15. Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the nine months ended September 30, 2012 and the Company expects that its effective tax rate for the full year 2012 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of September 30, 2012 is $1.4 million related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The interest and penalties are recognized as other expense and not tax expense. The Company currently has no interest and penalties related to uncertain tax positions.

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

Overview

We are a life sciences company developing and commercializing proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease. We are the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted us an exclusive license to certain diagnostic intellectual property, including Lp-PLA2, an inflammatory marker of cardiovascular risk.

Our products, known as PLAC® Tests, provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood, the PLAC Test ELISA Kit. The PLAC Test ELISA Kit is the only blood test cleared by the FDA to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. We are currently commercializing the PLAC Test ELISA Kit in the United States and Europe and the PLAC Test for Lp-PLA2 Activity in Europe.

We have incurred substantial losses since inception, and expect to continue to incur net losses for at least the next few years if the Company engages in new development activities to broaden or enhance its product pipeline. To date, we have funded our operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products.

We entered into a loan agreement with a bank in September 2011, which was amended in September 2012. The agreement contains certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011.

Revenues

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Revenues:
License revenue	$76	$76	—%	$229	$229	—%
Royalty revenue	279	914	(69)%	2,353	2,863	(18)%
Product sales	4,943	3,206	54%	12,775	8,092	58%
Product sales to related party	—	161	(100)%	—	321	(100)%

Total net revenues	$5,298	$4,357	22%	$15,357	11,505	33%

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$5,195	$4,320	$15,123	$11,354
Europe	79	32	173	114
Rest of the world	24	5	61	37

	$5,298	$4,357	$15,357	$11,505

Revenues are generated from licensing fees, royalties earned, product sales, and contract arrangements. The accounting classification of product revenue as either royalties or product sales relates to the sales channels used by the Company, and as such, we believe that operating performance is most effectively evaluated by examining total net revenues.

The increase in net revenues of approximately $941,000 for the three months ended September 30, 2012 and $3.9 million for the nine months ended September 30, 2012 as compared to the same periods in 2011 reflects an increased volume demand for our PLAC Test ELISA Kit offset by a decline in average sales price for our product.

Our top four customers accounted for 71% and 70% of our net revenues for the three and nine months ended September 30, 2012, respectively, compared to 55% and 38%, respectively, for the same periods in 2011. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue may fluctuate materially. Our largest customers are able to exert greater influence over our product pricing, which has led to a decline in average sales price in recent quarters. We expect moderate downward price pressure to continue for the remainder of the year. In 2013, we anticipate that the Company will be subject to a new medical device excise tax of 2.3% under the Patient Protection and Affordable Care Act of 2010. This new tax is anticipated to be imposed on our U.S. sales only. While our agreements with customers allow the Company to charge all applicable taxes, our customer concentration may adversely impact our ability to pass through and ultimately collect this new tax.

Product Costs

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Product costs	1,558	1,439	8%	4,875	3,776	29%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs increased $119,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase primarily reflects an increase in product-related materials and supplies costs of approximately $106,000 due to increased demand for our PLAC Tests, an increase in facilities related expense of $37,000 due to our relocation to a larger facility and an increase of approximately $23,000 in equipment depreciation costs used to produce our PLAC Test ELISA Kit. These cost increases were partially offset by a decrease of approximately $42,000 in severance cost.

Product costs increased $1.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase primarily reflects an increase in product-related materials and supplies costs of approximately $782,000 due to increased demand for our PLAC Tests, an increase in facilities related expenses of $249,000 due to our relocation to a larger facility and an increase of approximately $111,000 in maintenance and depreciation costs of equipment used to produce our PLAC Test ELISA Kit. These cost increases were partially offset by a decrease of approximately $42,000 in severance costs. We expect product costs to continue to increase due to volume demand growth for our PLAC Tests, partially offset by production economies of scale. We anticipate the new medical device excise tax will be included as a product cost in 2013.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Sales and marketing expenses	1,297	1,207	7%	3,929	3,291	19%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses increased $90,000 for the three months ended September 30, 2012 compared to the three months ended

September 30, 2011. This increase primarily reflects higher personnel expenses of approximately $287,000 due to expansion of our sales and marketing team, partially offset by a decrease in severance costs incurred in connection with the departure of our former Chief Commercial Officer of approximately $196,000.

Sales and marketing expenses increased $638,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase primarily reflects an increase in personnel costs of approximately $630,000 due to an expansion of our sales and marketing team, an increase in travel expense of approximately $136,000 due to higher personnel expenses, travel costs related to a product launch in Europe, and an increase in marketing program expense of approximately $99,000. These cost increases were partially offset by a decrease in severance costs incurred in connection with the departure of our former Chief Commercial Officer of approximately $196,000 and a decrease in facility-related costs of approximately $34,000.

We expect our sales and marketing expenses to increase as we identify and hire additional personnel and as we develop and commercialize new products to maintain and expand our position in the market for diagnostics in cardiovascular disease.

Research and Development Expenses

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Research and development expenses	912	1,449	(37)%	3,297	4,215	(22)%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses decreased $537,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This decrease primarily reflects a decrease in personnel and severance costs of approximately $409,000 due principally to the departure of our former Chief Science Officer in October 2011, a reduction in lab and facility costs associated with product development of approximately $72,000, a reduction in travel and entertainment expense of approximately $30,000 and a reduction of expenses related to clinical studies of approximately $13,000.

Research and development expenses decreased $918,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This decrease primarily reflects a reduction in personnel and severance costs of approximately $787,000 due principally to the departure of our former Chief Science Officer in October 2011 and a decrease in travel and entertainment expense of approximately $14,000. These cost decreases were partially offset by an increase in lab and facility expense of approximately $119,000, due partly to our relocation to a larger facility.

We expect research and development costs will increase in the future reflecting staffing increases and new product development projects.

General and Administrative Expenses

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
General and administrative expenses	1,674	2,150	(22)%	5,354	7,106	(25)%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses decreased $476,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This decrease primarily reflects a reduction in facility costs of approximately $497,000 for the 343 Oyster Point facility due to the expiration of the associated facility lease in January 2012, no repeat of prior period expenses related to our move to 349 Oyster Point of approximately $117,0000 and a reduction of consulting expense of approximately $15,000. These cost decreases were partially offset by reduced sublease income of approximately $151,000, due to the expiration of the 343 Oyster Point facility lease.

General and administrative expenses decreased $1.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This decrease primarily reflects a reduction in facility costs of approximately $1.8 million for the 343 Oyster Point facility due to the expiration of the associated facility lease in January 2012, a reduction in severance costs primarily associated with the resignation of the Company’s former Chief Executive Officer in June 2011 of approximately $861,000 and no repeat of prior period costs associated with our move to 349 Oyster Point of approximately $145,000. These cost decreases were partially offset by the loss of sublease income of $809,000, an increase in outside professional services costs of $141,000, and an increase in accrued compensation of $118,000.

We expect general and administrative expenses to stay relatively unchanged in the near future.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$3	$12	(75)%	$14	$44	(68)%
Interest expense	(99)	390	(125)%	(302)	390	(177)%
Other income (expense), net	(1)	9	(111)%	(4)	9	(144)%

Total Interest and other income (expense)	$(97)	$411	(124)%	$(292)	$443	(166)%

Interest income is derived from cash balances, short-term and long-term investments. Interest expense is based on outstanding debt obligations. The increase in net interest and other expense was primarily due to a debt facility we entered into in September 2011. Interest expense will continue as long as the loan is outstanding and will trend down as the loan is repaid. Total interest and other income for the three and nine months ended September 30, 2011 reflect a reversal, in the third quarter of 2011, of $398,000 in tax-related accrued interest and penalties due to the expiration of the statute of limitations.

Income Taxes

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
	(in thousands)			(in thousands)
Income tax provision	1	2	(50)%	(2)	(1)	100%

We generated net loss for the three and nine months ended September 30, 2012 and had no federal income tax provision. Our effective tax rate was 0% for income tax for the three and nine months ended September 30, 2012 and we expect that our effective tax rate for the full year 2012 will be 0%. In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. At September 30, 2012, we had unrecognized tax benefits totaling $1.4 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Code.

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

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of September 30, 2012, we had an accumulated deficit of $197.3 million, working capital of $14.8 million and stockholders’ equity of $9.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needs for operating activities and commitments for at least twelve months.

Cash, Cash Equivalents and Investments

As of September 30, 2012, we had cash, cash equivalents and short-term investments of $14.0 million, compared to $17.2 million at December 31, 2011. The decrease of $3.2 million primarily reflects cash used in operating activities of $3.1 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $3.1 million for the nine months ended September 30, 2012, and was primarily related to the net loss of $2.4 million, adjusted for non-cash items of $0.4 million in depreciation and amortization, $0.3 million in stock-based compensation, $0.4 million in unfavorable lease amortization and $1.1 million cash outflow related to changes in operating assets and liabilities.

Net cash used in operating activities was $5.0 million for the nine months ended September 30, 2011, and was primarily related to net loss of $6.4 million, adjusted for non-cash items of $0.6 million in stock-based compensation, $0.4 million of depreciation and amortization, $0.4 million of tax provision adjustments, $0.3 million in unfavorable lease amortization, $0.2 million in amortization on investments and $0.8 million cash inflow related to changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2012 was $5.6 million, primarily due to net investment maturities of $5.7 million and a restricted cash release of $0.4 million relating to the expiration of the 343 Oyster Point facility lease in January 2012. This cash provided by investing activities was partially offset by $0.6 million in purchases of property and equipment.

Net cash used in investing activities in the nine months ended September 30, 2011 was $10.2 million, primarily due to net purchases of available-for-sale investments of $10.0 million and $0.3 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2012 was $18,000, reflecting proceeds from stock option exercises, partially offset by a fee paid relating to the amendment of a loan and security agreement first entered into in September 2011.

Net cash provided by financing activities in the nine months ended September 30, 2011 was $5.0 million, reflecting proceeds received upon the closing of a term loan associated with the loan and security agreement.

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

We have incurred substantial losses since inception, and expect to continue to incur net losses for at least the next few years if we engage in new development activities to broaden or enhance our product pipeline. To date, we have funded our operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products.

In September 2011, we entered into a loan and security agreement with Comerica Bank, which was amended in September of 2012 (see Note 9 of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q). This loan contains various covenants.

If we breach any of these covenants or are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to achieve revenues equal to at least 80% of monthly projections approved by our Board of Directors and provided to the bank, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable, which would increase our liquidity requirements beyond the currently expected levels. If we are unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan. We are in compliance with all the debt covenants as of September 30, 2012.

In order to meet future liquidity needs, we may become reliant on additional equity and/or debt financing.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at September 30, 2012 are disclosed in the following table (in thousands):

	Total	2012(1)	2013	2014	2015	2016
Debt obligations	$5,863	$66	$574	$1,466	$1,400	$2,357
Operating lease obligations	11,090	608	2,505	2,581	2,658	2,738

Total contractual commitments	$16,953	$674	$3,079	$4,047	$4,058	$5,095

(1)	Remainder of year.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC

Regulation S-K.

Recent Accounting Pronouncements

See Note 2 of our Notes to Condensed Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial statements.

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

As of September 30, 2012, we had cash, cash equivalents and short-term investments of $14.0 million, consisting of cash, cash equivalents and highly liquid short-term investments and certificates of deposit. The values of our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

During the three and nine months ended September 30, 2012, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is characterized by a high degree of customer concentration. Our top four customers accounted for 72% and 57% of our accounts receivable as of September 30, 2012 and 2011, respectively, and 70% and 38% of our revenue for the nine months ended September 30, 2012 and 2011, respectively. The loss of one or more of these customers or a decline in revenue from one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

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

We sell our products primarily through distributors and to laboratory customers, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Accordingly, third-party payors are increasingly challenging the prices charged for diagnostic tests. Most of these third-party payors may deny coverage and reimbursement if they determine that a product was not medically necessary or not used in accordance with cost-effective treatment methods, or was used for an unapproved indication.

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

As of September 30, 2012, we had exclusive distribution agreements for our products in 15 European countries, and we may enter into other similar arrangements in other countries in the future. Exclusive distribution arrangements limit our ability to directly, or indirectly through other distributors to address customers in those countries. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Test for Lp-PLA2 Activity. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory services, the PPACA also extends coverage to approximately 32 million previously uninsured people, which may result in an increase in the demand for our tests and services. There is significant uncertainty as to whether Congress will attempt to revise or terminate the PPACA, and there remain significant uncertainties regarding the measures that may be adopted as the PPACA is implemented.

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

In September 2011, we entered into a loan and security agreement with Comerica Bank. This agreement was amended effective September 2012. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

We have incurred substantial net losses since our inception. Our accumulated deficit was $197.3 million at September 30, 2012. For the nine months ended September 30, 2012 and 2011, we incurred a net loss of $2.4 million and $6.4 million, respectively. We expect to continue to incur net losses for at least the next few years. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Furthermore, there have been several cases involving patents claiming genetic materials and information, and diagnostic products and methods based on genetic materials and information, that are pending in U.S. courts or have been decided by the U.S. Supreme Court that may impact our business. On March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories,

et al. v. Prometheus Laboratories, Inc., the U.S. Supreme Court issued an opinion holding that the processes claimed by Prometheus’ patent were not patent eligible because these processes—determining the relationships between concentrations of certain metabolites in the blood and the likelihood that a thiopurine drug dosage will prove ineffective or cause harm—merely apply laws of nature and are not themselves patentable. Additionally, a suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. The Federal Circuit issued a written decision on July 29, 2011 that reversed the U.S. District Court for the Southern District of New York’s ruling that Myriad’s composition claims to “isolated” DNA molecules cover unpatentable subject matter. However, the Federal Court affirmed the District Court’s decision that Myriad’s method claims directed to simply “comparing” or “analyzing” DNA sequences without a “transformation” step are not patentable. The U.S. Supreme Court granted certiorari in the Myriad case, vacated the Federal Circuit decision and remanded the case back to the Federal Circuit for further consideration of patentability in light of the Supreme Court’s decision in Mayo v. Prometheus. Upon remand the Court of Appeals for the Federal Circuit issued a written decision on August 16, 2012 maintaining that Myriad’s composition claims to “isolated” DNA molecules cover patentable subject matter and that Myriad’s method claims directed to “comparing” or “analyzing” DNA sequences without a “transformation” step are not patentable. It is unknown if this decision will be appealed and whether or how pending cases will be decided. It is also unknown what impact, if any, the decisions in Prometheus and Myriad or decisions in pending cases will have on gene patents or diagnostic method patents generally or our ability to obtain or enforce such patents in the future.

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

On September 11, 2012, the Company issued a warrant to Comerica Bank exercisable for 168,919 shares of the Company’s common stock at an exercise price of $0.37 per share. The warrant is exercisable until September 11, 2019. The warrant was issued as partial consideration for Comerica Bank providing the Company with a loan amendment, as described in more detail under the heading “Notes Payable” in Note 9 – “Notes Payable” and Note 13 – “Stock Warrants”, of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q. The warrant was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.”

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 11, 2012

10.1*	Purchase Agreement with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012.

10.2*	Volume Discount Program Addendum with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012.

10.3*	Amended and Restated Loan and Security Agreement by and between diaDexus, Inc. and Comerica Bank, dated September 11, 2012.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date: November 7, 2012	By:	/s/ Brian E. Ward
Brian E. Ward
President & Chief Executive Officer

Date: November 7, 2012	By:	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 11, 2012

10.1*	Purchase Agreement with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012.

10.2*	Volume Discount Program Addendum with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012.

10.3*	Amended and Restated Loan and Security Agreement by and between diaDexus, Inc. and Comerica Bank, dated September 11, 2012.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.