Form 10-K
period 2012-12-31
diaDexus, Inc.
filed 2013-03-11
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on the OTCQB on June 30, 2012 was approximately $10.5 million.* As of March 8, 2013, 53,890,314 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

*	Excludes 30,341,228 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

Special Note Regarding Forward-Looking Statements

This discussion and analysis should be read in conjunction with our audited financial statements and related notes thereto appearing in Item 8 of this Annual Report on Form 10-K and the risk factors described in Part I, Item 1A of this Annual Report on Form 10-K.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward–looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	our ability to submit a new 510(k) application for, obtain FDA clearance and commercialize the PLAC Activity Test in the United States;

•	our ability to retain our CEO and other key employees, and to attract, retain and motivate other qualified personnel;

•

our ability to gain acceptance of our PLAC Test products in the marketplace, including our ability to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in prospective clinical studies;

•

our business is characterized by a high degree of customer concentration and our largest customers exert downward pressure on our pricing or may not allow us to pass through higher costs such as the recently imposed medical device excise tax;

•	our relationship and dependency on GlaxoSmithKline LLC (“GlaxoSmithKline”), the licensor to us of Lp-PLA2 which is under development for use with darapladib, GlaxoSmithKline’s phase 3 product;

•	our reliance on two third party manufacturers to manufacture our PLAC ELISA Test;

•	third party payors’ acceptance of and reimbursement for the PLAC Tests;

•	our ability to develop and commercialize new products and services;

•	various risks associated with the international expansion of our business;

•	our dependence on our distributors for sales of the PLAC Activity Test in Europe;

•	our ability to initiate and continue to manufacture the PLAC Activity Test on our site in South San Francisco, California;

•	the effects of US and foreign government regulation and our ability to comply with such regulations;

•	our significant corporate expenses, including real estate lease liabilities and expenses associated with being a public company;

•	our limited revenue and cash resources;

•	the adequacy of our intellectual property rights;

•	our ability to satisfy our obligations under our license agreements, to maintain our license rights under those license agreements and to enter into any necessary licenses on acceptable terms; and

•	the other risks described below in Part I, Item 1A (“Risk Factors”).

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

PART I

Item 1.	Business

Company Overview

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

Our products, known as PLAC® Tests, are designed to provide information, over and above traditional risk factors, such as cholesterol levels, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection of increased risk and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood using an enzyme-linked-immunosorbent serologic assay (“ELISA”), the PLAC Test ELISA Kit. The PLAC Test ELISA Kit is the only blood test cleared by the Food and Drug Administration (“FDA”) to aid in assessing risk for both coronary heart disease (“CHD”) and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. We are currently commercializing the PLAC Test ELISA Kit in the United States (“US”) and Europe and the PLAC Test for Lp-PLA2 Activity in Europe.

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

The current diaDexus, Inc. (f/k/a VaxGen, Inc.) was incorporated in Delaware on November 27, 1995. Old diaDexus was the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted that company an exclusive license to certain diagnostic intellectual property, including exclusive rights to develop diagnostic assays for Lp-PLA2.

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

Background on Lp-PLA2 Levels and Risk for Heart Attack and Stroke

CHD and stroke were the first and fourth causes of death, respectively, in the US in 2010, as reported by the Center for Disease Control in 2012. CHD and strokes are the first and second causes of death for individuals over 65 years of age in the 27 European Union (“EU”) countries in 2009, as reported by Eurostat in 2012. CHD is a narrowing of the arteries that supply blood and oxygen to the heart, most frequently as a result of atherosclerosis, which occurs when fatty material or other substances build up to form plaque on the walls of the arteries. A heart attack can result if the blood to a section of the heart becomes blocked or reduced as a result of the atherosclerosis. Similarly, ischemic stroke, the most common form of stroke, is often associated with atherosclerosis, when a blood clot forms at the buildup of fatty material or other substances in vessels in the brain or when a blood clot from another part of the body dislodges and then blocks a narrower vessel in the brain. In either case, if blood flow is not restored quickly, that portion of the heart or brain will become damaged from lack of oxygen and the cells begin to die.

Lp-PLA2 is an inflammatory enzyme implicated in the formation of rupture prone plaque that can lead to the formation of blood clots and trigger a heart attack or stroke. Lp-PLA2 is a cardiovascular risk marker as substantiated in a number of prospective studies:

•

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

•

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

•

A meta-analysis by The Lp-PLA2 Collaboration published in The Lancet in 2010, reviewed 32 prospective studies evaluating Lp-PLA2 and risk of coronary disease, stroke and mortality, and interpreted that Lp-PLA2 activity or mass levels show continuous associations with risk of CHD similar in magnitude to that with non-HDL cholesterol and systolic blood pressure.

•

Two peer-reviewed publications, authored by Dr. Wolfgang Koenig and colleagues in 2003 and by Dr. Tomi Häkkinen and colleagues in 1999 indicate that Lp-PLA2 activity is up-regulated in atherosclerotic lesions and in rupture-prone fibrous caps. The rationale for Lp-PLA2 as a key inflammatory biomarker is attractive because this enzyme is produced in atherosclerotic plaques and is specifically linked to plaque inflammation and, presumably, ruptures, suggesting a possible causal pathway leading to clinical events. In preclinical studies published in 2008, Dr. Robert L. Wilensky and colleagues have shown that inhibition of Lp-PLA2 attenuates the inflammatory response and slows atherosclerotic plaque progression. However, clinical trials are necessary to support the proposition that blocking or reducing Lp-PLA2 activity levels will interrupt the sequence of events leading to atherosclerotic plaque formation and/or rupture. To that end, GlaxoSmithKline has developed an Lp-PLA2 inhibitor, darapladib, which is in two Phase 3 clinical trials. A first Phase 3 study, named STABILITY, commenced in December 2008, is estimated to have a primary completion date in 2013. GlaxoSmithKline commenced a second Phase 3 study, named SOLID-TIMI 52, in December 2009. We believe that the ongoing Phase 3 studies of darapladib will continue to increase physician awareness of Lp-PLA2.

•

In November 2011, Dr. Harvey D. White presented a first positive outcomes study in an abstract at the American Heart Association meeting demonstrating that treatment of individuals based on their Lp-PLA2 levels improved clinical outcomes. This study showed that reduction in Lp-PLA2 is a significant predictor of reduction in CHD and changes in Lp-PLA2 may account for a substantial proportion of pravastatin (Pravachol®) effect in reducing CHD events over an average of 6.1 years of treatment. This analysis broke new ground by looking for the first time at the relationship between changes in Lp-PLA2 levels and its correlation to reduced CHD events. Similarly, in March 2012, a peer–reviewed article authored by Dr. Paul Ridker and colleagues based on the analysis of samples from the JUPITER study concluded that among primary prevention patients allocated to the placebo, higher levels of Lp-PLA2 activity were statistically significantly associated with increased cardiovascular risk. The same study showed that among patients allocated to rosuvastatin (Crestor®), Lp-PLA2 levels were not independently associated with residual cardiovascular risk. Treated patients with Lp-PLA2 activity in the higher second, third and fourth quartiles had a somewhat greater relative risk reduction than did those with levels in the first quartile, although this trend did not meet statistical significance.

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

PLAC ELISA Test

We introduced our initial PLAC ELISA Test product in 2004. Our PLAC ELISA Test uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exist only at large and midsize clinical reference laboratories and large hospitals, which must be certified by the US Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC ELISA Test for their patients from those institutions that are able to perform microplate tests and offer the PLAC ELISA Test. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis. The PLAC ELISA Test is the only product that we market in both the US and Europe.

PLAC Activity Test

We introduced the PLAC Activity Test in Europe in March 2012. This PLAC Activity Test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. Our PLAC Activity Test allows for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology. This clinical chemistry technology is more prevalent than the microplate technology used for the PLAC ELISA Test and is less difficult to operate, such that a broader array of institutions can conduct the test. This group includes clinical laboratories and hospitals of all sizes. In addition, the sample handling requirements are much less stringent for the PLAC Activity Test compared to the PLAC ELISA Test, allowing greater ease of use for those facilities processing specimens. The PLAC Activity Test is available in Europe to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. CE marking for this intended use was obtained by self-certification in January 2012. The PLAC Activity Test is only available on a commercial basis in Europe. We plan to pursue 510(k) clearance for this test from the FDA and eventually commercialize this assay format in the US if we obtain the FDA clearance.

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

The panel also recommended Lp-PLA2 testing for patients with known CHD or a CHD risk equivalent, such as diabetes or ischemic stroke. Since the publication of these guidelines, Lp-PLA2 measurement has been recommended in the American Heart Association guidelines issued in 2010 and in the American Stroke Association guidelines issued in 2011.

In 2011, members of the National Lipid Association Biomarkers Expert Panel recommend that Lp-PLA2 testing may be considered in intermediate-risk patients, as well as certain greater-risk subgroups, such as those with CHD or a CHD risk equivalent, patients with family history of premature CHD, and patients with recent CHD events, to identify patients who might benefit from more intensive lipid therapy. In 2012, The American Association of Clinical Endocrinologists issued guidelines for the management of dyslipidemia and the prevention of atherosclerosis which included the following specific statements on Lp-PLA2:

•	Lp-PLA2 has been identified as a strong and independent predictor of cardiovascular disease events and stroke in patients with and without clinically evident coronary artery disease.

•

Measurement of Lp-PLA2, in some studies, has demonstrated more specificity than high sensitivity C-Reactive Protein (“hs-CRP”) when it is necessary to further stratify a patient’s cardiovascular disease risk, especially with elevated hs-CRP in the presence of other causes of inflammation (hs-CRP is an indiscriminate marker of general inflammation).

•	Significantly elevated Lp-LPA2 in combination with significantly elevated hs-CRP constitutes very high cardiovascular disease risk in individuals with low or moderately elevated LDL cholesterol.

We estimate that approximately 85 million adults in the US had two or more cardiovascular risk factors in 2012. We believe this represents the maximum population in the US to be the targets for our PLAC Tests indicated for aiding in predicting risk for CHD. Based on 2012 published statistics from the American Heart Association, we further estimate that approximately 15% of the US adult population that has high total cholesterol (equal or greater than 200 mg/dL) represents our total addressable market, or approximately 36 million individuals. In Europe, we estimate that a total addressable market similar to that of the US exists based on similar age demographics as well as similar life-style.

Distribution and Customers

In the US, we market and distribute our products to approximately 30 national and regional clinical reference laboratories through a sales force that communicates directly with cardiovascular specialty laboratory customers and with distributor sales staffs. Cardiovascular specialty laboratories specialize in the consultative sale and performance of several cardiovascular tests, including the PLAC ELISA Test. Our PLAC Tests ultimately are ordered by physicians who obtain test results from clinical reference laboratories and hospital labs, so we and our participating laboratory customers often conduct physician education and awareness programs about Lp-PLA2 and about our PLAC Tests. We also have field application specialists that support the start-up of new laboratory customers and responds to their technical questions. Additionally, we maintain a product-focused website, from which interested parties may obtain general information and specific documents relating to the use and clinical performance of our PLAC Test.

In Europe, we market and distribute our PLAC Activity Test through distributors. We have selected international distributors for the PLAC Activity Test in our target countries based on their knowledge, interest in distributing the PLAC Activity Test, their contacts and experience in the market, and their ability to reach a variety of customers. All of our European distributors have signed exclusive rights to distribute our product in their respective territories.

Our top four US large laboratory customers for the fiscal year ended December 31, 2012 accounted for 69% of our revenue compared to 81% for the fiscal year ended December 31, 2011. Although our customer base has become more diverse as new cardiovascular specialty laboratories emerge and become customers, we expect this high degree of customer concentration to continue.

Ongoing and Recently Published Studies

Our sales depend in part on whether healthcare providers believe that our PLAC Tests provide incremental clinical utility and that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes. Our sales also depend on whether health insurers, government health programs and other third-party payors will issue positive coverage decisions, will pay for our diagnostic tests, and will reimburse sufficient amounts for the tests. Some of these payors require clinical outcomes studies before deciding whether to cover the tests. For these reasons, we tested and analyzed banked samples from two prospective statin outcome studies, with the aim of publishing the results in peer-reviewed publications. The outcome results from the Long-term Intervention with Pravastatin in Ischaemic Disease (“LIPID”) study were presented in abstract form in November 2011 at the annual American Heart Association meeting. This study was positive and it demonstrated that Lp-PLA2 levels predict risk of recurrent CVD event on statin treatment. It also demonstrated that subjects who had the highest baseline Lp-PLA2 and who also had the greatest reduction in Lp-PLA2 levels when treated with statins, had a 35% reduction in the incidence of CHD related death and heart attacks. In addition, the reduction in Lp-PLA2 levels may account for 57% of the pravastatin (Pravachol®) treatment effect (did not achieve statistical significance).

The outcome results from the Justification for the Use of Statins in Primary Prevention: An Intervention Trial Evaluating Rosuvastatin (“JUPITER”) trial were published in March 2012 and showed that among primary prevention patients allocated to the placebo, higher levels of Lp-PLA2 activity were associated with increased cardiovascular risk in a statistically significant manner. Among patients allocated to rosuvastatin (Crestor®), Lp-PLA2 levels were not independently associated with residual cardiovascular risk. Treated patients with Lp-PLA2 activity in the higher second, third and fourth quartiles had a somewhat greater relative risk reduction than did those with levels in the first quartile (not statistically significant).

Clinical Guidelines for Lp-PLA2 Testing

Because of the existing body of evidence on the usefulness of measuring Lp-PLA2 levels and expert opinions, testing for Lp-PLA2 is recommended in the following four guidelines:

•	American Association of Clinical Endocrinologists’ guidelines for management of dyslipidemia and prevention of atherosclerosis (2012);

•	European guidelines on cardiovascular disease prevention in clinical practice (2012);

•	Guidelines for the primary prevention of stroke: A guideline for healthcare professionals from the American Heart Association/American Stroke Association (2011); and

•	American College of Cardiology Foundation/America Heart Association guideline for assessment of cardiovascular risk in asymptomatic adults (2010).

Lp-PLA2 testing is recommended as a vascular-specific inflammation biomarker. The American Association of Clinical Endocrinologists’ guidelines recommend assessing markers of inflammation in patients where further stratification of risk is necessary. Highly sensitive C-reactive protein (“hs-CRP”) and Lp-PLA2 provide useful additional information in these instances and appear to be synergistic in predicting risk of CVD and stroke.

Measurement of Lp-PLA2, which in some studies has demonstrated more specificity than hs-CRP, is recommended when it is necessary to further stratify a patient’s CVD risk, especially in the presence of systemic hs- CRP elevations.

We intend to continue to analyze archival samples from clinical trials in which Lp-PLA2 base levels or changes in those levels may be indicative of risk or changes in risk for a given disease and thus further the use of our PLAC Tests in existing or novel indications.

Manufacturing and Sources of Supply

We currently depend on two third-party manufacturers to assemble the PLAC ELISA Test. We manufacture internally certain antibodies and antigens that are used as raw materials by these manufacturers of the reagents that are included in the PLAC ELISA Test. We manufacture the PLAC Activity Test on our site in South San Francisco, California. We also depend on other key vendors and suppliers of materials, some of which are sole source or for whom an alternative could be difficult to find.

Intellectual Property and Licenses

We actively seek patent protection in the US and other jurisdictions to protect technology, inventions, and improvements to inventions that are commercially important to our business. Our success depends to a significant degree upon our ability to obtain patent protection for our technologies. We own or have a license to 21 patents and 12 pending patent applications worldwide that relate to the Company’s current business. These issued patents have expiration dates ranging from 2013 to 2016.

We have exclusive licenses from SmithKlineBeecham Corp. (now GlaxoSmithKline) and a co-exclusive license from ICOS Corporation (“ICOS”) (acquired by Eli Lilly and Company) to practice and commercialize technology covered by several issued and pending US patents and their foreign counterparts. The licenses from GlaxoSmithKline and ICOS include exclusive rights to develop diagnostic assays for Lp-PLA2. Our issued patents covering composition of matter claims have expiration dates that range from 2013 to 2016. A family of pending patents on methods to measure Lp-PLA2 activity in the presence of an inhibitor, such as the drug candidate darapladib, would potentially expire after 2024 if and when issued.

We intend to seek further intellectual property protection on both the PLAC ELISA Test and the PLAC Activity Test to strengthen our competitive position.

Prior to the 2010 merger between VaxGen, Inc. (“Vaxgen”) and diaDexus, VaxGen sold its anthrax vaccine program and licensed its Human Immunodeficiency Virus (“HIV”) vaccine program to third parties. We retain rights to milestone and royalty payments under these license and purchase agreements; however we do not anticipate that we will derive nor ultimately receive any significant revenue from these third parties that obtained rights to VaxGen’s anthrax and HIV programs.

Competition

We face competition from a number of life sciences companies in the discovery, development, and commercialization of novel diagnostic products for cardiovascular disease. Competing companies include, but are not limited to, large public companies with significantly greater resources, such as Roche, Abbott Laboratories, Siemens, Quest Diagnostics and Alere. Their products may compete indirectly with our current product offering by offering alternative products for the same clinical need, and they may compete directly with our future product offerings.

We are also aware that research may be underway at various government-financed entities worldwide, as well as at numerous academic institutions, to identify potential diagnostic markers and therapies for cardiovascular disease. Products developed from discoveries made by these entities and institutions may compete with our future product offerings.

Because of our current exclusive and co-exclusive licenses and patents, we believe it would be difficult for a competing company to commercialize an Lp-PLA2 product without our agreement. In the broader category of inflammatory biomarkers, the Company is aware that hs-CRP tests are considered by some physicians to be competitive diagnostic blood tests and by other physicians to be complementary diagnostic blood tests. There are over a dozen manufacturers of hs-CRP tests and such tests are widely available to the same laboratory customers who purchase the Company’s Lp-PLA2 product.

Research and Development

We incurred approximately $4.2 million and $5.1 million of research and development expenses during the years ended December 31, 2012 and 2011, respectively, which accounted for approximately 18% and 21% of our total operating expenses in these respective years. We developed the PLAC Activity Test and we developed a process to improve the PLAC ELISA Test stability in 2011. We continued to make improvements to both tests as well as analyze archival samples from various clinical trials for Lp-PLA2 levels in 2012.

Pipeline

We are in the process of identifying novel indications for our PLAC Tests. There are several published clinical studies that provide preliminary evidence that Lp-PLA2 levels may be indicative of other disease risks than for which our PLAC Tests are currently indicated. We intend to focus on cardiovascular disease risks, such as risks of secondary cardiac events and risks of cardiac events in the context of other diseases.

We are also interested in acquiring biomarkers or rights to biomarkers that could be measured on analyzers at cardiovascular specialty laboratories thus leveraging our partnered sales channel. We are specifically interested in assets that would have a development period of three years or less and would help uncover other cardiovascular risks than those solely uncovered through Lp-PLA2 measurements.

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

In June 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the Food, Drug and Cosmetic Act (“FDCA”) to market our new PLAC Activity Test. In October 2011, we elected to withdraw this application following discussions with the FDA. We continue to have discussions with the FDA regarding a new application for the PLAC Activity Test with data from archival blood samples of a large clinical trial. We anticipate that the pre-submission meeting will occur in the first quarter of 2013. If the FDA does not object to the patient cohort as the basis to demonstrate the effectiveness of the PLAC Activity Test, we will proceed with an analysis of the cohort and a full submission to the FDA seeking clearance under Section 510(k). The FDA then would have up to 90 days to complete its review, but it may request additional data, which increases the time necessary to complete its review. In addition, we are required to comply with the FDA’s good manufacturing practice requirements contained in its QSR. We are also subject to the FDA’s Medical Device Reporting regulations, which require us to report to the FDA any incident in which one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that could cause death or serious injury. Failure to comply with the applicable US medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution, any one or more of which could have a material adverse effect on diaDexus.

We are also subject to the laws that govern the manufacture and distribution of medical devices in the countries in which we manufacture or sell products. The member states of the EU have adopted the European Medical Device Directives, which regulate the manufacture and distribution of medical devices in all EU member countries. These regulations require us to obtain CE marking for diagnostic tests, including our PLAC Tests, prior to marketing them in any EU member state. As of December 2009, we have authorization to apply the CE marking to our PLAC ELISA Test. On September 2011, we were awarded a Certificate of Registration of Quality System to I.A. EN ISO 13485:20003 (“ISO certification”) for “Design, manufacture and distribution of in vitro diagnostic reagents for the determination and evaluation of cardiovascular biomarkers” by the National Standards Authority of Ireland. In January 2012, the Technical File for the PLAC Activity Test was submitted for CE marking with a European authorized representative, mdi Europa. CE marking was obtained by self-certification in January 2012. Both ISO certification and CE marking are requirements for our PLAC Activity Test to be marketed and sold in Europe.

We are also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, transfers of value to physicians and teaching hospitals, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents used in connection with our research. Compliance with these laws and regulations relating to the protection of the environment has not had a material effect on our capital expenditures or competitive position. However, the extent of governmental regulation that might result from any legislative or administrative action cannot be accurately predicted.

Reimbursement

Our largest markets are hospital laboratories and commercial reference laboratories in the US. Payment for testing in these markets is largely based on third-party payor reimbursement. The laboratory that performs the test will submit an invoice to the patient’s insurance provider or to the patient if he is not covered by an insurance program. Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology (“CPT”) code by the American Medical Association. Each CPT code is then assigned a reimbursement level by the Centers for Medicare and Medicaid Services (“CMS”). Third party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS. To the extent that third-party insurers cover the PLAC Test, our customers running our Test are reimbursed provided that the clinician’s order contains covered diagnostic codes. Our PLAC ELISA Test has a CPT code and is reimbursed at $46.66 by CMS in 2013 and was reimbursed at $48.08 by CMS in 2012. We anticipate that there will be further decrease in the reimbursement price from CMS in future years. As a result of this decrease, we may experience pressure on our average selling price to our US customer laboratories that run our PLAC ELISA Test.

Employees

As of December 31, 2012, we had 55 full-time employees and two part-time employees. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

Available Information

For more information about us, please visit our website at http://www.diadexus.com and our PLAC Tests website at http://www.plactest.com. You may also obtain a free copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on the day the reports or amendments are filed with or furnished to the SEC by visiting the SEC’s website located at www.sec.gov, or our website at http://www.diadexus.com. In addition, any stockholder who wishes to obtain a printed copy of any of these documents should write to: Investor Relations, diaDexus, 349 Oyster Point Boulevard, South San Francisco, CA 94080. The information found on, or otherwise accessible through, our website or our PLAC Tests website is not incorporated information and does not form a part of this Annual Report on Form 10-K.

You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the public reference room.

Item 1A.	Risk Factors

Investing in our common stock involves a very high degree of risk. You should carefully consider the risks described below and all of the other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know of or that we currently deem immaterial may also negatively affect our business, financial condition, operating results, and prospects. In that case, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to Our Business Operations

We have withdrawn our 510(k) premarket notification for FDA clearance of our PLAC Test for Lp-PLA2 Activity, and we may not be able to submit a subsequent 510(k) premarket notification or to obtain clearance with respect to such application.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market our PLAC Test for Lp-PLA2 Activity. This new assay measures the activity levels of the Lp-PLA2 enzyme in the blood, while the PLAC Test currently marketed in the US utilizes an ELISA method that measures the concentration of the enzyme. The PLAC Test for Lp-PLA2 Activity is capable of running on automated, high throughput clinical chemistry analyzers unlike the current PLAC Test ELISA Kit. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Tests market and revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We plan to develop a new submission. We are in the process of identifying completed clinical trials acceptable to the FDA from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the PLAC Test for Lp-PLA2 Activity.

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

We depend on the efforts and abilities of our Chief Executive Officer, along with other senior management, our research and development staff and a number of other key management, sales, support, technical and administrative services personnel. Competition for experienced, high-quality personnel exists, particularly in the San Francisco Bay Area, and we cannot assure you that we can continue to recruit and retain such personnel. Our failure to hire, train and retain qualified personnel would impair our ability to develop new products and manage our business effectively.

We are an early stage company and have engaged in only limited sales and marketing activities for our first products, the PLAC Tests.

Our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for the Company. As is the case with all novel biomarkers, we must establish a market for our PLAC Tests and build that market through physician education and awareness programs. Publication in peer review journals of results from outcome studies using our products will be an important consideration in the adoption by physicians and in the coverage by insurers. Our ability to successfully commercialize the PLAC Tests and other diagnostic products will depend on many factors, including:

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

These and other factors may present obstacles to commercial acceptance of our products, and we may need to devote substantial time and money to surmount these obstacles, and the result might not be successful.

Our business is characterized by a high degree of customer concentration. The loss of one or more of these customers or a decline in revenue from one or more of our key customers could have a material adverse effect on our business, financial condition, and results of operations.

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top four customers accounted for 68% and 92% of our accounts receivable as of December 31, 2012 and 2011, respectively, and 69% and 81% of our revenue for the years ended December 31, 2012 and 2011, respectively. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether we are able to grow our revenue from the PLAC Test for Lp-PLA2 Activity. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of customers, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers exert greater influence over our product pricing, which has led to a decline in average sales price in recent quarters. Such downward pressure on our pricing has the potential to continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business.

In addition, we expect that GlaxoSmithKline will provide the first results from its darapladib Phase 3 trial in 2013. Our PLAC Test sales could be affected by the outcome and the timing of the Phase 3 darapladib results.

We rely on two manufacturers to supply materials for our PLAC Test ELISA Kit. If these manufacturers are unable to supply our materials in a timely manner, or at all, we may be unable to meet demand, which would have a material adverse effect on our business.

Prior to June 2012, we depended on a sole source third party manufacturer to produce our PLAC Test ELISA Kit. In June 2012, we qualified a second manufacturer for our PLAC Test ELISA Kit, and we intend to order regularly from both of these third-party manufacturers in the future. We rely on our third-party manufacturers to maintain their manufacturing facility in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business. In addition, increases in the prices we pay our manufacturer, or lapses in quality, such as failure to meet our specifications or the requirements of the Quality System Regulations, or QSR, and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace the existing manufacturers may be difficult, because the number of potential manufacturers is limited.

We also currently depend on certain key vendors and suppliers of materials, some of which are sole source or for whom an alternative could be difficult to replace in a timely manner, that are essential for the manufacture of our products. Any interruption in the supply of product, or the inability to obtain materials from alternate sources in a timely manner, could impair our ability to supply the PLAC Test ELISA Kit and to meet the demands of our customers, which would have a material adverse effect on our business.

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

If third-party payors do not reimburse our customers for the use of our clinical diagnostic products or if they reduce reimbursement levels, our ability to sell our products could be harmed.

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

In the US, third-party payors generally require billing codes on claims for reimbursement that describe the services provided. For laboratory services, the American Medical Association (“AMA”) establishes most of the billing codes using a data code set called Current Procedural Terminology, or CPT, codes. Each third-party payor generally develops payment amounts and coverage policies for their beneficiaries or members that ties to the CPT code established for the laboratory test and, therefore, coverage and reimbursement may differ by payor even if the same billing code is reported for claims filing purposes. For laboratory tests without a specific billing code, payors often review claims on a claim-by-claim basis and there are increased uncertainties as to coverage and eligibility for reimbursement. Currently, the tests performed by our assays are described by existing CPT codes, but we cannot guarantee that the CPT codes will not be revised or new CPT codes will not be established for our future assays. If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline. Lower-than-expected, or decreases in, reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the willingness of physicians and other practitioners to purchase our products at prices we target, or at all. If we are unable to sell our products at target prices, our revenue and gross margins will suffer and our business could be materially harmed.

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

Our business strategy incorporates international expansion, including establishing and maintaining direct sales and physician outreach and education capabilities outside of the US and expanding our relationship with distributors. Doing business internationally involves a number of risks, including:

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

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practice Act, its books and records provisions or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.

Our dependence on distributors for foreign sales of our PLAC Test for Lp-PLA2 Activity could limit or hinder us from selling our tests in Europe and from realizing long-term international revenue growth.

As of December 31, 2012, we had exclusive distribution agreements for our products in 25 countries, mostly in Europe, and we may enter into other similar arrangements in other countries in the future. Exclusive distribution arrangements limit our ability to directly, or indirectly through other distributors, address customers in those countries. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Tests for Lp-PLA2 Activity. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

The requirements of being a public company have required and will continue to require significant resources, increase our costs and occupy our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a company with public reporting responsibilities, we have incurred and will continue to incur significant legal, accounting, and other expenses related to, among other things:

•

preparing, filing and distributing periodic and current reports under the Exchange Act for a larger operating business and complying with other Exchange Act requirements applicable to public companies;

•	formalizing old and establishing new internal policies, such as those relating to insider trading and disclosure controls and procedures;

•	involving and retaining to a greater degree outside counsel and accountants in the above activities; and

•	establishing and maintaining an investor relations function, including the provision of certain information on our website.

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

Our corporate and manufacturing facilities are located in the San Francisco Bay Area of California, in close proximity to known earthquake fault zones. As a result, our corporate, research and manufacturing facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the scope or amount of coverage will be adequate in any particular case. Insurance specifically for earthquake risks is not available on commercially reasonable terms.

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

Risks Relating to Government Regulations

We are subject to extensive regulation by the FDA and other regulatory agencies, and failure to comply with such regulation could have a material adverse effect on our business, financial condition, and results of operations.

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

Before we can market or sell a new product or a significant modification to an existing product in the US, we must obtain either clearance under Section 510(k) of the FDCA, or approval of a pre-market approval application (“PMA”) from the FDA, unless an exemption applies. In the 510(k) clearance process, the applicant must demonstrate to the FDA’s satisfaction that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to obtain clearance from the FDA to market the proposed device. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including:

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

We and our suppliers are subject to inspections by the FDA and other regulatory agencies, and deficiencies identified during these audits could have a material adverse effect on our results of operations.

Once regulatory clearance or approval has been granted, the product and its manufacturer are subject to continual review by the FDA and other regulatory authorities. For example, we are subject to routine inspection by the FDA and certain state agencies for compliance with the QSR, which establishes the good manufacturing practices for medical devices, and Medical Device Reporting regulations, which require us to report to the FDA any incident in which one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that could cause death or serious injury. Although we believe that we have adequate processes in place to ensure compliance with these and other post-market requirements, the FDA or other regulatory bodies could disagree and take enforcement action, including issuing warning letters, untitled letters, fines, injunctions, consent decrees or civil penalties, or imposing operating restrictions or partial suspension or total shutdown of manufacturing, selling or exporting our products, among other sanctions, if it concludes that we are out of compliance with applicable regulations or if it concludes that our products pose an unacceptable risk to health or are otherwise deficient in design, labeling or manufacture. Further, the ability of our suppliers to supply critical components or materials and of our distributors to sell our products could be adversely affected if their operations are determined to be out of compliance. The FDA and other regulatory bodies could also require us to recall products if we fail to comply with applicable regulations. Such actions by the FDA and other regulatory bodies would adversely affect our revenues and results of operations.

We are and will be subject to new regulations, which could have a material adverse effect on our results of operations.

Many national, regional, and local laws and regulations, including the recently-enacted healthcare reform legislation, have not been fully implemented by the regulatory authorities or adjudicated by the courts, and these provisions are open to a variety of interpretations. In the ordinary course of business, we must frequently make judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to various sanctions, including substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. Such sanctions could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business. In addition, in January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program. The FDA issued its recommendations and proposed action items in response to concerns from both within and outside of the FDA about the 510(k) program. Although the FDA has not detailed the specific modifications or clarifications that the Agency intends to make to its guidance, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process, the FDA’s announced action items signal that additional regulatory requirements are likely. For example, in July 2011, the FDA issued a draft guidance document intended to clarify when changes to a cleared 510(k) warrant submission of a new 510(k), which many observers believe will result in an increase in the number of 510(k)s submitted to the FDA. The FDA intends to issue a variety of additional draft guidance and regulations over the coming months and years which would, among other things, establish a Unique Device Identification System and clarify the FDA’s use and application of several key terms in the 510(k) review process. These reforms, when fully implemented, could impose additional regulatory requirements upon us, which could delay our ability to obtain new clearances, increase the cost of compliance, or restrict our ability to maintain our current 510(k) clearances.

Healthcare reform and its restrictions on coverage and reimbursement may adversely affect our profitability.

Legislation both proposed and passed has had an impact on reimbursement levels for diagnostic services, including laboratory tests. For instance, in March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes a number of substantial changes to the way health care is financed by both governmental and private insurers. Among other things, the PPACA mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. A productivity adjustment also is made to the fee schedule payment amount. In addition, on February 22, 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which, among other things, mandated an additional change in Medicare reimbursement for clinical laboratory services. This legislation requires a rebasing of the Medicare clinical laboratory fee schedule to effect a 2% reduction in payment rates otherwise determined for 2013, which in turn will serve as a base for 2014 and subsequent years. Further, with respect to the PPACA changes, the legislation establishes an Independent Payment Advisory Board (“IPAB”) to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies, which may have a negative impact on payment rates for services, including clinical laboratory services, beginning in 2016, and for hospital services beginning in 2020. In addition, the PPACA provides for an excise tax on medical devices that will potentially increase our costs if we are unable to pass the taxes on to our customers.

There remain significant uncertainties regarding the measures that may be adopted as the PPACA is implemented.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve the targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.

The full impact on our business of the PPACA and the potential impact of the sequestration contemplated if the US budget is not agreed upon is uncertain. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products.

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

If we breach any of these covenants, are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to achieve revenues equal to at least 80% of monthly projections approved by our Board of Directors and provided to the bank, and our failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was $197.7 million at December 31, 2012. For the years ended December 31, 2012 and 2011, we incurred net losses of $2.8 million and $7.5 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Moreover, we are solely dependent on our product line of PLAC Tests. We expect that the PLAC Tests will account for a substantial portion of our revenue for the foreseeable future. We do not know if our PLAC Tests will be successful over the long-term and it is possible that the demand for the product may decline over time. We may never be able to commercialize the PLAC Activity Test in the US. Any decline in demand or failure of our PLAC Tests to penetrate current or new market significantly could have a material adverse effect on our business, financial condition, and results of operations.

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

Our success depends, in large part, on our ability to protect proprietary discoveries, technology, and diagnostic tests that we develop under the patent and other intellectual property laws of the US and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information.

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

Moreover, the US Leahy-Smith America Invents Act, with central provisions effective as of March 2013, brings significant changes to the US patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. The effects of these changes on our patent portfolio and business have yet to be determined, as the US Patent and Trademark Office must still implement regulations relating to these changes and US courts have yet to address the new provisions, but in any event, these changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights.

Furthermore, there have been several cases involving patents claiming genetic materials and information, and diagnostic products and methods based on genetic materials and information, that are pending in US courts or have been decided by the US Supreme Court that may impact our business. On March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the US Supreme Court issued an opinion holding that the processes claimed by Prometheus’ patent were not patent eligible because these processes—determining the relationships between concentrations of certain metabolites in the blood and the likelihood that a thiopurine drug dosage will prove ineffective or cause harm—merely apply laws of nature and are not themselves patentable. Additionally, a suit brought by multiple plaintiffs, including the

American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. The Federal Circuit issued a written decision on July 29, 2011 that reversed the US District Court for the Southern District of New York’s ruling that Myriad’s composition claims to “isolated” DNA molecules cover unpatentable subject matter. However, the Federal Court affirmed the District Court’s decision that Myriad’s method claims directed to simply “comparing” or “analyzing” DNA sequences without a “transformation” step are not patentable. The US Supreme Court granted certiorari in the Myriad case, vacated the Federal Circuit decision and remanded the case back to the Federal Circuit for further consideration of patentability in light of the Supreme Court’s decision in Mayo v. Prometheus. Upon remand the Court of Appeals for the Federal Circuit issued a written decision on August 16, 2012 maintaining that Myriad’s composition claims to “isolated” DNA molecules cover patentable subject matter and that Myriad’s method claims directed to “comparing” or “analyzing” DNA sequences without a “transformation” step are not patentable. Following appeal, the US Supreme Court has agreed to rehear arguments this year to examine the question of whether human genes are patentable in its rehearing of the Myriad case. It is unknown what the outcome and impact of the decision in this case will bring with respect to the Company’s patents.

We license key intellectual property from GlaxoSmithKline and ICOS, and our contractual relationships have certain limitations.

We have an exclusive license from GlaxoSmithKline (formerly SmithKlineBeecham plc) and a co-exclusive license from ICOS Corporation (“ICOS”), acquired by Eli Lilly and Company, to practice and commercialize technology covered by several issued and pending US patents and their foreign counterparts. The issued patents that relate to the Company’s current business have expiration dates ranging from 2013 to 2016.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We plan to continue to apply for patents covering our technologies and products as we deem appropriate. We cannot make assurances that our pending patent applications will issue as patents and, if they do, whether the scope of such claims will be sufficiently broad to prevent third parties from utilizing our technologies, commercializing our discoveries or developing competing products. Any patents we currently hold, or obtain in the future, may not be sufficiently broad to prevent others from utilizing our technologies, commercializing our discoveries, or developing competing technologies and products. Moreover, our issued patents have expiration dates beginning in 2013, which may impact our ability to maintain the competitive position of our products. Furthermore, third parties may independently develop similar or alternative technologies or design around our patented technologies. Third parties may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantage.

We have rights to patents and patent applications owned by GlaxoSmithKline, Human Genome Sciences, Inc. (“Human Genome Sciences”) and ICOS that provide important protection on the composition of matter and utility of our products and product candidates. We do not, however, directly control the prosecution and maintenance of all of these patents. GlaxoSmithKline, Human Genome Sciences, and ICOS may not fulfill their obligations as licensors and may allow these patents to go abandoned or may not pursue meaningful claims for our products. Also, while the US Patent and Trademark Office has issued diagnostic patents covering utility or methods, we do not know whether or how courts will enforce these patents. If a court finds these types of inventions to be unpatentable or interprets them narrowly, the benefits of our patent strategy may not materialize. If any or all of these events occur, they could diminish the value of our intellectual property.

Risks Relating to Our Stock

Our stock price is likely to be volatile.

Currently, our common stock is quoted on the OTCQB marketplace. Stocks traded “over the counter” typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Stock Market, due to the fact that OTCQB marketplace trading volumes are generally significantly lower than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price, particularly where the trading price of the stock price is relatively low. The trading price of our common stock has been and is likely to continue to be extremely volatile. Some of the many factors that may cause the market price of our common stock to fluctuate include, in no particular order:

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

As a result of our failure to make timely filings of financial statements, we were delisted from The NASDAQ Stock Market in 2004. Currently, our common stock is quoted on the OTCQB marketplace under the symbol DDXS. We have not yet applied for our common stock to be listed on a national exchange, and we do not currently meet all of the requirements for listing or relisting on the NASDAQ Stock Market. We do not know when, if ever, our common stock will be listed on a national stock exchange. In addition, if we become eligible we cannot be certain that The NASDAQ Stock Market will approve our stock for relisting or that any other exchange will approve our stock for listing. In order to be eligible for relisting or listing, we must meet the initial listing criteria for The NASDAQ Stock Market or another national exchange, including a minimum per share price.

Our charter documents and Delaware law may discourage an acquisition of the Company.

Provisions of our certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. For example, we may issue shares of preferred stock in the future without stockholder approval and upon such terms as our Board of Directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from acquiring, a majority of our outstanding stock. Our bylaws also provide that special stockholder meetings may be called only by our Board of Directors, Chairperson of the Board of Directors, or by our Chief Executive Officer or President, with the result that any third-party takeover not supported by the Board of Directors could be subject to significant delays and difficulties.

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

Our common stock is quoted on the OTCQB marketplace under the symbol “DDXS”. The following table sets forth the high and low bid prices of our common stock for the periods indicated. The prices represent quotations by dealers without adjustments for retail markups or commission and may not represent material transactions.

	Common Stock
	2012		2011
	High	Low	High	Low
First Quarter	$0.42	$0.17	$0.50	$0.28
Second Quarter	0.46	0.23	0.40	0.28
Third Quarter	0.46	0.32	0.36	0.20
Fourth Quarter	0.43	0.28	0.26	0.09

On March 8, 2013, the last reported sales price of our common stock on the OTCQB marketplace was $0.49 per share.

Holders

There were approximately 327 holders of record of our common stock as of March 8, 2013.

Repurchases and Dividends

Issuer purchases of equity securities during the quarter ended December 31, 2012:

(in thousands, except shares and per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs

October 1 – October 31, 2012	—	—	—	$—

November 1 – November 30, 2012	—	—	—	—

December 1 – December 31, 2012	492,975	$0.26	—	—

	492,975	$0.26	—	$—

In December 2012, we issued 492,975 shares of common stock pursuant to a cashless exercise of 1,917,125 options with an exercise price of $0.26. There were no other repurchases of our equity securities during the year ended December 31, 2012. We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future. Under the terms of a loan agreement with a bank, we are restricted from declaring a dividend without the bank’s consent.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements and related Notes included in PART II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are a life sciences company developing and commercializing proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease. We are the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted us an exclusive license to certain diagnostic intellectual property, including exclusive rights to develop diagnostic assays for Lp-PLA2, an inflammatory marker of cardiovascular risk.

Our products, known as PLAC® Tests, are designed to provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood, the PLAC Test ELISA Kit. The PLAC Test ELISA Kit is the only blood test cleared by the FDA to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. We are currently commercializing the PLAC Test ELISA Kit in the US and Europe and the PLAC Test for Lp-PLA2 Activity in Europe.

We have incurred substantial losses since inception, and expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. To date, we have funded our operations primarily through private placements of equity and debt financing, as well as through revenue generated from the sale of products.

We entered into a loan agreement with Comerica Bank in September 2011, which was amended in September 2012. The agreement contains certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and security interests in our assets. We cannot assure you that we will be able to raise any such additional funding in a timely manner if we require funds.

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

Note 2 of the financial statements in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the financial statements. We consider the following accounting policies to be critical accounting policies because they are significantly affected by critical accounting estimates, they are highly important to the portrayal of our financial condition and results and they require management judgments and assumptions about matters that are inherently uncertain.

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

License fee revenue including nonrefundable upfront fees, is deferred and recognized over the term of the underlying agreements. Royalty revenue is recognized when reportable product sales are confirmed. Revenue from technology licenses or other payments under collaborative agreements where we have a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. The term of these underlying agreements ranges from two to ten years.

Our revenues are derived to a large extent from sales to a limited number of distributors and large laboratory customers which account for a significant portion of our revenue. The concentration of our key customers may vary from period to period for a variety of reasons, including competition, developments related to our products, and changes in individual customers’ purchases of our products. The concentration of revenue from our top four customers was 69% and 81% for the years ended December 31, 2012 and 2011, respectively.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Years Ended December 31,
	2012	2011
United States	$20,443	$16,183
Europe	245	164
Rest of the world	88	37

	$20,776	$16,384

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

Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 12 to the financial statements for more information regarding stock-based compensation.

Income Taxes

Effective January 1, 2009, we adopted ASC 740-10, Accounting for Income Taxes. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The interpretation applies to all tax positions accounted for and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, de-recognition and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. See Note 15 to the financial statements for more information regarding our income tax policies.

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

We file income tax returns in the US federal jurisdiction and several state jurisdictions. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdictions. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of December 31, 2012, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2012 and 2011

Revenues

	Years Ended December 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
Revenues:
License revenue	$305	$305	0%
Royalty revenue	2,405	3,859	(38)%
Product sales	18,066	12,220	48%

Total net revenues	$20,776	$16,384	27%

Revenues are generated from licensing fees, royalties earned, product sales, and contract arrangements. The accounting classification of product revenue as either royalties or product sales relates to the sales channels used by the Company, and as such, we believe that operating performance is most effectively evaluated by examining total net revenues.

Revenues for the year ended December 31, 2012 were $20.8 million, an increase of approximately $4.4 million, or 27% compared with the year ended December 31, 2012. This increase primarily reflects an increased volume demand for our PLAC Test ELISA Kit partially offset by a decline in average sales price for our product.

Our top four customers accounted for 69% and 81% of our net revenues for the years ended December 31, 2012 and 2011, respectively. Because of this customer concentration and the timing of orders from these customers, our quarterly and annual revenue may fluctuate materially. Our largest customers exert greater influence over our product pricing which may be offset by obtaining more favorable reimbursement for our PLAC Tests. We expect moderate downward price pressure to slow as we continue to obtain more favorable coverage for our PLAC Tests.

Effective January 1, 2013, we are subject to a new medical device excise tax of 2.3% under the Patient Protection and Affordable Care Act of 2010. This new tax is imposed on our US sales only. While we plan to charge our customers the new medical device excise tax, our customer’s abilities to influence our product pricing may adversely impact our collection of this new tax.

Product Costs

	Years Ended December 31,		% Increase
	2012	2011	2011 to 2012
	(in thousands)
Product costs	$6,296	$5,404	17%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs for the year ended December 31, 2012 were $6.3 million, an increase of $892,000, or 17% compared to the year ended December 31, 2011. This increase primarily reflects an increase in product-related materials and supplies costs of approximately $563,000 due to increased demand for our PLAC Tests, an increase in facilities related expense of $298,000 due to our relocation to a larger facility and an increase of approximately $155,000 in equipment depreciation costs used to produce our PLAC Test ELISA Kit. These cost increases were partially offset by a decrease in consulting expense of approximately $107,000 and a decrease of approximately $22,000 in severance cost.

We expect product costs to continue to increase due to increased demand for our PLAC Tests, partially offset by production economies of scale. We anticipate the new medical device excise tax will be included as a product cost in 2013.

Sales and Marketing Expenses

	Years Ended December 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
Sales and marketing	$5,465	$4,143	32%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses for the year ended December 31, 2012 were $5.4 million, an increase of $1.3 million, or 32% compared to the year ended December 31, 2011. This increase primarily reflects an increase in personnel costs of approximately $1.2 million due to an expansion of our sales and marketing team, an increase in travel expenses of approximately $201,000 due to higher personnel and expenses related to a product launch in Europe, and an increase in marketing program expenses of approximately $169,000. These cost increases were partially offset by a decrease in severance costs incurred in connection with the departure, in 2011, of our former Chief Commercial Officer of approximately $196,000 and a decrease in facility-related costs of approximately $56,000.

We expect our sales and marketing expenses to continue to increase as we identify and hire additional personnel and as we develop and commercialize new products in the US, and maintain and expand our position in the market for diagnostics in cardiovascular disease.

Research and Development Expenses

	Years Ended December 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
Research and development	$4,196	$5,138	(18)%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses for the year ended December 31, 2012 were $4.2 million, a decrease of $942,000, or 18% compared to the year ended December 31, 2011. This decrease primarily reflects a reduction in personnel costs of $644,000 and in severance costs of approximately $234,000 due to the departure of certain employees, including our former Chief Science Officer, in 2011. This decrease also reflects a decrease in the cost of clinical studies by approximately $217,000, and travel and entertainment costs by approximately $23,000. These cost decreases were partially offset by an increase in lab and facility expense of approximately $185,000, due partly to our relocation to a larger facility.

We expect research and development costs will increase in the future as a result of staffing increases and new product development projects.

General and Administrative Expenses

	Years Ended December 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
General and administrative	$7,217	$9,544	(24)%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses for the year ended

December 31, 2012 were $7.2 million, a decrease of $2.3 million, or 24%, compared to the year ended December 31, 2011. This decrease primarily reflects a reduction in facility costs of approximately $2.3 million for the 343 Oyster Point facility due to the expiration of the associated facility lease in January 2012, a reduction in severance costs of approximately $861,000 primarily associated with the resignation, in June 2011, of the Company’s former Chief Executive Officer, and higher costs incurred in 2011 associated with our move to 349 Oyster Point of approximately $428,000. These cost decreases were partially offset by the loss of sublease income of $910,000, an increase in accrued compensation of $154,000, and an increase in outside professional services costs of $175,000.

We expect general and administrative expenses to stay relatively unchanged in the near future.

Interest Income, Interest Expense and Other Income (Expense), Net

	Years Ended December 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$16	$56	(71)%
Interest expense	(395)	288	(237)%
Other income (expense), net	(10)	19	(153)%

Total net interest and other income (expense)	$(389)	$363	(207)%

Interest income is derived from cash balances, and short and long-term investments. Interest expense is based on outstanding debt obligations. Net interest and other expense for the year ended December 31, 2012 was $(389,000), an increase of $752,000, or 207% compared to the year ended December 31, 2011. This increase was primarily due to a debt facility entered into in September 2011, and amended in September 2012. Interest expense will continue as long as the loan is outstanding and will trend down as the loan is repaid. Total interest and other income for the year ended December 31, 2011 reflect a reversal, in the third quarter of 2011, of $398,000 in tax-related accrued interest and penalties due to the expiration of the statute of limitations.

Income Taxes

	Years Ended December 31,		% Increase (Decrease)
	2012	2011	2011 to 2012
	(in thousands)
Income tax benefit (provision)	$(2)	$(1)	100%

We generated net loss for the year ended December 31, 2012 and had no federal income tax provision. Our effective tax rate was 0% for income tax for the years ended December 31, 2012 and 2011.

While we have substantial net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes, our ability to utilize certain of our net operating losses are limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code. At December 31, 2012, we had unrecognized tax benefits totaling $1.4 million.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of December 31, 2012, we had an accumulated deficit of $197.7 million, working capital of $14.1 million and stockholders’ equity of $8.9 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needs for operating activities and commitments for at least twelve months.

Cash, Cash Equivalents and Investments

As of December 31, 2012, we had cash, cash equivalents and investments of $13.6 million, compared to $17.2 million at December 31, 2011. The decrease of $3.6 million primarily reflects cash used in operating activities of $3.4 million.

Cash Flows from Operating Activities

Net cash used in operating activities of $3.4 million for the year ended December 31, 2012 was principally due to the net loss of $2.8 million and a $1.2 million cash outflow related to changes in operating assets and liabilities, offset by the effect of non-cash items totaling $0.6 million. Significant non-cash items were depreciation and amortization of $0.5 million, stock-based compensation of $0.4 million, interest expense of $0.1 million, and unfavorable lease amortization of $(0.5) million.

Net cash used in operating activities was $6.7 million for the year ended December 31, 2011, and was primarily related to net loss of $7.5 million, offset by the effect of non-cash items totaling $0.8 million. Significant non-cash items were stock-based compensation of $0.7 million, depreciation and amortization of property and equipment of $0.6 million, amortization on investments of $0.2 million, reversal of a tax related interest expense accrual of $(0.4) million and unfavorable lease amortization of $(0.4) million.

Cash Flows from Investing Activities

Net cash provided by investing activities in the year ended December 31, 2012 was $5.8 million, primarily due to net investment maturities of $6.0 million and a restricted cash release of $0.4 million relating to the expiration of the 343 Oyster Point facility lease in January 2012. This cash provided by investing activities was partially offset by purchases of property and equipment totaling $0.6 million.

Net cash used in investing activities in the year ended December 31, 2011 was $8.0 million, primarily due to net purchases of available-for-sale investments of $7.0 million and $1.1 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the year ended December 31, 2012 was $39,000, reflecting proceeds from stock option exercises, partially offset by a fee paid relating to the amendment of a term loan agreement first entered into in September 2011.

Net cash provided by financing activities in the year ended December 31, 2011 was $4.8 million, reflecting net proceeds received upon the closing of a $5.0 million term loan in September 2011 from Comerica Bank.

Other Information

Our future capital requirements will depend primarily upon our ability to maintain and grow our current product revenues, to obtain regulatory approval for the PLAC Test for Lp-PLA2 Activity in the US, to develop and commercialize product line extensions for our PLAC Tests, to develop or acquire new cardiovascular biomarker tests, to manage our obligations under real estate leases, to realize the sale of our assets held for sale, and to improve our reimbursement prospects from third-party payors.

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

We have incurred substantial losses since inception, and expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. To date, we have funded our operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products.

In September 2011, we entered into a loan and security agreement with Comerica Bank, which was amended in September of 2012 (see Note 9 of the Notes to Financial Statements included in this Annual Report on Form 10-K). This loan contains various covenants. If we breach any of these covenants or are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to achieve revenues equal to at least 80% of monthly projections approved by our Board of Directors and provided to the bank, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If we are unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with the loan covenants. In order to meet future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding or, if available, that such funding would be on favorable terms.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2012 are disclosed in the following table (in thousands):

	Total	2013	2014	2015	2016	2017
Debt obligations	$5,797	$574	$1,466	$1,400	$2,357	$—
Operating lease obligations	10,482	2,505	2,581	2,658	2,738	—

Total contractual commitments	$16,279	$3,079	$4,047	$4,058	$5,095	$—

As part of the reverse Merger completed in 2010, we recorded a lease obligation which contained a lease payment that exceeded current market rates. Accordingly, we recognized a $4.1 million unfavorable lease obligation. We amortize the unfavorable lease obligation using the effective interest rate method. The carrying amount of the unfavorable lease liability was $3.1 million as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 2 of our Notes to Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial statements.

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

As of December 31, 2012, we had cash, cash equivalents, and short-term investments of $13.6 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will however, reduce our interest income from investments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

diaDexus, Inc.

We have audited the accompanying balance sheets of diaDexus, Inc. as of December 31, 2012 and 2011, and the related statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of diaDexus, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers, LLP

San Jose, California

March 11, 2013

DIADEXUS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$12,851	$10,484
Short-term investment securities	747	6,492
Accounts receivable, net of allowance for doubtful accounts of $0 and $4 and rebate reserve of $0 and $20 at December 31, 2012 and December 31, 2011, respectively	2,789	2,408
Inventories	134	117
Restricted cash	—	400
Assets held for sale	300	304
Prepaid expenses and other current assets	871	975

Total current assets	17,692	21,180
Long-term investments	—	250
Restricted cash	1,400	1,400
Property and equipment, net	1,250	1,350
Other long-term assets	142	175

Total assets	$20,484	$24,355

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$469	$882
Notes payable, current portion	272	372
Deferred revenues, current portion	317	331
Unfavorable lease obligations	588	492
Accrued and other current liabilities	1,953	2,469

Total current liabilities	3,599	4,546
Non-current portion of notes payable	4,621	4,526
Non-current portion of deferred revenue	225	530
Non-current portion of deferred rent	363	266
Non-current portion of unfavorable lease obligation	2,475	3,063
Other long term liabilities	346	284

Total liabilities	11,629	13,215
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,890,314 and 53,067,045 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	539	531
Additional paid-in capital	206,048	205,557
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(197,732)	(194,943)

Total stockholders’ equity	8,855	11,140

Total liabilities and stockholders’ equity	$20,484	$24,355

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years ended December 31,
	2012	2011
Revenues:
License revenue	$305	$305
Royalty revenue	2,405	3,859
Product sales	18,066	12,220

Total revenues	20,776	16,384

Operating costs and expenses:
Product costs	6,296	5,404
Sales and marketing	5,465	4,143
Research and development	4,196	5,138
General and administrative	7,217	9,544

Total operating costs and expenses	23,174	24,229

Loss from operations	(2,398)	(7,845)
Interest income, interest expense and other income (expense), net:
Interest income	16	56
Interest expense	(395)	288
Other income (expense), net	(10)	19

Loss before income tax	(2,787)	(7,482)
Income tax provision	(2)	(1)

Net loss	$(2,789)	$(7,483)

Basic and diluted net loss per share	$(0.05)	$(0.14)

Weighted average shares used in computing basic and diluted net loss per share	53,198,336	53,067,052

Comprehensive loss:
Net loss	$(2,789)	$(7,483)
Net change in unrealized gain/(loss) on available for sale securities	5	(5)

Comprehensive loss	$(2,784)	$(7,488)

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011
Operating activities:
Net loss	$(2,789)	$(7,483)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/Loss on disposal of assets	4	(9)
Depreciation and amortization	503	591
Stock-based compensation	362	689
Provision for doubtful account (reversal)	(4)	4
Provision for rebate reserve (reversal)	(20)	20
Amortization (accretion) on investments	26	231
Reversal of tax-related interest expense accrual	—	(398)
Noncash interest (income) expense	29	26
Noncash interest associated with notes payable	125	36
Unfavorable lease	(492)	(363)
Inventory written off	31	—
Changes in operating assets and liabilities:
Accounts receivable	(357)	(714)
Inventory	(48)	(12)
Prepaid expenses, other current assets and other long-term assets	138	142
Accounts payable	(386)	359
Accrued liabilities and other long-term liabilities	(343)	339
Deferred rent	97	111
Deferred revenue	(319)	(279)

Net cash used in operating activities	$(3,443)	$(6,710)

Investing activities:
Purchases of property and equipment	(605)	(1,083)
Maturities of available-for-sale investments	7,219	19,527
Purchases of available-for-sale investments	(1,245)	(26,505)
Proceeds from sale of assets	2	13
Release of restricted cash	400	—

Net cash provided by (used in) investing activities	$5,771	$(8,048)

Financing activities:
Proceeds from notes payable	—	4,980
Debt issuance costs	(50)	(132)
Proceeds from stock option exercises	89	—

Net cash provided by financing activities	$39	$4,848

Net increase (decrease) in cash and cash equivalents	2,367	(9,910)
Cash and cash equivalents, beginning of year	10,484	20,394

Cash and cash equivalents, end of year	$12,851	$10,484

Supplemental disclosure:
Cash paid for interest	$267	$66
Non-cash investing and financing transactions:
Issuance of warrants for common stock in connection with debt	$48	$94
Acquisition of property and equipment in accounts payable	$51	$78
Acquisition of property and equipment in accrued liabilities	$27	$200

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF STOCKHOLDERS’

EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Number of Shares	Amount
Balance at December 31, 2010	53,067,057	531	204,774	—	(187,460)	17,845
Adjustment for escrow shares	(12)	—	—	—	—	—
Stock-based compensation—employee under ASC 718	—	—	689	—	—	689
Issuance of warrants	—	—	94	—	—	94
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(7,483)	(7,483)

Balance at December 31, 2011	53,067,045	$531	$205,557	$(5)	$(194,943)	$11,140
Stock-based compensation—employee under ASC 718	—	—	362	—	—	362
Issuance and sale of common stock under stock-based compensation plans	823,269	8	81	—	—	89
Issuance of warrants	—	—	48	—	—	48
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(2,789)	(2,789)

Balance at December 31, 2012	53,890,314	$539	$206,048	$—	$(197,732)	$8,855

See accompanying notes to financial statements.

diaDexus, Inc.

Notes to Financial Statements

1. Business Overview

Formation of the Company

diaDexus, Inc., a Delaware corporation (the “Company”), is a life sciences company focused on developing and commercializing proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease. The Company is the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted the Company an exclusive license to certain diagnostic intellectual property, including Lp-PLA2, an inflammatory marker of cardiovascular risk.

The Company’s products, PLAC® Tests, provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. The Company has commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood, the PLAC Test ELISA Kit. The PLAC Test ELISA Kit is the only blood test cleared by the US Food and Drug Administration (“the FDA”) to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company is currently commercializing the PLAC Test ELISA Kit in the United States and Europe and the PLAC Test for Lp-PLA2 Activity in Europe.

The Company has incurred substantial losses since the inception, and expects to continue to incur net losses for at least the next few years. To date, the Company has funded its operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products.

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

PLAC ELISA Test

The Company introduced its initial PLAC Test ELISA Kit product in 2004. The PLAC Test ELISA Kit uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exists only at large and midsize clinical reference laboratories and large hospitals, which must be certified by the US Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC Test ELISA Kit for their patients from those institutions that are able to perform microplate tests and offer the PLAC Test ELISA Kit. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis. The Company markets the PLAC Test ELISA Kit in the United States, Europe, Israel and Mexico.

PLAC Activity Test

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

All references in these notes to financial statements to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”). Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, stockholders’ equity or cash flows.

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

The Company considers the accounting policies related to revenue recognition, stock-based compensation, and income taxes to be the most critical accounting policies, because they require the Company to make estimates, assumptions and judgments about matters that are inherently uncertain.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market accounts and treasury securities.

Restricted Cash

Restricted cash represents term deposits, which expire in December 2016, held at one financial institution as collateral for the leases of the Company’s facilities in South San Francisco.

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

Accruals

In connection with the process of preparing financial statements, the Company is required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on known facts and circumstances. The Company periodically confirms the accuracy of estimates with selected service providers and makes adjustments, if necessary.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) Subtopic 360-10, impairment of long-lived assets is measured or assessed when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based payment awards in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all stock-based payments made to employees and directors including employee stock option awards, based on estimated fair value. Stock-based compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a ratable basis, net of estimated forfeitures. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations for all periods presented.

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

The net loss for the years ended December 31, 2012 and 2011 include employee stock-based compensation expense of $362,000 and $689,000, respectively. As of December 31, 2012, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $794,000, which is expected to be amortized over a weighted-average period of 2.73 years.

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

The fair value estimates presented reflect the information available to the Company as of December 31, 2012. See Note 3, “Fair Value Measurements.”

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

On January 1, 2009, the Company adopted ASC 740-10-25. For the years ended December 31, 2012 and 2011, the Company did not have any additional unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of adopting ASC 740-10-25. The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest expense as incurred.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 amended FASB guidance to converge fair value measurement and disclosure guidance about fair value measurement under US GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standard Board. The amendment changes the wording used to describe many of the requirements in the US GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. The new standard eliminated the alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The Company adopted the provisions of this guidance during the first quarter 2012.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. Other than a change in presentation, the Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

3. Cash, Cash Equivalents and Investments

As part of its cash management program, the Company maintains a portfolio of marketable investment securities. The securities are investment grade and generally mature within one year and may include tax exempt securities and certificates of deposit. The fair value of substantially all securities is determined by quoted market prices. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

The following is a summary of cash, cash equivalents, and available-for-sale securities as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,054	$—	$—	$6,054
Money market funds	6,797	—	—	6,797

Total cash and cash equivalents	$12,851	$—	$—	$12,851

Available-for-sale marketable securities:
Certificate of deposits	747	—	—	747

Total available-for-sale marketable securities	$747	$—	$—	$747

	December 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,243	$—	$—	$3,243
Money market funds	7,241	—	—	7,241

Total cash and cash equivalents	$10,484	$—	$—	$10,484

Available-for-sale marketable securities:
Commercial paper	3,147	—	(1)	3,146
Corporate notes	2,850	—	(4)	2,846
US government agency obligations	750	—	—	750

Total available-for-sale marketable securities	$6,747	$—	$(5)	$6,742

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

		Fair Value Measurements
	Balance as of December 31, 2012	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$6,054	$6,054	$—	$—
Money market funds	6,797	6,797	—	—
Certificates of deposit	747	—	747	—
Restricted cash	1,400	—	1,400	—

	$14,998	$12,851	$2,147	$—

		Fair Value Measurements
	Balance as of December 31, 2011	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$3,243	$3,243	$—	$—
Money market funds	7,241	7,241	—	—
Commercial paper	3,146	—	3,146	—
Corporate notes	2,846	—	2,846	—
US government agency obligations	750	—	750	—
Restricted cash	1,800	—	1,800	—

	$19,026	$10,484	$8,542	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of December 31, 2012, the notes payable is carried at face value of $5.0 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Finished goods	$61	$71
Raw materials	73	46

	$134	$117

5. Assets Held For Sale

Prior to the period reflected in this report, the Company had committed to a plan to sell the equipment related to its manufacturing facility and had determined that these assets met the criteria for, and had been classified as, “held for sale” in accordance with ASC Topic 360. The market approach was used in determining the fair market value of these assets.

Total assets held for sale are as follows (in thousands):

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2012 Total Gains (Losses)
Assets held for sale	$300	$—	$—	$300	$—

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2011 Total Gains (Losses)
Assets held for sale	$304	$—	$—	$304	$—

The measurement of the assets held for sale at fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. The Company is committed to selling these assets and has signed an agreement to sell the assets for $695,000, net of disposal costs. As of December 31, 2012, the Company had not transferred to the purchaser any of the assets available for sale. Any gain or loss resulting from the sale of the assets held for sale at December 31, 2012 will be included in future period statements of comprehensive loss as the assets are transferred to the purchaser.

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

Office and laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Laboratory equipment	$3,149	$5,202
Leasehold improvements	602	8,283
Computer and software	361	1,916
Furniture and fixtures	180	835

	4,292	16,236
Less: Accumulated depreciation and amortization	(3,042)	(14,886)

	$1,250	$1,350

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $0.5 million and $0.6 million, respectively.

7. Total Accrued and Other Current Liabilities

Other current liabilities include the following as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Accrued payroll and related expenses	$1,220	$1,351
Accrued royalty expense	118	207
Property and equipment	27	200
Accrued sales tax	60	126
Accrued audit fees	73	120
Accrued collaborative research obligations	22	96
Accrued consulting expenses	122	69
Accrued legal and patent expense	87	35
Other current liabilities	224	265

Total accrued and other current liabilities	$1,953	$2,469

8. Concentration of Credit Risk

Revenues from the following distributor and large laboratory customers represented a significant portion of total revenue for the years ended December 31, 2012 and 2011 and accounts receivable as of December 31, 2012 and 2011.

	Revenue		Accounts Receivable
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Customer A	44%	34%	34%	44%
Customer B	13%	10%	14%	13%
Customer C	6%	—%	2%	—%
Customer D	6%	—%	10%	—%
Customer E	3%	11%	—%	15%
Customer F	—%	26%	—%	20%
Customer G	6%	—%	10%	—%

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

The loan and security agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, achieve at least 80% of specified monthly revenue projections calculated on a trailing three months basis, maintain primary depository and operating accounts with the bank, maintain liability and other insurance, and provide security interests to the bank in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provide, among other things, that without the prior consent of the bank, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The loan and security agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of the bank, following the occurrence of an event of default, which would require the Company to pay to the bank an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of December 31, 2012, the Company was in compliance with all the covenants.

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

At December 31, 2012, future minimum payments for the notes payable are as follows (in thousands):

2013	$574
2014	1,466
2015	1,400
2016	2,357

Total minimum payments	5,797
Less: Amount representing interest	(797)

Present value of minimum payments	5,000
Less: Unamortized debt discount	(107)

Notes payable, net	4,893

Less: Notes payable, current portion	(272)

Non-current portion of notes payable	$4,621

10. Common Stock

On July 15, 2011, the Company amended its certificate of incorporation to increase the number of authorized shares of its common stock, par value of $0.01 per share, to 100,000,000. The holders of common stock are entitled to receive dividends, as, when and if declared by the Company’s Board of Directors out of funds legally available for distribution, subject to the restriction on dividends contained in the Company’s loan agreement with Comerica bank (Note 9).

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

The effect of the options and warrants was anti-dilutive for the years ended December 31, 2012 and 2011. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of December 31,
	2012	2011
Options to purchase common stock	8,963	9,188
Warrants to purchase common stock	650	481

Total	9,613	9,669

12. Stock Based Compensation

Stock Option Plans

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 3,000,000 shares of common stock authorized for issuance. On May 17, 2012, all stock options that were issued and issuable in the 1996 Plan, the Director Plan and outside of plans were transferred to the 2012 Plan. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. As of December 31, 2012, options for 8,963,226 shares were outstanding and 3,793,751 shares were available for grant under the 2012 Plan.

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

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the years ended December 31, 2012 and 2011 which was incurred as follows (in thousands):

	Years Ended December 31,
	2012	2011
Stock compensation expense:
Product costs	$12	$10
Research and development	73	98
Sales and marketing	73	55
General and administrative	204	526

Total stock compensation expense	$362	$689

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Years ended December 31,
	2012	2011
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.54%	0.75%
Expected volatility	95.97%	94.22%
Forfeiture rate	13.24%	11.57%
Expected term (years)	4.12	4.27

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have any significant trading history for the Company’s common stock. The Company will continue to analyze its own historical stock price volatility as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the US Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company considers option vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Employee Stock-Based Compensation

The table below presents information related to stock option activity, net of options previously exercised:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	6,948,517	$0.90
Options granted	4,330,347	0.27
Options exercised	—	—
Options cancelled/forfeited/expired	(2,091,275)	1.46

Outstanding as of December 31, 2011	9,187,589	0.48
Options granted	2,669,190	0.32
Options exercised	(2,247,419)	0.26
Options cancelled/forfeited/expired	(646,134)	0.72

Outstanding as of December 31, 2012	8,963,226	$0.47	8.04	$589,690

Exercisable as of December 31, 2012	3,935,510	$0.69	6.89	$284,992

Vested and expected to vest as of December 31, 2012	8,157,390	$0.49	7.94	$542,952

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2012 and 2011 was $0.21 and $0.18, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2012 was $208,095, no stock options were exercised in 2011. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $384,067 and $574,881, respectively.

The following table summarizes information relating to stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14 – $0.14	64,125	7.16	$0.14	27,875	$0.14
$0.25 – $0.25	1,542,000	8.74	0.25	436,583	0.25
$0.26 – $0.26	3,051,577	6.84	0.26	2,070,748	0.26
$0.28 – $0.29	2,164,199	8.71	0.28	752,921	0.29
$0.33 – $0.36	1,651,325	9.42	0.35	329,258	0.34
$0.39 – $15.71	490,000	5.74	3.70	318,125	5.49

$0.14 – $15.71	8,963,226	8.04	$0.47	3,935,510	$0.69

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

Stock based compensation expense recognized during the years ended December 31, 2012 and 2011 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2012, the total remaining unrecognized cost of approximately $0.8 million is expected to be recognized over a weighted-average period of 2.73 years.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as of December 31, 2012 and 2011 as follows:

	As of December 31,
	2012	2011
Options to purchase common stock	8,963,226	9,187,589
Warrants to purchase common stock	649,688	480,769
Shares available for option grants	3,793,751	1,756,807

Total	13,406,665	11,425,165

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

As of December 31, 2012, there were warrants outstanding to purchase 649,688 shares of the Company’s common stock, with a weighted-average exercise price of $0.29 per share and an aggregate exercise price of $0.2 million.

The following table summarizes information about all warrants outstanding as of December 31, 2012:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.26	480,769	5.73	$0.26
$0.37	168,919	6.73	$0.37

	649,688	5.99	$0.29

14. Leases, Commitments and Contingencies

The Company leases an office and laboratory facility (the “349 Facility”) under a long-term, non-cancelable operating lease agreement, which expires in December 2016. The Company also leased another office and laboratory facility (the “343 Facility”), and subleased a portion of that facility, until the Company’s underlying lease for that facility expired on January 1, 2012. Upon expiration of the 343 Facility lease, restricted cash of $400,000 previously pledged as security for this lease was released in 2012.

In connection with its leased facilities, the Company recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at the expiration of the 349 Facility lease. The following table describes changes to the Company’s asset retirement obligation liability for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Asset retirement obligation, beginning of year	$273	$247
Accretion expense	29	26

Asset retirement obligation, end of year	$302	$273

In 2010, the Company recorded a lease obligation associated with the 349 Facility, which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation in 2010. The Company amortizes the unfavorable lease obligation using the effective interest rate method. The carrying amount, net of accumulated amortization, of the unfavorable lease liability, was $3.1 million as of December 31, 2012.

Rent expense for the Company’s facilities was $2.0 million and $3.1 million for the years ended December 31, 2012 and 2011, respectively. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $363,000 and $266,000 as of December 31, 2012 and 2011, respectively, is included in the accompanying balance sheets.

Rental income from the sublease of the 343 Facility was none and $910,000 for the years ended December 31, 2012 and 2011, respectively. This rental income was included as a reduction to operating expenses for the year ended December 31, 2011 in the statements of comprehensive loss.

At December 31, 2012, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2013	$2,505
2014	2,581
2015	2,658
2016	2,738
2017	—

Total minimum lease payments	$10,482

Legal Proceedings

The Company is from time to time subject to various claims and legal actions during the ordinary course of business. The Company believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

15. Income Taxes

Provision for Income Tax

The Company files US Federal and California state tax returns and the tax provision is composed as follows (in thousands):

	December 31,
	2012	2011
Current Tax Expense:
Federal	$—	$—
State	2	1

Total current tax expense	2	1
Deferred Tax Expense:
Federal	—	—
State	—	—

Total deferred tax expense	—	—

Net tax provision (benefit)	$2	$1

The differences between the US statutory tax rate and the Company’s effective tax rate are as follows:

	December 31,
	2012	2011
Statutory rate	34.0%	34.0%
State taxes	(39.1)	5.6
True-up – Federal taxes	(0.1)	76.6
True-up – State taxes	(93.9)	13.4
Permanent differences	(4.0)	(1.1)
Other	(3.1)	3.1
Change in valuation allowance	106.2	(131.6)

Effective tax rate	0.0%	0.0%

As of December 31, 2012, the Company had approximately $227 million of federal, $160 million of California, and $7 million of other state net operating loss carryforwards available to offset future taxable income. These loss carryforwards begin to expire in 2019 for federal purposes, in 2016 for California purposes and in 2013 for other state purposes.

As of December 31, 2012, the Company had credit carryforwards of approximately $5.3 million and $5.1 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal R&D credit carryforwards expire starting 2016 and California credits can be carried forward indefinitely.

The effects of changes in tax rates and laws are recognized in the period new legislation is enacted. Furthermore, the reinstatement of an expired provision in a later reporting period requires companies to wait until the date the law is enacted to reflect the effect of the tax law changes into the annual estimated effective tax rate starting on the first interim reporting period that includes the enactment date. The impact of these changes, on both the annual effective tax rate and on deferred taxes, are to be reported as a component of tax expense related to continuing operations. Although the Company incurred qualified research expenses in 2012 that would generate a federal R&D credit, the deferred tax benefit of these credits is not recorded as of December 31, 2012 because the federal provisions extending the R&D credit were not enacted until January 2013. Therefore, the available federal R&D credits will be measured during the first quarter of 2013 for financial reporting purposes.

Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on net deferred tax assets.

As of December 31, 2012 and 2011, the Company had deferred tax assets of approximately $109.2 million and $112.0 million, respectively, which have been fully offset by a valuation allowance. The net valuation allowance decreased by approximately $2.8 million in the year ended December 31, 2012 and increased by $8.5 million during the year ended December 31, 2011. Deferred tax assets primarily relate to net operating loss and research tax credit carryforwards.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accruals and reserves	$1,794	$1,864
Fixed assets	2,563	4,648
Deferred research expense	5,592	9,782
Stock options	3,798	3,922
Net operating loss carryforwards	86,663	83,025
Research tax credit carryforwards	8,796	8,762
Other	7	21

Total deferred tax assets	109,213	112,024
Less: Valuation allowance	(109,213)	(112,024)

Net deferred tax assets	$—	$—

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

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10 (formerly known as FIN 48), Accounting for Income Taxes, guidance that addresses the recognition, measurement, and disclosure of uncertain tax positions. The Company performed a full analysis of uncertain tax positions at December 31, 2010. The Company has no new uncertain tax positions for 2012.

As of December 31, 2011, the Company had approximately $1.4 million of unrecognized tax benefits relating to the reserve on R&D credits. In 2012, this amount was increased by $9,000 as the result of a reserve placed on California R&D credit carryforwards from tax years ended December 31, 2012. As the Company has not utilized any of these credits, no reserve is recorded on the financial statements.

The following table reflects the changes in the gross unrecognized tax benefits for the years ended December 31 (in thousands):

	2012	2011
Balance at January 1	$1,366	$1,731
Increase for prior year positions	9	158
Decrease for prior year positions	—	(523)

Balance at December 31	$1,375	$1,366

The Company is currently not subject to any income tax examinations. Due to the Company’s losses, generally all years remain open.

16. Related Party Transactions

In September 2011, the Company entered into a consulting agreement with director James Panek to perform consulting services for the Company. Amounts paid under this agreement were none and $30,000 for the years ended December 31, 2012 and 2011, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(3) Exhibits.

The following exhibits are filed as part of this report:

Exhibit	Description
2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Specimen Stock Certificate for Common Stock of diaDexus, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file no. 333-170924), filed on December 2, 2010)

Exhibit	Description

4.2	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 23, 2011 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

4.3	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 11, 2012 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.1#	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.2#	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.3	Amended and Restated 1998 Stock Option Plan, as amended and restated effective as of May 29, 2002 (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 30, 2002)

10.4	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.5	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.6**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.7	Amendment No. 1 to the Collaboration Agreement, dated as of February , 1998 (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.8**	Amendment No. 2 to the Collaboration Agreement, dated as of July , 1998 (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.9	Amendment to the Collaboration Agreement, dated as of May 4, 1999 (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.10**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.11	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000 (incorporated by reference to Exhibit 10.24 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.12	Letter Amendment to Collaboration Agreement, dated as of March 30, 2000 (incorporated by reference to Exhibit 10.25 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

Exhibit	Description

10.13**	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.14**	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp. (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.15**	Development, Manufacturing, and Supply Agreement, effective as of March 27, 2007 (the “Denka Seiken Agreement”), by and between diaDexus, Inc. and Denka Seiken (incorporated by reference to Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.16**	First Amendment to the Denka Seiken Agreement, effective as of July 21, 2008 (incorporated by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.17**	Second Amendment to the Denka Seiken Agreement, effective as of June 1, 2009 (incorporated by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.18**	Services and Supply Agreement, effective as of January 1, 2009 (the “Diazyme Agreement”), by and between diaDexus, Inc. and Diazyme Laboratories (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.19**	Amendment No. 01 to the Diazyme Agreement, effective as of August 17, 2009 (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.20**	Amendment No. 2 to the Diazyme Agreement, effective as of January 15, 2010 (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.21**	Amended and Restated Supply Agreement, dated as of April 11, 2010, by and between diaDexus, Inc. and BioCheck, Inc. (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.22**	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on August 15, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended September 30, 2010)

10.23**	Distribution Agreement, effective as of January 1, 2011 (the “Inova Agreement”), by and between diaDexus, Inc. and Inova Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.24**	2011 Special Programs Addendum to the Inova Agreement, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.25**	First Amendment to the Inova Agreement, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2011, filed on May 13, 2011)

Exhibit	Description

10.26**	Master Supply Agreement, dated as of April 1, 2009 (the “BHL Master Supply Agreement”), by and between diaDexus, Inc. and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.33 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.27**	Addendum No. 1 to the BHL Master Supply Agreement, dated as of April 1, 2010 (incorporated by reference to Exhibit 10.34 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.28**	Addendum No. 2 to the BHL Master Supply Agreement, dated as of May 14, 2010 (incorporated by reference to Exhibit 10.35 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.29	Addendum No. 3 to the BHL Master Supply Agreement, effective as of April 1, 2011 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.30	Lease, dated as of November 23, 1999, by and between Trammell Crow Northern California Development, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.31	First Amendment to Lease Agreement, dated as of February , 2000, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.32	Acknowledgement of Term Commencement Date, dated November 1, 2001, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.33	Consent to Assignment and Modification of Lease, effective as of June 1, 2002, by and among diaDexus, Inc., ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.34	Third Amendment to Lease Agreement, effective as of January 26, 2011, by and between diaDexus, Inc. and ARE-Technology Center SSF, LLC (incorporated by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2010, filed on March 22, 2011)

10.35	Sublease, dated June 1, 2002, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.36	First Amendment to Sublease, dated August 21, 2003, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.37	Second Amendment to Sublease, dated October 1, 2004, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.38	Third Amendment to Sublease, dated August 18, 2006, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

Exhibit	Description

10.39	Letter Agreement Regarding Sublease, dated October 10, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.40	Fourth Amendment to Sublease, dated October 12, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.41	Lease, dated October 26, 1998, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (file no. 333-78065), filed on May 7, 1999)

10.42	Fifth Amendment to Lease, dated April 14, 2005, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on April 21, 2005)

10.43	Sixth Amendment to Lease Agreement, dated October 11, 2007, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on October 17, 2007)

10.44#	Employment Agreement, effective as of January 10, 2011, by and between diaDexus, Inc. and Emilia Zychlinsky Bulaevsky (incorporated by reference to Exhibit 10.55 to the registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2010, filed on March 22, 2011)

10.45**	Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.46**	Volume Discount Addendum to the Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.6 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.47	Volume Discount Addendum No. 2 to the Purchase Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2011, filed on May 13, 2011)

10.48#	Transition and Separation Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Patrick Plewman (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.49#	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and James P. Panek (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.50#	Consulting Agreement, dated September 22, 2011, by and between diaDexus, Inc. and James P. Panek (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.51#	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

Exhibit	Description

10.52#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.53#	Stock Option Agreement, dated September 26, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.54#	Change in Control and Severance Agreement, dated September 26, 2011 by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.55#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.56#	Stock Option Agreement, dated October 1, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.57#	Change in Control and Severance Agreement, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.58#**	Transition and Separation Agreement, dated September 14, 2011, by and between diaDexus, Inc. and Robert L. Wolfert (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.59#	Separation Agreement, dated September 30, 2011, by and between diaDexus, Inc. and Bernard M. Alfano (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.60**	Loan and Security Agreement, dated September 23, 2011, by and between diaDexus, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.61#	Offer Letter, dated January 8, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.62#	Stock Option Agreement, dated February 1, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.63#	Change in Control and Severance Agreement, dated February 2, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.64**	Purchase Agreement, effective as of January 1, 2012, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2012, filed on May 10, 2012)

Exhibit	Description

10.65**	Rebate Addendum, effective as of March 1, 2012, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2012, filed on May 10, 2012)

10.66**	Purchase Agreement, dated as of May 9, 2012 and effective as of April 24, 2012, by and between diaDexus, Inc. and Boston Heart Diagnostics (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2012, filed on August 7, 2012)

10.67**	Purchase Agreement with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.68**	Volume Discount Program Addendum with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.69**	Amended and Restated Loan and Security Agreement by and between diaDexus, Inc. and Comerica Bank, dated September 11, 2012 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

diaDexus, Inc.

Date: March 11, 2013	By:	/s/ Brian E. Ward
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

Signature	Title	Date

/s/ Brian E. Ward Brian E. Ward	President and Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2013

/s/ Jean-Frédéric Viret Jean-Frédéric Viret	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2013

/s/ Lori F. Rafield Lori F. Rafield	Chairman of the Board of Directors	March 11, 2013

/s/ Karen Drexler Karen Drexler	Director	March 11, 2013

/s/ Andrew Galligan Andrew Galligan	Director	March 11, 2013

/s/ James P. Panek James P. Panek	Director	March 11, 2013

/s/ Charles W. Patrick Charles W. Patrick	Director	March 11, 2013

EXHIBIT INDEX

Exhibit	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Specimen Stock Certificate for Common Stock of diaDexus, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file no. 333-170924), filed on December 2, 2010)

4.2	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 23, 2011 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

4.3	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 11, 2012 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.1#	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.2#	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.3	Amended and Restated 1998 Stock Option Plan, as amended and restated effective as of May 29, 2002 (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 30, 2002)

10.4	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.5	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

Exhibit	Description

10.6**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.7	Amendment No. 1 to the Collaboration Agreement, dated as of February , 1998 (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.8**	Amendment No. 2 to the Collaboration Agreement, dated as of July , 1998 (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.9	Amendment to the Collaboration Agreement, dated as of May 4, 1999 (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.10**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999 (incorporated by reference to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.11	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000 (incorporated by reference to Exhibit 10.24 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.12	Letter Amendment to Collaboration Agreement, dated as of March 30, 2000 (incorporated by reference to Exhibit 10.25 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.13**	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.14**	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp. (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.15**	Development, Manufacturing, and Supply Agreement, effective as of March 27, 2007 (the “Denka Seiken Agreement”), by and between diaDexus, Inc. and Denka Seiken (incorporated by reference to Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.16**	First Amendment to the Denka Seiken Agreement, effective as of July 21, 2008 (incorporated by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.17**	Second Amendment to the Denka Seiken Agreement, effective as of June 1, 2009 (incorporated by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.18**	Services and Supply Agreement, effective as of January 1, 2009 (the “Diazyme Agreement”), by and between diaDexus, Inc. and Diazyme Laboratories (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.19**	Amendment No. 01 to the Diazyme Agreement, effective as of August 17, 2009 (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

Exhibit	Description

10.20**	Amendment No. 2 to the Diazyme Agreement, effective as of January 15, 2010 (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.21**	Amended and Restated Supply Agreement, dated as of April 11, 2010, by and between diaDexus, Inc. and BioCheck, Inc. (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.22**	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on August 15, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended September 30, 2010)

10.23**	Distribution Agreement, effective as of January 1, 2011 (the “Inova Agreement”), by and between diaDexus, Inc. and Inova Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.24**	2011 Special Programs Addendum to the Inova Agreement, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)
10.25**	First Amendment to the Inova Agreement, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2011, filed on May 13, 2011)

10.26**	Master Supply Agreement, dated as of April 1, 2009 (the “BHL Master Supply Agreement”), by and between diaDexus, Inc. and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.33 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.27**	Addendum No. 1 to the BHL Master Supply Agreement, dated as of April 1, 2010 (incorporated by reference to Exhibit 10.34 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.28**	Addendum No. 2 to the BHL Master Supply Agreement, dated as of May 14, 2010 (incorporated by reference to Exhibit 10.35 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.29	Addendum No. 3 to the BHL Master Supply Agreement, effective as of April 1, 2011 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.30	Lease, dated as of November 23, 1999, by and between Trammell Crow Northern California Development, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.31	First Amendment to Lease Agreement, dated as of February , 2000, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.32	Acknowledgement of Term Commencement Date, dated November 1, 2001, by and between ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

Exhibit	Description

10.33	Consent to Assignment and Modification of Lease, effective as of June 1, 2002, by and among diaDexus, Inc., ARE-Technology Center SSF, LLC and ViroLogic, Inc. (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.34	Third Amendment to Lease Agreement, effective as of January 26, 2011, by and between diaDexus, Inc. and ARE-Technology Center SSF, LLC (incorporated by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2010, filed on March 22, 2011)

10.35	Sublease, dated June 1, 2002, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.36	First Amendment to Sublease, dated August 21, 2003, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.37	Second Amendment to Sublease, dated October 1, 2004, by and between diaDexus, Inc. and ViroLogic, Inc. (incorporated by reference to Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.38	Third Amendment to Sublease, dated August 18, 2006, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.39	Letter Agreement Regarding Sublease, dated October 10, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.40	Fourth Amendment to Sublease, dated October 12, 2007, by and between diaDexus, Inc. and Monogram Biosciences, Inc. (incorporated by reference to Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.41	Lease, dated October 26, 1998, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (file no. 333-78065), filed on May 7, 1999)

10.42	Fifth Amendment to Lease, dated April 14, 2005, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on April 21, 2005)

10.43	Sixth Amendment to Lease Agreement, dated October 11, 2007, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on October 17, 2007)

10.44#	Employment Agreement, effective as of January 10, 2011, by and between diaDexus, Inc. and Emilia Zychlinsky Bulaevsky (incorporated by reference to Exhibit 10.55 to the registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2010, filed on March 22, 2011)

10.45**	Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.5 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

Exhibit	Description

10.46**	Volume Discount Addendum to the Purchase Agreement, effective as of January 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.6 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on July 7, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended March 31, 2011)

10.47	Volume Discount Addendum No. 2 to the Purchase Agreement, effective as of April 1, 2011, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2011, filed on May 13, 2011)

10.48#	Transition and Separation Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Patrick Plewman (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.49#	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and James P. Panek (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.50#	Consulting Agreement, dated September 22, 2011, by and between diaDexus, Inc. and James P. Panek (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.51#	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.52#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.53#	Stock Option Agreement, dated September 26, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.54#	Change in Control and Severance Agreement, dated September 26, 2011 by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.55#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.56#	Stock Option Agreement, dated October 1, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)
10.57#	Change in Control and Severance Agreement, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.58#**	Transition and Separation Agreement, dated September 14, 2011, by and between diaDexus, Inc. and Robert L. Wolfert (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

Exhibit	Description

10.59#	Separation Agreement, dated September 30, 2011, by and between diaDexus, Inc. and Bernard M. Alfano (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.60**	Loan and Security Agreement, dated September 23, 2011, by and between diaDexus, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.61#	Offer Letter, dated January 8, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.62#	Stock Option Agreement, dated February 1, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.63#	Change in Control and Severance Agreement, dated February 2, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.64**	Purchase Agreement, effective as of January 1, 2012, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2012, filed on May 10, 2012)

10.65**	Rebate Addendum, effective as of March 1, 2012, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2012, filed on May 10, 2012)

10.66**	Purchase Agreement, dated as of May 9, 2012 and effective as of April 24, 2012, by and between diaDexus, Inc. and Boston Heart Diagnostics (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2012, filed on August 7, 2012)

10.67**	Purchase Agreement with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.68**	Volume Discount Program Addendum with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.69**	Amended and Restated Loan and Security Agreement by and between diaDexus, Inc. and Comerica Bank, dated September 11, 2012 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

Exhibit	Description

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.