Form 10-Q
period 2013-03-31
diaDexus, Inc.
filed 2013-05-10
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 54,206,637, as of May 3, 2013.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,781	$12,851
Short-term investment securities	249	747
Accounts receivable, net of allowance for doubtful accounts and rebate reserve of $127 at March 31, 2013 and $0 at December 31, 2012	2,495	2,789
Inventories	315	134
Assets held for sale	231	300
Prepaid expenses and other current assets	1,056	871

Total current assets	17,127	17,692
Restricted cash	1,400	1,400
Property and equipment, net	1,165	1,250
Other long-term assets	123	142

Total assets	$19,815	$20,484

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,114	$469
Notes payable, current portion	586	272
Deferred revenues, current portion	310	317
Unfavorable lease obligations	614	588
Accrued and other current liabilities	1,875	1,953

Total current liabilities	4,499	3,599
Non-current portion of notes payable	4,317	4,621
Non-current portion of deferred revenue	149	225
Non-current portion of deferred rent	369	363
Non-current portion of unfavorable lease obligation	2,307	2,475
Other long term liabilities	359	346

Total liabilities	12,000	11,629
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,958,197 and 53,890,314 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	539	539
Additional paid-in capital	206,178	206,048
Accumulated deficit	(198,902)	(197,732)

Total stockholders’ equity	7,815	8,855

Total liabilities and stockholders’ equity	$19,815	$20,484

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Revenues:
License revenue	$76	$76
Royalty revenue	18	1,037
Product sales	5,460	3,830

Total revenues	5,554	4,943
Operating costs and expenses:
Product costs	1,825	1,719
Sales and marketing	1,950	1,182
Research and development	1,116	1,292
General and administrative	1,980	1,976

Total operating costs and expenses	6,871	6,169

Loss from operations	(1,317)	(1,226)
Interest income, interest expense and other income (expense), net:
Interest income	2	7
Interest expense	(93)	(101)
Other income (expense), net	243	(3)

Loss before income tax	(1,165)	(1,323)
Income tax	(5)	(3)

Net loss	$(1,170)	$(1,326)

Basic and diluted net loss per share:	$(0.02)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	53,903,634	53,067,045

Comprehensive loss:
Net loss	(1,170)	(1,326)
Net change in unrealized gain/(loss) on available-for-sale securities	—	(1)

Comprehensive loss	$(1,170)	$(1,327)

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Operating activities:
Net loss	$(1,170)	$(1,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on disposal of property and equipment and assets held for sale	(243)	2
Depreciation and amortization	130	124
Stock-based compensation	114	77
Amortization on investments	—	13
Provision for rebate reserve (reversal)	127	(20)
Noncash other interest expense	8	7
Noncash interest associated with notes payable	26	34
Unfavorable lease	(142)	(119)
Changes in operating assets and liabilities
Accounts receivable	167	87
Inventory	(181)	(46)
Prepaid expenses, other current assets and other long-term assets	26	188
Accounts payable	657	403
Accrued liabilities and other long term liabilities	(56)	(216)
Deferred rent	6	24
Deferred revenue	(83)	(65)

Net cash used in operating activities	(614)	(833)

Investing activities:
Purchases of property and equipment	(79)	(465)
Maturities of available-for-sale investments	498	3,515
Purchases of available-for-sale investments	—	(498)
Proceeds from sale of assets	109	—

Net cash provided by investing activities	528	2,552

Financing activities:
Proceeds from issuance of common stock	16	—

Net cash provided by financing activities	16	—

Net increase (decrease) in cash and cash equivalents	(70)	1,719
Cash and cash equivalents, beginning of period	12,851	10,484

Cash and cash equivalents, end of period	$12,781	$12,203

Supplemental disclosure:
Cash paid for interest	$66	$66
Disposal of assets held for sale in prepaid expenses and other current assets	$203	$—
Net change in accounts payable from acquisition of property and equipment	$(12)	$(4)
Net change in accrued liabilities from acquisition of property and equipment	$(22)	$(200)

See accompanying notes to condensed financial statements.

diaDexus, Inc.

Notes to Condensed Financial Statements

1. Business Overview

Formation of the Company

diaDexus, Inc., a Delaware corporation (the “Company”), is a life sciences company focused on developing and commercializing proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease. The Company is the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation, SmithKlineBeecham Corporation granted the Company an exclusive license to certain diagnostic intellectual property, including exclusive rights to develop diagnostics assays for Lp-PLA2, an inflammatory marker of cardiovascular risk.

The Company’s products, PLAC® Tests, provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. The Company has commercialized two PLAC Tests:

1) One test measures the mass of circulating Lp-PLA2 in the blood, the PLAC Test ELISA Kit. The PLAC Test ELISA Kit is the only Lp-PLA2 blood test cleared by the US Food and Drug Administration (the “FDA”) to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis.

2) The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease.

The Company is currently commercializing the PLAC Test ELISA Kit in the United States and Europe and the PLAC Test for Lp-PLA2 Activity in Europe.

The Company has incurred substantial losses since its inception, and expects to continue to incur net losses for at least the next few years. To date, the Company has funded its operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products.

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

Pipeline

The Company started a strategic business development process in the second half of 2012, to identify new biomarker assays in the cardiovascular space, for development and sale through our existing channels. The Company anticipates being able to provide an update on this strategic development effort by December 2013.

All references in these notes to financial statements to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with the December 31, 2012 audited financial statements and include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company’s financial position as of March 31, 2013 and results of operations and cash flows for the three months ended March 31, 2013 and 2012. Starting in January 2013, the Company includes excise tax collected from customer product sales. For the three months ended March 31, 2013, the Company recognized $105,000 and $115,000 in charged excise tax within product revenue and within product costs, respectively, and $0 respectively for the three months ended March 31, 2012.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2013, and have not changed as of March 31, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the provisions of this guidance during the first quarter of 2013.

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

The following is a summary of cash, cash equivalents, and available-for-sale securities at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$5,984	$—	$—	$5,984
Money market funds	6,797	—	—	6,797

Total cash and cash equivalents	$12,781	$—	$—	$12,781

Available-for-sale marketable securities:
Certificates of deposit	249	—	—	249

Total available-for-sale marketable securities	$249	$—	$—	$249

	December 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,054	$—	$—	$6,054
Money market funds	6,797	—	—	6,797

Total cash and cash equivalents	$12,851	$—	$—	$12,851

Available-for-sale marketable securities:
Certificates of deposits	747	—		747

Total available-for-sale marketable securities	$747	$—	$—	$747

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements
	Balance at March 31, 2013	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$5,984	$5,984	$—	$—
Money market funds	6,797	6,797	—	—
Certificates of deposit	249	—	249	—
Restricted cash	1,400	—	1,400	—

	$14,430	$12,781	$1,649	$—

		Fair Value Measurements
	Balance at December 31, 2012	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$6,054	$6,054	$—	$—
Money market funds	6,797	6,797	—	—
Certificates of deposit	747	—	747	—
Restricted cash	1,400	—	1,400	—

	$14,998	$12,851	$2,147	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of March 31, 2013, the notes payable is carried at face value of $5.0 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$232	$61
Raw materials	83	73

	$315	$134

5. Assets Held For Sale

Prior to the period reflected in this report, the Company had committed to a plan to sell the equipment related to its manufacturing facility and had determined that these assets met the criteria for, and had been classified as, “held for sale” in accordance with ASC Topic 360. The market approach was used in determining the fair market value of these assets.

Total assets held for sale as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

		Fair Value Measurements
Description	Carrying Value at March 31, 2013	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2013 Total Gains (Losses)
Assets held for sale	$231	$231	$—	$—	$231	$243

	Fair Value Measurements
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2012 Total Gains (Losses)
Assets held for sale	$300	$—	$—	$300	$—

The measurement of the assets held for sale at fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. In 2012, the Company signed an agreement to sell the assets for $695,000, net of disposal costs. Assets with fair value of $69,000 were transferred and sold to the purchaser for $312,000 during the first quarter of 2013, resulting in a gain of $243,000. The gain is included in other income (expense), net within the statement of comprehensive loss for the three months ended March 31, 2013. The Company expects the remaining assets will be sold to the purchaser by end of 2013.

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

Office and laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Laboratory equipment	$3,189	$3,149
Leasehold improvements	602	602
Computer and software	366	361
Furniture and fixtures	180	180

	4,337	4,292
Less: Accumulated depreciation and amortization	(3,172)	(3,042)

	$1,165	$1,250

Depreciation and amortization expense was $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

7. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Accrued payroll and related expenses	$791	$1,220
Accrued consulting expense	201	122
Accrued inventory	206	—
Accrued legal and patent expense	206	87
Accrued sales and excise tax	106	60
Accrued royalty expense	53	118
Accrued audit fees	52	73
Accrued collaborative research obligations	37	22
Accrued property and equipment	5	27
Other current liabilities	218	224

Total accrued and other current liabilities	$1,875	$1,953

8. Concentration of Credit Risk

Revenues from the following customers represented a significant portion of total revenue for the three months ended March 31, 2013 and 2012 and accounts receivable as of March 31, 2013 and December 31, 2012:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2013	2012	2013	2012
Customer A	47%	47%	41%	34%
Customer B	11%	12%	12%	14%
Customer C	6%	4%	9%	10%
Customer D	5%	4%	5%	10%

Total	69%	67%	67%	68%

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

The loan and security agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, achieve at least 80% of specified monthly revenue projections calculated on a trailing three months basis, maintain primary depository and operating accounts with the bank, maintain liability and other insurance, and provide security interests to the bank in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provide, among other things, that without the prior consent of the bank, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The loan and security agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of the bank, following the occurrence of an event of default, which would require the Company to pay to the bank an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of March 31, 2013, the Company was in compliance with all the covenants.

In September 2012, the Company and Comerica Bank entered into an Amended and Restated Loan and Security Agreement (the “Amendment”). The Amendment extends the interest-only payment period for an additional twelve months, through September 23, 2013, and extends the maturity date for an additional twelve months, to September 23, 2016. The Amendment also reduces the monthly principal payments by amortizing the loan over a 48 month basis, resulting in an increased balloon payment of principal on the maturity date. The Company paid a fee of $50,000 for access to the Amendment. Pursuant to the Amendment, the Company issued a warrant to Comerica to purchase 168,919 shares of its common stock. The warrant has an exercise price of $0.37 per share and will expire on September 11, 2019 (Note 13).

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

As of March 31, 2013, future minimum payments for the notes payable are as follows (in thousands):

2013 (remainder of year)	$508
2014	1,466
2015	1,400
2016	2,357

Total minimum payments	5,731
Less: Amount representing interest	(731)

Present value of minimum payments	5,000
Less: Unamortized debt discount	(97)

Notes payable, net	4,903
Less: Notes payable, current portion	(586)

Non-current portion of notes payable	$4,317

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

The effect of the options and warrants was anti-dilutive for the three months ended March 31, 2013 and 2012. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of March 31,
	2013	2012
Options to purchase common stock	9,060	10,319
Warrants to purchase common stock	650	481

Total	9,710	10,800

12. Stock Based Compensation

Stock Option Plans

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 3,000,000 shares of common stock authorized for issuance. On May 17, 2012, all stock options that were issued and issuable in the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Director Stock Option Plan (the “Director Plan”) and outside of plans were transferred to the 2012 Plan. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. As of March 31, 2013, options for 9,059,859 shares were outstanding and 3,629,235 shares were available for grant under the 2012 Plan.

1996 Stock Option Plan

The 1996 Plan initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the 1996 Plan were designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options could vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant. On May 17, 2012, 6,398,904 shares that were subject to awards under this plan and 1,555,492 shares which were available for issuance under this plan were transferred to the 2012 Equity Incentive Award Plan.

1998 Director Stock Option Plan

The Director Plan for non-employee directors had 300,000 shares of common stock authorized for issuance. On May 17, 2012, 170,000 shares that were subject to awards under this plan and 130,000 shares which were available for issuance under this plan were transferred to the 2012 Equity Incentive Award Plan upon stockholder approval.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the three months ended March 31, 2013 and 2012, which was incurred as follows (in thousands)

	Three Months Ended March 31,
	2013	2012
Stock compensation expense:
Product costs	$4	$2
Research and development	24	17
Sales and marketing	26	13
General and administrative	60	45

Total stock compensation expense	$114	$77

Stock based compensation expense recognized during the three months ended March 31, 2013 and 2012 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of March 31, 2013, the total remaining unrecognized cost was approximately $0.7 million to be recognized over approximately three years.

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three Months Ended March 31,
	2013	2012
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.65%	0.49%
Expected volatility	102.34%	96.65%
Forfeiture rate	13.90%	13.24%
Expected term (years)	4.06	4.12
Fair value per share at grant date	$0.32	$0.19

For the three months ended March 31, 2013, volatility assumption was determined by examining the historical volatilities for industry peers and the trading history for the Company’s common stock. For the three months ended March 31, 2012, volatility assumption was determined by examining the historical volatilities for industry peers only as the Company did not have sufficient trading history for the Company’s common stock during that period. The Company will continue to incorporate its historical stock price volatility and expected term assumption for future periods. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock option represents the weighted-average period the stock options are expected to remain outstanding and is based on the options vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Employee Stock-Based Compensation

The table below presents information related to stock option activity for the three months ended March 31, 2013, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	8,963,226	$0.47
Options granted	222,000	0.44
Options exercised	(67,883)	0.25
Options cancelled/forfeited/expired	(57,484)	5.17

Outstanding at March 31, 2013	9,059,859	$0.44	7.95	$2,766,154

Exercisable at March 31, 2013	4,581,528	$0.58	7.11	$1,428,388

Vested and expected to vest at March 31, 2013	8,307,485	$0.45	7.86	$2,545,426

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

As of March 31, 2013, there were warrants outstanding to purchase 649,688 shares of the Company’s common stock, with a weighted-average exercise price of $0.29 per share and an aggregate exercise price of $0.2 million.

The following table summarizes information about all warrants outstanding as of March 31, 2013:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.26	480,769	5.48	$0.26
$0.37	168,919	6.45	$0.37

	649,688	5.74	$0.29

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

Rent expense for the Company’s facilities was $491,000 and $517,000 for the three months ended March 31, 2013 and 2012, respectively. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $369,000 and $290,000 at March 31, 2013 and 2012, respectively, is included in the accompanying balance sheets.

As of March 31, 2013, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2013 (remainder of year)	$1,879
2014	2,581
2015	2,658
2016	2,738

Total minimum lease payments	$9,856

15. Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three months ended March 31, 2013 and the Company expects that its effective tax rate for the full year 2013 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of March 31, 2013 is $1.6 million related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Financial Statements and related Notes included in Item 1 of this Quarterly Report and the Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our products, known as PLAC® Tests, are designed to provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood, the PLAC Test ELISA Kit. The PLAC Test ELISA Kit is the only Lp-PLA2 blood test cleared by the FDA to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. We are currently commercializing the PLAC Test ELISA Kit in the US, Europe, Israel and Mexico and the PLAC Test for Lp-PLA2 Activity in Europe.

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

All references in this Annual Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

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

Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with SEC on March 11, 2013. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Results of Operations

For the Three Months Ended March 31, 2013 and 2012.

Revenues

	Three Months Ended March 31,		% Increase (Decrease)
	2013	2012	2012 to 2013
	(in thousands)
Revenues:
License revenue	$76	$76	—%
Royalty revenue	18	1,037	(98)%
Product sales	5,460	3,830	43%

Total net revenues	$5,554	$4,943	12%

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Three months ended
	March 31,
	2013	2012
United States	$5,426	$4,884
Europe	35	27
Rest of the world	93	32

	$5,554	$4,943

Revenues are generated from licensing fees, royalties earned, product sales, and contract arrangements. The accounting classification of product revenue as either royalties or product sales relates to the sales channels used by the Company, and as such, we believe that operating performance is most effectively evaluated by examining total net revenues.

The increase in net revenues of approximately $611,000 for the three months ended March 31, 2013 as compared to the same period in 2012 reflects an increased volume demand for our PLAC Test ELISA Kit offset by a decline in average sales price for our product. Starting in January 2013, the Company includes excise tax collected from customers in product sales. For the three months ended March 31, 2013, the Company recognized $105,000 in charged excise tax as product revenue and $0 for the three months ended March 31, 2012.

Our top customers in the three months ended March 31, 2013 accounted for 69% of our net revenues for the three months ended March 31, 2013, compared to 67%, for the same period in 2012. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue may fluctuate materially. Our largest customers are able to exert influence over our product pricing, which has led to a decline in average sales price in recent quarters. We do not expect downward price pressure for the remainder of the year.

Product Costs

	Three Months Ended March 31,		% Increase (Decrease)
	2013	2012	2012 to 2013
	(in thousands)
Product costs	$1,825	$1,719	6%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs increased $106,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase primarily reflects an increase in personnel and recruiting expenses of approximately $137,000 due to expansion of quality control and manufacturing teams, an increase in excise tax expense of approximately $115,000, and an increase in product-related materials and supplies costs of approximately $58,000 due to increased demand for our PLAC Tests. These cost increases were partially offset by a decrease of approximately $114,000 in royalty cost due to expiration of a royalty obligation in August 2012, a decrease of approximately $50,000 related to validation of second PLAC kits contract manufacturer, and a decrease of $42,000 in purchase of lab supplies.

Sales and Marketing Expenses

	Three Months Ended March 31,		% Increase (Decrease)
	2013	2012	2012 to 2013
	(in thousands)
Sales and marketing expenses	$1,950	$1,182	65%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses increased $768,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase primarily reflects an increase in personnel expenses of approximately $435,000 due to expansion of our sales and marketing team, an increase in professional fees of approximately $254,000 related to development of marketing materials, and an increase in travel and entertainment of approximately $69,000 due to higher headcount.

We expect our sales and marketing expenses to increase as we identify and hire additional personnel and as we develop and commercialize new pipeline diagnostic products to maintain and expand our position in the market for diagnostics in cardiovascular disease.

Research and Development Expenses

	Three Months Ended March 31,		% Increase (Decrease)
	2013	2012	2012 to 2013
	(in thousands)
Research and development expenses	$1,116	$1,292	(14)%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses decreased $176,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease primarily reflects a decrease in personnel costs of approximately $129,000, a reduction in expenses related to development of a second contract manufacturer for the PLAC kit of approximately $125,000, a reduction in expenses related to repair of lab equipment of approximately $22,000. These decreases were partly offset by an increase in costs related to the development of new diagnostic product pipeline of approximately $101,000.

We expect research and development costs will increase in the future reflecting staffing increases and new pipeline product development projects.

General and Administrative Expenses

	Three Months Ended March 31,		% Increase (Decrease)
	2013	2012	2012 to 2013
	(in thousands)
General and administrative expenses	$1,980	$1,976	—%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses increased $4,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase primarily reflects an increase in professional fees of approximately $87,000 due to an increase in expenses related to our year-end financial audit. This was partially offset by a reduction in recruiting expense related to hiring of Chief Financial Officer of approximately $75,000.

We expect general and administrative expenses to stay relatively unchanged in the near future.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended March 31,		% Increase (Decrease)
	2013	2012	2012 to 2013
	(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$2	$7	(71)%
Interest expense	(93)	(101)	(8)%
Other income (expense), net	243	(3)	(8,200)%

Total Interest and other income (expense)	$152	$(97)	(257)%

Interest income is derived from cash balances, short-term and long-term investments. Interest expense is based on outstanding debt obligations. Total interest and other income (expense) increased $249,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase primarily reflects a gain of approximately $243,000 from the sale of asset held-for-sale. Interest expense will continue as long as the loan is outstanding and will trend down as the loan is repaid.

Income Taxes

	Three Months Ended March 31,		% Increase (Decrease)
	2013	2012	2012 to 2013
	(in thousands)
Income tax provision	$(5)	$(3)	67%

We generated a net loss for the three months ended March 31, 2013 and had no federal income tax provision. Our effective tax rate was 0% for income tax for the three months ended March 31, 2013 and we expect that our effective tax rate for the full year 2013 will be 0%.

While we have substantial net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes, our ability to utilize certain of our net operating losses are limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code. At March 31, 2013, we had unrecognized tax benefits totaling $1.6 million.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of March 31, 2013, we had an accumulated deficit of $198.9 million, working capital of $12.6 million and stockholders’ equity of $7.8 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needs for operating activities and commitments for at least twelve months.

Cash, Cash Equivalents and Investments

As of March 31, 2013, we had cash, cash equivalents and short-term investments of $13.0 million, compared to $13.6 million at December 31, 2012. The decrease of $600,000 primarily reflects cash used in operating activities of $614,000.

Cash Flows from Operating Activities

Net cash used in operating activities was $614,000 for the three months ended March 31, 2013, and was primarily related to the net loss of $1.2 million, adjusted for non-cash items of $(243,000) of gain in sale of equipment and assets held for sale, $(142,000) in unfavorable lease amortization, $130,000 in depreciation and amortization, $127,000 in provision for rebate reserve, $114,000 in stock-based compensation, and $536,000 cash inflow related to changes in operating assets and liabilities.

Net cash used in operating activities was $833,000 for the three months ended March 31, 2012, and was primarily related to net loss of $1.3 million, adjusted for non-cash items of $124,000 in depreciation and amortization, and $375,000 cash inflows related to changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2013 was $528,000, primarily due to net investment maturities of $498,000 and proceeds from sale of assets of $109,000. This cash provided by investing activities was partially offset by $79,000 in purchases of property and equipment.

Net cash provided by investing activities in the three months ended March 31, 2012 was $2.5 million, primarily due to investment maturities of $3.5 million. This was partially offset by $498,000 in purchases of investments and $465,000 in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2013 of $16,000 consisted entirely of proceeds from stock option exercises.

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

If we breach any of these covenants or are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to achieve revenues equal to at least 80% of monthly projections approved by our Board of Directors and provided to the bank, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable, which would increase our liquidity requirements beyond the currently expected levels. If we are unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan. We are in compliance with all the debt covenants as of March 31, 2013.

In order to meet future liquidity needs, we may become reliant on additional equity and/or debt financing.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2013 are disclosed in the following table (in thousands):

	Total	2013(1)	2014	2015	2016
Debt obligations	$5,731	$508	$1,466	$1,400	$2,357
Operating lease obligations	9,856	1,879	2,581	2,658	2,738

Total contractual commitments	$15,587	$2,387	$4,047	$4,058	$5,095

(1)	Remainder of year.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of March 31, 2013, we had cash, cash equivalents and short-term investments of $13.0 million, consisting of cash, cash equivalents and certificates of deposit. The values of our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

During the three months ended March 31, 2013, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Projections of any evaluation of the effectiveness of a control system to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure system are met.

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

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top customers accounted for 67% and 68% of our accounts receivable as March 31, 2013 and December 31, 2012, respectively, and 69% and 67% of our revenue for the three months ended March 31, 2013 and 2012, respectively. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether we are able to grow our revenue from the PLAC Test for Lp-PLA2 Activity. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of customers, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers exert greater influence over our product pricing, which has led to a decline in average sales price in recent quarters. Such downward pressure on our pricing has the potential to continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business.

In addition, based on public statements from GlaxoSmithKline, we expect that GlaxoSmithKline will provide the first results from its darapladib Phase 3 trial in 2013. Our PLAC Test sales could be affected by the outcome and the timing of the Phase 3 darapladib results.

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

As of March 31, 2013, we had exclusive distribution agreements for our products in 27 countries, mostly in Europe, and we may enter into other similar arrangements in other countries in the future. Exclusive distribution arrangements limit our ability to directly, or indirectly through other distributors, address customers in those countries. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Tests for Lp-PLA2 Activity. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

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

Legislation both proposed and passed has had an impact on reimbursement levels for diagnostic services, including laboratory tests. For instance, in March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes a number of substantial changes to the way health care is financed by both governmental and private insurers. Among other things, the PPACA mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. A productivity adjustment also is made to the fee schedule payment amount. In addition, on February 22, 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which, among other things, mandated an additional change in Medicare reimbursement for clinical laboratory services. This legislation requires a rebasing of the Medicare clinical laboratory fee schedule to effect a 2% reduction in payment rates otherwise determined for 2013, which in turn will serve as a base for 2014 and subsequent years. Further, with respect to the PPACA changes, the legislation establishes an Independent Payment Advisory Board (“IPAB”) to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies, which may have a negative impact on payment rates for services, including clinical laboratory services, beginning in 2016, and for hospital services beginning in 2020. In addition, the PPACA provides for an excise tax on medical devices that will potentially increase our costs if we are unable to pass the taxes on to our customers and requires us to disclose all transfers of values to physicians and physician teaching institutions under the sunshine provisions of the PPACA. A failure to properly disclose such transfers could cause Medicare to impose penalties, including substantial financial sanctions on the Company.

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

The full impact on our business of the PPACA and the potential impact of the sequestration is uncertain. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was $198.9 million at March 31, 2013. For the three months ended March 31, 2013 and 2012, we incurred net losses of $1.2 million and $1.3 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Furthermore, there have been several cases involving patents claiming genetic materials and information, and diagnostic products and methods based on genetic materials and information that are pending in US courts or have been decided by the US Supreme Court that may impact our business. On March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the US Supreme Court issued an opinion holding that the processes claimed by Prometheus’ patent were not patent eligible because these processes—determining the relationships between concentrations of certain metabolites in the blood and the likelihood that a thiopurine drug dosage will prove ineffective or cause harm—merely apply laws of nature and are not themselves patentable. Additionally, a suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. The Federal Circuit issued a written decision on July 29, 2011 that reversed the US District Court for the Southern District of New York’s ruling that Myriad’s composition claims to “isolated” DNA molecules cover unpatentable subject matter. However, the Federal Court affirmed the District Court’s decision that Myriad’s method claims directed to simply “comparing” or “analyzing” DNA sequences without a “transformation” step are not patentable. The US Supreme Court granted certiorari in the Myriad case, vacated the Federal Circuit decision and remanded the case back to the Federal Circuit for further consideration of patentability in light of the Supreme Court’s decision in Mayo v. Prometheus. Upon remand the Court of Appeals for the Federal Circuit issued a written decision on August 16, 2012 maintaining that Myriad’s composition claims to “isolated” DNA molecules cover patentable subject matter and that Myriad’s method claims directed to “comparing” or “analyzing” DNA sequences without a “transformation” step are not patentable. Following appeal, the US Supreme Court heard oral arguments on April 15, 2013 to examine the question of whether human genes are patentable in its rehearing of the Myriad case. It is unknown what the outcome and impact of the decision in this case will bring with respect to the Company’s patents.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date: May 10, 2013	By:	/s/ Brian E. Ward
Brian E. Ward
President & Chief Executive Officer

Date: May 10, 2013	By:	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.