Form 10-Q
period 2013-06-30
diaDexus, Inc.
filed 2013-08-08
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 54,206,637 as of August 2, 2013.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$11,970	$12,851
Short-term investment securities	—	747
Accounts receivable, net of allowance for doubtful accounts and rebate reserve of $128 at June 30, 2013 and $0 at December 31, 2012	2,625	2,789
Inventories	234	134
Assets held for sale	—	300
Prepaid expenses and other current assets	1,178	871

Total current assets	16,007	17,692
Restricted cash	1,400	1,400
Property and equipment, net	1,045	1,250
Other long-term assets	107	142

Total assets	$18,559	$20,484

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$435	$469
Notes payable, current portion	900	272
Deferred revenues, current portion	311	317
Deferred rent, current portion	13	—
Unfavorable lease obligations	641	588
Accrued and other current liabilities	1,808	1,953

Total current liabilities	4,108	3,599
Non-current portion of notes payable	4,013	4,621
Non-current portion of deferred revenue	73	225
Non-current portion of deferred rent	362	363
Non-current portion of unfavorable lease obligation	2,135	2,475
Other long term liabilities	372	346

Total liabilities	11,063	11,629

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,206,637 and 53,890,314 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	542	539
Additional paid-in capital	206,302	206,048
Accumulated deficit	(199,348)	(197,732)

Total stockholders’ equity	7,496	8,855

Total liabilities and stockholders’ equity	$18,559	$20,484

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues:
License revenue	$77	$77	$153	$153
Royalty revenue	—	1,037	18	2,074
Product sales	6,141	4,002	11,601	7,832

Total revenues	6,218	5,116	11,772	10,059

Operating costs and expenses:
Product costs	1,890	1,598	3,715	3,317
Sales and marketing	1,972	1,450	3,922	2,632
Research and development	1,147	1,093	2,263	2,385
General and administrative	1,667	1,704	3,647	3,680

Total operating costs and expenses	6,676	5,845	13,547	12,014

Loss from operations	(458)	(729)	(1,775)	(1,955)
Interest income, interest expense and other income (expense), net:
Interest income	—	4	2	11
Interest expense	(92)	(102)	(185)	(203)
Other income (expense), net	104	—	347	(3)

Loss before income tax	(446)	(827)	(1,611)	(2,150)
Income tax	—	—	(5)	(3)

Net loss	$(446)	$(827)	$(1,616)	$(2,153)

Basic and diluted net loss per share:	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares used in computing basic and diluted net loss per share	54,206,637	53,067,793	54,055,972	53,067,419

Comprehensive loss:
Net change in unrealized gain/(loss) on available-for-sale securities	—	—	—	4

Comprehensive loss	$(446)	$(827)	$(1,616)	$(2,149)

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Operating activities:
Net loss	$(1,616)	$(2,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on disposal of property and equipment and assets held for sale	(347)	2
Depreciation and amortization	266	254
Stock-based compensation	239	164
Amortization on investments	—	21
Provision for rebate reserve (reversal)	123	—
Provision for doubtful account (reversal)	5	(20)
Noncash other interest expense	15	14
Noncash interest associated with notes payable	48	68
Inventory written off	—	4
Unfavorable lease	(287)	(240)
Changes in operating assets and liabilities
Accounts receivable	36	41
Inventory	(100)	(114)
Prepaid expenses, other current assets and other long-term assets	152	191
Accounts payable	10	(239)
Accrued liabilities and other long term liabilities	(142)	(335)
Deferred rent	12	48
Deferred revenue	(158)	(143)

Net cash used in operating activities	(1,744)	(2,437)

Investing activities:
Purchases of property and equipment	(128)	(546)
Proceeds from sales of assets	225	2
Restricted cash	—	400
Maturities of available-for-sale investments	747	5,471
Purchases of available-for-sale investments	—	(996)

Net cash provided by investing activities	844	4,331

Financing activities:
Proceeds from issuance of common stock	19	—

Net cash provided by financing activities	19	—

Net increase (decrease) in cash and cash equivalents	(881)	1,894
Cash and cash equivalents, beginning of period	12,851	10,484

Cash and cash equivalents, end of period	$11,970	$12,378

Supplemental disclosure:
Cash paid for interest	$131	$135
Disposal of assets held for sale in prepaid expenses and other current assets	$442	$—
Net change in accounts payable from acquisition of property and equipment	$(48)	$(57)
Net change in accrued liabilities from acquisition of property and equipment	$(19)	$(200)
Proceeds from issuance of common stock in other receivables	$—	$9

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

PLAC ELISA Test

The Company introduced its initial PLAC Test ELISA Kit product in 2004. The PLAC Test ELISA Kit uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exists only at large and midsize clinical reference laboratories and large hospitals, which must be certified by the US Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC Test ELISA Kit for their patients from those institutions that are able to perform microplate tests and offer the PLAC Test ELISA Kit. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis. The Company markets the PLAC Test ELISA Kit primarily in the United States and Europe.

PLAC Activity Test

The Company introduced the PLAC Test for Lp-PLA2 Activity in Europe in March 2012. This PLAC Test for Lp-PLA2 Activity is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. The PLAC Test for Lp-PLA2 Activity allows for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology. This clinical chemistry technology is more prevalent than the microplate technology used for the PLAC Test ELISA Kit and is less difficult to operate, such that a broader array of institutions can conduct the test. This group includes clinical laboratories and hospitals of all sizes and physician operated laboratories (“POLs”). In addition, the sample handling requirements are much less stringent for the PLAC Test for Lp-PLA2 Activity compared to the PLAC Test ELISA Kit, allowing greater ease of use for those facilities processing specimens. The Company currently markets the PLAC Test for Lp-PLA2 Activity primarily in Europe for use in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company affixed the CE marking for this intended use by self-certification in January 2012. The Company plans to pursue 510(k) clearance for this test from the FDA and eventually commercialize this assay format in the United States if the Company obtains FDA clearance.

Pipeline

The Company started a strategic business development process in the second half of 2012, to identify new biomarker assays in the cardiovascular space, for development and sale through our existing channels. The Company continues to anticipate being able to provide an update on this strategic development effort by December 2013.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with the December 31, 2012 audited financial statements and include all adjustments, consisting of normal recurring adjustments, that are necessary to fairly state the Company’s financial position as of June 30, 2013, results of operations for both the three and six months ended June 30, 2013 and cash flows for the six months ended June 30, 2013. Starting in January 2013, the Company includes excise tax collected from customer product sales. The Company recognized $109,000 and $132,000 in charged excise tax within product revenue and product costs, respectively, for the three months ended June 30, 2013, and $214,000 and $253,000, respectively, for the six months ended June 30, 2013. For both the three and six months ended June 30, 2012, there was no excise tax recognized within product revenue and product costs.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2013, and have not changed as of June 30, 2013.

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

The following is a summary of cash, cash equivalents, and available-for-sale securities at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$4,923	$—	$—	$4,923
Money market funds	7,047	—	—	7,047

Total cash and cash equivalents	$11,970	$—	$—	$11,970

	December 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,054	$—	$—	$6,054
Money market funds	6,797	—	—	6,797

Total cash and cash equivalents	$12,851	$—	$—	$12,851

Available-for-sale marketable securities:
Certificates of deposits	747	—		747

Total available-for-sale marketable securities	$747	$—	$—	$747

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements
	Balance at June 30, 2013	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$4,923	$4,923	$—	$—
Money market funds	7,047	7,047	—	—
Restricted cash	1,400	—	1,400	—

	$13,370	$11,970	$1,400	$—

		Fair Value Measurements
	Balance at December 31, 2012	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$6,054	$6,054	$—	$—
Money market funds	6,797	6,797	—	—
Certificates of deposit	747	—	747	—
Restricted cash	1,400	—	1,400	—

	$14,998	$12,851	$2,147	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of June 30, 2013, the notes payable is carried at face value of $5.0 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Finished goods	$174	$61
Raw materials	60	73

	$234	$134

5. Assets Held For Sale

Prior to the period reflected in this report, the Company had committed to a plan to sell the equipment related to its manufacturing facility and had determined that these assets met the criteria for, and had been classified as, “held for sale” in accordance with ASC Topic 360. The market approach was used in determining the fair market value of these assets.

Total assets held for sale as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

		Fair Value Measurements
Description	Carrying Value at June 30, 2013	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2013 Total Gains (Losses)
Assets held for sale	$—	$—	$—	$—	$	$347

	Fair Value Measurements
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2012 Total Gains (Losses)
Assets held for sale	$300	$—	$—	$300	$—

The measurement of the assets held for sale at fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. In 2012, the Company signed an agreement to sell the assets for $695,000, net of disposal costs. All assets were transferred and sold to the purchaser as of June 30, 2013 and the Company recognized gains of $104,000 and $347,000 included in the statement of comprehensive loss for the three and six months ended June 30, 2013, respectively.

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

Office and laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Laboratory equipment	$3,196	$3,149
Leasehold improvements	602	602
Computer and software	374	361
Furniture and fixtures	181	180

	4,353	4,292
Less: Accumulated depreciation and amortization	(3,308)	(3,042)

	$1,045	$1,250

Depreciation and amortization expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively, and $0.2 million and $0.3 million, respectively, for the same periods in 2012.

7. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Accrued payroll and related expenses	$1,080	$1,220
Accrued consulting expense	129	122
Accrued sales and excise tax	87	60
Accrued royalty expenses	60	118
Accrued collaborative research obligations	58	22
Accrued legal and patent expense	47	87
Accrued property and equipment	8	27
Accrued audit fees	—	73
Other current liabilities	339	224

Total accrued and other current liabilities	$1,808	$1,953

8. Concentration of Credit Risk

Revenues from the following customers represented a significant portion of total revenue for the three and six months ended June 30, 2013 and 2012 and accounts receivable as of June 30, 2013 and December 31, 2012:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Customer A	41%	42%	44%	45%	46%	34%
Customer B	14%	13%	13%	13%	7%	14%
Customer C	9%	6%	9%	6%	7%	2%
Customer D	6%	3%	6%	3%	9%	10%
Customer E	6%	7%	6%	6%	9%	10%

Total	76%	71%	78%	73%	78%	70%

9. Notes Payable

In September 2011, the Company entered into a Loan and Security Agreement with Comerica Bank to borrow up to $5,000,000, the entire amount of which was borrowed at a rate of 5.25% per annum. Prior to the amendment described below, the loan was payable in 36 monthly installments which were to begin in October 2012, with interest only payments being made from October 2011 to September 2012. The Company paid an initial fee of $25,000 for access to this loan and will be required to pay an additional fee of $100,000 following repayment of the loan. The Company may prepay all, but not less than all, of the loaned amount with 30 days advance notice to Comerica. In connection with the loan, the Company issued a warrant to Comerica to purchase 480,769 shares of the Company’s common stock. The warrant has an exercise price of $0.26 per share and expires in September 2018 (Note 13).

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

The Loan and Security Agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, achieve at least 80% of specified monthly revenue projections calculated on a trailing three months basis, maintain primary depository and operating accounts with the bank, maintain liability and other insurance, and provide security interests to the bank in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provide, among other things, that without the prior consent of the bank, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The Loan and Security Agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of the bank, following the occurrence of an event of default, which would require the Company to pay to the bank an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, and (iii) all other sums that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of June 30, 2013, the Company was in compliance with all the covenants.

In September 2012, the Company and Comerica Bank entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan and Security Agreement”). The Amended Loan and Security Agreement extends the interest-only payment period for an additional twelve months, through September 23, 2013, and extends the maturity date for an additional twelve months, to September 23, 2016. The Amended Loan and Security Agreement also reduces the monthly principal payments by amortizing the loan over a 48 month basis, resulting in an increased balloon payment of principal on the maturity date. The Company paid a fee of $50,000 for access to the Amended Loan and Security Agreement. Pursuant to the Amended Loan and Security Agreement, the Company issued a warrant to Comerica to purchase 168,919 shares of its common stock. The warrant has an exercise price of $0.37 per share and will expire on September 11, 2019 (Note 13).

The Company accounted for the Amended Loan and Security Agreement as a debt modification since the terms of the original Loan and Security Agreement and the Amended Loan and Security Agreement were not substantially different, and the present value of cash flows of the modified instrument was within 10% of the cash flows of the original debt instrument. Accordingly, debt discount of $48,000 associated with the Amended Loan and Security Agreement, and unamortized debt discount of $72,000 from the original Loan and Security Agreement will be amortized as an adjustment of interest expense over the term of the Amended Loan and Security Agreement using the effective interest method.

As of June 30, 2013, future minimum payments for the notes payable are as follows (in thousands):

2013 (remainder of year)	$443
2014	1,466
2015	1,400
2016	2,357

Total minimum payments	5,666
Less: Amount representing interest	(666)

Present value of minimum payments	5,000
Less: Unamortized debt discount	(87)

Notes payable, net	4,913
Less: Notes payable, current portion	(900)

Non-current portion of notes payable	$4,013

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

The effect of the options and warrants was anti-dilutive for the six months ended June 30, 2013 and 2012. The following table shows the total outstanding securities considered anti-dilutive, and therefore excluded from the computation of diluted net loss per share (in thousands):

	As of June 30,
	2013	2012
Options to purchase common stock	9,078	9,763
Warrants to purchase common stock	650	481

Total	9,728	10,244

12. Stock-Based Compensation

Stock Option Plans

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 3,000,000 shares of common stock authorized for issuance. On May 17, 2012, all shares of common stock that remained available for issuance under the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Director Stock Option Plan (the “Director Plan”) were added to the shares reserved under the 2012 Plan. In addition, pursuant to the 2012 Plan, any shares of common stock subject to awards previously granted under the 1996 Plan, the Director Plan and certain non-plan option agreements entered into with certain individuals as of March 31, 2012 that terminate, expire or lapse will become available for issuance under the 2012 Plan. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. As of June 30, 2013, options to purchase 2,182,100 shares of common stock were outstanding and 3,172,325 shares were available for issuance under the 2012 Plan.

1996 Stock Option Plan

The 1996 Plan initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the 1996 Plan were designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options could vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant. On May 17, 2012, the 1996 Plan was terminated in connection with the effectiveness of the 2012 Plan. All 1,555,492 shares that were available for issuance under the 1996 Plan were transferred to the 2012 Plan, and the 6,398,904 shares that were subject to awards outstanding under the 1996 Plan remained outstanding pursuant to the terms of the 1996 Plan. As of June 30, 2013, options to purchase 3,107,909 shares of common stock were outstanding pursuant to the terms of the 1996 Plan.

1998 Director Stock Option Plan

The Director Plan for non-employee directors had 300,000 shares of common stock authorized for issuance. On May 17, 2012, the Director Plan was terminated in connection with the effectiveness of the 2012 Plan. All 130,000 shares that were available for issuance under the Director Plan were transferred to the 2012 Plan, and the 170,000 shares that were subject to awards outstanding under the Director Plan remained outstanding pursuant to the terms of the Director Plan. As of June 30, 2013, options to purchase 110,000 shares of common stock were outstanding pursuant to the terms of the Director Plan.

Non-Plan Grants

In October 2004, the Company granted non-qualified stock options to purchase 30,000 shares of common stock outside of the Company’s stock option plans to its former director with an exercise price of $12.27 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2013, all of these options remained outstanding.

In September 2011, the Company granted non-qualified stock options to purchase 1,530,000 shares of common stock outside of the Company’s stock option plans to its current Chief Executive Officer with an exercise price of $0.25 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2013, all of these options remained outstanding.

In October 2011, the Company granted non-qualified stock options to purchase 1,130,000 shares of common stock outside of the Company’s stock option plans to its current Chief Business Officer with an exercise price of $0.26 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2013, 1,060,879 of these options remained outstanding.

On February 1, 2012, the Company granted non-qualified stock options to purchase 1,060,000 shares of common stock outside of the Company’s stock option plans to its current Chief Financial Officer with an exercise price of $0.28 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2013, 1,057,460 of these options remained outstanding.

The following table summarizes stock compensation expense related to employee stock options and employee stock-based compensation for the three and six months ended June 30, 2013 and 2012, which was incurred as follows (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock compensation expense:
Product costs	$6	$3	$10	$5
Research and development	30	14	54	31
Sales and marketing	32	16	58	29
General and administrative	57	54	117	99

Total stock compensation expense	$125	$87	$239	$164

Stock-based compensation expense recognized during the three and six months ended June 30, 2013 and 2012 includes compensation expense for stock-based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of June 30, 2013, the total remaining unrecognized cost was approximately $0.7 million to be recognized over approximately three years.

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend yield	0.0%	—	0.0%	0.0%
Risk-free interest rate	0.70%	—	0.68%	0.49%
Expected volatility	86.21%	—	91.48%	96.65%
Forfeiture rate	13.90%	—	13.90%	13.24%
Expected term (years)	4.06	—	4.06	4.12
Fair value per share at grant date	$0.47	—	$0.42	$0.19

For the three and six months ended June 30, 2013, volatility assumption was determined by examining the historical volatilities for industry peers and the trading history for the Company’s common stock. For the three and six months ended June 30, 2012, volatility assumption was determined by examining the historical volatilities for industry peers only as the Company did not have sufficient trading history for the Company’s common stock during that period. The Company will continue to incorporate its historical stock price volatility and expected term assumption for future periods. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Employee Stock-Based Compensation

The table below presents information related to stock option activity for the six months ended June 30, 2013, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	8,963,226	$0.47
Options granted	678,910	0.65
Options exercised	(506,304)	0.26
Options cancelled/forfeited/expired	(57,484)	5.17

Outstanding at June 30, 2013	9,078,348	$0.46	8.19	$4,153,449

Exercisable at June 30, 2013	4,749,071	$0.57	7.72	$2,290,181

Vested and expected to vest at June 30, 2013	8,342,068	$0.47	8.13	$3,856,506

13. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy and to vendors in order to reduce costs. In connection with the Loan and Security Agreement the Company entered into with Comerica bank (Note 9) in September 2011, the Company issued a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share. The warrant expires in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. Through August 2012, the discount was amortized to interest expense using the effective interest rate method over the 48-month term of the original loan. As of September 2012, and in connection with the Amended Loan and Security Agreement (Note 9), the unamortized discount will be recognized over the remaining term of the amended loan, which matures in September 2016.

In connection with the Amended Loan Agreement, the Company issued a warrant to purchase 168,919 shares of the Company’s common stock, at an exercise price of $0.37 per share. This warrant expires in September 2019. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.87%, risk-free interest rate of 1.03%, exercise price of $0.37 and an expected life of 7 years. The fair value of the warrant was determined to be $48,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount is being amortized to interest expense using the effective interest rate method over the remaining term of the amended loan which matures in September 2016.

As of June 30, 2013, there were warrants outstanding to purchase 649,688 shares of the Company’s common stock, with a weighted-average exercise price of $0.29 per share and an aggregate exercise price of $0.2 million.

The following table summarizes information about all warrants outstanding as of June 30, 2013:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.26	480,769	5.24	$0.26
$0.37	168,919	6.20	$0.37

	649,688	5.49	$0.29

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

Rent expense for the Company’s facilities was $487,000 and $978,000 for the three and six months ended June 30, 2013, respectively, and $449,000 and $966,000, respectively, for the same periods in 2012. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $375,000 and $363,000 at June 30, 2013 and December 31, 2012, respectively, is included in the accompanying balance sheets.

As of June 30, 2013, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2013 (remainder of year)	$1,252
2014	2,581
2015	2,658
2016	2,738

Total minimum lease payments	$9,229

15. Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for both the three and six months ended June 30, 2013 and the Company expects that its effective tax rate for the full year 2013 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of June 30, 2013 is $1.6 million related to the reserve on research and development credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

Our products, known as PLAC® Tests, are designed to provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood, the PLAC Test ELISA Kit. The PLAC Test ELISA Kit is the only Lp-PLA2 blood test cleared by the FDA to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. We are currently commercializing the PLAC Test ELISA Kit primarily in the United States and Europe and the PLAC Test for Lp-PLA2 Activity primarily in Europe.

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

We entered into a Loan and Security Agreement with Comerica Bank in September 2011, which was amended in September 2012. The amended Loan and Security Agreement contains certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and security interests in our assets. We cannot assure you that we will be able to raise any such additional funding in a timely manner if we require funds.

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

Results of Operations

For the Three and Six Months Ended June 30, 2013 and 2012.

Revenues

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Revenues:
License revenue	$77	$77	—%	$153	$153	—%
Royalty revenue	—	1,037	(100)%	18	2,074	(99)%
Product sales	6,141	4,002	53%	11,601	7,832	48%

Total revenues	$6,218	$5,116	22%	$11,772	10,059	17%

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	$6,039	$5,044	$11,465	$9,928
Europe	114	67	162	94
Rest of the world	65	5	145	37

	$6,218	$5,116	$11,772	$10,059

Revenues are generated from licensing fees, royalties earned, product sales, and contract arrangements. The accounting classification of product revenue as either royalties or product sales relates to the sales channels used by the Company, and as such, we believe that operating performance is most effectively evaluated by examining total revenues.

The increase in revenues of approximately $1.1 million for the three months ended June 30, 2013 and $1.7 million for the six months ended June 30, 2013 as compared to the same periods in 2012 reflects an increased volume demand for our PLAC Test ELISA Kit, offset by a decline in average sales price for our product. Starting in January 2013, the Company includes excise tax collected from customers in product sales. For the three and six months ended June 30, 2013, the Company recognized $109,000 and $214,000, respectively, in charged excise tax as product revenue, and $0 for the same periods in 2012.

Our top five customers accounted for 76% and 78% of our revenues for the three and six months ended June 30, 2013, respectively, compared to 71% and 73%, respectively, for the same periods in 2012. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue through the end of 2013 may fluctuate materially. Our largest customers are able to exert influence over our product pricing, which led to a decline in average sales price in past quarters. We do not expect downward price pressure to continue.

Operating Costs and Expenses

Product Costs

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Product costs	$1,890	$1,598	18%	$3,715	$3,317	12%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs increased $292,000 for the three months ended June 30, 2013 as compared to the same period in 2012. This increase primarily reflects an increase in product-related materials and supplies costs of approximately $170,000 due to increased demand for our PLAC Tests, an increase in excise tax expense of approximately $132,000, and an increase in personnel expense of approximately $122,000 due to expansion of quality control and manufacturing teams. These cost increases were partially offset by a decrease of approximately $129,000 in royalty cost due to expiration of a royalty obligation in August 2012.

Product costs increased $398,000 for the six months ended June 30, 2013 as compared to the same period in 2012. This increase primarily reflects an increase in personnel and recruiting costs of approximately $261,000 due to expansion of quality control and manufacturing teams, an increase in excise tax of approximately $253,000 and an increase in product-related materials and supplies costs of approximately $122,000 due to increased demand for our PLAC Tests. These cost increases were partially offset by a decrease of approximately $243,000 in royalty cost due to expiration of royalty obligation in August 2012.

We expect product costs to continue to increase due to volume demand growth for our PLAC Tests, partially offset by production economies of scale.

Sales and Marketing Expenses

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Sales and marketing expenses	$1,972	$1,450	36%	$3,922	$2,632	49%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses increased $522,000 for the three months ended June 30, 2013 as compared to the same period in 2012. This increase primarily reflects higher personnel expenses of approximately $453,000 due to expansion of our sales and marketing team, an increase of approximately $97,000 related to increased marketing activities and development of marketing materials, and an increase in travel and entertainment of approximately $37,000 due to higher headcount. These cost increases were partially offset by a decrease in collaborative studies expense of approximately $59,000 related to expansion of product label claim of our PLAC Tests.

Sales and marketing expenses increased $1.3 million for the six months ended June 30, 2013 as compared to the same period in 2012. The increase primarily reflects an increase in personnel costs of approximately $1.0 million due to an expansion of our sales and marketing team, an increase of approximately $229,000 related to increased marketing activities and development of marketing materials, and an increase in travel and entertainment of approximately $106,000 due to higher headcount. These cost increases were partially offset by a decrease in collaborative studies expense of approximately $86,000 related to exploratory label claim expansion of our PLAC Tests.

We expect our sales and marketing expenses to increase as we identify and hire additional personnel and as we develop and commercialize a pipeline of new diagnostics products to maintain and expand our position in the market for diagnostics in cardiovascular disease.

Research and Development Expenses

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Research and development expenses	$1,147	$1,093	5%	$2,263	$2,385	(5)%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses increased $54,000 for the three months ended June 30, 2013 as compared to the same period in 2012. This increase primarily reflects an increase of approximately $57,000 related to development of a diagnostic product pipeline.

Research and development expenses decreased $122,000 for the six months ended June 30, 2013 as compared to the same period in 2012. This decrease primarily reflects a reduction in expenses related to development of a second contract manufacturer in 2012 for the PLAC kit of approximately $125,000, a reduction in personnel and severance costs of approximately $111,000 due principally to employee turnover in 2012. These cost decreases were partially offset by an increase in costs related to the development of a new diagnostics product pipeline of approximately $115,000.

We expect research and development costs will increase in the future reflecting staffing increases and development study increases as we develop new pipeline product development projects.

General and Administrative Expenses

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
General and administrative expenses	$1,667	$1,704	(2)%	$3,647	$3,680	(1)%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses decreased $37,000 for the three months ended June 30, 2013 as compared to the same period in 2012. This decrease primarily reflects a decrease in professional fees such as legal and investor relations expense of approximately $171,000. This cost decrease was partially offset by an increase in costs related to upgrading our information technology infrastructure of approximately $77,000, an increase in accrued compensation of approximately $33,000, and an increase in travel and entertainment of approximately $29,000.

General and administrative expenses decreased $33,000 for the six months ended June 30, 2013 as compared to the same period in 2012. This decrease primarily reflects a one-time recruiting expense of approximately $75,000 related to the hiring of the Chief Financial Officer in 2012, and costs associated with our move to 349 Oyster Point of approximately $25,000. These cost decreases were partly offset by an increase in professional fees of approximately $33,000 primarily related to new healthcare regulatory compliance, an increase in expenses related to staff training and development of approximately $23,000, and an increase in stock-based compensation expense of approximately $17,000 attributable to a higher stock price.

We expect general and administrative expenses to stay relatively unchanged in the near future.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$—	$4	100%	$2	$11	(82)%
Interest expense	(92)	(102)	(10)%	(185)	(203)	(9)%
Other income (expense), net	104	—	*	347	(3)	(117)%

Total interest and other income (expense)	12	(98)	(112)%	164	(195)	(184)%

*	Result not meaningful

Interest income is derived from cash balances and short-term and long-term investments. Interest expense is based on outstanding debt obligations. Total interest and other income (expense) increased $110,000 for the three months ended June 30, 2013 as compared to the same period in 2012. This increase primarily reflects a gain of approximately $104,000 from the sale of assets held-for-sale.

Total interest and other income (expense) increased $359,000 for the six months ended June 30, 2013 as compared to the same period in 2012. This increase primarily reflects a gain of approximately $347,000 from the sale of assets held-for-sale.

Interest expense will continue as long as the loan is outstanding and will trend down as the loan is repaid.

Income Taxes

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Income tax provision	$—	$—	—%	$(5)	$(3)	67%

We generated net loss for the three and six months ended June 30, 2013 and had no federal income tax provision. Our effective tax rate was 0% for income tax for each of the three and six months ended June 30, 2013 and we expect that our effective tax rate for the full year 2013 will be 0%. In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. At June 30, 2013, we had unrecognized tax benefits totaling $1.6 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Code.

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

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of our products, to fund our operations. As of June 30, 2013, we had an accumulated deficit of $199.3 million, working capital of $11.9 million and stockholders’ equity of $7.5 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needs for operating activities and commitments for at least twelve months.

Cash, Cash Equivalents and Investments

As of June 30, 2013, we had cash, cash equivalents and short-term investments of $12.0 million, compared to $13.6 million at December 31, 2012. The decrease of $1.6 primarily reflects cash used in operating activities of $1.7 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2013, and was primarily related to the net loss of $1.6 million, adjusted for non-cash items of $(347,000) of gain in sale of equipment and assets held for sale, $(287,000) in unfavorable lease amortization, $239,000 in stock-based compensation expense, $266,000 in depreciation and amortization, $123,000 in provision for rebate reserve, and $(190,000) cash outflow related to changes in operating assets and liabilities.

Net cash used in operating activities was $2.4 million for the six months ended June 30, 2012, and was primarily related to net loss of $2.2 million, adjusted for non-cash items of $0.3 million in depreciation and amortization, $0.2 million in stock-based compensation expense, $0.2 million in unfavorable lease amortization and $0.6 million cash outflow related to changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities in the six months ended June 30, 2013 was $844,000, primarily due to net investment maturities of $747,000 and proceeds from sale of assets of $225,000. This cash provided by investing activities was partially offset by $128,000 in purchases of property and equipment.

Net cash provided by investing activities in the six months ended June 30, 2012 was $4.3 million, primarily due to investment maturities of $5.5 million and restricted cash release of $0.4 million. This was partially offset by $1.0 million in purchases of investments and $0.5 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2013 was $19,000, reflecting proceeds from stock option exercises.

Other Information

Our future capital requirements will depend primarily upon our ability to maintain and grow our current product revenues, to develop and commercialize new products, to manage our obligations under real estate leases, and to improve our reimbursement prospects from third-party payors, including:

•	Our ability to obtain regulatory clearance for the PLAC Test for Lp-PLA2 Activity in the United States;

•	The rate of product adoption by laboratories and doctors;

•	Our ability to expand commercialization of the PLAC Test for Lp-PLA2 Activity in Europe and other regions or countries; and

•	The third-party payor community’s acceptance of and reimbursement for the PLAC Tests.

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

In September 2011, we entered into a Loan and Security Agreement with Comerica Bank, which was amended in September of 2012 (see Note 9 of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q). This agreement contains various covenants.

If we breach any of these covenants or are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to achieve revenues equal to at least 80% of monthly projections approved by our Board of Directors and provided to Comerica, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, Comerica could elect to declare all amounts outstanding to be immediately due and payable, which would increase our liquidity requirements beyond the currently expected levels. If we are unable to repay those amounts, Comerica could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan. We are in compliance with all the debt covenants as of June 30, 2013.

In order to meet future liquidity needs, we may become reliant on additional equity and/or debt financing.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2013 are disclosed in the following table (in thousands):

	Total	2013(1)	2014	2015	2016
Debt obligations	$5,666	$443	$1,466	$1,400	$2,357
Operating lease obligations	9,229	1,252	2,581	2,658	2,738

Total contractual commitments	$14,895	$1,695	$4,047	$4,058	$5,095

(1)	Remainder of year.

Off-Balance Sheet Arrangements

None.

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

As of June 30, 2013, we had cash and cash equivalents of $12.0 million which consisted of cash and highly liquid money market funds.

During the six months ended June 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market our PLAC Test for Lp-PLA2 Activity. This assay measures the activity levels of the Lp-PLA2 enzyme in the blood, while the PLAC Test currently marketed in the United States utilizes an ELISA method that measures the concentration of the enzyme. The PLAC Test for Lp-PLA2 Activity is capable of running on automated, high throughput clinical chemistry analyzers unlike the current PLAC Test ELISA Kit. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Tests market and revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We plan to develop a new submission. We are in the process of identifying completed clinical trials acceptable to the FDA from which blood samples of patient cohorts may be obtained and then tested to demonstrate the effectiveness of the PLAC Test for Lp-PLA2 Activity.

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

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top five customers accounted for 78% and 70% of our accounts receivable as June 30, 2013 and December 31, 2012, respectively, and 78% and 73% of our revenue for the six months ended June 30, 2013 and 2012, respectively. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether we are able to grow our revenue from the PLAC Test for Lp-PLA2 Activity. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of customers, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers exert greater influence over our product pricing, which led to a decline in average sales price in past quarters. Conversely, recent success on the efforts related to reimbursement may or may not have an impact on pricing. Nevertheless, such downward pressure on our pricing has the potential to continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business.

Based on public statements from GlaxoSmithKline, we expect that GlaxoSmithKline will provide the first results from its darapladib Phase 3 trial in 2013. Our PLAC Test sales could be affected by the outcome and the timing of the Phase 3 darapladib results.

As of July 2013, GlaxoSmithKline publicly disclosed that it will provide top line results from their first darapladib Phase 3 trial, STABILITY, before the end of 2013. The outcomes of this trial may or may not increase or decrease the adoption and sales of our PLAC Test and we are unable to predict the timing and potential impact of those results.

We rely on two manufacturers to supply materials our PLAC Test ELISA Kit and a limited number of vendors and suppliers to obtain materials for the manufacture of our products. If these manufacturers are unable to deliver our products or these vendors and suppliers are unable to deliver our materials in a timely manner, or at all, we may be unable to meet demand, which would have a material adverse effect on our business.

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

As of June 30, 2013, we had exclusive distribution agreements for our products in 23 countries, mostly in Europe, and we may enter into other similar arrangements in other countries in the future. Exclusive distribution arrangements limit our ability to directly, or indirectly through other distributors, address customers in those countries. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Tests for Lp-PLA2 Activity. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve the targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, thereby triggering the legislation’s automatic reduction to several government programs. These automatic budget triggers have been commonly referred as the sequestration process. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.

The full impact on our business of the PPACA and the potential impact of the sequestration process is uncertain. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products.

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

In September 2011, we entered into a Loan and Security Agreement with Comerica Bank, which was amended effective September 2012 (the “Amended Loan and Security Agreement”). The Amended Loan and Security Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

If we breach any of these covenants, are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to achieve revenues equal to at least 80% of monthly projections approved by our Board of Directors and provided to Comerica, and our failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, Comerica could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay those amounts, Comerica could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was $199.3 million at June 30, 2013. For the six months ended June 30, 2013 and 2012, we incurred net losses of $1.6 million and $2.2 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Furthermore, there have been several cases involving patents claiming genetic materials and information, and diagnostic products and methods based on genetic materials and information that are pending in US courts or have been decided by the US Supreme Court that may impact our business. On March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the US Supreme Court issued an opinion holding that the processes claimed by Prometheus’ patent were not patent eligible because these processes—determining the relationships between concentrations of certain metabolites in the blood and the likelihood that a thiopurine drug dosage will prove ineffective or cause harm—merely apply laws of nature and are not themselves patentable. On June 13, 2013 in Association for Molecular Pathology et al.v. Myriad Genetics, Inc., et al. the US Supreme Court issued an opinion holding that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated, but cDNA is patent eligible because it is not naturally occurring. It is unknown what the impact of the decisions in these cases will bring with respect to the Company’s patents.

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

diaDexus, Inc.

Date: August 8, 2013	By:	/s/ Brian E. Ward
Brian E. Ward
President & Chief Executive Officer

Date: August 8, 2013	By:	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.