Form 10-Q
period 2013-09-30
diaDexus, Inc.
filed 2013-11-05
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 54,725,685 as of October 31, 2013.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,176	$12,851
Short-term investment securities	—	747
Accounts receivable	2,777	2,789
Inventories	567	134
Assets held for sale	—	300
Prepaid expenses and other current assets	938	871

Total current assets	16,458	17,692
Restricted cash	1,400	1,400
Property and equipment, net	1,005	1,250
Other long-term assets	92	142

Total assets	$18,955	$20,484

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$641	$469
Notes payable, current portion	1,214	272
Deferred revenues, current portion	306	317
Deferred rent, current portion	32	—
Unfavorable lease obligations	669	588
Accrued and other current liabilities	2,330	1,953

Total current liabilities	5,192	3,599
Non-current portion of notes payable	3,709	4,621
Non-current portion of deferred revenue	—	225
Non-current portion of deferred rent	349	363
Non-current portion of unfavorable lease obligation	1,958	2,475
Other long term liabilities	385	346

Total liabilities	11,593	11,629
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 19,979,500 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,698,713 and 53,890,314 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	547	539
Additional paid-in capital	206,517	206,048
Accumulated deficit	(199,702)	(197,732)

Total stockholders’ equity	7,362	8,855

Total liabilities and stockholders’ equity	$18,955	$20,484

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues:
Product sales	$6,314	$4,943	$17,915	$12,775
Royalty revenue	—	279	18	2,353
License revenue	76	76	229	229

Total revenues	6,390	5,298	18,162	15,357

Operating costs and expenses:
Product costs	1,753	1,558	5,468	4,875
Sales and marketing	1,749	1,297	5,671	3,929
Research and development	1,252	912	3,515	3,297
General and administrative	1,891	1,674	5,538	5,354

Total operating costs and expenses	6,645	5,441	20,192	17,455

Loss from operations	(255)	(143)	(2,030)	(2,098)
Interest income, interest expense and other income (expense), net:
Interest income	1	3	3	14
Interest expense	(93)	(99)	(278)	(302)
Other income (expense), net	(7)	(1)	340	(4)

Loss before income tax	(354)	(240)	(1,965)	(2,390)
Income tax	—	1	(5)	(2)

Net loss	$(354)	$(239)	$(1,970)	$(2,392)

Basic and diluted net loss per share:	$(0.01)	$—	$(0.04)	$(0.05)

Weighted average shares used in computing basic and diluted net loss per share	54,466,489	53,215,893	54,194,316	53,117,270

Comprehensive loss:
Net change in unrealized gain/(loss) on available-for-sale securities	—	1	—	5

Comprehensive loss	$(354)	$(238)	$(1,970)	$(2,387)

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Operating activities:
Net loss	$(1,970)	$(2,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on disposal of property and equipment and assets held for sale	(340)	4
Depreciation and amortization	401	379
Stock-based compensation	432	257
Amortization on investments	—	26
Provision for rebate reserve (reversal)	—	(20)
Provision for doubtful account (reversal)	—	(4)
Noncash other interest expense	23	21
Noncash interest associated with notes payable	75	99
Inventory written off	—	31
Unfavorable lease	(436)	(365)
Changes in operating assets and liabilities
Accounts receivable	12	(39)
Inventory	(433)	(113)
Prepaid expenses, other current assets and other long-term assets	(46)	3
Accounts payable	196	(493)
Accrued liabilities and other long term liabilities	404	(340)
Deferred rent	18	72
Deferred revenue	(236)	(233)

Net cash used in operating activities	(1,900)	(3,107)

Investing activities:
Purchases of property and equipment	(207)	(567)
Proceeds from sales of assets	640	2
Restricted cash	—	400
Maturities of available-for-sale investments	747	6,721
Purchases of available-for-sale investments	—	(996)

Net cash provided by investing activities	1,180	5,560

Financing activities:
Proceeds from issuance of common stock	45	68
Debt issuance costs	—	(50)

Net cash provided by financing activities	45	18

Net increase (decrease) in cash and cash equivalents	(675)	2,471
Cash and cash equivalents, beginning of period	12,851	10,484

Cash and cash equivalents, end of period	$12,176	$12,955

Supplemental disclosure:
Cash paid for interest	$197	$201
Net change in accounts payable from acquisition of property and equipment	$(24)	$(78)
Net change in accrued liabilities from acquisition of property and equipment	$(27)	$(195)
Debt issuance costs in accounts payable and accrued liabilities	$—	$48

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

The Company’s products, PLAC® Tests, provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. The Company has commercialized two PLAC Tests:

1) One test, the PLAC Test ELISA Kit, measures the mass of circulating Lp-PLA2 in the blood. The PLAC Test ELISA Kit is the only Lp-PLA2 blood test cleared by the US Food and Drug Administration (the “FDA”) to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis.

2) The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease.

The Company is currently commercializing the PLAC Test ELISA Kit primarily in the United States and Europe and the PLAC Test for Lp-PLA2 Activity primarily in Europe.

The Company has incurred substantial losses since its inception, and expects to continue to incur net losses for at least the next few years. To date, the Company has funded its operations primarily through private placements of equity and debt financing, as well as through revenue generated from the sale of products.

In September 2011, the Company entered into a loan and security agreement with Comerica Bank, which was amended in September 2012 (Note 9) and again in October 2013 (Note 16). This loan contains various covenants. If the Company breaches any of these covenants or is unable to make a required payment of principal or interest, or experiences a material adverse change to its business, it could result in a default under the loan. Additionally, the Company is required to (i) maintain a liquidity ratio of 1.25 to 1 and (ii) ensure its cumulative net loss does not exceed $6,000,000 beginning July 1, 2013, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If the Company is unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the loan. The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with its covenants. In order to meet the future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company cannot assure you that it will be able to raise any such additional funding.

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

In September 2013, the Company had a pre-submission meeting with the FDA, as a result of which the Company is advancing its clinical program to support the submission of the PLAC Test for Lp-PLA2 Activity to the FDA. The Company has partnered with a large longitudinal cardiovascular disease study to validate the PLAC Test for Lp-PLA2 Activity. The Company anticipates that the clinical study sample analysis will be initiated prior to the end of the first quarter of 2014.

Pipeline

In the second half of 2012, the Company started a strategic business development process to identify new biomarker assays in the cardiovascular space, for development and sale through our existing channels. The Company continues to anticipate being able to provide an update on this strategic development by the end of first quarter 2014.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with the December 31, 2012 audited financial statements and include all adjustments, consisting of normal recurring adjustments, that are necessary to fairly state the Company’s financial position as of September 30, 2013, results of operations for both the three and nine months ended September 30, 2013 and cash flows for the nine months ended September 30, 2013.

Starting in January 2013, the Company includes excise tax collected from customer product sales. The Company recognized $89,000 and $98,000 in charged excise tax within product revenue and product costs, respectively, for the three months ended September 30, 2013, and $303,000 and $351,000, respectively, for the nine months ended September 30, 2013. For both the three and nine months ended September 30, 2012, there was no excise tax recognized within product revenue and product costs.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2013, and have not changed as of September 30, 2013.

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

The following is a summary of cash, cash equivalents, and available-for-sale securities at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$8,129	$—	$—	$8,129
Money market funds	4,047	—	—	4,047

Total cash and cash equivalents	$12,176	$—	$—	$12,176

	December 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,054	$—	$—	$6,054
Money market funds	6,797	—	—	6,797

Total cash and cash equivalents	$12,851	$—	$—	$12,851

Available-for-sale marketable securities:
Certificates of deposits	747	—		747

Total available-for-sale marketable securities	$747	$—	$—	$747

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements
	Balance at September 30, 2013	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$8,129	$8,129	$—	$—
Money market funds	4,047	4,047	—	—
Restricted cash	1,400	—	1,400	—

	$13,576	$12,176	$1,400	$—

		Fair Value Measurements
	Balance at December 31, 2012	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$6,054	$6,054	$—	$—
Money market funds	6,797	6,797	—	—
Certificates of deposit	747	—	747	—
Restricted cash	1,400	—	1,400	—

	$14,998	$12,851	$2,147	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of September 30, 2013, the notes payable is carried at face value of $5.0 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Finished goods	$428	$61
Raw materials	139	73

	$567	$134

5. Assets Held For Sale

Prior to the period reflected in this report, the Company had committed to a plan to sell the equipment related to its manufacturing facility and had determined that these assets met the criteria for, and had been classified as, “held for sale” in accordance with ASC Topic 360. The market approach was used in determining the fair market value of these assets.

Total assets held for sale as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements
Description	Carrying Value at September 30, 2013	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2013 Total Gains (Losses)
Assets held for sale	$—	$—	$—	$—	$—	$340

		Fair Value Measurements
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2012 Total Gains (Losses)
Assets held for sale	$300	$—	$—	$300	$—

The measurement of the assets held for sale at fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. In 2012, the Company signed an agreement to sell the assets for $695,000, net of disposal costs. All assets were transferred and sold to the purchaser as of September 30, 2013 and the Company recognized losses of $7,000 and gains of $347,000, which are included in the statement of comprehensive loss for the three and nine months ended September 30, 2013, respectively.

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

The following is a summary of property and equipment at cost less accumulated depreciation as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Laboratory equipment	$3,207	$3,149
Leasehold improvements	602	602
Computer and software	375	361
Furniture and fixtures	181	180
Construction in progress	83	—

	4,448	4,292
Less: Accumulated depreciation and amortization	(3,443)	(3,042)

	$1,005	$1,250

Depreciation and amortization expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively, and $0.1 million and $0.4 million, respectively, for the same periods in 2012.

7. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll and related expenses	$1,252	$1,220
Accrued inventory	323	—
Accrued consulting expense	143	122
Accrued collaborative research obligations	82	22
Accrued sales and excise tax	82	60
Accrued audit fees	77	73
Accrued royalty expenses	62	118
Accrued legal and patent expense	46	87
Accrued property and equipment	—	27
Other current liabilities	263	224

Total accrued and other current liabilities	$2,330	$1,953

8. Concentration of Credit Risk

Revenues from the following customers represented a significant portion of total revenue for the three and nine months ended September 30, 2013 and 2012 and accounts receivable as of September 30, 2013 and December 31, 2012:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Customer A	43%	44%	44%	45%	40%	34%
Customer B	14%	15%	13%	13%	10%	14%
Customer C	10%	6%	9%	6%	2%	2%
Customer D	8%	1%	5%	2%	21%	3%
Customer E	6%	6%	6%	6%	10%	10%
Customer F	4%	6%	5%	4%	6%	10%

Total	85%	78%	82%	76%	89%	73%

9. Notes Payable

In September 2011, the Company entered into a Loan and Security Agreement with Comerica Bank to borrow up to $5,000,000, the entire amount of which was borrowed at a rate of 5.25% per annum. Prior to the amendments described below, the loan was payable in 36 monthly installments which were to begin in October 2012, with interest only payments being made from October 2011 to September 2012. The Company paid an initial fee of $25,000 for access to this loan and will be required to pay an additional fee of $100,000 following repayment of the loan. The Company may prepay all, but not less than all, of the loaned amount with 30 days advance notice to Comerica. In connection with the loan, the Company issued a warrant to Comerica to purchase 480,769 shares of the Company’s common stock at an exercise price of $0.26 per share. Comerica exercised this warrant in August 2013 (Note 13).

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

The Loan and Security Agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, achieve at least 80% of specified monthly revenue projections calculated on a trailing three months basis, maintain primary depository and operating accounts with the bank, maintain liability and other insurance, and provide security interests to the bank in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provide, among other things, that without the prior consent of the bank, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The Loan and Security Agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of the bank, following the occurrence of an event of default, which would require the Company to pay to the bank an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, and (iii) all other sums that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of September 30, 2013, the Company was in compliance with all the covenants.

In September 2012, the Company and Comerica Bank entered into an Amended and Restated Loan and Security Agreement (the “First Amended Loan and Security Agreement”). The First Amended Loan and Security Agreement extended the interest-only payment period for an additional twelve months, through September 23, 2013, and extended the maturity date for an additional twelve months, to September 23, 2016. The First Amended Loan and Security Agreement also reduced the monthly principal payments by amortizing the loan over a 48 month basis, resulting in an increased balloon payment of principal on the maturity date. The Company paid a fee of $50,000 for access to the First Amended Loan and Security Agreement. Pursuant to the First Amended Loan and Security Agreement, the Company issued a warrant to Comerica Bank to purchase 168,919 shares of its common stock. The warrant has an exercise price of $0.37 per share and will expire on September 11, 2019 (Note 13).

The Company accounted for the First Amended Loan and Security Agreement as a debt modification since the terms of the original Loan and Security Agreement and the First Amended Loan and Security Agreement were not substantially different, and the present value of cash flows of the modified instrument was within 10% of the cash flows of the original debt instrument. Accordingly, debt discount of $48,000 associated with the First Amended Loan and Security Agreement, and unamortized debt discount of $72,000 from the original Loan and Security Agreement will be amortized as an adjustment of interest expense over the term of the First Amended Loan and Security Agreement using the effective interest method.

As of September 30, 2013, future minimum payments for the notes payable are as follows (in thousands):

2013 (remainder of year)	$377
2014	1,466
2015	1,400
2016	2,357

Total minimum payments	5,600
Less: Amount representing interest	(600)

Present value of minimum payments	5,000
Less: Unamortized debt discount	(77)

Notes payable, net	4,923
Less: Notes payable, current portion	(1,214)

Non-current portion of notes payable	$3,709

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

The effect of the options, restricted stock units (“RSUs”) and warrants was anti-dilutive for the nine months ended September 30, 2013 and 2012. The following table shows the total outstanding securities considered anti-dilutive, and therefore excluded from the computation of diluted net loss per share (in thousands):

	As of September 30,
	2013	2012
Options to purchase common stock	9,778	11,025
Restricted stock units	42	—
Warrants to purchase common stock	169	650

Total	9,989	11,675

12. Stock-Based Compensation

Stock Option Plans

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 3,000,000 shares of common stock authorized for issuance. On May 17, 2012, all shares of common stock that remained available for issuance under the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Director Stock Option Plan (the “Director Plan”) were added to the shares reserved under the 2012 Plan. In addition, pursuant to the 2012 Plan, any shares of common stock subject to awards previously granted under the 1996 Plan, the Director Plan and certain non-plan option agreements entered into with certain individuals as of March 31, 2012 that terminate, expire or lapse will become available for issuance under the 2012 Plan. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. As of September 30, 2013, options to purchase 3,031,850 shares of common stock were outstanding and 2,325,617 shares were available for issuance under the 2012 Plan.

1996 Stock Option Plan

The 1996 Plan initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the 1996 Plan were designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options could vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant. On May 17, 2012, the 1996 Plan was terminated in connection with the effectiveness of the 2012 Plan. All 1,555,492 shares that were available for issuance under the 1996 Plan were transferred to the 2012 Plan, and the 6,398,904 shares that were subject to awards outstanding under the 1996 Plan remained outstanding pursuant to the terms of the 1996 Plan. As of September 30, 2013, options to purchase 3,050,288 shares of common stock were outstanding pursuant to the terms of the 1996 Plan.

1998 Director Stock Option Plan

The Director Plan for non-employee directors had 300,000 shares of common stock authorized for issuance. On May 17, 2012, the Director Plan was terminated in connection with the effectiveness of the 2012 Plan. All 130,000 shares that were available for issuance under the Director Plan were transferred to the 2012 Plan, and the 170,000 shares that were subject to awards outstanding under the Director Plan remained outstanding pursuant to the terms of the Director Plan. As of September 30, 2013, options to purchase 60,000 shares of common stock were outstanding pursuant to the terms of the Director Plan.

Non-Plan Grants

In October 2004, the Company granted non-qualified stock options to purchase 30,000 shares of common stock outside of the Company’s stock option plans to its former director with an exercise price of $12.27 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of September 30, 2013, all of these options remained outstanding.

In September 2011, the Company granted non-qualified stock options to purchase 1,530,000 shares of common stock outside of the Company’s stock option plans to its current Chief Executive Officer with an exercise price of $0.25 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of September 30, 2013, all of these options remained outstanding.

In October 2011, the Company granted non-qualified stock options to purchase 1,130,000 shares of common stock outside of the Company’s stock option plans to its current Chief Business Officer with an exercise price of $0.26 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of September 30, 2013, 1,018,458 of these options remained outstanding.

On February 1, 2012, the Company granted non-qualified stock options to purchase 1,060,000 shares of common stock outside of the Company’s stock option plans to its current Chief Financial Officer with an exercise price of $0.28 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of September 30, 2013, 1,057,460 of these options remained outstanding.

Restricted Stock Units

On August 6, 2013, the Company awarded an aggregate of 41,708 RSUs to its directors with a grant-date fair value equal to $55,472 in the aggregate. Each RSU entitles the recipient to received one share of the Company’s common stock upon vesting. RSUs awarded to directors generally vest annually. As of September 30, 2013, all of these RSUs remained outstanding and none was vested.

The following table summarizes stock compensation expense related to employee stock options and employee stock-based compensation for the three and nine months ended September 30, 2013 and 2012, which was incurred as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock compensation expense:
Product costs	$7	$3	$17	$8
Research and development	38	19	92	50
Sales and marketing	29	19	87	48
General and administrative	119	52	236	151

Total stock compensation expense	$193	$93	$432	$257

Stock-based compensation expense recognized during the three and nine months ended September 30, 2013 and 2012 includes compensation expense for stock-based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of September 30, 2013, the total remaining unrecognized cost was approximately $1.1 million to be recognized over approximately three years.

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.13%	0.58%	0.93%	0.54%
Expected volatility	79.42%	95.47%	84.66%	95.98%
Forfeiture rate	13.90%	13.24%	13.90%	13.24%
Expected term (years)	4.06	4.12	4.06	4.12
Fair value per share at grant date	$0.75	$0.22	$0.61	$0.21

For the three and nine months ended September 30, 2013, volatility assumption was determined by examining the historical volatilities for industry peers and the trading history for the Company’s common stock. For the three and nine months ended September 30, 2012, volatility assumption was determined by examining the historical volatilities for industry peers only as the Company did not have sufficient trading history for the Company’s common stock during that period. The Company will continue to incorporate its historical stock price volatility and expected term assumption for future periods. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Employee Stock-Based Compensation

The table below presents information related to stock option activity for the nine months ended September 30, 2013, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	8,963,226	$0.47
Options granted	1,563,910	1.00
Options exercised	(611,596)	0.26
Options cancelled/forfeited/expired	(137,484)	3.92

Outstanding at September 30, 2013	9,778,056	$0.52	8.15	$13,734,086

Exercisable at September 30, 2013	5,110,489	$0.52	7.64	$7,639,909

Vested and expected to vest at September 30, 2013	9,031,664	$0.52	8.10	$12,784,188

13. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy and to vendors in order to reduce costs. In connection with the Loan and Security Agreement the Company entered into with Comerica Bank in September 2011 (Note 9), the Company issued to Comerica a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. Through August 2012, the discount was amortized to interest expense using the effective interest rate method over the 48-month term of the original loan. Beginning in September 2012, and in connection with the First Amended Loan and Security Agreement (Note 9), the unamortized discount was recognized over the remaining term of the amended loan, which was to mature in September 2016. Comerica exercised this warrant in August 2013.

In connection with the First Amended Loan Agreement, the Company issued to Comerica a warrant to purchase 168,919 shares of the Company’s common stock, at an exercise price of $0.37 per share. This warrant expires in September 2019. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.87%, risk-free interest rate of 1.03%, exercise price of $0.37 and an expected life of 7 years. The fair value of the warrant was determined to be $48,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. As of September 30, 2013, the discount was being amortized to interest expense using the effective interest rate method over the remaining term of the amended loan, which had a maturity date in September 2016.

In August 2013, we issued 386,784 shares of common stock pursuant to a cashless exercise of Comerica’s warrant to purchase 480,769 shares at an exercise price of $0.26 per share. As of September 30, 2013, there were warrants outstanding to purchase 168,919 shares of the Company’s common stock, with an exercise price of $0.37 per share and an aggregate exercise price of $63,000.

The following table summarizes information about all warrants outstanding as of September 30, 2013:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.37	168,919	5.95	$0.37

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

Rent expense for the Company’s facilities was $484,000 and $1.5 million for the three and nine months ended September 30, 2013, respectively, and $508,000 and $1.5 million, respectively, for the same periods in 2012. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $381,000 and $363,000 at September 30, 2013 and December 31, 2012, respectively, is included in the accompanying balance sheets.

As of September 30, 2013, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2013 (remainder of year)	$626
2014	2,581
2015	2,658
2016	2,738

Total minimum lease payments	$8,603

15. Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for both the three and nine months ended September 30, 2013 and the Company expects that its effective tax rate for the full year 2013 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of September 30, 2013 is $1.6 million related to the reserve on research and development credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

16. Subsequent Events

In October 2013, the Company and Comerica Bank entered into a Second Amended and Restated Loan and Security Agreement (the “Second Amended Loan and Security Agreement”). The Second Amended Loan and Security Agreement increased the aggregate principal amount of the loan by $5 million, the entire amount of which was borrowed on October 17, 2013, for a total outstanding principal amount of $10 million, with interest at a fixed per annum rate equal to 6.45%. The Second Amended Loan and Security Agreement also extends the interest-only payment period for an additional three months, through December 31, 2013, and extends the maturity date for an additional three months, to December 1, 2016. The Second Amended Loan and Security Agreement also reduces the monthly principal payments by amortizing the loan over a 42 month basis, resulting in an increased balloon payment of principal on the maturity date. Additionally, the Company is required to (i) maintain a liquidity ratio of 1.25 to 1 and (ii) ensure its cumulative net loss does not exceed $6,000,000 beginning July 1, 2013. The Company paid a fee of $50,000 for access to the Second Amended Loan and Security Agreement. Pursuant to the Second Amended Loan and Security Agreement, the Company issued a warrant to Comerica Bank to purchase 96,685 shares of its common stock. The warrant has an exercise price of $1.81 per share and will expire on October 17, 2020.

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

Our products, known as PLAC® Tests, are designed to provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test, the PLAC Test ELISA Kit, measures the mass of circulating Lp-PLA2 in the blood. The PLAC Test ELISA Kit is the only Lp-PLA2 blood test cleared by the FDA to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. We are currently commercializing the PLAC Test ELISA Kit primarily in the United States and Europe and the PLAC Test for Lp-PLA2 Activity primarily in Europe.

In September 2013, we had a pre-submission meeting with the FDA, as a result of which we are advancing our clinical program to support the submission of the PLAC Test for Lp-PLA2 Activity to the FDA. We have partnered with a large longitudinal cardiovascular disease study to validate the PLAC Test for Lp-PLA2 Activity. We are anticipating that the clinical study sample analysis will be initiated prior to the end of the first quarter of 2014.

In the second half of 2012, we started a strategic business development process to identify new biomarker assays in the cardiovascular space, for development and sale through our existing channels. We continue to anticipate being able to provide an update on this strategic development effort by the end of first quarter 2014.

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

We entered into a Loan and Security Agreement with Comerica Bank in September 2011, which was amended in September 2012 and again in October 2013. The amended Loan and Security Agreement contains certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and security interests in our assets. We cannot assure you that we will be able to raise any such additional funding in a timely manner if we require funds.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012.

Revenues

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Revenues:
Product sales	$6,314	$4,943	28%	$17,915	$12,775	40%
Royalty revenue	—	279	(100)%	18	2,353	(99)%
License revenue	76	76	—%	229	229	—%

Total revenues	$6,390	$5,298	21%	$18,162	15,357	18%

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$6,291	$5,195	$17,756	$15,123
Europe	72	79	234	173
Rest of the world	27	24	172	61

	$6,390	$5,298	$18,162	$15,357

Revenues are generated from licensing fees, royalties earned, product sales, and contract arrangements. The accounting classification of product revenue as either royalties or product sales relates to the sales channels used by the Company, and as such, we believe that operating performance is most effectively evaluated by examining total revenues.

The increase in revenues of approximately $1.1 million for the three months ended September 30, 2013 and $2.8 million for the nine months ended September 30, 2013 as compared to the same periods in 2012 reflects an increased volume demand for our PLAC Test ELISA Kit, offset by a decline in average sales price for our product. Starting in January 2013, we include excise tax collected from customers in product sales. For the three and nine months ended September 30, 2013, we recognized $89,000 and $303,000, respectively, in charged excise tax as product revenue, and $0 for the same periods in 2012.

Our top six customers accounted for 85% and 82% of our revenues for the three and nine months ended September 30, 2013, respectively, compared to 78% and 76%, respectively, for the same periods in 2012. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue through the end of 2013 may fluctuate materially. Our largest customers are able to exert influence over our product pricing. We currently do not expect downward price pressure to continue as our contract term generally has duration of twelve months with pre-determined pricing.

Operating Costs and Expenses

Product Costs

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Product costs	$1,753	$1,558	13%	$5,468	$4,875	12%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs increased $195,000 for the three months ended September 30, 2013 as compared to the same period in 2012. This increase primarily reflects an increase in excise tax expense of approximately $98,000, an increase in personnel expense of approximately $86,000 due to expansion of quality control and manufacturing teams, and an increase in product-related materials, supplies and equipment costs of approximately $48,000 due to increased demand for our PLAC Tests. These cost increases were partially offset by a decrease of approximately $38,000 in royalty cost due to expiration of a royalty obligation in August 2012.

Product costs increased $593,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. This increase primarily reflects an increase in personnel and recruiting costs of approximately $350,000 due to expansion of quality control and manufacturing teams, an increase in excise tax of approximately $351,000 and an increase in product-related materials and supplies costs of approximately $171,000 due to increased demand for our PLAC Tests. These cost increases were partially offset by a decrease of approximately $281,000 in royalty cost due to expiration of royalty obligation in August 2012.

We expect product costs to continue to increase due to volume demand growth for our PLAC Tests, partially offset by production economies of scale.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Sales and marketing expenses	$1,749	$1,297	35%	$5,671	$3,929	44%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses increased $452,000 for the three months ended September 30, 2013 as compared to the same period in 2012. This increase primarily reflects higher personnel expenses of approximately $330,000 due to expansion of our sales and marketing team, an increase of approximately $73,000 related to increased marketing activities and development of marketing materials, and an increase in travel and entertainment expenses of approximately $45,000 due to higher headcount.

Sales and marketing expenses increased $1.7 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase primarily reflects an increase in personnel costs of approximately $1.4 million due to an expansion of our sales and marketing team, an increase of approximately $305,000 related to increased marketing activities and development of marketing materials, and an increase in travel and entertainment expenses of approximately $150,000 due to higher headcount. These cost increases were partially offset by a decrease in collaborative studies expense of approximately $77,000 related to exploratory label claim expansion of our PLAC Tests.

We expect our sales and marketing expenses to increase as we identify and hire additional personnel and as we develop and commercialize a pipeline of new diagnostics products to maintain and expand our position in the market for diagnostics in cardiovascular disease.

Research and Development Expenses

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Research and development expenses	$1,252	$912	37%	$3,515	$3,297	7%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses increased $340,000 for the three months ended September 30, 2013 as compared to the same period in 2012. This increase primarily reflects higher personnel costs of approximately $182,000 due expansion of our research and development team, an increase of approximately $132,000 related to development of a diagnostic product pipeline, and an increase of approximately $16,000 related to training and development of our research and development team.

Research and development expenses increased $218,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. This increase primarily reflects higher costs related the development of a new diagnostics product pipeline of approximately $238,000 and an increase in personnel costs of approximately $98,000 due to expansion of our research and development team. These cost increases were partially offset by a reduction in expenses related to development of a second contract manufacturer in 2012 for the PLAC Test ELISA kit of approximately $125,000.

We expect research and development costs will increase in the future reflecting staffing increases and development study increases as we develop new pipeline product development projects.

General and Administrative Expenses

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
General and administrative expenses	$1,891	$1,674	13%	$5,538	$5,354	3%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses increased $217,000 for the three months ended September 30, 2013 as compared to the same period in 2012. This increase primarily reflects an increase in professional fees such as financial audit expense of approximately $90,000, an increase in costs related to stock-based compensation of approximately $67,000 primarily attributable to a higher stock price, an increase in accrued compensation of approximately $35,000, and an increase in travel and entertainment expenses of approximately $25,000.

General and administrative expenses increased $184,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. This increase primarily reflects an increase in professional fees of approximately $117,000 primarily related to healthcare regulatory compliance, an increase of approximately $94,000 primarily due to upgrading our facility and information technology infrastructure, and an increase in stock-based compensation of approximately $84,000 primarily attributable to a higher stock price. These cost increases were partly offset by a one-time recruiting expense of approximately $91,000 related to the hiring of our Chief Financial Officer in 2012, and costs associated with our move to 349 Oyster Point of approximately $25,000.

We expect general and administrative expenses to stay relatively unchanged in the near future.

Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$1	$3	(67)%	$3	$14	(79)%
Interest expense	(93)	(99)	(6)%	(278)	(302)	(8)%
Other income (expense), net	(7)	(1)	600%	340	(4)	*

Total interest and other income (expense)	$(99)	$(97)	2%	$65	$(292)	(122)%

*	Result not meaningful

Interest income is derived from cash balances and short-term and long-term investments. Interest expense is based on outstanding debt obligations. Total interest and other income (expense) increased $2,000 for the three months ended September 30, 2013 as compared to the same period in 2012.

Total interest and other income (expense) increased $357,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. This increase primarily reflects a gain of approximately $340,000 from the sale of assets held-for-sale.

Interest expense will continue as long as our loan with Comerica is outstanding and will trend down as the loan is repaid.

Income Taxes

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
	(in thousands)			(in thousands)
Income tax provision	$—	$1	(100)%	$(5)	$(2)	150%

We generated net losses for the three and nine months ended September 30, 2013 and had no federal income tax provision. Our effective tax rate was 0% for income tax for each of the three and nine months ended September 30, 2013 and we expect that our effective tax rate for the full year 2013 will be 0%. In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. As of September 30, 2013, we had unrecognized tax benefits totaling $1.6 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Code.

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

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of equity and debt financing, as well as on revenue generated from the sale of our products, to fund our operations. As of September 30, 2013, we had an accumulated deficit of $199.7 million, working capital of $11.3 million and stockholders’ equity of $7.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needs for operating activities and commitments for at least twelve months.

Cash, Cash Equivalents and Investments

As of September 30, 2013, we had cash, cash equivalents and short-term investments of $12.2 million, compared to $13.6 million as of December 31, 2012. The decrease of $1.4 million primarily reflects cash used in operating activities of $1.9 million, offset by the sale of $0.6 million in assets held for sale.

Cash Flows from Operating Activities

Net cash used in operating activities was $1.9 million for the nine months ended September 30, 2013, and was primarily related to the net loss of $2.0 million, adjusted for non-cash items of $(340,000) of gain in sale of equipment and assets held for sale, $(436,000) in unfavorable lease amortization, $432,000 in stock-based compensation expense, $401,000 in depreciation and amortization, and $(85,000) cash outflow related to changes in operating assets and liabilities.

Net cash used in operating activities was $3.1 million for the nine months ended September 30, 2012, and was primarily related to the net loss of $2.4 million, adjusted for non-cash items of $0.4 million in depreciation and amortization, $(0.4) million in unfavorable lease amortization, $0.3 million in stock-based compensation expense and $(1.1) million cash outflow related to changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2013 was $1.2 million, primarily due to net investment maturities of $0.8 million and proceeds from sale of assets of $0.6 million. This cash provided by investing activities was partially offset by $0.2 million in purchases of property and equipment.

Net cash provided by investing activities in the nine months ended September 30, 2012 was $5.6 million, primarily due to net investment maturities of $5.7 million and restricted cash release of $0.4 million. This was partially offset by $0.6 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2013 was $45,000, reflecting proceeds from stock option exercises.

Net cash provided by financing activities in the nine months ended September 30, 2012 was $18,000, reflecting proceeds from stock option exercises, partially offset by a fee paid relating to the amendment of a loan and security agreement first entered into in September 2011.

Credit Facility

In September 2011, we entered into a Loan and Security Agreement with Comerica Bank, which was amended in September of 2012 (see Note 9, Notes Payable, of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q) and again in October 2013 (see Note 16, Subsequent Events, of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q). This agreement contains various covenants.

If we breach any of these covenants or are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to (i) maintain a liquidity ratio of 1.25 to 1 and (ii) ensure our cumulative net loss measured from July 1, 2013 does not exceed $6,000,000, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, Comerica could elect to declare all amounts outstanding to be immediately due and payable, which would increase our liquidity requirements beyond the currently expected levels. If we are unable to repay those amounts, Comerica could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan. We are in compliance with all the debt covenants as of September 30, 2013.

Other Information

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

Our future capital requirements will depend primarily upon our ability to maintain and grow our current product revenues, to develop and commercialize new products, to manage our obligations under real estate leases, and to improve our reimbursement prospects from third-party payors, including:

•	Our ability to obtain regulatory clearance for the PLAC Test for Lp-PLA2 Activity in the United States;

•	The rate of product adoption by laboratories and doctors;

•	Our ability to expand commercialization of the PLAC Test for Lp-PLA2 Activity in Europe and other regions or countries;

•	The third-party payor community’s acceptance of and reimbursement for the PLAC Tests; and

•	Our ability to develop and commercialize new cardiovascular biomarker assays.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at September 30, 2013 are disclosed in the following table (in thousands):

	Total	2013(1)	2014	2015	2016
Debt obligations	$5,600	$377	$1,466	$1,400	$2,357
Operating lease obligations	8,603	626	2,581	2,658	2,738

Total contractual commitments	$14,203	$1,003	$4,047	$4,058	$5,095

(1)	Remainder of year.

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

As of September 30, 2013, we had cash and cash equivalents of $12.2 million which consisted of cash and highly liquid money market funds.

During the nine months ended September 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) to market our PLAC Test for Lp-PLA2 Activity. This assay measures the activity levels of the Lp-PLA2 enzyme in the blood, while the PLAC Test currently marketed in the United States utilizes an ELISA method that measures the concentration of the enzyme. The PLAC Test for Lp-PLA2 Activity is capable of running on automated, high throughput clinical chemistry analyzers unlike the current PLAC Test ELISA Kit. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Tests market and revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We plan to develop a new submission. Following a pre-submission meeting with the FDA in September 2013, we are advancing our clinical program to support the submission of the PLAC Test for Lp-PLA2 Activity. We are partnering with a large longitudinal cardiovascular disease study to validate the PLAC Test for Lp-PLA2 Activity. We are anticipating that the clinical study sample analysis will be initiated prior to the end of the first quarter of 2014.

There can be no guarantee that we will identify appropriate clinical trials satisfactory to the FDA, or that serum samples can be obtained from such trials to support retesting of PLAC Test for Lp-PLA2 Activity. We cannot assure you that the results of any such clinical trials will support the proposed clinical claims. There can be no guarantee that the FDA will clear any subsequent 510(k) submission on a timely basis, or at all. We are unable to predict the submission date or receipt of clearance for the PLAC Test for Lp-PLA2 Activity, which may result in a loss of potential customers and would have an adverse effect on our financial condition and our ability to maintain or expand our business.

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

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top six customers accounted for 89% and 73% of our accounts receivable as September 30, 2013 and December 31, 2012, respectively, and 82% and 76% of our revenue for the nine months ended September 30, 2013 and 2012, respectively. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether we are able to grow our revenue from the PLAC Test for Lp-PLA2 Activity. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of customers, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers exert greater influence over our product pricing, which led to a decline in average sales price in past quarters. Such downward pressure on our pricing may continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business.

Based on public statements from GlaxoSmithKline, we expect that GlaxoSmithKline will provide the first results from its darapladib Phase 3 trial in 2013. Our PLAC Test sales could be affected by the outcome and the timing of the Phase 3 darapladib results.

In July 2013, GlaxoSmithKline publicly disclosed that it will provide top line results from its first darapladib Phase 3 trial, STABILITY, before the end of 2013. However, the outcomes of this trial may or may not increase or decrease the adoption and sales of our PLAC Test and we are unable to predict the timing and potential impact of those results.

We rely on two manufacturers to supply materials for our PLAC Test ELISA Kit and a limited number of vendors and suppliers to obtain materials for the manufacture of our products. If these manufacturers are unable to deliver our products or these vendors and suppliers are unable to deliver our materials in a timely manner, or at all, we may be unable to meet demand, which would have a material adverse effect on our business.

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

We also currently depend on certain key vendors and suppliers of materials, some of which are sole source or for whom an alternative could be difficult to replace in a timely manner, that are essential for the manufacture of our products. Any interruption in the supply of materials, or the inability to obtain materials from alternate sources in a timely manner, could impair our ability to supply our products and to meet the demands of our customers, which would have a material adverse effect on our business.

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

Our business strategy incorporates international expansion, including establishing and maintaining direct sales and physician outreach and education capabilities outside of the US and expanding our relationship with distributors. We currently market both of our PLAC Tests in Europe. Doing business internationally involves a number of risks, including:

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

As of September 30, 2013, we had exclusive distribution agreements for our products in 23 countries, mostly in Europe, and we may enter into other similar arrangements in other countries in the future. Exclusive distribution arrangements limit our ability to directly, or indirectly through other distributors, address customers in those countries. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Tests for Lp-PLA2 Activity. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

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

We will also be subject to additional reporting and compliance requirements if our securities are listed on a national securities exchange or if we cease to be a smaller reporting company under applicable SEC regulations. Compliance with these rules and regulations has and will cause us to incur significant legal and financial compliance costs. In addition, we are required to implement and maintain effective internal control over financial reporting and disclosure. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We have incurred and expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. Moreover, if we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Natural disasters, including earthquakes, may damage our facilities.

Our corporate, research and manufacturing facilities are located in the San Francisco Bay Area of California, in close proximity to known earthquake fault zones. As a result, our corporate, research and manufacturing facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the scope or amount of coverage will be adequate in any particular case. Insurance specifically for earthquake risks is not available on commercially reasonable terms.

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

Many national, regional, and local laws and regulations, including the recently enacted healthcare reform legislation, have not been fully implemented by the regulatory authorities or adjudicated by the courts, and these provisions are open to a variety of interpretations. In the ordinary course of business, we must frequently make judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to various sanctions, including substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. Such sanctions could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business. In addition, in January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program. The FDA issued its recommendations and proposed action items in response to concerns from both within and outside of the FDA about the 510(k) program. Although the FDA has not detailed the specific modifications or clarifications that the Agency intends to make to its guidance, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process, the FDA’s announced action items signal that additional regulatory requirements are likely. The FDA intends to issue a variety of draft guidance and regulations which, when fully implemented, could impose additional regulatory requirements upon us, which could delay our ability to obtain new clearances, increase the cost of compliance, or restrict our ability to maintain our current 510(k) clearances.

Healthcare reform and its restrictions on coverage and reimbursement may adversely affect our business.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve the targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, thereby triggering the legislation’s automatic reduction to several government programs. These automatic budget triggers have been commonly referred to as the sequestration process.

The full impact on our business of the PPACA and the potential impact of the sequestration process is uncertain. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products.

We are subject to healthcare laws, regulation and enforcement, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

We are also subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs, or imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Risks Relating to Liquidity

Our Comerica Bank loan contains restrictions that limit our flexibility in operating our business, and our lender may accelerate repayment of amounts outstanding under certain circumstances.

In September 2011, we entered into a Loan and Security Agreement with Comerica Bank, which was amended in September 2012 and again in October 2013 (the “Amended Loan and Security Agreement”). The Amended Loan and Security Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

If we breach any of these covenants, are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to (i) maintain a liquidity ratio of 1.25 to 1 and (ii) ensure our cumulative net loss beginning July 1, 2013 does not exceed $6,000,000, and our failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, Comerica could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay those amounts, Comerica could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

We will need to raise additional capital to support our operations in the future.

We will require additional funds to commercialize our products and develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We will seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

We are an early stage company with a history of losses, we expect to incur losses for at least the next few years, and we may never achieve profitability.

We have incurred substantial net losses since our inception. Our accumulated deficit was $199.7 million at September 30, 2013. For the nine months ended September 30, 2013 and 2012, we incurred net losses of $2.0 million and $2.4 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Moreover, the US Leahy-Smith America Invents Act, with central provisions effective as of March 2013, brings significant changes to the US patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. The effects of these changes on our patent portfolio and business have yet to be determined, as the US Patent and Trademark Office must still implement regulations relating to these changes and US courts have yet to address the new provisions. However, these changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights.

Furthermore, there have been several cases involving patents claiming genetic materials and information, and diagnostic products and methods based on genetic materials and information that are pending in US courts or have been decided by the US Supreme Court that may impact our business. For example, on March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the US Supreme Court issued an opinion holding that the processes claimed by Prometheus’ patent were not patent eligible because these processes—determining the relationships between concentrations of certain metabolites in the blood and the likelihood that a thiopurine drug dosage will prove ineffective or cause harm—merely apply laws of nature and are not themselves patentable. On June 13, 2013 in Association for Molecular Pathology et al.v. Myriad Genetics, Inc., et al. the US Supreme Court issued an opinion holding that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated, but cDNA is patent eligible because it is not naturally occurring. It is unknown what the impact of the decisions in these cases will bring with respect to the Company’s patents.

We license key intellectual property from GlaxoSmithKline and ICOS, and our contractual relationships have certain limitations.

We have an exclusive license from GlaxoSmithKline (formerly SmithKlineBeecham plc) and a co-exclusive license from ICOS Corporation (“ICOS”), subsequently acquired by Eli Lilly and Company, to practice and commercialize technology covered by several issued and pending US patents and their foreign counterparts. The issued patents that relate to the Company’s current business have expiration dates ranging from 2013 to 2016.

Several of our collaboration agreements with each of GlaxoSmithKline and ICOS provide licenses to use intellectual property that is important to our business, and we may enter into additional agreements in the future with GlaxoSmithKline or with other third parties that change licenses of valuable technology. Current licenses impose, and future licenses may impose, various commercialization, milestone and other obligations on us, including the obligation to terminate our use of patented subject matter under certain circumstances. If a licensor becomes entitled to, and exercises, termination rights under a license, we could lose valuable rights and our ability to develop our current and future products. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.

Any inability to adequately protect our proprietary technologies and product candidates could harm our competitive position.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We plan to continue to apply for patents covering our technologies and products as we deem appropriate. We cannot make assurances that our pending patent applications will issue as patents and, if they do, whether the scope of such claims will be sufficiently broad to prevent third parties from utilizing our technologies, commercializing our discoveries, or developing competing products. Any patents we currently hold, or obtain in the future, may not be sufficiently broad to prevent others from utilizing our technologies, commercializing our discoveries, or developing competing technologies and products. Moreover, our issued patents have expiration dates beginning in 2013, which may impact our ability to maintain the competitive position of our products. Furthermore, third parties may independently develop similar or alternative technologies or design around our patented technologies. Third parties may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantage.

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

Risks Relating to Our Stock

Our stock price is likely to continue to be volatile.

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

As a result of our failure to make timely filings of financial statements, we were delisted from The NASDAQ Stock Market in 2004. Currently, our common stock is quoted on the OTC Bulletin Board under the symbol DDXS. We do not know when, if ever, our common stock will be listed on a national stock exchange. In order to be eligible for relisting or listing, we must meet the initial listing criteria for The NASDAQ Stock Market or another national exchange, including a minimum per share price. We cannot assure you that we will be able to satisfy these requirements, or if we satisfy them, that we will be able to maintain compliance with them.

Our charter documents and Delaware law may discourage an acquisition of our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1 10.1*

First Amendment to Warrant to Purchase Stock, dated July 18, 2013, by and between diaDexus, Inc. and Comerica Ventures Incorporated

Purchase Agreement, dated as of October 16, 2013 and effective as of October 18, 2013, by and between diaDexus, Inc. and Health Diagnostics Laboratory

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date: November 5, 2013	By:	/s/ Brian E. Ward
Brian E. Ward
President & Chief Executive Officer

Date: November 5, 2013	By:	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1 10.1*

First Amendment to Warrant to Purchase Stock, dated July 18, 2013, by and between diaDexus, Inc. and Comerica Ventures Incorporated

Purchase Agreement, dated as of October 16, 2013 and effective as of October 18, 2013, by and between diaDexus, Inc. and Health Diagnostics Laboratory

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.