Form 10-K
period 2013-12-31
diaDexus, Inc.
filed 2014-03-11
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2013, based upon the last trade price of the common stock reported on the OTCQB on June 28, 2013, was approximately $35.3 million.* As of March 6, 2014, 54,813,385 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

*	Excludes 8,950,020 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements.

Any forward-looking statements included in this Annual Report speak only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any such forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

Item 1.	Business

Company Overview and Organization

We are a life sciences company focused on developing and commercializing proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease (“CVD”). We sell our diagnostic products to laboratories. Physicians order testing for their patients from these laboratories and use the results to aid in assessing their patients risk for CVD.

Our company was initially incorporated in November 1995. In July 2010, we completed a reverse merger with former diaDexus, Inc., which was the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation in September 1997, SmithKlineBeecham Corporation granted former diaDexus, Inc. an exclusive license to certain diagnostic intellectual property, including exclusive rights to develop diagnostic assays for lipoprotein-associated phospholipase A2 (“Lp-PLA2”). In November 2010, in connection with the reverse merger, we changed our name to diaDexus, Inc.

The “Company,” “diaDexus,” “we,” “us,” and “our” refers to the business of diaDexus, Inc. (f/k/a VaxGen, Inc.) after the reverse merger between Vaxgen, Inc. and former diaDexus, Inc. on July 28, 2010.

Our Products and Product Candidates

The following table summarizes the indications and regulatory status of our major products:

Products	Indications	Regulatory Status
PLAC® Test ELISA Kit	An aid in predicting risk for CHD and ischemic stroke associated with atherosclerosis	Clearance from FDA first obtained for marketing in the US in July 2003 for CHD and in June 2005 for ischemic stroke. Commercialized in the US and Europe.

PLAC® Test for Lp-PLA2 Activity	An indicator of atherosclerotic cardiovascular disease	CE mark received in January 2012. Commercial launch in Europe in March 2012. We are pursuing 510(k) clearance to allow commercialization in the US.

Our products, the PLAC Test ELISA Kit and the PLAC Test for Lp-PLA2 Activity, (collectively “the PLAC Tests”), are designed to provide information, over and above traditional risk factors, such as cholesterol levels, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection of increased risk and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood using an enzyme-linked-immunosorbent serologic assay (“ELISA”), the PLAC Test ELISA Kit. The PLAC Test ELISA Kit is the only Lp-PLA2 blood test cleared by the Food and Drug Administration (“FDA”) to aid in assessing risk for both coronary heart disease (“CHD”) and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease.

Background on Lp-PLA2 Levels and Risk for Heart Attack and Stroke

CHD and stroke were the first and fourth most frequent causes of death, respectively, in the US in 2010, as reported by the Center for Disease Control in 2012. CHD and stroke were the first and second greatest causes of death for individuals over 65 years of age in the European Union (“EU”) in 2009, as reported by Eurostat in 2012.

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

Lp-PLA2 is an inflammatory enzyme implicated in the formation of rupture prone plaque that can lead to the formation of blood clots and trigger a heart attack or stroke. Lp-PLA2 is a cardiovascular risk marker, and potentially a risk factor, as substantiated in a number of prospective studies:

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

•

In March 2012, a peer-reviewed article authored by Dr. Paul Ridker and colleagues based on the analysis of samples from the Justification for the Use of Statins in Primary Prevention: An Intervention Trial Evaluating Rosuvastatin (JUPITER) study concluded that among primary prevention patients allocated to the placebo, higher base levels of Lp-PLA2 activity were statistically significantly associated with increased cardiovascular risk. The same study showed that among patients allocated to rosuvastatin (Crestor®), Lp-PLA2 levels were not independently associated with residual cardiovascular risk. Treated patients with Lp-PLA2 activity in the higher second, third and fourth quartiles had a somewhat greater relative risk reduction than did those with levels in the first quartile, although this trend did not meet statistical significance.

•

In October 2013, Dr. Harvey D. White and colleagues published a first positive outcomes study based on the analysis of archived samples of the Long-term Intervention with Pravastatin in Ischaemic Disease (“LIPID”) study. This sub-study showed that reduction in Lp-PLA2 activity is a significant predictor of reduction in CHD and changes in Lp-PLA2 activity may account for a substantial proportion of pravastatin (Pravachol®) effect in reducing CHD events over an average of 6.1 years of treatment. This analysis broke new ground by looking for the first time at the relationship between changes in Lp-PLA2 levels and its correlation to reduced CHD events and elevated Lp-PLA2 to a potential risk-factor from predictive risk-marker.

Lp-PLA2 as a therapeutic target

Two peer-reviewed publications, authored by Dr. Wolfgang Koenig and colleagues in 2003 and by Dr. Tomi Häkkinen and colleagues in 1999, indicate that Lp-PLA2 activity is up-regulated in atherosclerotic lesions and in rupture-prone fibrous caps. The rationale for Lp-PLA2 as a key inflammatory biomarker is attractive because this enzyme is produced in atherosclerotic plaques and is specifically linked to plaque inflammation and, presumably, ruptures, suggesting a possible causal pathway leading to clinical events. In preclinical studies published in 2008,

Dr. Robert L. Wilensky and colleagues have shown that inhibition of Lp-PLA2 attenuates the inflammatory response and slows atherosclerotic plaque progression. However, clinical trials are necessary to support the proposition that blocking or reducing Lp-PLA2 activity levels will interrupt the sequence of events leading to atherosclerotic plaque formation and/or rupture. To that end, GlaxoSmithKline developed an Lp-PLA2 inhibitor, darapladib, and is evaluating its clinical efficacy in two randomized, double-blind, placebo-controlled Phase 3 studies.

The first Phase 3 study, named STABILITY, which top-line results were first publicly disclosed by GlaxoSmithKline in November 2013, did not meet its primary clinical endpoint, time to the first occurrence of any component of the composite of major adverse cardiovascular events (“MACE”). GlaxoSmithKline also disclosed that there were greater reductions (nominal p<=0.05) in some of the pre-defined secondary endpoints that require further analysis. GlaxoSmithKline indicated on www.clinicaltrials.gov that a second Phase 3 study, named SOLID-TIMI 52, has an estimated primary completion date of March 2014.

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

PLAC Test ELISA Kit

We introduced our initial PLAC Test ELISA Kit (the “PLAC ELISA Test”) in 2004. Our PLAC ELISA Test uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exists only at large and midsize clinical reference laboratories and large hospitals, which must be certified by the US Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC ELISA Test for their patients from those institutions that are able to perform microplate tests and offer the PLAC ELISA Test. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis. The PLAC ELISA Test is the only product that we market in the US, Europe, Israel and Mexico.

PLAC Test for Lp-PLA2 Activity

We introduced our PLAC Test for Lp-PLA2 Activity (the “PLAC Activity Test”) in Europe in March 2012. Our PLAC Activity Test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. Our PLAC Activity Test allows for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology. This clinical chemistry technology is more prevalent than the microplate technology used for the PLAC ELISA Test and a broader array of institutions can conduct the test. This group includes clinical laboratories and hospitals of all sizes. In addition, the sample handling requirements are much less stringent for the PLAC Activity Test compared to the PLAC ELISA Test, allowing greater ease of use for those facilities processing specimens. The PLAC Activity Test is available in Europe to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. CE marking for this intended use was obtained by self-certification in January 2012. The PLAC Activity Test is only available on a commercial basis in Europe. We plan to pursue 510(k) clearance for this test from the FDA and eventually commercialize this assay format in the US if we obtain the FDA clearance.

In September 2013, we had a pre-submission meeting with the FDA, as a result of which we are advancing our clinical program to support the submission of the PLAC Activity Test to the FDA. We have gained access to a large longitudinal cardiovascular disease study to validate the PLAC Activity Test. We anticipate that the clinical study sample analysis will be initiated prior to the end of the first quarter of 2014.

Both the STABILITY and SOLID-TIMI 52 studies led by GlaxoSmithKline used a Research-Use-Only version of our PLAC Activity Test to measure Lp-PLA2 activity in all patients entering the studies and certain patients over time. Revenue from the sale of this Research-Use-Only kit was less than 5% of total revenues for 2012 and 2013.

Marketing and Distribution

The Market Opportunity

In 2008, a consensus panel of investigators recommended how to use Lp-PLA2 along with guideline-endorsed CVD risk assessment to better stratify individuals who might be at greater CVD risk than suggested by traditional risk factors and who therefore might benefit from more aggressive management strategies. The consensus panel endorsed the use of Lp-PLA2 for the assessment of CHD events and stroke risk in intermediate- or moderate-risk populations, and specifically recommended testing in the following patients:

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

We estimate that approximately 85 million adults in the US had two or more cardiovascular risk factors in 2012. We believe this represents the maximum population in the US to be the targets for our PLAC Tests indicated for aiding in predicting risk for CHD. Based on 2012 published statistics from the American Heart Association, we further estimate that approximately 15% of the US adult population that has high total cholesterol (equal or greater than 200 mg/dL), or approximately 36 million individuals, represents our total addressable market. In Europe, we estimate that a total addressable market similar to that of the US exists based on similar age demographics as well as similar life style.

Distribution

In the US, we market and distribute our PLAC ELISA Test to approximately 30 national and regional clinical reference laboratories with a concentration on the cardiovascular specialty laboratories, which represent the bulk of the demand for the test. Cardiovascular specialty laboratories aim to deliver the consultative sale and performance of several cardiovascular tests, including the PLAC ELISA Test. Our PLAC ELISA Tests are ultimately ordered by physicians who obtain test results from clinical reference laboratories. We and our participating laboratory customers often conduct physician education and awareness programs about Lp-PLA2 and about our PLAC ELISA Test. Our sales force communicates directly with cardiovascular specialty laboratory sales staffs works with these sales staffs to organize educational roundtables for physicians. In 2013, we performed over 310 educational round tables for physicians with the sales staffs of the cardiovascular specialty laboratories. We also have field application specialists that support the start-up of new laboratory customers and respond to their technical questions. Additionally, we maintain a product-focused website, from which interested parties may obtain general information and specific documents relating to the use and clinical performance of our PLAC ELISA Test.

Our top four US laboratory customers for the fiscal year ended December 31, 2013 accounted for 74% of our revenue compared to 69% for the fiscal year ended December 31, 2012. Although our customer base trended towards a more diverse base as new cardiovascular specialty laboratories emerge and grow, we expect this high degree of customer concentration to continue.

In Europe, we market and distribute our PLAC Tests through distributors. We have selected distributors for the PLAC Tests in our target countries based on their knowledge, interest in promoting the PLAC Tests, their contacts and experience in the market, and their ability to reach a variety of customers. All of our European distributors have an exclusive right to distribute our product in their respective territories. Sales in ex-US territories represented approximately 2% of our total revenues for both 2012 and 2013.

Customers

In all territories we and our distributors’ sales and marketing efforts typically target physicians who are delivering primary care to their patients, such as primary care physicians, family physicians, endocrinologists and obstetricians/gynecologists, and have an interest in delivering preventive care. These physicians are generally aware that half of all heart attacks occur in individuals with normal levels of LDL-cholesterol and use diagnostic products, like the PLAC Tests, to help uncover the hidden risks of heart attacks and strokes.

Clinical Guidelines for Lp-PLA2 Testing

Because of the existing body of evidence on the usefulness of measuring Lp-PLA2 levels and expert opinions, testing for Lp-PLA2 is recommended in the following four guidelines:

•	American College of Cardiology Foundation/America Heart Association guideline for assessment of cardiovascular risk in asymptomatic adults (2010);

•

These guidelines were updated in November 2013 and did not specifically discuss the use of Lp-PLA2 testing. These updated guidelines attempt to define practices that meet the needs of patients in most circumstances and are not a replacement for clinical judgment.

•	Guidelines for the primary prevention of stroke: A guideline for healthcare professionals from the American Heart Association/American Stroke Association (2011);

•	American Association of Clinical Endocrinologists’ guidelines for management of dyslipidemia and prevention of atherosclerosis (2012); and

•	European guidelines on cardiovascular disease prevention in clinical practice (2012).

Lp-PLA2 testing is recommended as a vascular-specific inflammation biomarker. The American Association of Clinical Endocrinologists’ guidelines recommend assessing markers of inflammation in patients where further stratification of risk is necessary. hs-CRP and Lp-PLA2 provide useful additional information in these instances and appear to be synergistic in predicting risk of CVD and stroke. Measurement of Lp-PLA2, which in some studies has demonstrated more specificity than hs-CRP, is recommended when it is necessary to further stratify a patient’s CVD risk, especially in the presence of systemic hs-CRP elevations.

Manufacturing and Sources of Supply

We currently depend on two third-party manufacturers to assemble the PLAC ELISA Test. We manufacture certain raw materials in-house that are used by these manufacturers in the production of the PLAC ELISA Test. We manufacture the PLAC Activity Test on our site in South San Francisco, California. We also depend on other key vendors and suppliers of materials, some of which are sole source or for whom an alternative could be difficult to find.

Intellectual Property and Licenses

We actively seek patent protection in the US and other jurisdictions to protect technology, inventions, and improvements to inventions with commercial importance or strategic value to our business. Our success depends to a significant degree upon our ability to obtain patent protection for our technologies. As of December 31, 2013, we own or have a license to 28 patents and 22 pending patent applications worldwide that relate to Lp-PLA2. These issued patents have expiration dates ranging from 2013 to 2016.

We have exclusive licenses from SmithKlineBeecham Corp. (now GlaxoSmithKline) and a co-exclusive license from ICOS Corporation (“ICOS”) (acquired by Eli Lilly and Company) to practice and commercialize technology covered by several issued and pending US patents and their foreign counterparts. The licenses from GlaxoSmithKline and ICOS include exclusive rights to develop diagnostic assays for Lp-PLA2. Some of these licensed patents covering composition of matter and cardiovascular diagnostic claims have expiration dates that range from 2013 to 2016. A family of issued patents and pending applications covering the measurement of Lp-PLA2 activity in the presence of an inhibitor, such as the drug candidate darapladib, will expire after 2024.

We intend to seek further intellectual property protection on Lp-PLA2 technologies, including both the PLAC ELISA Test and the PLAC Activity Test, to strengthen our competitive position.

Prior to the 2010 merger between VaxGen, Inc. (“Vaxgen”) and former diaDexus, VaxGen sold its anthrax vaccine program and licensed its Human Immunodeficiency Virus (“HIV”) vaccine program to third parties. We retain rights to milestone and royalty payments under these license and purchase agreements; however we do not anticipate that we will derive nor ultimately receive any significant revenue from these third parties that obtained rights to VaxGen’s anthrax and HIV programs.

Competition

Current Competition

We face competition from a number of life sciences companies in the discovery, development, and commercialization of novel diagnostic products for cardiovascular disease. Competing companies include, but are not limited to, large public companies with significantly greater resources, such as Roche, Abbott Laboratories, Siemens, Quest Diagnostics and Alere. Their products may compete indirectly with our current products by offering alternative tests for the same clinical need, and in the future they may compete directly against our product offerings.

We are also aware that research may be underway at various government-financed entities worldwide, as well as at numerous academic institutions, to identify potential diagnostic markers and therapies for cardiovascular disease. Products developed from discoveries made by these entities and institutions may compete with our future product offerings.

Because of our current exclusive and co-exclusive licenses and patents, we believe it would be difficult for a competing company to commercialize an Lp-PLA2 test without our agreement. In the broader category of inflammation biomarkers, we are aware that hs-CRP tests are considered by some physicians to be competitive diagnostic blood tests and by other physicians to be complementary diagnostic blood tests to our PLAC Tests. There are over a dozen manufacturers of hs-CRP tests and such tests are widely available to the same laboratory customers who purchase our PLAC Tests.

Future Competition

It may be possible for existing customer laboratories to commercialize a diagnostic test service once our patents covering composition of matter and cardiovascular diagnostic claims of our PLAC Tests expire. Although these laboratories could develop a laboratory developed test and could show that they measure the same products as our PLAC Tests, or analytic validity, they would need to analyze human clinical samples from a study representative of US adult population with known cardiovascular outcomes to be able to claim clinical validity. We believe that there are few such archived studies available for providing clinical validity and running a long term prospective study would cost prohibitive to potential competitors. We also believe the FDA clearance for our PLAC ELISA Test and obtaining a similar clearance for the PLAC Activity Test could provide, along with being first-to-market, a distinct competitive advantage over future competitors for Lp-PLA2 testing.

Research and Development

We incurred approximately $4.7 million and $4.2 million of research and development expenses during the years ended December 31, 2013 and 2012, respectively, each of which accounted for approximately 18% of our total operating expenses in these respective years. In 2012, we made technical improvements to both tests and analyzed archival samples from various clinical trials for Lp-PLA2 levels. In 2013, we continued to work on improving the PLAC ELISA Test, extended the shelf life of the PLAC Activity Test, and conducted preliminary activities in preparation of cohort testing with the PLAC Activity Test for submission to the FDA.

Pipeline

We are in the process of identifying new indications for our PLAC Tests to expand the clinical utility of our products. There are several published clinical studies that provide preliminary evidence that Lp-PLA2 levels may have clinical utility in diseases or indications other than those for which our PLAC Tests are currently cleared. We intend to focus on cardiovascular disease risks, such as risks of secondary cardiac events and risks of cardiac events in the context of other diseases.

We are also interested in acquiring biomarkers or rights to biomarkers that could be sold through our existing partnered sales channel, i.e., measured at cardiovascular specialty laboratories. We are specifically interested in assets that would have a development period of three years or less and would help uncover other heart disease risks. To that end, in the second half of 2012, we started a strategic business development process to identify new biomarker assays in the cardiovascular space, for development and sale through our existing channels. We anticipate being able to provide an update on this strategic development by the end of the first quarter of 2014.

Government Regulations and Regulatory Progress

Our PLAC Tests are subject to regulation by the FDA under its authority to regulate medical devices. In the US, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, premarket notification and adherence to the FDA’s Quality Systems Regulation (“QSR”), which covers device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to premarket approval and most of the previously identified requirements. Most in vitro diagnostic devices are regulated as Class I or Class II devices, although certain diagnostic tests are classified as Class III devices. Our PLAC Tests are classified as class II devices.

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

We are also subject to the laws that govern the manufacture and distribution of medical devices in the countries in which we manufacture or sell products. The member states of the EU have adopted the European Medical Device Directives, which regulate the manufacture and distribution of medical devices in all EU member countries. These regulations require us to obtain CE marking for diagnostic tests, including our PLAC Tests, prior to marketing them in any EU member state. In December 2009, we received authorization to apply the CE marking to our PLAC ELISA Test. In September 2011, we were awarded a Certificate of Registration of Quality System to I.A. EN ISO 13485:20003 (“ISO certification”) for “Design, manufacture and distribution of in vitro diagnostic reagents for the determination and evaluation of cardiovascular biomarkers” by the National Standards Authority of Ireland. In January 2012, the Technical File for the PLAC Activity Test was submitted for CE marking with a European authorized representative, mdi Europa. CE marking was obtained by self-certification in January 2012. Both ISO certification and CE marking are requirements for our PLAC Activity Test to be marketed and sold in Europe.

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

In June 2011, we submitted a premarket notification to the FDA seeking clearance under section 510(k) of the Food, Drug and Cosmetic Act (“FDCA”) to market our PLAC Activity Test. In October 2011, we elected to withdraw the application following discussions with the FDA. We continued to have discussions with the FDA regarding a new application for the PLAC Activity Test with data from archival blood samples of a large clinical trial. In September 2013, we had a pre-submission meeting with the FDA, as a result of which we advanced our clinical program to support the submission of the PLAC Activity Test to the FDA. We have gained access to a large longitudinal cardiovascular disease study to validate the PLAC Activity Test. We anticipate that the clinical study sample analysis will be initiated prior to the end of the first quarter of 2014 and that we will subsequently submit a 510(k) to the FDA providing we interpret that the analysis supports clinical efficacy of the PLAC Activity Test. The FDA then would have up to 90 days to complete its review, but it may request additional data, which increases the time necessary to complete its review.

Reimbursement

Our largest customers are cardiovascular specialty laboratories in the US. Payment for testing to these customers is largely based on third-party payor reimbursement, whereby the laboratory that performs the test will submit an invoice to the patient’s insurance provider or to the patient if he is not covered by an insurance program. Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology (“CPT”) code by the American Medical Association. Each CPT code is then assigned a reimbursement level by the Centers for Medicare and Medicaid Services (“CMS”), formerly the US Health Care Financing Administration. Third party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS. To the extent that third-party insurers cover our PLAC Test, our customers running our test are reimbursed provided that the clinician’s order contains covered diagnostic codes. Our PLAC ELISA Test has a CPT code and is reimbursed at $46.31 by CMS in 2014 and was reimbursed at $46.66 by CMS in 2013, before any sequester. We anticipate that there will be further decrease in the reimbursement price from CMS in future years. As a result of this decrease, we may experience pressure on our average selling price to our US customer laboratories that run our PLAC ELISA Test.

Our PLAC Tests has not received reimbursement coverage in any European country. We have on-going efforts to provide economic benefit analysis to certain European agencies that establish reimbursement for their respective territories.

Employees

As of December 31, 2013, we had a total of 67 full-time employees, including 12 full-time employees in sales. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

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

Risks Relating to Our Business Operations

We have withdrawn our 510(k) premarket notification for FDA clearance of our PLAC Activity Test, and we may not be able to submit a subsequent 510(k) premarket notification or to obtain clearance with respect to such application.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the FDCA to market our PLAC Activity Test. This assay measures the activity levels of the Lp-PLA2 enzyme in the blood, while the PLAC Tests currently marketed in the US utilizes an ELISA method that measures the concentration of the enzyme. The PLAC Activity Test is capable of running on automated, high throughput clinical chemistry analyzers unlike the current PLAC ELISA Test. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Tests market and revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We continued to have discussions with the FDA regarding a new application for the PLAC Activity Test, and in September 2013, we had a pre-submission meeting with the FDA. As a result of this meeting, we are advancing our clinical program to support the submission of the PLAC Activity Test. We have partnered with a large longitudinal cardiovascular disease study to validate the PLAC Activity Test. We are anticipating that the clinical study sample analysis will be initiated prior to the end of the first quarter of 2014.

There can be no guarantee that clinical trials we identify will be satisfactory to the FDA. We cannot assure you that the results of any such clinical trials will support the proposed clinical claims. There can be no guarantee that the FDA will clear any subsequent 510(k) submission on a timely basis, or at all. We are unable to predict the submission date or receipt of clearance for the PLAC Activity Test, which may result in a loss of potential customers and would have an adverse effect on our financial condition and our ability to maintain or expand our business.

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

Our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits. As is the case with all novel biomarkers, we must establish a market for our PLAC Tests and build that market through physician education and awareness programs. Publication in peer review journals of results from outcome studies using our products will be an important consideration in the adoption by physicians and in the coverage by insurers. Our ability to successfully commercialize the PLAC Tests and other diagnostic products will depend on many factors, including:

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

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top four customers accounted for 72% and 60% of our accounts receivable as of December 31, 2013 and 2012, respectively, and 74% and 69% of our revenue for the years ended December 31, 2013 and 2012, respectively. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether we are able to grow our revenue from the PLAC Activity Test. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of customers, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers exert greater influence over our product pricing, which led to a decline in average sales price in past quarters. Such downward pressure on our pricing may continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business.

Our PLAC Activity Test sales could be affected by the outcome and the timing of the GlaxoSmithKline’s clinical studies of its Lp-PLA2 inhibitor, darapladib.

In November 2013, GlaxoSmithKline reported in a press release that their trial evaluating the Lp-PLA2 inhibitor, darapladib, did not meet its primary endpoint measure, which was time to first occurrence of any major adverse cardiovascular event (“MACE”). GlaxoSmithKline indicated on www.clinicaltrials.gov that a second Phase 3 study, named SOLID-TIMI 52, has an estimated primary completion date of March 2014. The outcomes of these trials may or may not increase or decrease the adoption and sales of our PLAC Test and we are unable to predict the timing and potential impact of those results.

We rely on two manufacturers to supply materials for our PLAC ELISA Test and a limited number of vendors and suppliers to obtain materials for the manufacture of our products. If these manufacturers are unable to deliver our products or these vendors and suppliers are unable to deliver our materials in a timely manner, or at all, we may be unable to meet demand, which would have a material adverse effect on our business.

We have qualified two manufacturers for our PLAC ELISA Test, and we intend to order regularly from both of these third-party manufacturers in the future. We rely on our third-party manufacturers to maintain their manufacturing facility in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business. In addition, increases in the prices we pay our manufacturer, or lapses in quality, such as failure to meet our specifications or the requirements of the QSR and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace the existing manufacturers may be difficult, because the number of potential manufacturers is limited.

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

We manufacture our PLAC Activity Test on-site in South San Francisco, California and we could experience process, quality control and shipping problems due to the early stage of manufacturing.

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

In the US, third-party payors generally require billing codes on claims for reimbursement that describe the services provided. For laboratory services, the American Medical Association (“AMA”) establishes most of the billing codes using CPT codes. Each third-party payor generally develops payment amounts and coverage policies for their beneficiaries or members that ties to the CPT code established for the laboratory test and, therefore, coverage and reimbursement may differ by payor even if the same billing code is reported for claims filing purposes. For laboratory tests without a specific billing code, payors often review claims on a claim-by-claim basis and there are increased uncertainties as to coverage and eligibility for reimbursement. Currently, the tests performed by our assays are described by existing CPT codes, but we cannot guarantee that the CPT codes will not be revised or new CPT codes will not be established for our future assays. If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline. Lower-than-expected, or decreases in, reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the willingness of physicians and other practitioners to purchase our products at prices we target, or at all. If we are unable to sell our products at target prices, our revenue and gross margins will suffer and our business could be materially harmed.

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

Our dependence on distributors for foreign sales of our PLAC Activity Test could limit or hinder us from selling our tests in Europe and from realizing long-term international revenue growth.

As of December 31, 2013, we had exclusive distribution agreements for our products in 23 countries, mostly in Europe, and we may enter into other similar arrangements in other countries in the future. Exclusive distribution arrangements limit our ability to directly, or indirectly through other distributors, address customers in those countries. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Activity Tests. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

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

We will also be subject to additional reporting and compliance requirements if our securities are listed on a national securities exchange or if we cease to be a smaller reporting company under applicable SEC regulations. Compliance with these rules and regulations has and will cause us to incur significant legal and financial compliance costs. In addition, we are required to implement and maintain effective internal control over financial reporting and disclosure. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We have incurred and expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. Moreover, if we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission (“SEC”) or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

Many national, regional, and local laws and regulations, including the recently enacted healthcare reform legislation, have not been fully implemented by the regulatory authorities or adjudicated by the courts, and these provisions are open to a variety of interpretations. In the ordinary course of business, we must frequently make judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to various sanctions, including substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. Such sanctions could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business. In addition, in January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program. The FDA issued its recommendations and proposed action items in response to concerns from both within and outside of the FDA about the 510(k) program. Although the FDA has not detailed the specific modifications or clarifications that the FDA intends to make to its guidance, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process, the FDA’s announced action items signal that additional regulatory requirements are likely. The FDA intends to issue a variety of draft guidance and regulations which, when fully implemented, could impose additional regulatory requirements upon us, which could delay our ability to obtain new clearances, increase the cost of compliance, or restrict our ability to maintain our current 510(k) clearances.

Healthcare reform and its restrictions on coverage and reimbursement may adversely affect our business.

Legislation both proposed and passed has had an impact on reimbursement levels for diagnostic services, including laboratory tests. For instance, in March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes a number of substantial changes to the way health care is financed by both governmental and private insurers. Among other things, the PPACA mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. A productivity adjustment also is made to the fee schedule payment amount. In addition, on February 22, 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which, among other things, mandated an additional change in Medicare reimbursement for clinical laboratory services. This legislation requires a rebasing of the Medicare clinical laboratory fee schedule to effect a 2% reduction in payment rates otherwise determined for 2013, which in turn will serve as a base for 2014 and subsequent years. Further, with respect to the PPACA changes, the legislation establishes an Independent Payment Advisory Board (“IPAB”) to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies, which may have a negative impact on payment rates for services, including clinical laboratory services, beginning in 2016, and for hospital services beginning in 2020. In addition, the PPACA provides for an excise tax on medical devices that will potentially increase our costs if we are unable to pass the taxes on to our customers and requires us to disclose all transfers of values to physicians and physician teaching institutions under the sunshine provisions of the PPACA. A failure to properly disclose such transfers could cause Medicare to impose penalties, including substantial financial sanctions.

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

If we breach any of these covenants, are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to (i) maintain a liquidity ratio of not less than 1.25 to 1 and (ii) ensure our cumulative net loss beginning July 1, 2013 does not exceed $6,000,000 in accordance with GAAP, and our failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, Comerica could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay those amounts, Comerica could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was $199.9 million at December 31, 2013. For the years ended December 31, 2013 and 2012, we incurred net losses of $2.2 million and $2.8 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Moreover, we are solely dependent on our product line of PLAC Tests. We expect that the PLAC Tests will account for a substantial portion of our revenue for the foreseeable future. We do not know if our PLAC Tests will be successful over the long-term and it is possible that the demand for the product may decline over time, and any quarter or other period of profitability may not be sustainable without continued growth in sales of our PLAC Tests. We may never be able to commercialize the PLAC Activity Test in the US. Any decline in demand or failure of our PLAC Tests to penetrate current or new markets significantly could have a material adverse effect on our business, financial condition, and results of operations. Moreover, the sale of PLAC Tests may not continue to grow at the historical rates that we have experienced in the past, and any reduction in demand from one or more of our major customers would have a significant impact on our ability to achieve and maintain profitability.

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

Our success depends, in large part, on our ability to protect proprietary discoveries, technology, and diagnostic tests under the patent and other intellectual property laws of the US and other countries, so that we can seek to prevent others from unlawfully using our proprietary inventions and information.

Additionally, we have filed or have licensed rights to a number of patent applications that are in an early stage of prosecution, and we cannot make any assurances that any of the pending patent applications will become issued and enforceable patents. In addition, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

Moreover, the US Leahy-Smith America Invents Act, with central provisions effective as of March 2013, brings significant changes to the US patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. The effects of these changes on our patent portfolio and business have yet to be determined, as the US Patent and Trademark Office is implementing regulations relating to these changes and US courts have yet to address the new provisions. However, these changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights.

Furthermore, recently issued US Supreme Court has decisions in cases involving patents claiming genetic materials and information, and diagnostic products and methods based on genetic materials and information may impact our business. For example, on March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the US Supreme Court issued an opinion holding that the processes claimed by Prometheus’ patent were not patent eligible because these processes—determining the relationships between concentrations of certain metabolites in the blood and the likelihood that a thiopurine drug dosage will prove ineffective or cause harm—merely apply laws of nature and are not themselves patentable. On June 13, 2013 in Association for Molecular Pathology et al.v. Myriad Genetics, Inc., et al. the US Supreme Court issued an opinion holding that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated, but cDNA is patent eligible because it is not naturally occurring. It is unknown what the impact of the decisions in these cases will bring with respect to our patents.

We license key intellectual property from GlaxoSmithKline and ICOS, and our contractual relationships have certain limitations.

We have an exclusive license from GlaxoSmithKline (formerly SmithKlineBeecham plc) and a co-exclusive license from ICOS Corporation (“ICOS”), subsequently acquired by Eli Lilly and Company, to practice and commercialize technology covered by several issued and pending US patents and their foreign counterparts. Some of these licensed patents covering composition of matter and cardiovascular diagnostic claims have expiration dates range from 2013 to 2016. A family of issued patents and pending applications covering measuring Lp-PLA2 activity in the presence of an inhibitor, such as the drug candidate darapladib, will expire after 2024.

Several of our agreements with each of GlaxoSmithKline and ICOS provide licenses to use intellectual property that is important to our business, and we may enter into additional agreements in the future with GlaxoSmithKline or with other third parties that change licenses to valuable technology. Current licenses impose, and future licenses may impose, various commercialization, milestone and other obligations on us, including the obligation to terminate our use of patented subject matter under certain circumstances. If a licensor becomes entitled to, and exercises, termination rights under a license, we could lose valuable rights and our ability to develop our current and future products. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.

Any inability to adequately protect our proprietary technologies and product candidates could harm our competitive position.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We plan to continue to apply for patents covering our technologies and products as we deem appropriate. We cannot make assurances that our pending patent applications will issue as patents and, if they do, whether the scope of such claims will be sufficiently broad to prevent third parties from utilizing our technologies, commercializing our discoveries, or developing competing products. Any patents we currently hold, or obtain in the future, may be held invalid or unenforceable or may not be sufficiently broad to prevent others from utilizing our technologies, commercializing our discoveries, or developing competing technologies and products. Moreover, expiration or invalidation of our issued patents may impact our ability to maintain the competitive position of our products. Furthermore, third parties may independently develop similar or alternative technologies or design around our patented technologies. Third parties may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantage.

We have rights to patents and patent applications owned by GlaxoSmithKline and ICOS that provide important protection on the composition of matter and utility of our products and product candidates. We do not, however, directly control the prosecution and maintenance of all of these patents. GlaxoSmithKline and ICOS may not fulfill their obligations as licensors and may allow these patents to go abandoned or may not pursue meaningful claims for our products. Also, while the US Patent and Trademark Office has issued patents covering diagnostic utility or methods, we do not know whether or how courts will enforce these patents. If a court finds our patents for these types of inventions to be unpatentable or interprets them narrowly, the benefits of our patent strategy may not materialize. If any or all of these events occur, they could diminish the value of our intellectual property.

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

We maintain our principal administrative office, laboratory and production operations in a 65,000 square foot leased facility located at 349 Oyster Point Boulevard under a lease agreement that expires in December 2016. We believe this facility is more than adequate for our present needs.

Item 3.	Legal Proceedings

We are from time to time subject to various claims and legal actions during the ordinary course of business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stock Holder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board (the “OTCQB”) under the symbol “DDXS”. The following table sets forth the high and low bid prices of our common stock for the periods indicated. The prices represent quotations by dealers without adjustments for retail markups or commission and may not represent material transactions.

	Common Stock
	2013		2012
	High	Low	High	Low
First Quarter	$0.69	$0.34	$0.42	$0.17
Second Quarter	0.88	0.54	0.46	0.23
Third Quarter	1.95	0.72	0.46	0.32
Fourth Quarter	2.23	0.64	0.43	0.28

On March 6, 2014, the last reported sales price of our common stock on the OTCQB was $0.98 per share.

Holders

There were approximately 298 holders of record of our common stock as of March 6, 2014.

Repurchases and Dividends

Issuer purchases of equity securities during the quarter ended December 31, 2013:

(in thousands, except shares and per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs

April 1 – April 30, 2013	248,440	$0.26	—	—

August 1 – August 31, 2013	386,784	0.26	—	$—

	635,224	$0.26	—	$—

In April 2013, we issued 248,440 shares of common stock pursuant to a cashless exercise of 438,421 options with an exercise price of $0.26. In August 2013, we issued 386,784 shares of common stock pursuant to a cashless exercise of 480,769 warrants with an exercise price of $0.26. There were no other repurchases of our equity securities during the year ended December 31, 2013. We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future. Under the terms of a loan agreement with a bank, we are restricted from declaring a dividend without the bank’s consent.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements and related Notes included in PART II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a life sciences company focused on developing and commercializing proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease (“CVD”). We sell our diagnostic products to laboratories. Physicians order testing for their patients from these laboratories and use the results to aid in assessing their patients risk for CVD.

Our company was initially incorporated in November 1995. In July 2010, we completed a reverse merger with former diaDexus, Inc., which was the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation in September 1997, SmithKlineBeecham Corporation granted former diaDexus, Inc. an exclusive license to certain diagnostic intellectual property, including exclusive rights to develop diagnostic assays for lipoprotein-associated phospholipase A2 (“Lp-PLA2”). In November 2010, in connection with the reverse merger, we changed our name to diaDexus, Inc.

Our products, the PLAC ELISA Test and the PLAC Activity Test, (collectively “the PLAC Tests”), are designed to provide information, over and above traditional risk factors, such as cholesterol levels, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection of increased risk and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood using an enzyme-linked-immunosorbent serologic assay (“ELISA”), the PLAC ELISA Test. The PLAC ELISA Test is the only Lp-PLA2 blood test cleared by the Food and Drug Administration (“FDA”) to aid in assessing risk for both coronary heart disease (“CHD”) and ischemic stroke associated with atherosclerosis. The second test, the PLAC Activity Test, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease.

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

The “Company,” “diaDexus,” “we,” “us,” and “our” refers to the business of diaDexus, Inc. (f/k/a VaxGen, Inc.) after the reverse merger between Vaxgen, Inc. and former diaDexus, Inc. on July 28, 2010.

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

Revenue Recognition

We generate revenues from product sales, royalties earned, license fees and contract arrangements, and recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and title has transferred, transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

License fee revenue including nonrefundable upfront fees, is deferred and recognized over the term of the underlying agreements. We recognize royalty revenue when reportable product sales are confirmed. Revenue from technology licenses or other payments under collaborative agreements where we have a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. The term of these underlying agreements is ten years.

Our revenues are derived to a large extent from sales to a limited number of distributors and large laboratory customers which account for a significant portion of our revenue. The concentration of our key customers may vary from period to period for a variety of reasons, including competition, developments related to our products, and changes in individual customers’ purchases of our products. The concentration of revenue from our top four customers was 74% and 69% for the years ended December 31, 2013 and 2012, respectively.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Years Ended December 31,
	2013	2012
United States	$24,316	$20,443
Europe	330	245
Rest of the world	238	88

	$24,884	$20,776

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition provisions of Accounting Standard Codification (“ASC”) 718, Share-Based Payment. The fair value of stock options and warrants are calculated using the Black-Scholes pricing method on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

Pre-Merger VaxGen filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, deductibility of certain expenses, expenses included in our research and development tax credit computations, as well as other matters. Although the outcome of any tax audit is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. We regularly assess the tax positions for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. We believe that the ultimate outcome of these matters will not have a material impact on our financial position, financial operations or liquidity.

We file income tax returns in the US federal jurisdiction and several state jurisdictions. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdictions. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of December 31, 2013, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We have generated net losses since inception and accordingly did not record a provision for income taxes. The deferred tax assets were primarily comprised of federal and state tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code, a change of control, as defined in the Internal Revenue Code, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes, that can be used to reduce future tax liabilities. As a result of our reverse merger, certain of the Company’s tax attributes related to former diaDexus, Inc. prior to the reverse merger are subject to an annual limitation of $240,000 for federal and state purposes.

Results of Operations

Results of Operations for the Years Ended December 31, 2013 and 2012

Revenues

	Years Ended December 31,		% Increase (Decrease)
	2013	2012	2012 to 2013
	(in thousands)
Revenues:
Product sales	$24,561	$18,066	36%
Royalty revenue	18	2,405	(99)%
License revenue	305	305	—%

Total net revenues	$24,884	$20,776	20%

Revenues are generated from licensing fees, royalties earned, product sales, and contract arrangements. The accounting classification of our product revenue as either royalties or product sales relates to the sales channels used, and as such, we believe that operating performance is most effectively evaluated by examining total net revenues.

Revenues for the year ended December 31, 2013 were $24.9 million, an increase of approximately $4.1 million, or 20% compared with the year ended December 31, 2012. This increase primarily reflects an increased volume demand for our PLAC ELISA Test.

Our top four customers accounted for 74% and 69% of our net revenues for the years ended December 31, 2013 and 2012, respectively. Because of this customer concentration and the timing of orders from these customers, our quarterly and annual revenues may fluctuate materially. We expect quarterly revenues to fluctuate more due to the high customer concentration. We also expect revenues to increase with volume demand for the PLAC Tests.

Product Costs

	Years Ended December 31,		% Increase
	2013	2012	2012 to 2013
	(in thousands)
Product costs	$7,222	$6,296	15%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs for the year ended December 31, 2013 were $7.2 million, an increase of $926,000, or 15% compared to the year ended December 31, 2012. This increase primarily reflects an increase in personnel and recruiting costs of approximately $460,000 due to expansion of quality control and manufacturing teams, an increase in excise tax of approximately $455,000 imposed under the Patient Protection and Affordable Care Act of 2010, and an increase in product-related materials and supplies costs of approximately $255,000 due to increased demand for our PLAC Tests. These cost increases were partially offset by a decrease of approximately $250,000 in royalty costs due to the expiration of a royalty obligation in August 2012.

We expect product costs to continue to increase due to increased demand for our PLAC Tests, partially offset by production economies of scale.

Sales and Marketing Expenses

	Years Ended December 31,		% Increase
	2013	2012	2012 to 2013
	(in thousands)
Sales and marketing	$7,482	$5,465	37%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses for the year ended December 31, 2013 were $7.5 million, an increase of $2.0 million, or 37% compared to the year ended December 31, 2012. This increase primarily reflects an increase in personnel costs of approximately $1.5 million due to an expansion of our sales and marketing team, an increase of approximately $321,000 related to increased marketing activities and development of marketing materials, and an increase in travel and entertainment of approximately $264,000 due to higher headcount. These cost increases were partially offset by a decrease in collaborative studies expenses of approximately $72,000 related to exploratory label claim expansion of our PLAC Tests.

We expect our sales and marketing expenses to continue to increase as we identify and hire additional personnel and as we develop and commercialize new products in the US, and maintain and expand our position in the market for diagnostics in cardiovascular disease.

Research and Development Expenses

	Years Ended December 31,		% Increase
	2013	2012	2012 to 2013
	(in thousands)
Research and development	$4,709	$4,196	12%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses for the year ended December 31, 2013 were $4.7 million, an increase of $513,000, or 12% compared to the year ended December 31, 2012. This increase primarily reflects an increase in personnel costs of $298,000 due to expansion of our research and development team and an increase in costs of approximately $211,000 related to development of a new diagnostics product pipeline.

We expect research and development costs will continue to increase as a result of staffing increases and new product development projects.

General and Administrative Expenses

	Years Ended December 31,		% Increase
	2013	2012	2012 to 2013
	(in thousands)
General and administrative	$7,486	$7,217	4%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses for the year ended December 31, 2013 were $7.5 million, an increase of $269,000, or 4%, compared to the year ended December 31, 2012. This increase primarily reflects an increase in stock-based compensation expense of approximately $157,000 primarily attributable to a higher stock price, an increase in professional fees of approximately $81,000 primarily related to healthcare regulatory compliance, and an increase in accrued compensation of $66,000. These cost increases were partly offset by a one-time recruiting expense of approximately $91,000 related to the hiring of our chief financial officer in 2012.

We expect general and administrative expenses increase slightly on track with inflation.

Interest Income, Interest Expense and Other Income (Expense), Net

	Years Ended December 31,		% Increase (Decrease)
	2013	2012	2012 to 2013
	(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$4	$16	(75)%
Interest expense	(488)	(395)	24%
Other income (expense), net	340	(10)	(3,500)%

Total net interest and other income (expense)	$(144)	$(389)	(63)%

Interest income is derived from cash balances, and short and long-term investments. Interest expense is based on outstanding debt obligations. Net interest and other expense for the year ended December 31, 2013 was $(144,000), an increase of $245,000, or 63% compared to the year ended December 31, 2012. This increase primarily reflects a gain of approximately $340,000 from sale of assets held-for-sale, offset by increase in interest expense of approximately $93,000 primarily due to an increase in our loan under our credit facility.

Income Taxes

	Years Ended December 31,		% Increase
	2013	2012	2012 to 2013
	(in thousands)
Income tax benefit (provision)	$(5)	$(2)	150%

We generated a net loss for the year ended December 31, 2013 and had no federal income tax provision. Our effective tax rate for income tax was 0% for the years ended December 31, 2013 and 2012.

While we have substantial net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes, our ability to utilize certain of our net operating losses are limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code. At December 31, 2013, we had unrecognized tax benefits totaling $1.6 million.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of December 31, 2013, we had an accumulated deficit of $199.9 million, working capital of $14.6 million and stockholders’ equity of $7.5 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to cover our cash needs for operating activities and commitments for at least twelve months.

Cash, Cash Equivalents and Investments

As of December 31, 2013, we had cash and cash equivalents of $16.8 million, compared to cash, cash equivalents and investments of $13.6 million at December 31, 2012. The increase of $3.2 million primarily reflects proceeds from notes payable of $5.0 million which was partially offset by cash used in operating activities of $2.1 million.

Cash Flows from Operating Activities

Net cash used in operating activities of $2.1 million for the year ended December 31, 2013 was principally due to the net loss of $2.2 million and a $0.3 million cash outflow related to changes in operating assets and liabilities, offset by the effect of non-cash items totaling $0.4 million. Significant non-cash items were stock-based compensation expense of $0.6 million, depreciation and amortization of $0.5 million, interest expense of $0.1 million, unfavorable lease amortization of $(0.6) million and gain in sale of assets of $(0.3) million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities in the year ended December 31, 2013 was $1.1 million, primarily due to net investment maturities of $0.7 million and proceeds from sale of assets of $0.6 million. This cash provided by investing activities was partially offset by purchases of property and equipment totaling $0.3 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities in the year ended December 31, 2013 was $5.0 million, primarily due to amending and increasing a term loan in the amount of $5.0 million and proceeds from stock option exercises of $0.1 million. This was partially offset by a fee paid relating to the term loan of $0.1 million.

Net cash provided by financing activities in the year ended December 31, 2012 was $39,000, reflecting proceeds from stock option exercises, partially offset by a fee paid relating to the amendment of a term loan agreement first entered into in September 2011.

Other Information

Our future capital requirements will depend primarily upon our ability to maintain and grow our current product revenues, to obtain regulatory approval for the PLAC Activity Test in the US, to develop and commercialize product line extensions for our PLAC Tests, to develop or acquire new cardiovascular biomarker tests, to manage our obligations under real estate leases, to realize the sale of our assets held for sale, and to improve our reimbursement prospects from third-party payors.

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

In September 2011, we entered into a loan and security agreement with Comerica Bank, which was amended in September 2012 and again in October 2013 (see Note 9 of the Notes to Financial Statements included in this Annual Report on Form 10-K). This loan contains various covenants. If we breach any of these covenants or we are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to (i) maintain a liquidity ratio of not less than 1.25 to 1 and (ii) ensure our cumulative net loss does not exceed $6,000,000 beginning July 1, 2013 in accordance with GAAP, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If we are unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with the loan covenants. In order to meet the future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding or, if available, that such funding would be on favorable terms.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2013 are disclosed in the following table (in thousands):

	Total	2014	2015	2016
Debt obligations	$11,379	$3,418	$3,233	$4,728
Operating lease obligations	7,977	2,581	2,658	2,738

Total contractual commitments	$19,356	$5,999	$5,891	$7,466

As part of the reverse merger completed in 2010, we recorded a lease obligation which contained a lease payment that exceeded current market rates. Accordingly, we recognized a $4.1 million unfavorable lease obligation. We amortize the unfavorable lease obligation using the effective interest rate method. The carrying amount of the unfavorable lease liability was $2.5 million as of December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of December 31, 2013, we had cash and cash equivalents of $16.8 million which consisted of cash and highly liquid money market funds.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of diaDexus, Inc.

In our opinion, the accompanying balance sheets and the related statements of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of diaDexus, Inc. at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

San Jose, California

March 11, 2014

DIADEXUS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$16,847	$12,851
Short-term investment securities	—	747
Accounts receivable, net of reserve of $5 and $0 at December 31, 2013 and 2012, respectively	3,027	2,789
Inventories	460	134
Assets held for sale	—	300
Prepaid expenses and other current assets	845	871

Total current assets	21,179	17,692
Restricted cash	1,400	1,400
Property and equipment, net	968	1,250
Other long-term assets	100	142

Total assets	$23,647	$20,484

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$611	$469
Notes payable, current portion	2,763	272
Deferred revenues, current portion	228	317
Deferred rent, current portion	51	—
Unfavorable lease obligations	697	588
Accrued and other current liabilities	2,203	1,953

Total current liabilities	6,553	3,599
Non-current portion of notes payable	7,047	4,621
Non-current portion of deferred revenue	—	225
Non-current portion of deferred rent	336	363
Non-current portion of unfavorable lease obligation	1,777	2,475
Other long term liabilities	414	346

Total liabilities	16,127	11,629
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,751,685 and 53,890,314 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	548	539
Additional paid-in capital	206,868	206,048
Accumulated deficit	(199,896)	(197,732)

Total stockholders’ equity	7,520	8,855

Total liabilities and stockholders’ equity	$23,647	$20,484

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share data)

	Years ended December 31,
	2013	2012
Revenues:
Product sales	$24,561	$18,066
Royalty revenue	18	2,405
License revenue	305	305

Total revenues	24,884	20,776

Operating costs and expenses:
Product costs	7,222	6,296
Sales and marketing	7,482	5,465
Research and development	4,709	4,196
General and administrative	7,486	7,217

Total operating costs and expenses	26,899	23,174

Loss from operations	(2,015)	(2,398)
Interest income, interest expense and other income (expense), net:
Interest income	4	16
Interest expense	(488)	(395)
Other income (expense), net	340	(10)

Loss before income tax	(2,159)	(2,787)
Income tax provision	(5)	(2)

Net loss	$(2,164)	$(2,789)

Basic and diluted net loss per share:	$(0.04)	$(0.05)

Weighted average shares used in computing basic and diluted net loss per share	54,329,424	53,198,336

Comprehensive loss:
Net loss	$(2,164)	$(2,789)
Net change in unrealized gain/(loss) on available for sale securities	—	5

Comprehensive loss	$(2,164)	$(2,784)

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012
Operating activities:
Net loss	(2,164)	$(2,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of assets	(340)	4
Depreciation and amortization	531	503
Stock-based compensation	632	362
Provision for doubtful accounts and rebate reserve (reversal)	5	(24)
Amortization on investments	—	26
Noncash interest expense	31	29
Noncash interest associated with notes payable	140	125
Unfavorable lease	(589)	(492)
Inventory written off	—	31
Changes in operating assets and liabilities:
Accounts receivable	(243)	(357)
Inventory	(326)	(48)
Prepaid expenses, other current assets and other long-term assets	3	138
Accounts payable	174	(386)
Accrued liabilities and other long-term liabilities	342	(343)
Deferred rent	24	97
Deferred revenue	(314)	(319)

Net cash used in operating activities	$(2,094)	$(3,443)

Investing activities:
Purchases of property and equipment	(302)	(605)
Maturities of available-for-sale investments	747	7,219
Purchases of available-for-sale investments	—	(1,245)
Proceeds from sale of assets, net	634	2
Release of restricted cash	—	400

Net cash provided by investing activities	$1,079	$5,771

Financing activities:
Proceeds from notes payable	5,000	—
Debt issuance costs	(50)	(50)
Proceeds from stock option exercises	61	89

Net cash provided by financing activities	$5,011	$39

Net increase in cash and cash equivalents	3,996	2,367
Cash and cash equivalents, beginning of year	12,851	10,484

Cash and cash equivalents, end of year	$16,847	$12,851

Supplemental disclosure:
Cash paid for interest	$315	$267
Non-cash investing and financing transactions
Issuance of warrants for common stock in connection with debt	$136	$48
Net change in accounts payable from acquisition of property and equipment	$(32)	$51
Net change in accrued liabilities from acquisition of property and equipment	$(16)	$27

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Number of Shares	Amount
Balance at December 31, 2011	53,067,045	531	205,557	(5)	(194,943)	11,140
Stock-based compensation—employee under ASC 718	—	—	362	—	—	362
Issuance and sale of common stock under stock-based compensation plans	823,269	8	81	—	—	89
Issuance of warrants	—	—	48	—	—	48
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(2,789)	(2,789)

Balance at December 31, 2012	53,890,314	$539	$206,048	$—	$(197,732)	$8,855
Stock-based compensation—employee under ASC 718	—	—	632	—	—	632
Issuance and sale of common stock under stock-based compensation plans	474,587	5	56	—	—	61
Issuance of warrants	—	—	136	—	—	136
Issuance and sale of common stock under warrants	386,784	4	(4)	—	—	—
Net loss	—	—	—	—	(2,164)	(2,164)

Balance at December 31, 2013	54,751,685	$548	$206,868	$—	$(199,896)	$7,520

See accompanying notes to financial statements.

diaDexus, Inc.

Notes to Financial Statements

1. Business Overview

Formation of the Company

We are a life sciences company focused on developing and commercializing proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease (“CVD”). We sell our diagnostic products to laboratories. Physicians order testing for their patients from these laboratories and use the results to aid in assessing their patients risk for CVD.

The Company’s products, PLAC® Tests, are designed to provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. The Company has commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood, the PLAC ELISA Test .. The PLAC ELISA Test is the only Lp-PLA2 blood test cleared by the US Food and Drug Administration (the “FDA”) to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company is currently commercializing the PLAC ELISA Test in the United States and Europe and the PLAC Activity Test in Europe.

The Company has incurred substantial losses since the inception, and expects to continue to incur net losses for at least the next few years. To date, the Company has funded its operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products.

In September 2011, the Company entered into a Loan and Security Agreement with Comerica Bank, which was amended in September 2012 and again in October 2013 (see Note 9 of the Notes to Financial Statements included in this Annual Report on Form 10-K). The Loan and Security Agreement contains various covenants. If the Company breaches any of these covenants or is unable to make a required payment of principal or interest, or experiences a material adverse change to its business, it could result in a default under the loan. Additionally, the Company is required to (i) maintain a liquidity ratio of not less than 1.25 to 1 and (ii) ensure its cumulative net loss does not exceed $6,000,000 beginning July 1, 2013 in accordance with GAAP, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If the Company is unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the loan.

Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with the loan covenants. In order to meet the future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that it will be able to raise any such additional funding or, if available, that such funding would be on favorable terms.

PLAC Test ELISA Kit

The Company introduced its initial PLAC Test ELISA Kit (the “PLAC ELISA Test”) in 2004 uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exists only at large and midsize clinical reference laboratories and large hospitals, which must be certified by the US

Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC ELISA Test for their patients from those institutions that are able to perform microplate tests and offer the PLAC ELISA Test. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis. The Company markets the PLAC ELISA Test in the United States, Europe, Israel and Mexico.

PLAC Test for Lp-PLA2 Activity

The Company introduced the PLAC Test for Lp-PLA2 Activity (the “PLAC Activity Test”) in Europe in March 2012. This PLAC Activity Test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. The PLAC Activity Test allows for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology. This clinical chemistry technology is more prevalent than the microplate technology used for the PLAC ELISA Test, such that a broader array of institutions can conduct the test. This group includes clinical laboratories and hospitals of all sizes and physician operated laboratories (“POLs”). In addition, the sample handling requirements are much less stringent for the PLAC Activity Test compared to the PLAC ELISA Test, allowing greater ease of use for those facilities processing specimens. The PLAC Activity Test is currently available in Europe for use in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company affixed the CE marking for this intended use by self-certification in January 2012. The PLAC Activity Test is available on a commercial basis only in Europe. The Company plans to pursue 510(k) clearance for this test from the FDA and eventually commercialize this assay format in the United States if the Company obtains FDA clearance.

In September 2013, the Company had a pre-submission meeting with the FDA, as a result of which the Company is advancing its clinical program to support the submission of the PLAC Activity Test to the FDA. The Company has partnered with a large longitudinal cardiovascular disease study to validate the PLAC Activity Test. The Company anticipates that the clinical study sample analysis will be initiated prior to the end of the first quarter of 2014.

All references in these notes to financial statements to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”). Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, stockholders’ equity or cash flow.

Starting in January 2013, the Company includes excise tax collected from customer product sales. The Company recognized $402,000 and $455,000 in charged excise tax within product revenue and product costs, respectively, for the year ended December 31, 2013. For the year ended December 31, 2012, there was no excise tax recognized within product revenue and product costs.

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

Restricted Cash

Restricted cash represents term deposits, which expire in December 2016, held at one financial institution as collateral for the lease of the Company’s facilities in South San Francisco.

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Years Ended December 31,
	2013	2012
United States	$24,316	$20,443
Europe	330	245
Rest of the world	238	88

	$24,884	$20,776

Revenue Recognition

Revenues are generated from product sales, royalties earned, license fees and contract arrangements, and recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and title has transferred, transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

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

Accruals

In connection with the process of preparing financial statements, the Company estimates accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on known facts and circumstances. The Company periodically confirms the accuracy of estimates with selected service providers and makes adjustments, if necessary.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) Subtopic ASC 360-10, impairment of long-lived assets is measured or assessed when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

The fair value of nonvested restricted stock units (“RSUs”) is based on the Company’s closing stock price on the date of grant.

The net loss for the years ended December 31, 2013 and 2012 include employee stock-based compensation expense of $632,000 and $362,000, respectively. As of December 31, 2013, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $1.0 million, which is expected to be amortized over a weighted-average period of 2.24 years.

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

The fair value estimates presented reflect the information available to the Company as of December 31, 2013. See Note 3, “Fair Value Measurements.”

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

On January 1, 2009, the Company adopted ASC 740-10-25. For the years ended December 31, 2013 and 2012, the Company did not have any additional unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of adopting ASC 740-10-25. The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest expense as incurred.

Recent Accounting Pronouncements

In July 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our financial statements.

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

The following is a summary of cash, cash equivalents, and available-for-sale securities as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$12,800	$—	$—	$12,800
Money market funds	4,047	—	—	4,047

Total cash and cash equivalents	$16,847	$—	$—	$16,847

	December 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,054	$—	$—	$6,054
Money market funds	6,797	—	—	6,797

Total cash and cash equivalents	$12,851	$—	$—	$12,851

Available-for-sale marketable securities:
Certificate of deposits	747	—	—	747

Total available-for-sale marketable securities	$747	$—	$—	$747

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

		Fair Value Measurements
	Balance as of December 31, 2013	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$12,800	$12,800	$—	$—
Money market funds	4,047	4,047	—	—
Restricted cash	1,400	—	1,400	—

	$18,247	$16,847	$1,400	$—

		Fair Value Measurements
	Balance as of December 31, 2012	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$6,054	$6,054	$—	$—
Money market funds	6,797	6,797	—	—
Certificates of deposit	747	—	747	—
Restricted cash	1,400	—	1,400	—

	$14,998	$12,851	$2,147	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of December 31, 2013, the notes payable is carried at face value of $10.0 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Finished goods	$361	$61
Raw materials	99	73

	$460	$134

5. Assets Held For Sale

Prior to the period reflected in this report, the Company had committed to a plan to sell the equipment related to its manufacturing facility and had determined that these assets met the criteria for, and had been classified as, “held for sale” in accordance with ASC Topic 360. The market approach was used in determining the fair market value of these assets.

Total assets held for sale are as follows (in thousands):

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2013 Total Gains (Losses)
Assets held for sale	$—	$—	$—	$—	$340

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2012 Total Gains (Losses)
Assets held for sale	$300	$—	$—	$300	$—

The measurement of the assets held for sale at fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. In 2012, the Company signed an agreement to sell the assets for $695,000, net of disposal costs. All assets were transferred and sold to the purchaser as of December 31, 2013 and the Company recognized net gains of $340,000, which are included as other income (expenses), net in the statement of comprehensive loss for the year ended December 31, 2013.

6. Property, Plant and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for significant property and equipment categories are as follows:

Office and laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Laboratory equipment	$2,299	$3,149
Leasehold improvements	616	602
Computer and software	299	361
Furniture and fixtures	81	180
Construction in progress	149	—

	3,444	4,292
Less: Accumulated depreciation and amortization	(2,476)	(3,042)

	$968	$1,250

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $0.5 million for each year.

7. Total Accrued and Other Current Liabilities

Other current liabilities include the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Accrued payroll and related expenses	$1,481	$1,220
Accrued consulting expense	207	122
Accrued legal and patent expense	124	87
Accrued sales and excise tax	71	60
Accrued royalty expense	65	118
Accrued collaborative research obligations	46	22
Accrued audit fees	—	73
Accrued property and equipment	11	27
Other current liabilities	198	224

Total accrued and other current liabilities	$2,203	$1,953

8. Concentration of Credit Risk

Revenues from the following distributor and large laboratory customers represented a significant portion of total revenue for the years ended December 31, 2013 and 2012 and accounts receivable as of December 31, 2013 and 2012.

	Revenue		Accounts Receivable
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Customer A	44%	44%	36%	34%
Customer B	14%	13%	11%	14%
Customer C	10%	6%	10%	2%
Customer D	6%	6%	15%	10%
Customer E	5%	6%	9%	10%

Total	79%	75%	81%	70%

9. Notes Payable

In September 2011, the Company entered into a Loan and Security Agreement with Comerica Bank to borrow up to $5 million, the entire amount of which was borrowed at a rate of 5.25% per annum (“Original Term Loan”). The loan was payable in 36 monthly installments which were to begin in October 2012, with interest only payments being made from October 2011 to September 2012. The Company paid an initial fee of $25,000 for access to this loan and will be required to pay an additional fee of $100,000 following repayment of the loan. The Company may prepay all, but not less than all, of the loaned amount with 30 days advance notice to the bank. In connection with the loan, the Company issued a warrant to the bank to purchase 480,769 shares of the Company’s common stock (Note 13).

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

The Loan and Security Agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants included, among other things, that the Company timely file taxes, maintain good standing and government compliance, maintain a liquidity ratio of not less than 1.25 to 1, ensure its cumulative net loss does not exceed $6 million beginning July 1, 2013 in accordance with GAAP, maintain primary depository and operating accounts with the bank, maintain liability and other insurance, and provide security interests to the bank in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provided and continue to provide, among other things, that without the prior consent of the bank, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The loan and security agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of the bank, following the occurrence of an event of default, which would require the Company to pay to the bank an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of December 31, 2013, the Company was in compliance with all the covenants.

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

The Company accounted for this amendment as a debt modification since the terms of the original and the First Amended Loan and Security Agreements were not substantially different, and the present value of cash flows of the modified instrument was within 10% of the cash flows of the original debt instrument. Accordingly, debt discount of $48,000 associated with the First Amended Loan and Security Agreement, and unamortized debt discount of $72,000 from the Original Term Loan, is amortized as an adjustment of interest expense over the term of the First Amended Loan and Security Agreement using the effective interest method.

In October 2013, the Company and Comerica Bank entered into a Second Amended and Restated Loan and Security Agreement (the “Second Amended Loan and Security Agreement”). The Second Amended Loan and Security Agreement increased the aggregate principal amount of the loan by $5 million, the entire amount of which was borrowed on October 17, 2013, for a total outstanding principal amount of $10 million, with interest at a fixed per annum rate equal to 6.45%. The Second Amended Loan and Security Agreement also extends the interest-only payment period for an additional three months, through December 31, 2013, and extends the maturity date for an additional three months, to December 1, 2016. The Second Amended Loan and Security Agreement also reduces the monthly principal payments by amortizing the loan over a 42 month basis, resulting in an increased balloon payment of principal on the maturity date. Additionally, the Company is required to (i) maintain a liquidity ratio of not less than 1.25 to 1 and (ii) ensure its cumulative net loss does not exceed $6 million beginning July 1, 2013 in accordance with GAAP. The Company paid a fee of $50,000 for access to the Second Amended Loan and Security Agreement. Pursuant to the Second Amended Loan and Security Agreement, the Company issued a warrant to Comerica Bank to purchase 96,685 shares of its common stock. The warrant has an exercise price of $1.81 per share and will expire on October 17, 2020 (Note 13).

The Company accounted for this Second Amended Loan and Security Agreement as a debt modification since the terms of the original and the amended Loan and Security Agreements were not substantially different.

The Company recorded debt discount of $136,000 associated with the Second Amended Loan and Security Agreement, and unamortized debt discount of $77,000 from the Original Term Loan will be amortized as an adjustment of interest expense over the term of the Second Amended Loan and Security Agreement using the effective interest method.

Future minimum payments for the notes payable are as follows (in thousands):

2014	$3,418
2015	3,233
2016	4,728

Total minimum payments	11,379
Less: Amount representing interest	(1,379)

Present value of minimum payments	10,000
Less: Unamortized debt discount	(190)

Notes payable, net	9,810

Less: Notes payable, current portion	(2,763)

Non-current portion of notes payable	$7,047

10. Common Stock

On July 15, 2011, the Company amended its certificate of incorporation to increase the number of authorized shares of its common stock, par value of $0.01 per share, to 100,000,000. The holders of common stock are entitled to receive dividends, as, when and if declared by the Company’s Board of Directors out of funds legally available for distribution, subject to the restriction on dividends contained in the Company’s Second Amended Loan and Security Agreement with Comerica bank (Note 9).

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

The effect of the options and warrants was anti-dilutive for the years ended December 31, 2013 and 2012. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of December 31,
	2013	2012
Options to purchase common stock	9,705	8,963
Warrants to purchase common stock	266	650
Restricted stock units	42	—

Total	10,013	9,613

12. Stock Based Compensation

Stock Option Plans

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 3,000,000 shares of common stock authorized for issuance. Upon approval of the 2012 Plan, all shares of common stock that remained available for issuance under the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Director Stock Option Plan (the “Director Plan”) were added to the shares reserved under the 2012 Plan. In addition, pursuant to the 2012 Plan, any shares of common stock subject to awards previously granted under the 1996 Plan, the Director Plan and certain non-plan option agreements entered into with certain individuals as of March 31, 2012 that terminate, expire or lapse will become available for issuance under the 2012 Plan. The 2012 Plan provides for the granting of options, restricted stock awards, restricted stock unit award, performance awards, dividend equivalents awards, deferred stock awards, deferred stock unit awards, stock payment awards and stock appreciation rights to employees, non-employee directors and consultants. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. The Company has also granted restricted stock unit (“RSU”) awards under the 2012 Plan. RSU awards entitle the recipient to receive one share of the Company’s common stock for every RSU upon vesting. RSUs generally vest annually. As of December 31, 2013, options to purchase 3,030,612 shares of common stock were outstanding, 41,708 shares of common stock were issuable upon the settlement of outstanding RSUs and 2,345,617 shares were available for issuance under the 2012 Plan.

1996 Stock Option Plan

The 1996 Plan initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the 1996

Plan were designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options could vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant. On May 17, 2012, the 1996 Plan was terminated in connection with the effectiveness of the 2012 Plan. All 1,555,492 shares that were available for issuance under the 1996 Plan were transferred to the 2012 Plan, and the 6,398,904 shares that were subject to awards outstanding under the 1996 Plan remained outstanding pursuant to the terms of the 1996 Plan. As of December 31, 2013, options to purchase 2,998,554 shares of common stock were outstanding pursuant to the terms of the 1996 Plan.

1998 Director Stock Option Plan

The Director Plan for non-employee directors had 300,000 shares of common stock authorized for issuance. On May 17, 2012, the Director Plan was terminated in connection with the effectiveness of the 2012 Plan. All 130,000 shares that were available for issuance under the Director Plan were transferred to the 2012 Plan, and the 170,000 shares that were subject to awards outstanding under the Director Plan remained outstanding pursuant to the terms of the Director Plan. As of December 31, 2013, options to purchase 40,000 shares of common stock were outstanding pursuant to the terms of the Director Plan.

Non-Plan Grants

In October 2004, the Company granted non-qualified stock options to purchase 30,000 shares of common stock outside of the Company’s stock option plans to its former director with an exercise price of $12.27 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of December 31, 2013, all of these options remained outstanding.

In September 2011, the Company granted non-qualified stock options to purchase 1,530,000 shares of common stock outside of the Company’s stock option plans to its current Chief Executive Officer with an exercise price of $0.25 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of December 31, 2013, all of these options remained outstanding.

In October 2011, the Company granted non-qualified stock options to purchase 1,130,000 shares of common stock outside of the Company’s stock option plans to its current Chief Business Officer with an exercise price of $0.26 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of December 31, 2013, 1,018,458 of these options remained outstanding.

On February 1, 2012, the Company granted non-qualified stock options to purchase 1,060,000 shares of common stock outside of the Company’s stock option plans to its current Chief Financial Officer with an exercise price of $0.28 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of December 31, 2013, 1,057,460 of these options remained outstanding.

Restricted Stock Units

On August 6, 2013, the Company awarded an aggregate of 41,708 RSUs to its directors with a grant-date fair value equal to approximately $55,000 in the aggregate. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to directors generally vest annually. The fair value of nonvested RSUs is based on the Company’s closing stock price on the date of grant. As of December 31, 2013, all of these RSUs remained outstanding and none was vested. A summary for the year ended December 31, 2013 is as follows:

	Shares of Underlying RSUs	Average Grant Date Fair Value Price per Share	Weighted Remaining Vesting Period (In years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2012	—	—
Granted	41,708	1.33
Vested and released	—	—

Nonvested as of December 31, 2013	41,708	$1.33	0.50	$37,537

Stock Based Compensation Expense

The following table summarizes stock compensation expense related to employee stock options and employee stock-based compensation expense for the years ended December 31, 2013 and 2012 which was incurred as follows (in thousands):

	Years Ended December 31,
	2013	2012
Stock-based compensation expense:
General and administrative	$361	$204
Research and development	135	73
Sales and marketing	113	73
Product costs	23	12

Total stock-based compensation expense	$632	$362

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Years ended December 31,
	2013	2012
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.93%	0.54%
Expected volatility	84.66%	95.97%
Forfeiture rate	13.90%	13.24%
Expected term (years)	4.06	4.12
Fair value per share at grant date	$0.61	$0.21

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, and the trading history for the Company’s common stock. For the year ended December 31, 2012, volatility assumption was determined by examining historical volatilities for industry peers only as the Company did not have sufficient trading history for the Company’s common stock for that period. The Company will continue to analyze its own historical stock price volatility as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the US Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company considers option vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Employee Stock-Based Compensation

The table below presents information related to stock option activity, net of options previously exercised:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	9,187,589	$0.48
Options granted	2,669,190	0.32
Options exercised	(2,247,419)	0.26
Options cancelled/forfeited/expired	(646,134)	0.72

Outstanding as of December 31, 2012	8,963,226	0.47
Options granted	1,563,910	1.00
Options exercised	(664,568)	0.26
Options cancelled/forfeited/expired	(157,484)	4.53

Outstanding as of December 31, 2013	9,705,084	$0.50	7.92	$5,112,805

Exercisable as of December 31, 2013	5,544,395	$0.49	7.50	$3,251,337

Vested and expected to vest as of December 31, 2013	9,097,437	$0.50	7.88	$4,863,083

The following table summarizes information relating to stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14	51,000	7.95	$0.14	27,500	$0.14
$0.25	1,542,000	7.74	0.25	864,583	0.25
$0.26	2,463,115	7.06	0.26	1,945,198	0.26
$0.28	1,131,710	8.10	0.28	513,668	0.28
$0.29 – $0.33	1,092,647	7.52	0.30	936,395	0.30
$0.34	330,000	8.72	0.34	330,000	0.34
$0.36	1,160,920	8.60	0.36	403,733	0.36
$0.39 – $0.77	978,692	8.57	0.57	295,818	0.44
$1.19 – $12.27	915,000	9.30	1.63	187,500	3.06
$15.71	40,000	0.40	15.71	40,000	15.71

$0.14 – $15.71	9,705,084	7.92	$0.50	5,544,395	$0.49

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

Stock based compensation expense recognized during the years ended December 31, 2013 and 2012 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2013, the total remaining unrecognized cost of approximately $1.0 million is expected to be recognized over approximately two years.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as of December 31, 2013 and 2012 as follows:

	As of December 31,
	2013	2012
Options to purchase common stock	9,705,084	8,963,226
Warrants to purchase common stock	265,604	649,688
Restricted stock units	41,708	—
Shares available for option grants	2,345,617	3,793,751

Total	12,358,013	13,406,665

13. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy and to vendors in order to reduce costs. In connection with the loan and security agreement the Company entered into with Comerica bank (Note 9) in September 2011, the Company issued a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share. The warrant expires in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. Through August 2012, the discount was amortized to interest expense using the effective interest rate method over the 48-month term of the original loan. As of September 2012, and in connection with the First Amended and Restated Loan and Security Agreement between the Company and Comerica Bank (Note 9), the unamortized discount will be recognized over the remaining term of the amended loan, which matures in September 2016. Comerica exercised this warrant in August 2013.

In connection with the First Amended Loan and Security Agreement, the Company issued a warrant to purchase 168,919 shares of the Company’s common stock, at an exercise price of $0.37 per share. This warrant expires in September 2019. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.87%, risk-free interest rate of 1.03%, exercise price of $0.37 and an expected life of 7 years. The fair value of the warrant was determined to be $48,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount is being amortized to interest expense using the effective interest rate method over the remaining term of the amended loan which matures in September 2016.

In connection with the Second Amended Loan and Security Agreement the Company issued a warrant to purchase 96,685 shares of the Company’s common stock, at an exercise price of $1.81 per share. This warrant expires in October 2020. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.01%, risk-free interest rate of 2.05%, exercise price of $1.81 and an expected life of 7 years. The fair value of the warrant was determined to be $136,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount is being amortized to interest expense using the effective interest rate method over the remaining term of the amended loan which matures in December 2016.

In August 2013, the Company issued 386,784 shares of common stock pursuant to a cashless exercise of Comerica’s warrant to purchase 480,769 shares at an exercise price of $0.26 per share. As of December 31, 2013, there were warrants outstanding to purchase 265,604 shares of the Company’s common stock, with a weighted-average exercise price of $0.89 per share and an aggregate exercise price of $0.2 million.

The following table summarizes information about all warrants outstanding as of December 31, 2013:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.37	168,919	5.70	$0.37
$1.81	96,685	6.80	$1.81

	265,604	6.10	$0.89

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

In connection with its leased facilities, the Company recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at the expiration of the 349 Facility lease. The following table describes changes to the Company’s asset retirement obligation liability for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Asset retirement obligation, beginning of year	$302	$273
Accretion expense	32	29

Asset retirement obligation, end of year	$334	$302

In 2010, the Company recorded a lease obligation associated with the 349 Facility, which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation in 2010. The Company amortizes the unfavorable lease obligation using the effective interest rate method. The carrying amount, net of accumulated amortization, of the unfavorable lease liability, was $2.5 million as of December 31, 2013.

Rent expense for the Company’s facilities was $1.9 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $387,000 and $363,000 as of December 31, 2013 and 2012, respectively, is included in the accompanying balance sheet.

At December 31, 2013, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2014	2,581
2015	2,658
2016	2,738

Total minimum lease payments	$7,977

Legal Proceedings

The Company is from time to time subject to various claims and legal actions during the ordinary course of business. The Company believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations, future cash flows or financial condition.

15. Income Taxes

Provision for Income Tax

The Company files US Federal and California state tax returns and the tax provision is composed as follows (in thousands):

	December 31,
	2013	2012
Current Tax Expense:
Federal	$—	$—
State	5	2

Total current tax expense	5	2
Deferred Tax Expense:
Federal	—	—
State	—	—

Total deferred tax expense	—	—

Net tax provision (benefit)	$5	$2

The differences between the US statutory tax rate and the Company’s effective tax rate are as follows:

	December 31,
	2013	2012
Statutory rate	34.0%	34.0%
State taxes, net of Federal benefit	11.5	34.9
Change in state rate	(22.9)	(36.7)
R&D credit	(7.3)	(33.4)
Permanent differences	(3.6)	(3.4)
State minimum taxes	(0.3)	(0.1)
Change in valuation allowance	(13.5)	2.9
Other	1.9	1.7

Effective tax rate	(0.2)%	(0.1)%

As of December 31, 2013, the Company had approximately $232 million of federal, $163 million of California, and $17 million of other state net operating loss carryforwards available to offset future taxable income. These loss carryforwards begin to expire in 2019 for federal purposes, in 2016 for California purposes and in 2014 for other state purposes.

As of December 31, 2013, the Company had credit carryforwards of approximately $5.8 million and $5.9 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal R&D credit carryforwards expire starting 2019 and California credits can be carried forward indefinitely.

The effects of changes in tax rates and laws are recognized in the period new legislation is enacted. Furthermore, the reinstatement of an expired provision in a later reporting period requires companies to wait until the date the law is enacted to reflect the effect of the tax law changes into the annual estimated effective tax rate starting on the first interim reporting period that includes the enactment date. The impact of this change, on both the annual effective tax rate and on deferred taxes are to be reported as a component of tax expense related to continuing operations. Although the Company incurred qualified research expenses in 2012 that would generate a federal R&D credit, the deferred tax benefit of these credits is not recorded because the federal provisions extending the R&D credit were not extended until January 2013. Therefore, the amount of federal R&D credits for 2012 was considered a discrete item during the first quarter of 2013 for financial reporting purposes.

Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on net deferred tax assets.

As of December 31, 2013 and 2012, the Company had deferred tax assets of approximately $109.4 million and $109.2 million, respectively, which have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $0.2 million in the year ended December 31, 2013 and decreased by approximately $2.8 million during the year ended December 31, 2012. Deferred tax assets primarily relate to net operating loss and research tax credit carryforwards.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accruals and reserves	$1,694	$1,794
Fixed assets	2,338	2,563
Deferred research expense	3,667	5,592
Stock options	3,822	3,798
Net operating loss carryforwards	89,306	86,663
Research tax credit carryforwards	8,541	8,796
Other	9	7

Total deferred tax assets	109,377	109,213
Less: Valuation allowance	(109,377)	(109,213)

Net deferred tax assets	$—	$—

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

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10 (formerly known as FIN 48), Accounting for Income Taxes, guidance that addresses the recognition, measurement, and disclosure of uncertain tax positions. The Company performed a full analysis of uncertain tax positions at December 31, 2010. The Company has no new uncertain tax positions for 2013.

As of December 31, 2012, the Company had approximately $1.4 million of unrecognized tax benefits relating to the reserve on R&D credits. In 2013, this amount was increased by $0.2 million as the result of a reserve placed on California R&D credit carryforwards from tax years ended December 31, 2013. As the Company has not utilized any of these credits, no reserve is recorded on the financial statements.

The following table reflects the changes in the gross unrecognized tax benefits for the years ended December 31 (in thousands):

	2013	2012
Balance at January 1	$1,375	$1,366
Increase related to gross up state positions	251	—
Increase related to current year positions	34	—
Increase related to prior year positions	1	9
Decrease related to expiration of credits	(93)	—

Balance at December 31	$1,568	$1,375

The Company is currently not subject to any income tax examinations. Due to the Company’s losses, generally all years remain open.

16. Subsequent Events

In March 2014, the Company and Thermo Fisher Scientific, Inc. (“Thermo Fisher Scientific”) entered into a License and Supply Agreement (the “Agreement”) to develop and commercialize three independent biomarkers in the United States. Upon execution of the Agreement, the Company is obligated to pay Thermo Fisher Scientific an upfront payment of €750,000 and another €500,000 is payable within twelve months of the effective date. In addition, the Company agreed to pay Thermo Fisher Scientific milestone payments, depending on the achievement of future milestone events, including development and regulatory milestone payments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be set forth in the Company’s proxy statement under the headings, “Proposal 1—Election of Directors,” “Section 16(e) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors,” to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Company’s proxy statement under the heading, “Compensation of Directors and Executive Officers,” to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Company’s proxy statement under the headings, “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Directors and Executive Officers—Equity Compensation Plan Information,” to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be set forth in the Company’s proxy statement under the headings, “Certain Relationships and Related Transactions” and “Proposal 1—Election of Directors,” to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Company’s proxy statement under the heading, “Proposal 4—Ratification of Appointment of the Independent Registered Public Accounting Firm,” to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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

(3) Exhibits

Exhibit	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Specimen Stock Certificate for Common Stock of diaDexus, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file no. 333-170924), filed on December 2, 2010)

4.2	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 23, 2011 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

Exhibit	Description

4.3	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 11, 2012 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

4.4	First Amendment to Warrant to Purchase Stock, dated July 18, 2013, by and between diaDexus, Inc. and Comerica Ventures Incorporated (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2013, filed on November 5, 2013)

4.5	Warrant to purchase shares of Common Stock, issued to Comerica Bank on October 17, 2013

10.1#	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.2#	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.3#	Amended and Restated 1998 Director Stock Option Plan, as amended and restated effective as of May 29, 2002 (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 30, 2002)

10.4	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.5	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.6**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.17 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.7	Amendment No. 1 to the Collaboration Agreement, dated as of February 1, 1998, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.18 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.8**	Amendment No. 2 to the Collaboration Agreement, dated as of July 2, 1998, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.9	Amendment to the Collaboration Agreement, dated as of May 4, 1999, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.10**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999, by and among diaDexus, LLC, Quest Diagnostics Incorporated, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

Exhibit	Description

10.11	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.12	Amendment to Collaboration Agreement, dated as of March 30, 2000, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.13**	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.14**	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp. (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.15**	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on August 15, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended September 30, 2010)

10.16	Lease, dated October 26, 1998, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (file no. 333-78065), filed on May 7, 1999)

10.17	Fifth Amendment to Lease, dated April 14, 2005, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on April 21, 2005)

10.18	Sixth Amendment to Lease Agreement, dated October 11, 2007, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on October 17, 2007)

10.19#	Employment Agreement, effective as of January 10, 2011, by and between diaDexus, Inc. and Emilia Zychlinsky Bulaevsky (incorporated by reference to Exhibit 10.55 to the registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2010, filed on March 22, 2011)

10.20#	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.21#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.22#	Stock Option Agreement, dated September 26, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

Exhibit	Description

10.23#	Change in Control and Severance Agreement, dated September 26, 2011 by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.24#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.25#	Stock Option Agreement, dated October 1, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.26#	Change in Control and Severance Agreement, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.27**	Loan and Security Agreement, dated September 23, 2011, by and between diaDexus, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.28#	Offer Letter, dated January 8, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.29#	Stock Option Agreement, dated February 1, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.62 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.30#	Change in Control and Severance Agreement, dated February 2, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.63 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.31**	Purchase Agreement, dated as of May 9, 2012 and effective as of April 24, 2012, by and between diaDexus, Inc. and Boston Heart Diagnostics (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2012, filed on August 7, 2012)

10.32#	2012 Equity Incentive Award Plan, effective as of May 17, 2012 (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 11, 2012)

10.33**	Purchase Agreement with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.34**	Volume Discount Program Addendum with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

Exhibit	Description

10.35**	Amended and Restated Loan and Security Agreement by and between diaDexus, Inc. and Comerica Bank, dated September 11, 2012 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.36**	Second Amended and Restated Loan and Security Agreement, by and between the Company and Comerica, dated October 17, 2013.

10.37	diaDexus, Inc. Key Employee Severance Benefit Plan, adopted October 30, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2013)

10.38**	Purchase Agreement, dated as of October 16, 2013 and effective as of October 18, 2013, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2013, filed on November 5, 2013)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

diaDexus, Inc.

Date: March 11, 2014	By:	/S/ BRIAN E. WARD
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

Signature	Title	Date

/S/ BRIAN E. WARD Brian E. Ward	President and Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2014

/S/ JEAN-FRÉDÉRIC VIRET Jean-Frédéric Viret	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2014

/S/ LORI F. RAFIELD Lori F. Rafield	Chairman of the Board of Directors	March 11, 2014

/S/ KAREN DREXLER Karen Drexler	Director	March 11 , 2014

/S/ ANDREW GALLIGAN Andrew Galligan	Director	March 11, 2014

/S/ OYE OLUKOTUN Oye Olukotun	Director	March 11, 2014

/S/ JAMES P. PANEK James P. Panek	Director	March 11, 2014

/S/ CHARLES W. PATRICK Charles W. Patrick	Director	March 11, 2014

EXHIBIT INDEX

Exhibit	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated May 28, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc. and John E. Hamer, as the agent of diaDexus, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 1, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated June 24, 2010, by and among VaxGen, Inc., Violet Acquisition Corporation, Violet Acquisition LLC, diaDexus, Inc., and John E. Hamer as the agent of diaDexus, Inc’s stockholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on June 28, 2010)

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1	Specimen Stock Certificate for Common Stock of diaDexus, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file no. 333-170924), filed on December 2, 2010)

4.2	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 23, 2011 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

4.3	Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 11, 2012 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

4.4	First Amendment to Warrant to Purchase Stock, dated July 18, 2013, by and between diaDexus, Inc. and Comerica Ventures Incorporated (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2013, filed on November 5, 2013)

4.5	Warrant to purchase shares of Common Stock, issued to Comerica Bank on October 17, 2013

10.1#	Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.2#	Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.3#	Amended and Restated 1998 Director Stock Option Plan, as amended and restated effective as of May 29, 2002 (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 30, 2002)

Exhibit	Description

10.4	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.5	SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.6**	Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.17 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.7	Amendment No. 1 to the Collaboration Agreement, dated as of February 1, 1998, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.18 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.8**	Amendment No. 2 to the Collaboration Agreement, dated as of July 2, 1998, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.9	Amendment to the Collaboration Agreement, dated as of May 4, 1999, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.10**	Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999, by and among diaDexus, LLC, Quest Diagnostics Incorporated, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.11	Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.12	Amendment to Collaboration Agreement, dated as of March 30, 2000, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.13**	Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.14**	Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp. (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

Exhibit	Description

10.15**	Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on August 15, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended September 30, 2010)

10.16	Lease, dated October 26, 1998, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (file no. 333-78065), filed on May 7, 1999)

10.17	Fifth Amendment to Lease, dated April 14, 2005, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on April 21, 2005)

10.18	Sixth Amendment to Lease Agreement, dated October 11, 2007, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on October 17, 2007)

10.19#	Employment Agreement, effective as of January 10, 2011, by and between diaDexus, Inc. and Emilia Zychlinsky Bulaevsky (incorporated by reference to Exhibit 10.55 to the registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2010, filed on March 22, 2011)

10.20#	Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.21#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.22#	Stock Option Agreement, dated September 26, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.23#	Change in Control and Severance Agreement, dated September 26, 2011 by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.24#	Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.25#	Stock Option Agreement, dated October 1, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.26#	Change in Control and Severance Agreement, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.27**	Loan and Security Agreement, dated September 23, 2011, by and between diaDexus, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

Exhibit	Description

10.28#	Offer Letter, dated January 8, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.29#	Stock Option Agreement, dated February 1, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.62 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.30#	Change in Control and Severance Agreement, dated February 2, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.63 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.31**	Purchase Agreement, dated as of May 9, 2012 and effective as of April 24, 2012, by and between diaDexus, Inc. and Boston Heart Diagnostics (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2012, filed on August 7, 2012)

10.32#	2012 Equity Incentive Award Plan, effective as of May 17, 2012 (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 11, 2012)

10.33**	Purchase Agreement with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.34**	Volume Discount Program Addendum with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.35**	Amended and Restated Loan and Security Agreement by and between diaDexus, Inc. and Comerica Bank, dated September 11, 2012 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.36**	Second Amended and Restated Loan and Security Agreement, by and between the Company and Comerica, dated October 17, 2013.

10.37	diaDexus, Inc. Key Employee Severance Benefit Plan, adopted October 30, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2013)

10.38**	Purchase Agreement, dated as of October 16, 2013 and effective as of October 18, 2013, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2013, filed on November 5, 2013)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

Exhibit	Description

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement.