Form 10-Q
period 2014-03-31
diaDexus, Inc.
filed 2014-05-07
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 54,849,069, as of April 30, 2014.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,849	$16,847
Accounts receivable, net of reserve of $0 and $5 at March 31, 2014 and December 31, 2013, respectively	2,913	3,027
Inventories	216	460
Prepaid expenses and other current assets	948	845

Total current assets	17,926	21,179
Restricted cash	1,400	1,400
Property and equipment, net	933	968
Other long-term assets	82	100

Total assets	$20,341	$23,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$669	$611
Notes payable, current portion	2,770	2,763
Deferred revenues, current portion	151	228
Deferred rent, current portion	70	51
Unfavorable lease obligations	727	697
Accrued and other current liabilities	3,633	2,203

Total current liabilities	8,020	6,553
Non-current portion of notes payable	6,351	7,047
Non-current portion of deferred rent	304	336
Non-current portion of unfavorable lease obligation	1,580	1,777
Other long term liabilities	446	414

Total liabilities	16,701	16,127
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,814,385 and 54,751,685 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	548	548
Additional paid-in capital	207,088	206,868
Accumulated deficit	(203,996)	(199,896)

Total stockholders’ equity	3,640	7,520

Total liabilities and stockholders’ equity	$20,341	$23,647

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues:
Product sales	$5,011	$5,460
Service revenue	349	—
License revenue	75	76
Royalty revenue	—	18

Total revenues	5,435	5,554
Operating costs and expenses:
Product and service costs	1,638	1,825
Sales and marketing	2,481	1,950
Research and development	3,041	1,116
General and administrative	2,143	1,980

Total operating costs and expenses	9,303	6,871

Loss from operations	(3,868)	(1,317)
Interest income, interest expense and other income (expense), net:
Interest income	1	2
Interest expense	(219)	(93)
Other income (expense), net	(2)	243

Loss before income tax	(4,088)	(1,165)
Income tax	(12)	(5)

Net loss	$(4,100)	$(1,170)

Basic and diluted net loss per share:	$(0.07)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	54,771,788	53,903,634

Comprehensive loss:
Net loss	(4,100)	(1,170)

Comprehensive loss	$(4,100)	$(1,170)

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Operating activities:
Net loss	$(4,100)	$(1,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on disposal of property and equipment and assets held for sale	4	(243)
Depreciation and amortization	139	130
Stock-based compensation	204	114
Provision for rebate reserve (reversal)	(5)	127
Noncash other interest expense	8	8
Noncash interest associated with notes payable	66	26
Unfavorable lease	(167)	(142)
Changes in operating assets and liabilities
Accounts receivable	119	167
Inventory	244	(181)
Prepaid expenses, other current assets and other long-term assets	(102)	26
Accounts payable	46	657
Accrued liabilities and other long term liabilities	1,401	(56)
Deferred rent	(13)	6
Deferred revenue	(77)	(83)

Net cash used in operating activities	(2,233)	(614)

Investing activities:
Purchases of property and equipment	(62)	(79)
Maturities of available-for-sale investments	—	498
Proceeds from sale of assets	(5)	109

Net cash provided by (used in) investing activities	(67)	528

Financing activities:
Principal repayment of notes payable	(714)	—
Proceeds from issuance of common stock	16	16

Net cash provided by (used in) financing activities	(698)	16

Net decrease in cash and cash equivalents	(2,998)	(70)
Cash and cash equivalents, beginning of period	16,847	12,851

Cash and cash equivalents, end of period	$13,849	$12,781

Supplemental disclosure:
Cash paid for interest	$157	$66
Disposal of assets held for sales in prepaid expenses and other current assets	$—	$203
Net change in acquisition of property and equipment in accounts payable	$12	$(12)
Net change in accrued liabilities from acquisition of property and equipment	$34	$(22)

See accompanying notes to condensed financial statements.

diaDexus, Inc.

Notes to Condensed Financial Statements

1. Business Overview

Formation of the Company

diaDexus, Inc., a Delaware corporation (the “Company”), is a life sciences company focused on developing and commercializing proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease (“CVD”). The Company sells its diagnostic products to laboratories. Physicians order testing for their patients from these laboratories and use the results to aid in assessing their patients risk for CVD.

The Company’s products, PLAC® Tests, are designed to provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. The Company has commercialized two PLAC Tests. One test, the PLAC Test ELISA Kit (the “PLAC ELISA Test”), measures the mass of circulating Lp-PLA2 in the blood. The PLAC ELISA Test is the only Lp-PLA2 blood test cleared by the US Food and Drug Administration (the “FDA”) to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity (the “PLAC Activity Test”), is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company is currently commercializing the PLAC ELISA Test primarily in the United States and Europe and the PLAC Activity Test primarily in Europe.

The Company has incurred substantial losses since its inception, and expects to continue to incur net losses for at least the next few years. To date, the Company has funded its operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products.

In September 2011, the Company entered into a Loan and Security Agreement with Comerica Bank, which was amended in September 2012 and again in October 2013 (see Note 8 of these Notes to Condensed Financial Statements). The Loan and Security Agreement contains various covenants. If the Company breaches any of these covenants or is unable to make a required payment of principal or interest, or experiences a material adverse change to its business, it could result in a default under the loan. Additionally, the Company is required to (i) maintain a liquidity ratio of not less than 1.25 to 1 and (ii) ensure its cumulative net loss does not exceed $6 million beginning July 1, 2013 in accordance with GAAP, and failure to do so could result in a default under the loan. The cumulative net loss under this covenant was $4.6 million as of March 31, 2014. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If the Company is unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the loan.

The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with the loan covenants. In order to meet the future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company cannot assure you that it will be able to raise any such additional funding or, if available, that such funding would be on favorable terms.

PLAC Test ELISA Kit

The Company introduced its initial PLAC ELISA Test in 2004 uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exists only at large and midsize clinical reference laboratories and large hospitals, which must be certified by the US Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC ELISA Test for their patients from those institutions that are able to perform microplate tests and offer the PLAC ELISA Test. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis. The Company markets the PLAC ELISA Test in the United States, Europe, Israel and Mexico.

PLAC Test for Lp-PLA2 Activity

The Company introduced the PLAC Activity Test in Europe in March 2012. This PLAC Activity Test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. The PLAC Activity Test allows for the measurement of Lp-PLA2 using automated clinical chemistry analyzer technology. This clinical chemistry technology is more prevalent than the microplate technology used for the PLAC ELISA Test, such that a broader array of institutions can conduct the test. This group includes clinical laboratories and hospitals of all sizes and physician operated laboratories (“POLs”). In addition, the sample handling requirements are much less stringent for the PLAC Activity Test compared to the PLAC ELISA Test, allowing greater ease of use for those facilities processing specimens. The PLAC Activity Test is currently available in Europe for use in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company affixed the CE marking for this intended use by self-certification in January 2012. The PLAC Activity Test is available on a commercial basis only in Europe. The Company plans to pursue 510(k) clearance for this test from the FDA and eventually commercialize this assay format in the United States if the Company obtains FDA clearance.

The Company had a pre-submission meeting with the FDA in September 2013, which resulted in the Company advancing its clinical program to support the submission of the PLAC Activity Test to the FDA. The Company then partnered with a large longitudinal cardiovascular disease study to validate the PLAC Activity Test. The Company completed the clinical study sample validation in the first quarter of 2014 and anticipates filing a 510(k) submission in the middle of 2014.

Pipeline

There are several published clinical studies that provide preliminary evidence that Lp-PLA2 levels may have clinical utility in diseases or indications other than those for which the Company’s PLAC Tests are currently cleared. The Company intends to explore these other indications, while focusing on cardiovascular disease risks, such as risks of secondary cardiac events and risks of cardiac events in the context of other diseases.

In March 2014, the Company entered into an agreement to license the rights to develop and commercialize three independent biomarkers (MR-proADM (midregional pro adrenomedullin), MR-proANP (midregional pro atrial natriuretic peptide), and CT-proET1 (C-terminal pro endothelin-1)) to aid in risk prediction and prognosis for heart failure. The Company plans to develop three individual diagnostics tests, one per biomarker, which will address different stages of heart failure from diagnosis to survival. The Company estimates that the addressable United States market for these tests is similar to that of its PLAC Tests, or approximately 36 million lives in 2012.

The Company is also interested in acquiring biomarkers or rights to biomarkers that could be measured at our existing partner cardiovascular specialty laboratories. The Company is specifically interested in assets that would have a development period of three years or less and would help uncover other heart disease risks.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with the December 31, 2013 audited financial statements and include all adjustments, consisting of normal recurring adjustments, that are necessary to fairly state the Company’s financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013.

All references in these notes to financial statements to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2014, and have not changed as of March 31, 2014.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This ASU has been adopted since the effective date and there was no impact to the financial statement as a result of this adoption.

3. Cash and Cash Equivalents

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The following is a summary of cash and cash equivalents at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,802	$—	$—	$9,802
Money market funds	4,047	—	—	4,047

Total cash and cash equivalents	$13,849	$—	$—	$13,849

	December 31, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$12,800	$—	$—	$12,800
Money market funds	4,047	—	—	4,047

Total cash and cash equivalents	$16,847	$—	$—	$16,847

Fair Value Measurements

In accordance with FASB’s Accounting Standard Codification (“ASC”) 820, the Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The guidance establishes three levels of the fair value hierarchy as follows:

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements
	Balance at March 31, 2014	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$9,802	$9,802	$—	$—
Money market funds	4,047	4,047	—	—
Restricted cash	1,400	—	1,400	—

	$15,249	$13,849	$1,400	$—

		Fair Value Measurements
	Balance at December 31, 2013	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$12,800	$12,800	$—	$—
Money market funds	4,047	4,047	—	—
Restricted cash	1,400	—	1,400	—

	$18,247	$16,847	$1,400	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of March 31, 2014, the notes payable is carried at face value of $9.3 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$106	$361
Raw materials	110	99

	$216	$460

5. Property, Plant and Equipment

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

Office and laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Laboratory equipment	$2,344	$2,299
Leasehold improvements	616	616
Computer and software	302	299
Furniture and fixtures	81	81
Construction in progress	87	149

	3,430	3,444
Less: Accumulated depreciation and amortization	(2,497)	(2,476)

	$933	$968

Depreciation and amortization expense was $139,000 and $130,000 for the three months ended March 31, 2014 and 2013, respectively.

6. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Accrued research obligations	$1,853	$46
Accrued payroll and related expense	890	1,481
Accrued consulting expense	304	207
Accrued legal and patent expense	105	124
Travel and entertainment	66	53
Accrued sales and excise tax	60	71
Accrued royalty expense	50	65
Accrued property and equipment	44	11
Other current liabilities	261	145

Total accrued and other current liabilities	$3,633	$2,203

Accrued research obligations represent approximately $1.7 million in payments payable to B.R.A.H.M.S. GmbH, for the license of three heart failure markers. This obligation was partially settled in April 2014 with the payment of $1.0 million. The balance of $0.7 million will be settled in March 2015.

7. Concentration of Credit Risk

Revenues from the following customers represented a significant portion of total revenue for the three months ended March 31, 2014 and 2013 and accounts receivable as of March 31, 2014 and December 31, 2013:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31, 2014	December 31, 2013
	2014	2013
Customer A	30%	47%	20%	36%
Customer B	16%	11%	16%	11%
Customer C	15%	8%	11%	10%
Customer D	6%	3%	14%	3%
Customer E	4%	6%	8%	15%

Total	71%	75%	69%	75%

8. Notes Payable

In September 2011, the Company entered into a Loan and Security Agreement with Comerica Bank (“Comerica”) to borrow up to $5 million, the entire amount of which was borrowed at a rate of 5.25% per annum (the “Original Term Loan”). The loan was payable in 36 monthly installments which were to begin in October 2012, with interest only payments being made from October 2011 to September 2012. The Company paid an initial fee of $25,000 for access to this loan and will be required to pay an additional fee of $100,000 following repayment of the loan. The Company may prepay all, but not less than all, of the loaned amount with 30 days advance notice to Comerica. In connection with the loan, the Company issued a warrant to Comerica to purchase 480,769 shares of the Company’s common stock (See Note 12 of these Notes to Condensed Financial Statements).

The term loan is secured by a first priority security interest on all of the Company’s assets excluding the Company’s intellectual property (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and property not assignable without consent by a third party or with respect to which granting a security interest is contrary to law. In addition, the Company has agreed not to sell, assign, transfer, pledge or otherwise encumber its intellectual property to another entity without Comerica’s approval or consent, subject to certain exceptions.

The Loan and Security Agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, maintain a liquidity ratio of not less than 1.25 to 1, ensure its cumulative net loss does not exceed $6 million beginning July 1, 2013 in accordance with GAAP, maintain primary depository and operating accounts with Comerica, maintain liability and other insurance, and provide security interests to Comerica in the collateral of any subsidiary formed or acquired by the

Company in the future. The negative covenants provide, among other things, that without the prior consent of Comerica, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The Loan and Security Agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of Comerica, following the occurrence of an event of default, which would require the Company to pay to Comerica an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of March 31, 2014, the Company was in compliance with all the covenants including having cumulative net loss of $4.6 million from July 1, 2013 to March 31, 2014.

On September 11, 2012, the Company and Comerica entered into an Amended and Restated Loan and Security Agreement (the “First Amended Loan and Security Agreement”). The First Amended Loan and Security Agreement extended the interest-only payment period for an additional twelve months, through September 23, 2013, and extended the maturity date for an additional twelve months, to September 23, 2016. The First Amended Loan and Security Agreement also reduced the monthly principal payments by amortizing the loan over a 48 month basis, resulting in an increased balloon payment of principal on the maturity date. The Company paid a fee of $50,000 for access to the First Amended Loan and Security Agreement. Pursuant to the Amendment, the Company issued a warrant to Comerica to purchase 168,919 shares of its common stock. The warrant has an exercise price of $0.37 per share and will expire on September 11, 2019 (See Note 12 of these Notes to Condensed Financial Statements).

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

In October 2013, the Company and Comerica entered into a Second Amended and Restated Loan and Security Agreement (the “Second Amended Loan and Security Agreement”). The Second Amended Loan and Security Agreement increased the aggregate principal amount of the loan by $5 million, the entire amount of which was borrowed on October 17, 2013, for a total outstanding principal amount of $10 million, with interest at a fixed per annum rate equal to 6.45%. The Second Amended Loan and Security Agreement also extended the interest-only payment period for an additional three months, through December 31, 2013, and extended the maturity date for an additional three months, to December 1, 2016. The Second Amended Loan and Security Agreement also reduced the monthly principal payments by amortizing the loan over a 42 month basis, resulting in an increased balloon payment of principal on the maturity date. The Company paid a fee of $50,000 for access to the Second Amended Loan and Security Agreement. Pursuant to the Second Amended Loan and Security Agreement, the Company issued a warrant to Comerica to purchase 96,685 shares of its common stock. The warrant has an exercise price of $1.81 per share and will expire on October 17, 2020 (See Note 12 of these Notes to Condensed Financial Statements).

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

As of March 31, 2014, future minimum payments for the notes payable are as follows (in thousands):

2014 (remainder of year)	$2,546
2015	3,233
2016	4,728

Total minimum payments	10,507
Less: Amount representing interest	(1,221)

Present value of minimum payments	9,286
Less: Unamortized debt discount	(165)

Notes payable, net	9,121
Less: Notes payable, current portion	2,770

Non-current portion of notes payable	$6,351

The Company begins principal repayment in January 2014.

9. Common Stock

On July 15, 2011, the Company amended its certificate of incorporation to increase the number of authorized shares of its common stock, par value of $0.01 per share, to 100,000,000. The holders of common stock are entitled to receive dividends, as, when and if declared by the Company’s Board of Directors out of funds legally available for distribution, subject to the restriction on dividends contained in the Company’s Loan and Security Agreement with Comerica (See Note 8 to these Notes to Condensed Financial Statements).

10. Basic and Diluted Net Loss per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

The effect of the options and warrants was anti-dilutive for the three months ended March 31, 2014 and 2013. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of March 31,
	2014	2013
Options to purchase common stock	9,824	9,060
Warrants to purchase common stock	266	650
Restricted stock units	42	—

Total	10,132	9,710

11. Stock Based Compensation

Stock Option Plans

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 3,000,000 shares of common stock authorized for issuance. Upon approval of the 2012 Plan, all shares of common stock that remained available for issuance under the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Director Stock Option Plan (the “Director Plan”) were added to the shares reserved under the 2012 Plan. In addition, pursuant to the 2012 Plan, any shares of common stock subject to awards previously granted under the 1996 Plan, the Director Plan and certain non-plan option agreements entered into with certain individuals as of March 31, 2012 that terminate, expire or lapse will become available for issuance under the 2012 Plan. The 2012 Plan provides for the granting of options, restricted stock awards, restricted stock unit awards (“RSU”), performance awards, dividend equivalents awards, deferred stock awards, deferred stock unit awards, stock payment awards and stock appreciation rights to employees, non-employee directors and consultants. The Company has granted options and RSUs under the 2012 Plan. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. RSU granted under the 2012 Plan entitle the recipient to receive one share of the Company’s common stock for every RSU upon vesting. RSUs generally vest annually. As of March 31, 2014, options to purchase 3,163,368 shares of common stock were outstanding, 41,708 shares of common stock were issuable upon the settlement of outstanding RSUs and 2,164,214 shares were available for issuance under the 2012 Plan.

1996 Stock Option Plan

The 1996 Plan initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the 1996 Plan were designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options could vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant. On May 17, 2012, the 1996 Plan was terminated in connection with the effectiveness of the 2012 Plan. All 1,555,492 shares that were available for issuance under the 1996 Plan were transferred to the 2012 Plan, and the 6,398,904 shares that were subject to awards outstanding under the 1996 Plan remained outstanding pursuant to the terms of the 1996 Plan. As of March 31, 2014, options to purchase 2,984,501 shares of common stock were outstanding pursuant to the terms of the 1996 Plan.

1998 Director Stock Option Plan

The Director Plan for non-employee directors initially had 300,000 shares of common stock authorized for issuance. On May 17, 2012, the Director Plan was terminated in connection with the effectiveness of the 2012 Plan. All 130,000 shares that were available for issuance under the Director Plan were transferred to the 2012 Plan, and the 170,000 shares that were subject to awards outstanding under the Director Plan remained outstanding pursuant to the terms of the Director Plan. As of March 31, 2014, options to purchase 40,000 shares of common stock were outstanding pursuant to the terms of the Director Plan.

Non-Plan Grants

In October 2004, the Company granted non-qualified stock options to purchase 30,000 shares of common stock outside of the Company’s stock option plans to its former director with an exercise price of $12.27 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of March 31, 2014, all of these options remained outstanding.

In September 2011, the Company granted non-qualified stock options to purchase 1,530,000 shares of common stock outside of the Company’s stock option plans to its current Chief Executive Officer with an exercise price of $0.25 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of March 31, 2014, all of these options remained outstanding.

In October 2011, the Company granted non-qualified stock options to purchase 1,130,000 shares of common stock outside of the Company’s stock option plans to its current Chief Business Officer with an exercise price of $0.26 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of March 31, 2014, 1,018,458 of these options remained outstanding.

On February 1, 2012, the Company granted non-qualified stock options to purchase 1,060,000 shares of common stock outside of the Company’s stock option plans to its current Chief Financial Officer with an exercise price of $0.28 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of March 31, 2014, 1,057,460 of these options remained outstanding.

Restricted Stock Units

On August 6, 2013, the Company awarded an aggregate of 41,708 RSUs to its directors with a grant-date fair value equal to approximately $55,000 in the aggregate. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. The RSUs awarded to directors vest annually. The fair value of nonvested RSUs is based on the Company’s closing stock price on the date of grant. As of March 31, 2014, all of these RSUs remained outstanding and none was vested. A summary for the three months ended March 31, 2014 is as follows:

	Shares of Underlying RSUs	Average Grant Date Fair Value Per Share	Weighted Remaining Vesting Period (In years)	Aggregate Intrinsic Value
Nonvested at December 31, 2013	41,708	$1.33
Options exercised	—	—
Options cancelled/forfeited/expired	—	—

Nonvested at March 31, 2014	41,708	$1.33	0.25	$40,874

The following table summarizes stock-based compensation expense related to employee stock options for each of the three months ended March 31, 2014 and 2013, which was incurred as follows (in thousands)

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense:
General and administrative	$124	$60
Research and development	43	24
Sales and marketing	32	26
Product costs	5	4

Total stock-based compensation expense	$204	$114

Stock based compensation expense recognized during the three months ended March 31, 2014 and 2013 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of March 31, 2014, the total remaining unrecognized expense was approximately $893,000 to be recognized over approximately two years.

Valuation Assumptions

The compensation expense related to stock options that was recognized during the three months ended March 31, 2014 and 2013 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three Months Ended March 31,
	2014	2013
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.30%	0.65%
Expected volatility	101.0%	102.34%
Forfeiture rate	13.94%	13.90%
Expected term (years)	4.45	4.06
Fair value per share at grant date	$0.63	$0.32

For the three months ended March 31, 2014, the volatility assumption was determined by the trading history for the Company. Prior to 2014, the Company did not have sufficient trading history for its common stock and its volatility assumption was determined by examining the historical volatilities for industry peers and the trading history for the Company’s common stock. The Company will continue to incorporate its historical stock price volatility and expected term assumption for future periods. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the options vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Employee Stock-Based Compensation

The table below presents information related to stock option activity for the three months ended March 31, 2014, as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	9,705,084	$0.50
Options granted	209,000	1.06
Options exercised	(62,700)	0.26
Options cancelled/forfeited/expired	(27,597)	0.45

Outstanding at March 31, 2014	9,823,787	$0.52	7.68	$5,753,174

Exercisable at March 31, 2014	6,028,678	$0.50	7.27	$3,916,777

Vested and expected to vest at March 31, 2014	9,292,391	$0.51	7.63	$5,528,129

12. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy and to vendors in order to reduce costs. In connection with the loan and security agreement the Company entered into with Comerica in September 2011 (See Note 8 to these Notes to Condensed Financial Statements), the Company issued a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share and with an expiration date in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. Through August 2012, the discount was amortized to interest expense using the effective interest rate method over the 48-month term of the original loan. Beginning in September 2012 in connection with the First Amended and Restated Loan and Security Agreement between the Company and Comerica, and continuing in October 2013 with the Second Amended and Restated Loan and Security Agreement between the Company and Comerica (See Note 8 to these Notes to Condensed Financial Statements), the unamortized discounts are being recognized over the remaining term of the amended loan, which matures in December 2016.

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

In connection with the Second Amended Loan and Security Agreement, the Company issued a warrant to purchase 96,685 shares of the Company’s common stock, at an exercise price of $1.81 per share. This warrant expires in October 2020. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.01%, risk-free interest rate of 2.05%, exercise price of $1.81 and an expected life of 7 years. The fair value of the warrant was determined to be $136,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount is being amortized to interest expense using the effective interest rate method over the remaining term of the amended loan which matures in December 2016.

In August 2013, the Company issued 386,784 shares of common stock pursuant to a cashless exercise of Comerica’s warrant to purchase 480,769 shares at an exercise price of $0.26 per share. As of March 31, 2014, there were warrants outstanding to purchase 265,604 shares of the Company’s common stock, with a weighted-average exercise price of $0.89 per share and an aggregate exercise price of $237,000.

The following table summarizes information about all warrants outstanding as of March 31, 2014:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.37	168,919	5.45	$0.37
$1.81	96,685	6.55	$1.81

	265,604	5.85	$0.89

13. Commitments and Contingencies

Lease Commitments

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

Rent expense for the Company’s facilities was $465,000 and $491,000 for the three months ended March 31, 2014 and 2013, respectively. The terms of the lease for the 349 Facility provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $374,000 and $387,000 at March 31, 2014 and December 31, 2013, respectively, is included in the accompanying balance sheets.

As of March 31, 2014, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2014 (remainder of year)	$1,935
2015	2,658
2016	2,738

Total minimum lease payments	$7,331

Research and Development Commitments and Contingencies

In March 2014, the Company entered into a License and Supply Agreement (the “Agreement”) with B.R.A.H.M.S. GmbH. Under the terms of the Agreement, the Company paid €750,000 in April 2014 and it is obligated to pay another €500,000 in March 2015. The Company may pay up to €600,000 in development and regulatory milestones and post-launch commercial milestones up to a total of €1,000,000.

14. Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three months ended March 31, 2014 and the Company expects that its effective tax rate for the full year 2014 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of March 31, 2014 is $1.6 million related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

15. Subsequent Events

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Financial Statements and related Notes included in Item 1 of this Quarterly Report and the Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our products, PLAC Tests, are designed to provide information, over and above traditional risk factors, such as cholesterol levels, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection of increased risk and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test, the PLAC Test ELISA Kit (the “PLAC ELISA Test”), measures the mass of circulating Lp-PLA2 in the blood using an enzyme-linked-immunosorbent serologic assay (“ELISA”). The PLAC ELISA Test is the only Lp-PLA2 blood test cleared by the Food and Drug Administration (“FDA”) to aid in assessing risk for both coronary heart disease (“CHD”) and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity (the “PLAC Activity Test”), is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease.

There are several published clinical studies that provide preliminary evidence that Lp-PLA2 levels may have clinical utility in diseases or indications other than those for which our PLAC Tests are currently cleared. We intend to focus on cardiovascular disease risks, such as risks of secondary cardiac events and risks of cardiac events in the context of other diseases.

In March 2014, we entered into an agreement to license the rights to develop and commercialize three independent biomarkers (MR-proADM (midregional pro adrenomedullin), MR-proANP (midregional pro atrial natriuretic peptide), and CT-proET1 (C-terminal pro endothelin-1)) to aid in risk prediction and prognosis for heart failure. We plan to develop three individual diagnostics tests, one per biomarker, which may address different stages of heart failure from prediction, diagnosis and survival. We estimate that the addressable U.S. market for these tests is similar to that of our PLAC Tests, or approximately 36 million lives in 2012.

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

We entered into a Loan and Security Agreement with Comerica Bank in September 2011, which was amended in September 2012 and again in October 2013 (See Note 8 to the Notes to Condensed Financial Statements included in this report). The Loan and Security Agreement, as amended, contains certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and security interests in our assets. We cannot assure you that we will be able to raise any such additional funding in a timely manner if we require funds.

The terms “Company,” “diaDexus,” “we,” “us,” and “our” refer to the business of diaDexus, Inc. (f/k/a VaxGen, Inc.) after the reverse merger between Vaxgen, Inc. and former diaDexus, Inc. on July 28, 2010.

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

Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with SEC on March 11, 2014. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Results of Operations

For the Three Months Ended March 31, 2014 and 2013.

Revenues

	Three Months Ended March 31,		% Increase (Decrease)
	2014	2013	2013 to 2014
	(in thousands)
Revenues:
Product sales	$5,011	$5,460	(8)%
Service revenue	349	—	100%
License revenue	75	76	(1)%
Royalty revenue	—	18	(100)%

Total net revenues	$5,435	$5,554	(2)%

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Three months ended March 31,
	2014	2013
United States	$5,311	$5,426
Europe	84	35
Rest of the world	40	93

	$5,435	$5,554

Revenues are generated from product sales, service revenue, licensing fees, and royalties earned. The accounting classification of product revenue as either royalties or product sales relates to the sales channels used by the Company, and as such, we believe that operating performance is most effectively evaluated by examining total net revenues. Service revenue relates to analytical work we provide to a customer under a service agreement.

The decrease in net revenues of approximately $119,000 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 reflects a decrease in demand for our PLAC ELISA Test mainly due to a decline in orders from a significant customer that was partially accounted for by seasonality in the business and by inclement weather that particularly affected the Eastern half of the United States. Our top four customers in the three months ended March 31, 2014 accounted for 67% of our net revenues, compared to 69%, for the same period in 2013. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue may fluctuate materially.

Product and Service Costs

	Three Months Ended March 31,		% Increase (Decrease)
	2014	2013	2013 to 2014
	(in thousands)
Product and service costs	$1,638	$1,825	(10)%

Product and service costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product and service costs decreased $187,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease primarily reflects a decrease in product-related materials and supplies costs of approximately $116,000 due to lower demand for our PLAC ELISA Test, a decrease in recruiting costs of $108,000 related to hiring in quality control and manufacturing in 2013, and a decrease in PLAC Tests production costs of approximately $70,000 due to improvements in our manufacturing process. These cost decreases were partially offset by an increase in personnel costs of approximately $108,000 due to the expansion of our quality control and manufacturing teams. We expect our product and service costs to increase as our revenue increases due to increased demand for our products and service.

Sales and Marketing Expenses

	Three Months Ended March 31,		% Increase (Decrease)
	2014	2013	2013 to 2014
	(in thousands)
Sales and marketing expenses	$2,481	$1,950	27%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses increased $531,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase primarily reflects an increase in personnel expenses of approximately $402,000 due to expansion of our sales and marketing team, an increase in professional fees of approximately $48,000 related to development of marketing materials, an increase in travel and entertainment of approximately $39,000 due to higher headcount, and an increase in training expenses of $39,000 related to the development of our sales and marketing teams.

We expect our sales and marketing expenses to continue to increase as we identify and hire additional personnel and as we develop and commercialize new pipeline diagnostic products to maintain and expand our position in the market for diagnostics in cardiovascular disease.

Research and Development Expenses

	Three Months Ended March 31,		% Increase (Decrease)
	2014	2013	2013 to 2014
	(in thousands)
Research and development expenses	$3,041	$1,116	172%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses increased $1.9 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase primarily reflects an increase in expenses related to the development of our product pipeline of approximately $1.8 million which includes an initial payment to obtain an exclusive license from B.R.A.H.M.S. GmbH (“BRAHMS”) related to certain heart failure biomarkers, and an increase in personnel costs of approximately $133,000 due to the expansion of our research and development teams.

We expect to incur additional research and development expenses in the future pursuant to the terms of the BRAHMS license agreement. We also expect research and development expenses to increase in the future as a result of staffing increases and expansion of our product pipeline development projects.

General and Administrative Expenses

	Three Months Ended March 31,		% Increase (Decrease)
	2014	2013	2013 to 2014
	(in thousands)
General and administrative expenses	$2,143	$1,980	8%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses increased $163,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase primarily reflects an increase in stock-based compensation expense of approximately $64,000 primarily attributable to a higher stock price, an increase in office costs of approximately $40,000 primarily related to information technology infrastructure, and an increase in professional fees of approximately $69,000 primarily related to increases in filings of patent applications.

We expect general and administrative expenses to increase slightly on track with inflation.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended March 31,		% Increase (Decrease)
	2014	2013	2013 to 2014
	(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$1	$2	(50)%
Interest expense	(219)	(93)	135%
Other income (expense), net	(2)	243	(101)%

Total Interest and other income (expense)	$(220)	$152	(245)%

Interest income is derived from cash balances and money market funds. Interest expense is based on outstanding debt obligations. Total interest and other income (expense) decreased $372,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease primarily reflects a gain of approximately $243,000 from the sale of assets held-for-sale in 2013, and an increase in interest expense of approximately $126,000 due to an increase in our loan balance and interest under our credit facility. Interest expense will continue as long as the loan is outstanding and will trend down as the loan is repaid.

Income Taxes

	Three Months Ended March 31,				% Increase (Decrease)
	2014		2013		2013 to 2014
	(in thousands)
Income tax benefit (provision)		$(12)		$(5)	140%

We generated a net loss for the three months ended March 31, 2014 and had no federal income tax provision. Our effective tax rate was 0% for income tax for the three months ended March 31, 2014 and we expect that our effective tax rate for the full year 2014 will be 0%.

While we have substantial net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes, our ability to utilize certain of our net operating losses is limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code. At March 31, 2014, we had unrecognized tax benefits totaling $1.6 million.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of March 31, 2014, we had an accumulated deficit of $204.0 million, working capital of $9.9 million and stockholders’ equity of $3.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needs for operating activities and commitments for at least twelve months.

Cash, Cash Equivalents and Investments

As of March 31, 2014, we had cash and cash equivalents of $13.8 million, compared to $16.8 million at December 31, 2013. The decrease of $3.0 million primarily reflects cash used in operating activities of $2.2 million and $0.7 million in principal payment relating to our term loan.

Cash Flows from Operating Activities

Net cash used in operating activities was $2.2 million for the three months ended March 31, 2014, and was primarily related to the net loss of $4.1 million. This was offset by $1.6 million cash inflow related to changes in operating assets and liabilities and non-cash items totaling $249,000. Significant non-cash items were $204,000 in stock based compensation, $139,000 in depreciation and amortization, $66,000 in noncash interest associated with our term loan and $(167,000) in unfavorable lease amortization.

Net cash used in operating activities was $614,000 for the three months ended March 31, 2013, and was primarily related to the net loss of $1.2 million. This was partially offset by $536,000 cash inflow related to changes in operating assets and liabilities. Significant non-cash items were $(243,000) of gain in sale of equipment, $(142,000) in unfavorable lease amortization, $130,000 in depreciation and amortization, $127,000 in provision for rebate reserve, and $114,000 in stock-based compensation.

Cash Flows from Investing Activities

Net cash used in investing activities in the three months ended March 31, 2014 was $67,000, primarily related to the purchases of property and equipment.

Net cash provided by investing activities in the three months ended March 31, 2013 was $528,000, primarily due to net investment maturities of $498,000 and proceeds from sale of equipment of $109,000. This cash provided by investing activities was partially offset by $79,000 in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities in the three months ended March 31, 2014 was $698,000 primarily due to the payment of principal on our term loan.

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

In September 2011, we entered into a Loan and Security Agreement with Comerica Bank, which was amended in September 2012 and again in October 2013 (see Note 8 of the Notes to Condensed Financial Statements included in this report). This agreement contains various covenants. If we breach any of these covenants or we are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to (i) maintain a liquidity ratio of not less than 1.25 to 1 and (ii) ensure our cumulative net loss does not exceed $6 million beginning July 1, 2013 in accordance with GAAP, and failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If we are unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

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

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2014 are disclosed in the following table (in thousands):

	Total	2014(1)	2015	2016
Debt obligations	$10,507	$2,546	$3,233	$4,728
Operating lease obligations	7,331	1,935	2,658	2,738

Total contractual commitments	$17,838	$4,481	$5,891	$7,466

(1)	Remainder of year.

As part of the reverse merger completed in 2010, we recorded a lease obligation which contained a lease payment that exceeded current market rates. Accordingly, we recognized a $4.1 million unfavorable lease obligation. We amortize the unfavorable lease obligation using the effective interest rate method. The carrying amount of the unfavorable lease liability was $2.3 million as of March 31, 2014.

In March 2014, we entered into a License and Supply Agreement (the “Agreement”) with B.R.A.H.M.S. GmbH. Under the terms of the Agreement, we paid €750,000 in April 2014 and we are obligated to pay another €500,000 in March 2015. We may pay up to €600,000 in development and regulatory milestones and post-launch commercial milestones up to a total of €1,000,000.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 2 of our Notes to Condensed Financial Statements included in this report for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial statements.

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

As of March 31, 2014, we had cash and cash equivalents of $13.8 million which consisted of cash and highly liquid money market funds.

During the three months ended March 31, 2014, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business Operations

We may not be able to submit a 510(k) premarket notification for FDA clearance of our PLAC Activity Test or obtain clearance with respect to such application.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the Food, Drug and Cosmetic Act, (“FDCA”) to market our PLAC Activity Test. This assay measures the activity levels of the Lp-PLA2 enzyme in the blood, while the PLAC Test currently marketed in the US utilizes an ELISA method that measures the concentration of the enzyme. The PLAC Activity Test is capable of running on automated, high throughput clinical chemistry analyzers unlike the current PLAC ELISA Test. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Tests market and our revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We continued to have discussions with the FDA regarding a new application for the PLAC Activity Test, and in September 2013, we had a pre-submission meeting with the FDA. As a result of this meeting, we are advancing our clinical program to support the submission of the PLAC Activity Test. We partnered with a large longitudinal cardiovascular disease study to validate the PLAC Activity Test and we completed the study sample analysis in the first quarter of 2014. As a result of the analysis, we anticipate filing a 510(k) submission in the middle of 2014.

There can be no guarantee that the clinical trials or the results of any such clinical trials will support the proposed clinical claims or will be satisfactory to the FDA. We are unable to predict the receipt of clearance for the PLAC Activity Test, which may result in a loss of potential customers and would have an adverse effect on our financial condition and our ability to maintain or expand our business.

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

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top four customers accounted for 61% and 60% of our accounts receivable as of March 31, 2014 and December 31, 2013, respectively, and 67% and 69% of our revenue for the three months ended March 31, 2014 and 2013, respectively. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether we are able to grow our revenue from the PLAC Activity Test. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of customers, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers exert greater influence over our product pricing, which led to a decline in average sales price in past quarters. Such downward pressure on our pricing may continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business.

Our PLAC Activity Test sales could be affected by the outcome and the timing of the GlaxoSmithKline’s clinical studies of its Lp-PLA2 inhibitor, darapladib.

In November 2013, GlaxoSmithKline reported in a press release that their phase 3 trial, named STABILITY, evaluating the Lp-PLA2 inhibitor, darapladib, did not meet its primary endpoint measure, which was time to first occurrence of any major adverse cardiovascular event (“MACE”). In March 2014, GlaxoSmithKline reported in a press release that the STABILITY trial met two secondary efficacy end points of first time occurrence of major coronary event and total coronary events. GlaxoSmithKline indicated on www.clinicaltrials.gov that a second Phase 3 study, named SOLID-TIMI 52, has an estimated primary completion date of May 2014.

The outcomes of this second trial could significantly affect the adoption and sales for our PLAC Test. We are unable to predict the timing and potential impact of the results for this second trial.

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

We have qualified two manufacturers for our PLAC ELISA Test, and we intend to order regularly from both of these third-party manufacturers in the future. We rely on our third-party manufacturers to maintain their manufacturing facility in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business. In addition, increases in the prices we pay our manufacturer, or lapses in quality, such as failure to meet our specifications or the requirements of the Quality System Regulations (“QSR”) and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace the existing manufacturers may be difficult, because the number of potential manufacturers is limited.

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

We have developed manufacturing of the PLAC Activity Test in house. We are dependent on the expertise of our personnel for this product. We could observe performance deviations that have not been apparent during development, including performance and stability of the PLAC Activity Test. The discovery of such performance deviations or of any manufacturing problems may adversely affect our sales in Europe and our future sales in the U.S.

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

In the US, third-party payors generally require billing codes on claims for reimbursement that describe the services provided. For laboratory services, the American Medical Association (“AMA”) establishes most of the billing codes using Current Procedural Terminology (“CPT”) codes. Each third-party payor generally develops payment amounts and coverage policies for their beneficiaries or members that ties to the CPT code established for the laboratory test and, therefore, coverage and reimbursement may differ by payor even if the same billing code is reported for claims filing purposes. For laboratory tests without a specific billing code, payors often review claims on a claim-by-claim basis and there are increased uncertainties as to coverage and eligibility for reimbursement. Currently, the tests performed by our assays are described by existing CPT codes, but we cannot guarantee that the CPT codes will not be revised. Further, we cannot guarantee that CPT codes will be established for our future assays. If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline. Lower-than-expected, or decreases in, reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the willingness of physicians and other practitioners to purchase our products at prices we target, or at all. If we are unable to sell our products at target prices, our revenue and gross margins will suffer and our business could be materially harmed.

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

As of March 31, 2014, we had exclusive distribution agreements for our products in 24 countries, mostly in Europe, and we may enter into other similar arrangements in other countries in the future. Exclusive distribution arrangements limit our ability to directly, or indirectly through other distributors, address customers in those countries. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Activity Tests. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

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

As a company with public reporting responsibilities, we have incurred and will continue to incur significant legal, accounting, and other expenses related to, among other things:

•	preparing, filing and distributing periodic and current reports under the Exchange Act for a larger operating business and complying with other Exchange Act requirements applicable to public companies;

•	maintaining and updating internal policies, such as those relating to insider trading and disclosure controls and procedures;

•	involving and retaining to a greater degree outside counsel and accountants in the above activities; and

•	establishing and maintaining an investor relations function, including the provision of certain information on our website.

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

Our ability to execute our business plan depends, in part, on the continued and uninterrupted performance of our information technology (“IT”) systems. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

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

Before we can market or sell a new product or a significant modification to an existing product in the US, we must obtain either clearance under Section 510(k) of the FDCA, or approval of a pre-market approval application (“PMA”), from the FDA, unless an exemption applies. In the 510(k) clearance process, the applicant must demonstrate to the FDA’s satisfaction that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to obtain clearance from the FDA to market the proposed device. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including:

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

If we breach any of these covenants, are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to (i) maintain a liquidity ratio of not less than 1.25 to 1 and (ii) ensure our cumulative net loss beginning July 1, 2013 does not exceed $6 million in accordance with GAAP, and our failure to do so could result in a default under the loan. Upon the occurrence of an event of default under the loan, Comerica could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay those amounts, Comerica could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was $204.0 million at March 31, 2014. For the three months ended March 31, 2014 and 2013, we incurred net losses of $4.1 million and $1.2 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1*	License and Supply Agreement, dated March 4, 2014, by and between diaDexus, Inc. and B.R.A.H.M.S. GmbH

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions of this document have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.

Date: May 7, 2014	By:	/s/ Brian E. Ward
Brian E. Ward
President & Chief Executive Officer

Date: May 7, 2014	By:	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3	Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1*	License and Supply Agreement, dated March 4, 2014, by and between diaDexus, Inc. and B.R.A.H.M.S. GmbH

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions of this document have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the SEC.