Form 10-Q
period 2014-06-30
diaDexus, Inc.
filed 2014-08-05
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 55,153,376 as of July 31, 2014.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,416	$16,847
Accounts receivable, net of reserve of $7 and $5 at June 30, 2014 and December 31, 2013, respectively	4,433	3,027
Inventories	353	460
Prepaid expenses and other current assets	912	845
Total current assets	16,114	21,179
Restricted cash	1,400	1,400
Property and equipment, net	842	968
Other long-term assets	65	100
Total assets	$18,421	$23,647
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$809	$611
Notes payable, current portion	2,778	2,763
Deferred revenues, current portion	109	228
Deferred rent, current portion	89	51
Unfavorable lease obligations	757	697
Accrued and other current liabilities	2,666	2,203
Total current liabilities	7,208	6,553
Non-current portion of notes payable	5,654	7,047
Non-current portion of deferred rent	272	336
Non-current portion of unfavorable lease obligation	1,378	1,777
Other long term liabilities	477	414
Total liabilities	14,989	16,127
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,062,516 and 54,751,685 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	551	548
Additional paid-in capital	207,318	206,868
Accumulated deficit	(204,437)	(199,896)
Total stockholders' equity	3,432	7,520
Total liabilities and stockholders' equity	$18,421	$23,647

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues:
Product sales	$6,566	$6,141	$11,577	$11,601
Service revenue	1,035	—	1,384	—
License revenue	75	77	150	153
Royalty revenue	—	—	—	18
Total revenues	7,676	6,218	13,111	11,772
Operating costs and expenses:
Product costs	1,810	1,890	3,403	3,715
Service costs	142	—	187	—
Sales and marketing	2,648	1,972	5,129	3,922
Research and development	1,247	1,147	4,288	2,263
General and administrative	2,078	1,667	4,221	3,647
Total operating costs and expenses	7,925	6,676	17,228	13,547
Loss from operations	(249)	(458)	(4,117)	(1,775)
Interest income, interest expense and other income (expense), net:
Interest income	—	—	1	2
Interest expense	(205)	(92)	(424)	(185)
Other income (expense), net	13	104	11	347
Loss before income tax	(441)	(446)	(4,529)	(1,611)
Income tax	—	—	(12)	(5)
Net loss	$(441)	$(446)	$(4,541)	$(1,616)
Basic and diluted net loss per share:	$(0.01)	$(0.01)	$(0.08)	$(0.03)
Weighted average shares used in computing basic and diluted net loss per share	54,938,028	54,206,637	54,855,369	54,055,972
Comprehensive loss:
Net loss	(441)	(446)	(4,541)	(1,616)
Comprehensive loss	$(441)	$(446)	$(4,541)	$(1,616)

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
	(unaudited)
Operating activities:
Net loss	$(4,541)	$(1,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on disposal of property and equipment and assets held for sale	(5)	(347)
Depreciation and amortization	280	266
Stock-based compensation	351	239
Provision for rebate reserve	(5)	123
Provision for doubtful account	7	5
Noncash other interest expense	17	15
Noncash interest associated with notes payable	122	48
Unfavorable lease	(339)	(287)
Changes in operating assets and liabilities
Accounts receivable	(1,408)	36
Inventory	107	(100)
Prepaid expenses, other current assets and other long-term assets	(58)	152
Accounts payable	169	10
Accrued liabilities and other long term liabilities	478	(142)
Deferred rent	(26)	12
Deferred revenue	(119)	(158)
Net cash used in operating activities	(4,970)	(1,744)
Investing activities:
Purchases of property and equipment	(139)	(128)
Maturities of available-for-sale investments	—	747
Proceeds from sale of assets and equipment	4	225
Net cash provided by (used in) investing activities	(135)	844
Financing activities:
Principal repayment of notes payable	(1,428)	—
Proceeds from issuance of common stock	102	19
Net cash provided by (used in) financing activities	(1,326)	19
Net decrease in cash and cash equivalents	(6,431)	(881)
Cash and cash equivalents, beginning of period	16,847	12,851
Cash and cash equivalents, end of period	$10,416	$11,970
Supplemental disclosure:
Cash paid for interest	$303	$131
Disposal of assets held for sales in prepaid expenses and other current assets	$—	$442
Net change in acquisition of property and equipment in accounts payable	$29	$(48)
Net change in accrued liabilities from acquisition of property and equipment	$(10)	$(19)

See accompanying notes to condensed financial statements.

diaDexus, Inc.

Notes to Condensed Financial Statements

1. Business Overview

Formation of the Company

diaDexus, Inc., a Delaware corporation (the “Company”), is a life sciences company focused on developing and commercializing proprietary diagnostic products addressing unmet needs in cardiovascular disease (“CVD”). The Company sells its diagnostic products to laboratories. Physicians order testing for their patients from these laboratories and use the results to aid in assessing their patients risk for CVD.

The Company’s products, PLAC® Tests, are designed to provide information, over and above traditional risk factors, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier risk detection and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. The Company has commercialized two PLAC Tests. One test, the PLAC Test ELISA Kit (the “PLAC ELISA Test”), measures the mass of circulating Lp-PLA2 in the blood. The PLAC ELISA Test is the only Lp-PLA2 blood test cleared by the US Food and Drug Administration (the “FDA”) to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity (the “PLAC Activity Test”), is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company is currently commercializing the PLAC ELISA Test primarily in the United States and Europe and the PLAC Activity Test primarily in Europe.

The Company has incurred substantial losses since its inception, and expects to continue to incur net losses for at least the next few years. To date, the Company has funded its operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products and service.

In September 2011, the Company entered into a Loan and Security Agreement with Comerica Bank, which was amended in September 2012 and again in October 2013 (see Note 8 of these Notes to Condensed Financial Statements). The Loan and Security Agreement contains various covenants. If the Company breaches any of these covenants or is unable to make a required payment of principal or interest, or experiences a material adverse change to its business, it could result in a default under the loan. Additionally, the Company is required to (i) maintain a liquidity ratio of not less than 1.25 to 1 and (ii) ensure its cumulative net loss does not exceed $6 million beginning July 1, 2013 in accordance with GAAP, and failure to do so could result in a default under the loan. The cumulative net loss under this covenant was $5.1 million as of June 30, 2014. A material failure or breach or termination of any of the Company’s agreements in the Lp-PLA2 product supply chain may also result in an event of default. Upon the occurrence of an event of default under the loan, the lender could elect to declare all amounts outstanding to be immediately due and payable. If the Company is unable to repay those amounts, the lender could proceed against the collateral granted to them to secure such indebtedness. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the loan.

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

PLAC Test ELISA Kit

The Company introduced its initial PLAC ELISA Test in 2004 which uses immunoassay microtiter plate technologies to measure levels of Lp-PLA2. The infrastructure for performing microtiter plate tests typically exists only at large and midsize clinical reference laboratories and large hospitals, which must be certified by the US Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC ELISA Test for their patients from those institutions that are able to perform this test and offer the PLAC ELISA Test. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis. The Company markets the PLAC ELISA Test in the United States, Europe, Israel and Mexico.

PLAC Test for Lp-PLA2 Activity

The Company introduced the PLAC Activity Test in Europe in March 2012. The PLAC Activity Test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. The PLAC Activity Test uses automated clinical chemistry technology which is more prevalent than the microplate technology used for the PLAC ELISA Test. As such, a broader array of institutions can conduct the PLAC Activity Test. This group includes clinical laboratories and hospitals of all sizes and physician operated laboratories (“POLs”). In addition, the sample handling requirements are much less stringent for the PLAC Activity Test compared to the PLAC ELISA Test, allowing greater ease of use for those facilities processing specimens. The PLAC Activity Test is currently available in Europe for use in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company affixed the CE marking for this intended use by self-certification in January 2012. The PLAC Activity Test is available on a commercial basis only in Europe. The Company is pursuing 510(k) clearance for this test from the FDA to commercialize this assay format in the United States.

The Company had a pre-submission meeting with the FDA in September 2013, which resulted in the Company advancing its clinical program to support the submission of the PLAC Activity Test to the FDA. The Company then partnered with a large longitudinal cardiovascular disease study, Reasons for Geographic and Racial Differences in Stroke (“REGARDS”), to validate the PLAC Activity Test. The Company completed the clinical study sample validation in the first quarter of 2014 and submitted a 510(k) application to the FDA in June 2014, which was accepted for substantive review in July 2014.

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

In March 2014, the Company entered into an agreement to license the rights to develop and commercialize three independent biomarkers to aid in risk prediction and prognosis for heart failure. They are: MR-proADM (midregional pro adrenomedullin), MR-proANP (midregional pro atrial natriuretic peptide), and CT-proET1 (C-terminal pro endothelin-1). The Company plans to develop three individual diagnostics tests, one per biomarker, which will address different stages of heart failure from diagnosis to survival. The Company commenced feasibility studies for MR-proADM and MR-proANP in March 2014. The Company estimates that the addressable United States market for these tests is similar to that of its PLAC Tests, approximately 36 million lives in 2012.

The Company is also interested in acquiring biomarkers or rights to biomarkers that could be measured at our existing partner cardiovascular specialty laboratories. The Company is specifically interested in assets that would have a development period of three years or less and would help uncover other cardiovascular disease risks.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with the December 31, 2013 audited financial statements and include all adjustments, consisting of normal recurring adjustments, that are necessary to fairly state the Company’s financial position as of June 30, 2014, results of operations for both the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. Starting in January 2013, the Company includes excise tax collected from customer product sales. The Company recognized $98,000 and $110,000 in charged excise tax within product revenue and product costs, respectively, for the three months ended June 30, 2014, and $109,000 and $132,000, respectively, for the same periods in 2013. The Company recognized $171,000 and $193,000 in charged excise tax within product revenue and product costs, respectively, for the six months ended June 30, 2014 and $214,000 and $253,000, respectively, for the same periods in 2013.

All references in these notes to financial statements to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2014, and have not changed as of June 30, 2014.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit

Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This ASU has been adopted since the effective date and there was no impact to the financial statements as a result of this adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” The amendment in this ASU provide guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provide guidance to recognize revenue when (or as) the entity satisfies a performance obligation. The Company is evaluating the impact of this standard.

3. Cash and Cash Equivalents

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The following is a summary of cash and cash equivalents at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$6,369	$—	$—	$6,369
Money market funds	4,047	—	—	4,047
Total cash and cash equivalents	$10,416	$—	$—	$10,416

	December 31, 2013
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$12,800	$—	$—	$12,800
Money market funds	4,047	—	—	4,047
Total cash and cash equivalents	$16,847	$—	$—	$16,847

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2014	Level 1	Level 2	Level 3
Assets:
Cash	$6,369	$6,369	$—	$—
Money market funds	4,047	4,047	—	—
Restricted cash	1,400	—	1,400	—
	$11,816	$10,416	$1,400	$—

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	Level 1	Level 2	Level 3
Assets:
Cash	$12,800	$12,800	$—	$—
Money market funds	4,047	4,047	—	—
Restricted cash	1,400	—	1,400	—
	$18,247	$16,847	$1,400	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of June 30, 2014, the notes payable is carried at face value of $8.6 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Finished goods	$219	$361
Raw materials	134	99
	$353	$460

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

Office and laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Laboratory equipment	$2,403	$2,299
Leasehold improvements	616	616
Computer and software	332	299
Furniture and fixtures	81	81
Construction in progress	48	149
	3,480	3,444
Less: Accumulated depreciation and amortization	(2,638)	(2,476)
	$842	$968

Depreciation and amortization expense was $141,000 and $280,000 for the three and six months ended June 30, 2014, respectively, and $136,000 and $266,000, respectively, for the same periods in 2013.

6. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Accrued payroll and related expense	$1,067	$1,481
Accrued research obligations	817	46
Accrued consulting expense	174	207
Accrued inventory	125	—
Accrued travel and entertainment	88	53
Accrued sales and excise tax	73	71
Accrued legal and patent expense	67	124
Accrued royalty expense	65	65
Accrued property and equipment	—	11
Other current liabilities	190	145
Total accrued and other current liabilities	$2,666	$2,203

Accrued research obligations represent approximately $0.7 million in payments payable to B.R.A.H.M.S. GmbH, for the license of three heart failure markers. This balance will be settled in March 2015.

7. Concentration of Credit Risk

Revenues from the following customers represented a significant portion of total revenue for the three and six months ended June 30, 2014 and 2013 and accounts receivable as of June 30, 2014 and December 31, 2013:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Customer A	34%	41%	32%	44%	28%	36%
Customer B	15%	14%	15%	13%	15%	11%
Customer C	13%	5%	11%	4%	24%	3%
Customer D	13%	9%	14%	9%	7%	10%
Customer E	5%	6%	4%	6%	6%	15%
Total	80%	75%	76%	76%	80%	75%

8. Notes Payable

In September 2011, the Company entered into a Loan and Security Agreement with Comerica Bank (“Comerica”) to borrow up to $5 million, the entire amount of which was borrowed at a rate of 5.25% per annum (the “Original Term Loan”). Prior to the amendments described below, the Original Term Loan was payable in 36 monthly installments which were to begin in October 2012, with interest only payments being made from October 2011 to September 2012. The Company paid an initial fee of $25,000 for access to this loan and will be required to pay an additional fee of $100,000 following repayment of the loan. The Company may prepay all, but not less than all, of the loaned amount with 30 days advance notice to Comerica. In connection with the loan, the Company issued a warrant to Comerica to purchase 480,769 shares of the Company’s common stock (see Note 12 of these Notes to Condensed Financial Statements).

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

The Loan and Security Agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, maintain a liquidity ratio of not less than 1.25 to 1, ensure its cumulative net loss does not exceed $6 million beginning July 1, 2013 in accordance with GAAP, maintain primary depository and operating accounts with Comerica, maintain liability and other insurance, and provide security interests to Comerica in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provide, among other things, that without the prior consent of Comerica, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property (subject to certain exceptions), pay dividends on the Company’s capital stock or make prohibited investments. The Loan and Security Agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. A material failure or breach or termination of any of the Company’s agreement in the Lp-PLA2 product supply chain may also result in an event of default. The repayment of the term loan may be accelerated, at the option of Comerica, following the occurrence of an event of default, which would require the Company to pay to Comerica an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of June 30, 2014, the Company was in compliance with all the covenants including having a cumulative net loss of $5.1 million as of June 30, 2014.

On September 11, 2012, the Company and Comerica entered into an Amended and Restated Loan and Security Agreement (the “First Amended Loan and Security Agreement”). The First Amended Loan and Security Agreement extended the interest-only payment period for an additional twelve months, through September 23, 2013, and extended the maturity date for an additional twelve months, to September 23, 2016. The First Amended Loan and Security Agreement also reduced the monthly principal payments by amortizing the loan over a 48 month basis, resulting in an increased balloon payment of principal on the maturity date. The Company paid a fee of $50,000 for access to the First Amended Loan and Security Agreement. Pursuant to the First Amended Loan and Security Agreement, the Company also issued a warrant to Comerica to purchase 168,919 shares of its common stock. The warrant has an exercise price of $0.37 per share and will expire on September 11, 2019 (see Note 12 of these Notes to Condensed Financial Statements).

The Company accounted for this amendment as a debt modification since the terms of the original Loan and Security Agreement and the First Amended Loan and Security Agreements were not substantially different, and the present value of cash flows of the modified instrument was within 10% of the cash flows of the original debt instrument. Accordingly, debt discount of $48,000 associated with the First Amended Loan and Security Agreement, and unamortized debt discount of $72,000 from the Original Term Loan, is amortized as an adjustment of interest expense over the term of the First Amended Loan and Security Agreement using the effective interest method.

In October 2013, the Company and Comerica entered into a Second Amended and Restated Loan and Security Agreement (the “Second Amended Loan and Security Agreement”). The Second Amended Loan and Security Agreement increased the aggregate principal amount of the loan by $5 million, the entire amount of which was borrowed on October 17, 2013, for a total outstanding principal amount of $10 million, with interest at a fixed per annum rate equal to 6.45%. The Second Amended Loan and Security Agreement also extended the interest-only payment period for an additional three months, through December 31, 2013, and extended the maturity date for an additional three months, to December 1, 2016. The Second Amended Loan and Security Agreement also reduced the monthly principal payments by amortizing the loan over a 42 month basis, resulting in an increased balloon payment of principal on the maturity date. The Company paid a fee of $50,000 with respect to the Second Amended Loan and Security Agreement. Pursuant to the Second Amended Loan and Security Agreement, the Company also issued a warrant to Comerica to purchase 96,685 shares of its common stock. The warrant has an exercise price of $1.81 per share and will expire on October 17, 2020 (See Note 12 of these Notes to Condensed Financial Statements).

The Company accounted for this Second Amended Loan and Security Agreement as a debt modification since the terms of the original and the amended Loan and Security Agreements were not substantially different.

The Company recorded debt discount of $136,000 associated with the Second Amended Loan and Security Agreement, and unamortized debt discount of $77,000 from the Original and First Amended Term Loan will be amortized as an adjustment of interest expense over the term of the Second Amended Loan and Security Agreement using the effective interest method.

As of June 30, 2014, future minimum payments for the notes payable are as follows (in thousands):

2014 (remainder of year)	$1,686
2015	3,233
2016	4,728
Total minimum payments	9,647
Less: Amount representing interest	(1,075)
Present value of minimum payments	8,572
Less: Unamortized debt discount	(140)
Notes payable, net	8,432
Less: Notes payable, current portion	2,778
Non-current portion of notes payable	$5,654

9. Common Stock

Pursuant to the Company’s restated certificate of incorporation, as amended, the Company is authorized shares of its common stock, par value of $0.01 per share, to 100,000,000. The holders of common stock are entitled to receive dividends, as, when and if declared by the Company’s Board of Directors out of funds legally available for distribution, subject to the restriction on dividends contained in the Company’s Second Amended Loan and Security Agreement with Comerica (see Note 8 to these Notes to Condensed Financial Statements).

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

The effect of the options and warrants was anti-dilutive for the six months ended June 30, 2014 and 2013. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of
	June 30,
	2014	2013
Options to purchase common stock	9,955	9,078
Warrants to purchase common stock	266	650
Restricted stock units	42	—
Total	10,263	9,728

11. Stock Based Compensation

Stock Option Plans

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 3,000,000 shares of common stock authorized for issuance. Upon approval of the 2012 Plan, all shares of common stock that remained available for issuance under the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Director Stock Option Plan (the “Director Plan”) were added to the shares reserved under the 2012 Plan. In addition, pursuant to the 2012 Plan, any shares of common stock subject to awards previously granted under the 1996 Plan, the Director Plan and certain non-plan option agreements entered into with certain individuals as of March 31, 2012 that terminate, expire or lapse will become available for issuance under the 2012 Plan. The 2012 Plan was amended on May 29, 2014 upon stockholder approval of an amendment to the 2012 Plan at the 2014 Annual Meeting of Stockholders to increase the number of shares reserved for issuance thereunder by 4,000,000 shares. The 2012 Plan provides for the granting of options, restricted stock awards, restricted stock unit awards (“RSU”), performance awards, dividend equivalents awards, deferred stock awards, deferred stock unit awards, stock payment awards and stock appreciation rights to employees, non-employee directors and consultants. The Company has granted options and RSUs under the 2012 Plan. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. RSU granted under the 2012 Plan entitle the recipient to receive one share of the Company’s common stock for every RSU upon vesting. RSUs vest annually. As of June 30, 2014, options to purchase 3,477,674 shares of common stock were outstanding, 41,708 shares of common stock were issuable upon the settlement of outstanding RSUs and 5,784,701 shares were available for issuance under the 2012 Plan.

1996 Stock Option Plan

The 1996 Plan initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the 1996 Plan were designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options could vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant. On May 17, 2012, the 1996 Plan was terminated in connection with the effectiveness of the 2012 Plan. All 1,555,492 shares that were available for issuance under the 1996 Plan were transferred to the 2012 Plan, and the 6,398,904 shares that were subject to awards outstanding under the 1996 Plan remained outstanding pursuant to the terms of the 1996 Plan. As of June 30, 2014, options to purchase 2,843,685 shares of common stock were outstanding pursuant to the terms of the 1996 Plan.

1998 Director Stock Option Plan

The Director Plan for non-employee directors initially had 300,000 shares of common stock authorized for issuance. On May 17, 2012, the Director Plan was terminated in connection with the effectiveness of the 2012 Plan. All 130,000 shares that were available for issuance under the Director Plan were transferred to the 2012 Plan, and the 170,000 shares that were subject to awards outstanding under the Director Plan remained outstanding pursuant to the terms of the Director Plan. As of June 30, 2014, no options were outstanding pursuant to the terms of the Director Plan.

Non-Plan Grants

In October 2004, the Company granted non-qualified stock options to purchase 30,000 shares of common stock outside of the Company’s stock option plans to its former director with an exercise price of $12.27 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2014, all of these options remained outstanding.

In September 2011, the Company granted non-qualified stock options to purchase 1,530,000 shares of common stock outside of the Company’s stock option plans to its current Chief Executive Officer with an exercise price of $0.25 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2014, all of these options remained outstanding.

In October 2011, the Company granted non-qualified stock options to purchase 1,130,000 shares of common stock outside of the Company’s stock option plans to its current Chief Business Officer with an exercise price of $0.26 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2014, 1,018,458 of these options remained outstanding.

On February 1, 2012, the Company granted non-qualified stock options to purchase 1,060,000 shares of common stock outside of the Company’s stock option plans to its current Chief Financial Officer with an exercise price of $0.28 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of June 30, 2014, 1,055,352 of these options remained outstanding.

Restricted Stock Units

On August 6, 2013, the Company awarded an aggregate of 41,708 RSUs to its directors with a grant-date fair value equal to approximately $55,000 in the aggregate. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. The RSUs awarded to directors vest annually. The fair value of nonvested RSUs is based on the Company’s closing stock price on the date of grant. As of June 30, 2014, all of these RSUs remained outstanding and none was vested. A summary for the six months ended June 30, 2014 is as follows:

Weighted
		Average	Remaining
		Grant Date	Vesting	Aggregate
	Shares of	Fair Value	Period	Intrinsic
	Underlying RSUs	Per Share	(In years)	Value
Nonvested at December 31, 2013	41,708	$1.33
Options exercised	—	—
Options cancelled/forfeited/expired	—	—
Nonvested at June 30, 2014	41,708	$1.33	—	$30,864

The following table summarizes stock compensation expense related to employee stock options and employee stock-based compensation for the three and six months ended June 30, 2014 and 2013, which was incurred as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock-based compensation expense:
General and administrative	$139	$57	$263	$117
Research and development	(30)	30	13	54
Sales and marketing	31	32	63	58
Product costs	7	6	12	10
Total stock-based compensation expense	$147	$125	$351	$239

Stock-based compensation expense recognized during the three and six months ended June 30, 2014 and 2013 includes compensation expense for stock-based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of June 30, 2014, the total remaining unrecognized cost was approximately $979,000 to be recognized over approximately two years.

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Dividend yield	—	—	—	—
Risk-free interest rate	1.27%	0.70%	1.27%	0.68%
Expected volatility	100.47%	86.21%	100.68%	91.48%
Forfeiture rate	13.94%	13.90%	13.94%	13.90%
Expected term (years)	4.45	4.06	4.45	4.06
Fair value per share at grant date	$0.51	$0.47	$0.54	$0.42

For the three and six months ended June 30, 2014, the volatility assumption was determined by the trading history for the Company. Prior to 2014, the Company did not have sufficient trading history for its common stock and its volatility assumption was determined by examining the historical volatilities for industry peers and the trading history for the Company’s common stock. The Company will continue to use its historical stock price volatility and expected term assumption for future periods. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the options vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Employee Stock-Based Compensation

The table below presents information related to stock option activity for the six months ended June 30, 2014, as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic
	Outstanding	Price	(In years)	Value
Outstanding at December 31, 2013	9,705,084	$0.50
Options granted	1,397,000	0.76
Options exercised	(310,831)	0.33
Options cancelled/forfeited/expired	(836,084)	1.31
Outstanding at June 30, 2014	9,955,169	$0.45	7.57	$3,532,347
Exercisable at June 30, 2014	6,261,138	$0.41	7.00	$2,614,186
Vested and expected to vest at June 30, 2014	9,423,723	$0.44	7.50	$3,436,748

12. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy and to vendors in order to reduce costs. In connection with the Loan and Security Agreement the Company entered into with Comerica in September 2011 (see Note 8 to these Notes to Condensed Financial Statements), the Company issued a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share and with an expiration date in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. Through August 2012, the discount was amortized to interest expense using the effective interest rate method over the 48-month term of the original loan. Beginning in September 2012 in connection with the First Amended Loan and Security Agreement between the Company and Comerica, and continuing in October 2013 with the Second Amended Loan and Security Agreement between the Company and Comerica (see Note 8 to these Notes to Condensed Financial Statements), the unamortized discounts are being recognized over the remaining term of the amended loan, which matures in December 2016.

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

In August 2013, the Company issued 386,784 shares of common stock pursuant to a cashless exercise of Comerica’s warrant to purchase 480,769 shares at an exercise price of $0.26 per share. As of June 30, 2014, there were warrants outstanding to purchase 265,604 shares of the Company’s common stock, with a weighted-average exercise price of $0.89 per share and an aggregate exercise price of $0.2 million.

The following table summarizes information about all warrants outstanding as of June 30, 2014:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Exercise Price	Outstanding	Life (In Years)	Price
$0.37	168,919	5.20	$0.37
$1.81	96,685	6.30	$1.81
	265,604	5.60	$0.89

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

Rent expense for the Company’s facilities was $460,000 and $925,000 for the three and six months ended June 30, 2014, respectively, and $487,000 and $978,000, respectively, for the same periods in 2013. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $362,000 and $387,000 at June 30, 2014 and December 31, 2013, respectively, is included in the accompanying balance sheets.

As of June 30, 2014, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2014 (remainder of year)	$1,290
2015	2,658
2016	2,738
Total minimum lease payments	$6,686

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

14. Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the six months ended June 30, 2014 and the Company expects that its effective tax rate for the full year 2014 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of June 30, 2014 is $1.6 million related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

We entered into a Loan and Security Agreement with Comerica Bank in September 2011, which was amended in September 2012 and again in October 2013 (see Note 8 to the Notes to Condensed Financial Statements included in this report). The Loan and Security Agreement, as amended, contains certain financial and non-financial covenants. A material failure or breach or termination of any of our agreements in the LP-PLA2 product supply chain may also result in an event of default. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and security interests in our assets. We cannot assure you that we will be able to raise any such additional funding in a timely manner if we require funds.

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

Results of Operations

For the Three and Six Months Ended June 30, 2014 and 2013.

Revenues

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Revenues:
Product sales	$6,566	$6,141	7%	$11,577	$11,601	—
Service revenue	1,035	—	100%	1,384	—	100%
License revenue	75	77	(3)%	150	153	(2)%
Royalty revenue	—	—	—	—	18	(100)%
Total revenues	$7,676	$6,218	23%	$13,111	$11,772	11%

Revenues by geography are based on the billing address of the customer. The following table sets forth total revenues by geographic area (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
United States	$7,569	$6,039	$12,881	$11,465
Europe	73	114	162	162
Rest of the world	34	65	68	145
	$7,676	$6,218	$13,111	$11,772

Revenues are generated from product sales, service revenue, licensing fees, and royalties earned. The accounting classification of product revenue as either royalties or product sales relates to the sales channels we use, and as such, we believe that operating performance is most effectively evaluated by examining total revenues. Service revenue relates to laboratory services under an agreement with GlaxoSmithKline.

The increase in total revenues of approximately $1.5 million for the three months ended June 30, 2014 as compared to the same period in 2013 is primarily due to revenues from laboratory services performed for GlaxoSmithKline of approximately $1.0 million and an increase in product sales of approximately $425,000 due to increased volume demand for our PLAC ELISA Test.

The increase in total revenues of approximately $1.3 million for the six months ended June 30, 2014 as compared to the same period in 2013 is primarily due to revenues from laboratory services performed for GlaxoSmithKline.

Our top five customers accounted for 80% and 76% of our total revenues for the three and six months ended June 30, 2014, respectively, compared to 75% and 76%, respectively, for the same periods in 2013. Because of this customer concentration and the timing of orders from these customers, our quarterly revenues through the end of 2014 may fluctuate materially. Our largest customers are able to exert influence over our product pricing. Further, our product sales growth may slow as some of our largest customers’ may be adversely affected by the June 2014 Office of Inspector General guidance related to laboratory payments to referring physicians.

Operating Costs and Expenses

Product Costs

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Product costs	$1,810	$1,890	(4)%	$3,403	$3,715	(8)%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs decreased $80,000 for the three months ended June 30, 2014 as compared to the same period in 2013. This decrease primarily reflects a decrease in PLAC Tests production costs of approximately $50,000 due to improvements in our manufacturing process, and a decrease of approximately $22,000 due to reduction in the effective excise tax cost.

Product costs decreased $312,000 for the six months ended June 30, 2014 as compared to the same period in 2013. This decrease primarily reflects a decrease in PLAC Tests production costs of approximately $139,000 due to improvements in our manufacturing process, a decrease in recruiting costs of approximately $108,000 related to hiring in quality control and manufacturing in 2013, and a decrease of approximately $60,000 due to reduction in the effective excise tax cost.

We expect product costs to increase as our revenues increase due to increased demand for our products.

Service costs

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Service costs	$142	$—	100%	$187	$—	100%

Service costs include our expenditures such as personnel and temporary support staff expenses, and lab supply costs. Service costs increased $142,000 and $187,000 for three six months ended June 30, 2014, respectively, as compared to the same periods in 2013. This increase reflects expenses incurred in conjunction with providing laboratory services to GlaxoSmithKline.

Sales and Marketing Expenses

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Sales and marketing expenses	$2,648	$1,972	34%	$5,129	$3,922	31%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses increased $676,000 for the three months ended June 30, 2014 as compared to the same period in 2013. This increase primarily reflects an increase in personnel expenses of approximately $386,000 due to the doubling of our sales and marketing team, an increase of approximately $237,000 related to the development of marketing materials and increase in physician education programs, and an increase in travel and entertainment of approximately $53,000 due to higher headcount.

Sales and marketing expenses increased $1.2 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase primarily reflects an increase in personnel expenses of approximately $766,000 due to an expansion of our sales and marketing team, an increase of approximately $318,000 related to the development of marketing materials and increase in physician education programs, an increase in travel and entertainment costs of approximately $93,000 due to higher headcount, and an increase in training expenses of approximately $35,000 related to the development of our sales and marketing teams.

We expect our sales and marketing expenses to continue to increase as we identify and hire additional personnel and as we develop and commercialize new pipeline diagnostic products to maintain and expand our position in the market for diagnostics in CVD.

Research and Development Expenses

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Research and development expenses	$1,247	$1,147	9%	$4,288	$2,263	89%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses increased $100,000 for the three months ended June 30, 2014 as compared to the same period in 2013. This increase primarily reflects an increase of approximately $98,000 related to the development of a diagnostic product pipeline.

Research and development expenses increased $2.0 million for the six months ended June 30, 2014 as compared to the same period in 2013. This increase primarily reflects an increase in expenses related to the development of our product pipeline of approximately $1.9 million which includes an initial payment to obtain an exclusive license from B.R.A.H.M.S. GmbH (“BRAHMS”) related to certain heart failure biomarkers, and an increase in personnel costs of approximately $111,000 due to the expansion of our research and development teams.

We expect to incur additional research and development expenses in the future pursuant to the terms of the BRAHMS license agreement. We also expect research and development expenses to increase in the future as a result of staffing increases and expansion of our product pipeline development projects.

General and Administrative Expenses

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
General and administrative expenses	$2,078	$1,667	25%	$4,221	$3,647	16%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses increased $411,000 for the three months ended June 30, 2014 as compared to the same period in 2013. This increase primarily reflects an increase in professional fees of approximately $300,000 primarily related to increases in legal fees, filings of patent applications, and recruiting fees, an increase in stock based compensation of approximately $81,000 primarily attributable to higher stock price, and an increase of approximately $73,000 related to salaries.

General and administrative expenses increased $574,000 for the six months ended June 30, 2014 as compared to the same period in 2013. This increase primarily reflects an increase in professional fees of approximately $353,000 primarily related to increases in legal fees, filing of patent applications and board member search fees, an increase in stock-based compensation of approximately $145,000 primarily attributable to higher stock price, and an increase in restructuring costs of approximately $73,000 related to salaries.

We expect general and administrative expenses to increase as a result of the expansion of our leadership team.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$—	$—	—	$1	$2	(50)%
Interest expense	(205)	(92)	123%	(424)	(185)	129%
Other income (expense), net	13	104	(88)%	11	347	(97)%
Total Interest and other income (expense)	$(192)	$12	(1,700)%	$(412)	$164	(351)%

Interest income is derived from cash balances and short-term and long-term investments. Interest expense is based on outstanding debt obligations. Total interest and other income (expense) decreased $203,000 for the three months ended June 30, 2014 as compared to the same period in 2013. This decrease primarily reflects a gain of approximately $104,000 from the sale of assets held-for-sale in 2013, and an increase in interest expense of approximately $113,000 due to an increase in the loan balance and related interest under our credit facility.

Total interest and other income (expense) decreased $576,000 for the six months ended June 30, 2014 as compared to the same period in 2013. This decrease primarily reflects a gain of approximately $347,000 from the sale of assets held for sale in 2013, and an increase in interest expense of approximately $239,000 due to an increase in the loan balance and related interest under our credit facility

Interest expense under our credit facility will continue as long as the loan is outstanding and will trend down as the loan is repaid.

Income Taxes

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Income tax benefit (provision)	$—	$—	—	$(12)	$(5)	140%

We generated net loss for the three and six months ended June 30, 2014 and had no federal income tax provision. Our effective tax rate was 0% for income tax for each of the three and six months ended June 30, 2014 and we expect that our effective tax rate for the full year 2014 will be 0%. In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. At June 30, 2014, we had unrecognized tax benefits totaling $1.6 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code (the “Code”).

Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. As a result of a merger transaction involving us in 2010, certain of the Company’s tax attributes prior to the merger transaction are subject to an annual limitation of $240,000 for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of June 30, 2014, we had an accumulated deficit of $204.4 million, working capital of $8.9 million and stockholders’ equity of $3.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needs for operating activities and commitments for at least twelve months.

Cash and Cash Equivalents

As of June 30, 2014, we had cash and cash equivalents of $10.4 million, compared to $16.8 million at December 31, 2013. The decrease of $6.4 million primarily reflects cash used in operating activities of $5.0 million and $1.4 million in principal repayment relating to our term loan.

Cash Flows from Operating Activities

Net cash used in operating activities was $5.0 million for the six months ended June 30, 2014, and was primarily related to the net loss of $4.5 million and $857,000 in cash outflow related to changes in operating assets and liabilities. This was partially offset by non-cash items totaling 437,000. Significant non-cash items were $351,000 in stock-based compensation, $280,000 in depreciation and amortization, $122,000 in noncash interest associated with our term loan and $(339,000) in unfavorable lease amortization.

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2013, and was primarily related to the net loss of $1.6 million and $190,000 in cash outflow related to changes in operating assets and liabilities. Significant non-cash items were $(347,000) of gain in sale of equipment, $(287,000) in unfavorable lease amortization, $266,000 in depreciation and amortization, $239,000 in stock-based compensation and $123,000 in provision for rebate reserve.

Cash Flows from Investing Activities

Net cash used in investing activities in the six months ended June 30, 2014 was $144,000, primarily representing purchases of property and equipment.

Net cash provided by investing activities in the six months ended June 30, 2013 was $844,000, primarily due to net investment maturities of $747,000 and proceeds from sale of equipment of $225,000. This cash provided by investing activities was partially offset by $128,000 in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities in the six months ended June 30, 2014 was $1.3 million primarily due to the repayment of principal on our term loan. This was partially offset by $102,000 of proceeds from stock option exercises.

Net cash provided by financing activities in the six months ended June 30, 2013 of $19,000 consisted entirely of proceeds from stock option exercises.

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

In September 2011, we entered into a Loan and Security Agreement with Comerica Bank, which was amended in September 2012 and again in October 2013 (see Note 8 of the Notes to Condensed Financial Statements included in this report). This agreement contains various covenants. If we breach any of these covenants or we are unable to make a required payment of principal or interest, or we experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to (i) maintain a liquidity ratio of not less than 1.25 to 1 and (ii) ensure our cumulative net loss does not exceed $6 million beginning July 1, 2013 in accordance with GAAP, and failure to do so could result in a default under the loan. A material failure or breach or termination of any of our agreements in the Lp-PLA2 product supply chain may also result in an event of default. Upon the occurrence of an event of default under the loan, the bank could elect to declare all amounts outstanding to be immediately due and payable. If we are unable to repay those amounts, the bank could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

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

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2014 are disclosed in the following table (in thousands):

	Total	2014(1)	2015	2016
Debt obligations	$9,647	$1,686	$3,233	$4,728
Operating lease obligations	6,686	1,290	2,658	2,738
License obligations	687	—	687	—
Total contractual commitments	$17,020	$2,976	$6,578	$7,466
(1)	Remainder of year.

As part of the reverse merger completed in 2010, we recorded a lease obligation which contained a lease payment that exceeded current market rates. Accordingly, we recognized a $4.1 million unfavorable lease obligation. We amortize the unfavorable lease obligation using the effective interest rate method. The carrying amount of the unfavorable lease liability was $2.1 million as of June 30, 2014.

In March 2014, we entered into a License and Supply Agreement (the “Agreement”) with B.R.A.H.M.S. GmbH. Under the terms of the Agreement, we paid €750,000 in April 2014 and we are obligated to pay another €500,000 (or $687,000) in March 2015. We may pay up to €600,000 in development and regulatory milestones and post-launch commercial milestones up to a total of €1,000,000.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of June 30, 2014, we had cash and cash equivalents of $10.4 million, which consisted of cash and highly liquid money market funds.

During the six months ended June 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business Operations

We may not be able to obtain clearance from the FDA for our 510(k) application for our PLAC Activity Test.

On June 17, 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the Food, Drug and Cosmetic Act, (“FDCA”) to market our PLAC Activity Test. This assay measures the activity levels of the Lp-PLA2 enzyme in the blood, while the PLAC ELISA Test currently marketed in the US utilizes an ELISA method that measures the concentration of the enzyme. The PLAC Activity Test is capable of running on automated, high throughput clinical chemistry analyzers unlike the current PLAC ELISA Test. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Tests market and our revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We continued to have discussions with the FDA regarding a new application for the PLAC Activity Test, and in September 2013, we had a pre-submission meeting with the FDA. As a result of this meeting, we advanced our clinical program to support the submission of the PLAC Activity Test. We partnered with REGARDS, a large longitudinal cardiovascular disease study to validate the PLAC Activity Test and we completed the study sample analysis in the first quarter of 2014. We resubmitted a 510(k) application with the FDA in July 2014.

There can be no guarantee that our clinical trials or the results of any such clinical trials will support the proposed clinical claims or will be satisfactory to the FDA. We are unable to predict when or if we may receive clearance for the PLAC Activity Test, which may result in a loss of potential customers and would have an adverse effect on our financial condition and our ability to maintain or expand our business.

Our future success depends on our ability to retain our senior management and other key employees and attract, retain and motivate qualified personnel.

We depend on the efforts and abilities of our senior management, our research and development staff and a number of other key management, sales, support, technical and administrative services personnel. In particular, we rely on the experience of our senior management, who have specific knowledge of our business and industry that is difficult to replace. If we are unable to attract and retain highly-qualified senior management our business may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. As previously announced, our current Chief Executive Officer plans to retire from diaDexus by the end of 2014, and his successor has not yet been named. We have also appointed a new President who is expected to join us in August 2014. Any failure to effect a smooth transition to a new Chief Executive Officer or President and other members of our senior management could be disruptive to our business and operations and have an adverse effect on our strategy and execution, or our ability to raise capital.

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

Our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits. As is the case with all novel biomarkers, we must establish a market for our PLAC Tests and build that market through physician education and awareness programs. Publication in peer review journals of results from outcome studies using our products will be an important consideration in the adoption by physicians and in the coverage by insurers. Our ability to successfully commercialize the PLAC Tests and other diagnostic products will depend on many factors, including:

—	whether healthcare providers believe our PLAC Tests and any other diagnostic tests that we successfully develop provide sufficient incremental clinical utility;
—	whether we are able to demonstrate that treatment of individuals based on their Lp-PLA2 levels improves clinical outcomes in clinical studies; and
—	whether health insurers, government health programs and other third-party payors will cover and pay for our diagnostic tests and the amounts they will reimburse.

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

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top four customers accounted for 74% and 60% of our accounts receivable as of June 30, 2014 and December 31, 2013, respectively, and 72% and 70% of our total revenues for the six months ended June 30, 2014 and 2013, respectively. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether we are able to grow our revenue from the PLAC Activity Test. However, it is likely that our revenues and profitability will continue to be dependent on a very limited number of customers, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers exert greater influence over our product pricing, which led to a decline in average sales price in past quarters. Such downward pressure on our pricing may continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business.

In June 2014, the Office of Inspector General (“OIG”) published a special fraud alert relating to compensation paid by laboratories to referring physicians and physician group practices for blood specimen collection, processing, packaging, and for submitting patient data to a registry or database. The publication is an industry notification posted on the OIG website. This further guidance from the OIG may have an adverse effect on sales to our customers as the alert could reduce the number of tests ordered by referring physicians and physician group practices.

Our PLAC Activity Test sales could be affected by the outcome and the timing of the GlaxoSmithKline’s clinical studies of its Lp-PLA2 inhibitor, darapladib.

In November 2013, GlaxoSmithKline reported in a press release that their phase 3 trial, named STABILITY, evaluating the Lp-PLA2 inhibitor, darapladib, did not meet its primary endpoint measure, which was time to first occurrence of any major adverse cardiovascular event (“MACE”). In March 2014, GlaxoSmithKline reported in a press release that the STABILITY trial met two secondary efficacy end points of first time occurrence of major coronary event and total coronary events. In May 2014, GlaxoSmithKline reported in a press release that their second Phase 3 study, named SOLID-TIMI 52 did not meet its primary endpoint measure. We are unable to predict whether these results could have significant effect on the adoption and sales of our PLAC Tests.

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

In the US, third-party payors generally require billing codes on claims for reimbursement that describe the services provided. For laboratory services, the American Medical Association (“AMA”) establishes most of the billing codes using Current Procedural Terminology (“CPT”) codes. Each third-party payor generally develops payment amounts and coverage policies for their beneficiaries or members that ties to the CPT code established for the laboratory test and, therefore, coverage and reimbursement may differ by payor even if the same billing code is reported for claims filing purposes. For laboratory tests without a specific billing code, payors often review claims on a claim-by-claim basis and there are increased uncertainties as to coverage and eligibility for reimbursement. Currently, the tests performed by our assays are described by existing CPT codes, but we cannot guarantee that the CPT codes will not be revised or that new CPT codes will not be established for these or future assays. If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline. Lower-than-expected, or decreases in, reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the willingness of physicians and other practitioners to purchase our products at prices we target, or at all. If we are unable to sell our products at target prices, our revenues and gross margins will suffer and our business could be materially harmed.

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

—

multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

—	failure by us or our distributors to obtain and maintain regulatory approvals for the use of our tests in various countries;
—	difficulties in managing foreign operations;
—	complexities associated with managing multiple payor reimbursement regimes or patient self-pay systems;
—	logistics and regulations associated with shipping, including infrastructure conditions and transportation delays;
—	limits in our ability to penetrate international markets if we are not able to process tests locally;
—	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
—	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
—

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

As of June 30, 2014, we had exclusive distribution agreements for our products in 24 countries, mostly in Europe, and we may enter into other similar arrangements in other countries in the future. Exclusive distribution arrangements limit our ability to directly, or indirectly through other distributors, address customers in those countries. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Activity Tests. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

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

—

preparing, filing and distributing periodic and current reports under the Exchange Act for a larger operating business and complying with other Exchange Act requirements applicable to public companies;

—	maintaining and updating internal policies, such as those relating to insider trading and disclosure controls and procedures;
—	involving and retaining to a greater degree outside counsel and accountants in the above activities; and

—	establishing and maintaining an investor relations function, including the provision of certain information on our website.

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

Before we can market or sell a new product or a significant modification to an existing product in the US, we must obtain either clearance under Section 510(k) of the FDCA, or approval of a pre-market approval application (“PMA”), from the FDA, unless an exemption applies. In the 510(k) clearance process, the applicant must demonstrate to the FDA’s satisfaction that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to obtain clearance from the FDA to market the proposed device. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including:

—	we may not be able to demonstrate to the FDA’s satisfaction that our products are substantially equivalent to lawful predicate device or safe and effective for their intended uses;
—	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
—	the manufacturing process or facilities we use may not meet applicable requirements; and
—	changes in FDA clearance or approval policies or the adoption of new regulations may require additional data.

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

In April 2014, the President signed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule.  Under PAMA, Medicare payment rates for tests will be equal to the volume-weighted median of the private payor payment rates for a test. The payment rates calculated under PAMA will be effective starting January 1, 2017, and will be reviewed every three years, based on private payor payment rates and volumes for their tests.  We believe that, starting in 2017 and overtime, our customers could see decreased reimbursement from Medicare for running our PLAC Tests which may impact the price at which we sell them our kits and negatively impact our revenue growth.

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

—

the federal Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

—

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

—

federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

—	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and
—

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

In September 2011, we entered into a Loan and Security Agreement with Comerica Bank, which was amended in September 2012 and again in October 2013 (the “Amended Loan and Security Agreement”). The Amended Loan and Security Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

—	Sell, transfer, lease or dispose of our assets;
—	Create, incur or assume additional indebtedness;
—	Encumber or permit liens on certain of our assets;
—	Pay dividends on, repurchase or make distributions with respect to our common stock;
—	Make specified investments;
—	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
—	Enter into certain transactions with our affiliates.

If we breach any of these covenants, are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan. Additionally, we are required to (i) maintain a liquidity ratio of not less than 1.25 to 1 and (ii) ensure our cumulative net loss beginning July 1, 2013 does not exceed $6 million in accordance with GAAP, and our failure to do so could result in a default under the loan. A material failure or breach or termination of any of our agreements in the Lp-PLA2 product supply chain may also result in an event of default. Upon the occurrence of an event of default under the loan, Comerica could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay those amounts, Comerica could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was $204.4 million at June 30, 2014. For the six months ended June 30, 2014 and 2013, we incurred net losses of $4.5 million and $1.6 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Our success depends, in large part, on our ability to protect proprietary discoveries, technology, brands, creative works, and diagnostic tests under the patent and other intellectual property laws of the US and other countries, so that we can seek to prevent others from unlawfully using our proprietary inventions and information. In June 2014, four US patents related to our PLAC ELISA Test expired. However, we hold additional issued patents in the US covering our PLAC Tests, which expire from October 2014 through December 2015.

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

Furthermore, recently issued US Supreme Court has decisions in cases involving patents claiming genetic materials and information, and diagnostic products and methods based on genetic materials and information may impact our business. For example, on March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the US Supreme Court issued an opinion holding that the processes claimed by Prometheus’ patent were not patent eligible because these processes—determining the relationships between concentrations of certain metabolites in the blood and the likelihood that a thiopurine drug dosage will prove ineffective or cause harm—merely apply laws of nature and are not themselves patentable. On June 13, 2013 in Association for Molecular Pathology et al.v. Myriad Genetics, Inc., et al. the US Supreme Court issued an opinion holding that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated, but cDNA is patent eligible because it is not naturally occurring. It is unknown what impact these decisions will have with respect to our patents.

We license key intellectual property from GlaxoSmithKline and ICOS, and our contractual relationships have certain limitations.

We have an exclusive license from GlaxoSmithKline (formerly SmithKlineBeecham plc) and a co-exclusive license from ICOS Corporation (“ICOS”), subsequently acquired by Eli Lilly and Company, to practice and commercialize technology covered by several issued and pending US patents and their foreign counterparts. Some of these licensed patents covering composition of matter and cardiovascular diagnostic claims have expiration dates range from 2013 to 2016. A family of issued patents and pending applications covering measuring Lp-PLA2 activity in the presence of an inhibitor of Lp-PLA2 activity will expire after 2024.

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

Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded “over the counter” typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Stock Market, due to the fact that OTC trading volumes are generally significantly lower than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price, particularly where the trading price of the stock price is relatively low. The trading price of our common stock has been and is likely to continue to be extremely volatile. Some of the many factors that may cause the market price of our common stock to fluctuate include, in no particular order:

—	Actions taken by regulatory authorities with respect to our products;
—	The progress and results of our product development efforts;
—	The outcome of legal actions to which we may become a party;
—	Our ability to commercialize the products, if any, that we are able to develop;
—	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; and
—	Restatements of our financial results and/or material weaknesses in our internal controls.

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

10.1

diaDexus, Inc. 2012 Equity Incentive Award Plan, as amended on May 29, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 000-26483), filed on June 2, 2014)

10.2

Forms of Stock Option Grant and Agreement pursuant to the diaDexus, Inc. 2012 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-181913), filed on June 5, 2012)

10.3	Forms of Restricted Stock Unit Grant and Agreement pursuant to the diaDexus, Inc. 2012 Equity Incentive Award Plan

10.4*	Laboratory Service Agreement, effective on April 24, 2014, by and between diaDexus, Inc. and GlaxoSmithKline LLC

10.5*	Amendment No. 1 to Laboratory Service Agreement, dated July 18, 2014, by and between diaDexus, Inc. and GlaxoSmithKline LLC

10.6	Transition Agreement, effective as of June 23, 2014, by and between diaDexus, Inc. and Brian E. Ward

10.7	Offer Letter, dated June 23, 2014, by and between diaDexus, Inc. and Alexander Johnson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions of this document have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.
Date: August 5, 2014	By:	/s/ Brian E. Ward
Brian E. Ward
Chief Executive Officer
Date: August 5, 2014	By:	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

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

10.1

diaDexus, Inc. 2012 Equity Incentive Award Plan, as amended on May 29, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 000-26483), filed on June 2, 2014)

10.2

Forms of Stock Option Grant and Agreement pursuant to the diaDexus, Inc. 2012 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-181913), filed on June 5, 2012)

10.3	Forms of Restricted Stock Unit Grant and Agreement pursuant to the diaDexus, Inc. 2012 Equity Incentive Award Plan

10.4*	Laboratory Service Agreement, effective on April 24, 2014, by and between diaDexus, Inc. and GlaxoSmithKline LLC

10.5*	Amendment No. 1 to Laboratory Service Agreement, dated July 8, 2014, by and between diaDexus, Inc. and GlaxoSmithKline LLC

10.6	Transition Agreement, effective as of June 23, 2014, by and between diaDexus, Inc. and Brian E. Ward

10.7	Offer Letter, dated June 23, 2014, by and between diaDexus, Inc. and Alexander Johnson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Certain portions of this document have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the SEC.