Form 10-Q
period 2014-09-30
diaDexus, Inc.
filed 2014-11-05
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 55,315,806 as of October 31, 2014.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$15,850	$16,847
Accounts receivable, net of reserve of $7 and $5 at September 30, 2014 and December 31, 2013, respectively	4,484	3,027
Inventories	303	460
Prepaid expenses and other current assets	1,029	845
Total current assets	21,666	21,179
Restricted cash	1,400	1,400
Property and equipment, net	722	968
Other long-term assets	155	100
Total assets	$23,943	$23,647
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$671	$611
Notes payable, current portion	—	2,763
Deferred revenues, current portion	84	228
Deferred rent, current portion	109	51
Unfavorable lease obligations	788	697
Accrued and other current liabilities	3,310	2,203
Total current liabilities	4,962	6,553
Non-current portion of notes payable	14,552	7,047
Non-current portion of deferred rent	240	336
Non-current portion of unfavorable lease obligation	1,170	1,777
Other long term liabilities	431	414
Total liabilities	21,355	16,127
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,315,806 and 54,751,685 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	553	548
Additional paid-in capital	208,091	206,868
Accumulated deficit	(206,056)	(199,896)
Total stockholders' equity	2,588	7,520
Total liabilities and stockholders' equity	$23,943	$23,647

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues:
Product sales	$5,035	$6,314	$16,612	$17,915
Service revenue	2,234	—	3,618	—
License revenue	75	76	225	229
Royalty revenue	—	—	—	18
Total revenues	7,344	6,390	20,455	18,162
Operating costs and expenses:
Product costs	1,781	1,753	5,184	5,468
Service costs	333	—	520	—
Sales and marketing	2,700	1,749	7,829	5,671
Research and development	979	1,252	5,267	3,515
General and administrative	2,489	1,891	6,710	5,538
Total operating costs and expenses	8,282	6,645	25,510	20,192
Loss from operations	(938)	(255)	(5,055)	(2,030)
Interest income, interest expense and other income (expense), net:
Interest income	1	1	2	3
Interest expense	(729)	(93)	(1,153)	(278)
Other income (expense), net	48	(7)	59	340
Loss before income tax	(1,618)	(354)	(6,147)	(1,965)
Income tax	(1)	—	(13)	(5)
Net loss	$(1,619)	$(354)	$(6,160)	$(1,970)
Basic and diluted net loss per share:	$(0.03)	$(0.01)	$(0.11)	$(0.04)
Weighted average shares used in computing basic and diluted net loss per share	55,224,720	54,466,489	54,979,836	54,194,316
Comprehensive loss:
Net loss	(1,619)	(354)	(6,160)	(1,970)
Comprehensive loss	$(1,619)	$(354)	$(6,160)	$(1,970)

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
	(unaudited)
Operating activities:
Net loss	$(6,160)	$(1,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on disposal of property and equipment and assets held for sale	(5)	(340)
Depreciation and amortization	405	401
Stock-based compensation	596	432
Provision for rebate reserve	(5)	—
Provision for doubtful account	7	—
Noncash other interest expense	26	23
Noncash interest associated with notes payable	311	75
Unfavorable lease	(516)	(436)
Changes in operating assets and liabilities
Accounts receivable	(1,459)	12
Inventory	157	(433)
Prepaid expenses, other current assets and other long-term assets	(123)	(46)
Accounts payable	41	196
Accrued liabilities and other long term liabilities	1,122	404
Deferred rent	(38)	18
Deferred revenue	(144)	(236)
Net cash used in operating activities	(5,785)	(1,900)
Investing activities:
Purchases of property and equipment	(187)	(207)
Maturities of available-for-sale investments	—	747
Proceeds from sale of assets and equipment	4	640
Net cash provided by (used in) investing activities	(183)	1,180
Financing activities:
Proceeds from notes payable	15,000	—
Principal repayment of notes payable	(10,000)	—
Debt issuance costs	(191)	—
Proceeds from issuance of common stock	162	45
Net cash provided by (used in) financing activities	4,971	45
Net decrease in cash and cash equivalents	(997)	(675)
Cash and cash equivalents, beginning of period	16,847	12,851
Cash and cash equivalents, end of period	$15,850	$12,176
Supplemental disclosure:
Cash paid for interest	$818	$197
Net change in acquisition of property and equipment in accounts payable	$(14)	$(24)
Net change in accrued liabilities from acquisition of property and equipment	$(10)	$(27)

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

The Company expects to require additional financing and will seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company cannot assure you that it will be able to raise any such additional funding or that such funding would be on favorable terms.

In August 2014, the Company entered into a Loan and Security Agreement with Oxford Finance LLC (see Note 8 of these Notes to Condensed Financial Statements). The Loan and Security Agreement contains various covenants. If the Company breaches any of these covenants or is unable to make a required payment of principal or interest, or experiences a material adverse change to its business, it could result in an event of default under the Loan and Security Agreement. Upon the occurrence of an event of default under the Loan and Security Agreement, the lender could elect to declare all amounts outstanding to be immediately due and payable. If the Company is unable to repay the amounts due under the Loan and Security Agreement, the lender could proceed against the collateral granted to it to secure such indebtedness. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the Loan and Security Agreement.

The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with the loan covenants. In order to meet the future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. The consent of Oxford Finance LLC will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company cannot assure you that it will be able to raise any such additional funding or, if available, that such funding would be on favorable terms.

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

PLAC Test for Lp-PLA2 Activity

The Company introduced the PLAC Activity Test in Europe in March 2012. The PLAC Activity Test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human serum or plasma. The PLAC Activity Test uses automated clinical chemistry technology which is more prevalent than the microtiter plate technology used for the PLAC ELISA Test. As such, a broader array of institutions can conduct the PLAC Activity Test. This group includes clinical laboratories and hospitals of all sizes and physician operated laboratories (“POLs”). In addition, the sample handling requirements are much less stringent for the PLAC Activity Test compared to the PLAC ELISA Test, allowing greater ease of use for those facilities processing specimens. The PLAC Activity Test is currently available in Europe for use in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease. The Company affixed the CE marking for this intended use by self-certification in January 2012. The PLAC Activity Test is available on a commercial basis only in Europe. The Company is pursuing 510(k) clearance for this test from the FDA to commercialize this assay format in the United States.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with the December 31, 2013 audited financial statements and include all adjustments, consisting of normal recurring adjustments, that are necessary to fairly state the Company’s financial position as of September 30, 2014, results of operations for both the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013.

All references in these notes to financial statements to the “Company,” “we,” “us” and “our” refer to diaDexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2014, and have not changed as of September 30, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. The Company is evaluating the impact of this standard.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern, a responsibility that did not previously exist in GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The Company is currently assessing the future impact of this update to its financial statements.

3. Cash and Cash Equivalents

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The following is a summary of cash and cash equivalents at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$11,803	$—	$—	$11,803
Money market funds	4,047	—	—	4,047
Total cash and cash equivalents	$15,850	$—	$—	$15,850

	December 31, 2013
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$12,800	$—	$—	$12,800
Money market funds	4,047	—	—	4,047
Total cash and cash equivalents	$16,847	$—	$—	$16,847

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2014	Level 1	Level 2	Level 3
Assets:
Cash	$11,803	$11,803	$—	$—
Money market funds	4,047	4,047	—	—
Restricted cash	1,400	—	1,400	—
	$17,250	$15,850	$1,400	$—

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	Level 1	Level 2	Level 3
Assets:
Cash	$12,800	$12,800	$—	$—
Money market funds	4,047	4,047	—	—
Restricted cash	1,400	—	1,400	—
	$18,247	$16,847	$1,400	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of September 30, 2014, the notes payable is carried at face value of $15 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Finished goods	$187	$361
Raw materials	116	99
	$303	$460

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

The following is a summary of property and equipment at cost less accumulated depreciation as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Laboratory equipment	$2,403	$2,299
Leasehold improvements	616	616
Computer and software	336	299
Furniture and fixtures	81	81
Construction in progress	49	149
	3,485	3,444
Less: Accumulated depreciation and amortization	(2,763)	(2,476)
	$722	$968

Depreciation and amortization expense was $125,000 and $405,000 for the three and nine months ended September 30, 2014, respectively, and $135,000 and $401,000, respectively, for the same periods in 2013.

6. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Accrued payroll and related expense	$1,482	$1,481
Accrued research obligations	768	46
Accrued consulting expense	399	207
Accrued legal and patent expense	164	124
Accrued audit fees	87	—
Accrued travel and entertainment	76	53
Accrued sales and excise tax	54	71
Accrued royalty expense	49	65
Accrued property and equipment	—	11
Other current liabilities	231	145
Total accrued and other current liabilities	$3,310	$2,203

Accrued research obligations represent approximately $0.6 million in payments payable to B.R.A.H.M.S. GmbH, for the license of three heart failure markers. This balance will be settled in March 2015.

7. Concentration of Credit Risk

Revenues from the following customers represented a significant portion of total revenue for the three and nine months ended September 30, 2014 and 2013 and accounts receivable as of September 30, 2014 and December 31, 2013:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Customer A	30%	8%	18%	5%	50%	3%
Customer B	27%	43%	30%	44%	20%	36%
Customer C	16%	14%	16%	13%	10%	11%
Customer D	6%	10%	11%	9%	—%	10%
Customer E	2%	6%	3%	6%	1%	15%
Total	81%	81%	78%	77%	81%	75%

8. Notes Payable

In August 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The obligations under the Loan Agreement are payable in 48 monthly installments which began in October 2014, with interest only payments to be made from October 2014 to September 2015, followed by 36 months of equal principal and interest payments. If the Company’s trailing six month revenues equal or exceed $15 million at the end of the fiscal month ending July 31, 2015, the Company may continue to make interest only payments through September 2016 followed by 24 months of equal principal and interest payments. The Company paid an initial fee of $150,000 for access to this loan and will be required to pay an additional $1.5 million following the earlier of loan maturity or termination. The Company may prepay all, but not less than all, of the loan amount with 10 days advance notice to Oxford and payment of a prepayment premium. In connection with the Loan Agreement, the Company issued a warrant to Oxford to purchase 909,090 shares of the Company’s common stock (see Note 12 of these Notes to Condensed Financial Statements).

The Company granted Oxford a security interest in substantially all of the Company’s personal property to secure the Company’s payment and other obligations under the Loan Agreement. The security interest does not extend to patents, trademarks and other intellectual property rights (except for the rights to payment related to the sale, licensing or disposition of such intellectual property rights) or certain other specified property.

The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. The Company is also restricted from paying dividends or making other distributions or payments of its capital stock except for repurchases of stock pursuant to employee stock purchase plans, employee restricted stock agreements, stockholder rights plans, director or consultant stock option plans, or similar plans, provided such repurchases do not exceed $250,000 in the aggregate per fiscal year. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan and Security Agreement. As of September 30, 2014, the Company was in compliance with all the covenants.

The Company recorded debt discount of $470,000 associated with the Loan Agreement and the amount will be amortized as interest expense over the term of the Loan Agreement using the effective interest method.

Concurrent with the execution of the Loan Agreement, in August 2014, the Company used $8.1 million of the proceeds received from the loan to repay its existing loan with Comerica Bank. All Loan and Security Agreements previously entered with Comerica Bank were terminated upon receipt of this repayment. The Company was in compliance with all the covenants with Comerica Bank prior to the repayment.

The Company accounted for the repayment to Comerica Bank as a debt extinguishment since the issuance of the new loan is with another unrelated creditor. Accordingly, the Company accelerated and expensed the unamortized debt discount of $132,000, debt issuance costs of $82,000 and balloon payment of $117,000 to interest expense in August 2014.

The Company recorded $81,000 of loss from the debt extinguishment as interest expense. This amount represents a pre-payment premium pursuant to the Amended Loan and Security Agreement entered into with Comerica Bank.

As of September 30, 2014, future minimum payments for the notes payable are as follows (in thousands):

2014 (remainder of year)	$261
2015	2,170
2016	5,554
2017	5,554
2018	5,665
Total minimum payments	19,204
Less: Amount representing interest	(4,204)
Present value of minimum payments	15,000
Less: Unamortized debt discount	(448)
Notes payable, net	14,552
Less: Notes payable, current portion	—
Non-current portion of notes payable	$14,552

9. Common Stock

Pursuant to the Company’s restated certificate of incorporation, as amended, the Company is authorized to issue up to 100,000,000 shares of its common stock, par value of $0.01 per share. The holders of common stock are entitled to receive dividends, as, when and if declared by the Company’s Board of Directors out of funds legally available for distribution, subject to the restriction on dividends contained in the Company’s Loan and Security Agreement with Oxford Finance LLC (see Note 8 to these Notes to Condensed Financial Statements).

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

The effect of the options and warrants was anti-dilutive for the nine months ended September 30, 2014 and 2013. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of
	September 30,
	2014	2013
Options to purchase common stock	9,894	9,778
Warrants to purchase common stock	1,175	169
Restricted stock units	—	42
Total	11,069	9,989

11. Stock Based Compensation

Stock Option Plans

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 3,000,000 shares of common stock authorized for issuance. Upon approval of the 2012 Plan, all shares of common stock that remained available for issuance under the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Director Stock Option Plan (the “Director Plan”) were added to the shares reserved under the 2012 Plan. In addition, pursuant to the 2012 Plan, any shares of common stock subject to awards previously granted under the 1996 Plan, the Director Plan and certain non-plan option agreements entered into with certain individuals as of March 31, 2012 that terminate, expire or lapse will become available for issuance under the 2012 Plan. The 2012 Plan was amended at the 2014 Annual Meeting of Stockholders on May 29, 2014 upon stockholder approval of an amendment to the 2012 Plan to increase the number of shares reserved for issuance thereunder by 4,000,000 shares. The 2012 Plan provides for the granting of options, restricted stock awards, restricted stock unit awards (“RSU”), performance awards, dividend equivalents awards, deferred stock awards, deferred stock unit awards, stock payment awards and stock appreciation rights to employees, non-employee directors and consultants. The Company has granted options and RSUs under the

2012 Plan. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. RSUs granted under the 2012 Plan entitle the recipient to receive one share of the Company’s common stock for every RSU upon vesting. RSUs vest annually. As of September 30, 2014, options to purchase 4,308,656 shares of common stock were outstanding and 5,634,081 shares were available for issuance under the 2012 Plan.

1996 Stock Option Plan

The 1996 Plan initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the 1996 Plan were designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options could vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant. On May 17, 2012, the 1996 Plan was terminated in connection with the effectiveness of the 2012 Plan. All 1,555,492 shares that were available for issuance under the 1996 Plan were transferred to the 2012 Plan, and the 6,398,904 shares that were subject to awards outstanding under the 1996 Plan remained outstanding pursuant to the terms of the 1996 Plan. As of September 30, 2014, options to purchase 2,633,200 shares of common stock were outstanding pursuant to the terms of the 1996 Plan.

1998 Director Stock Option Plan

The Director Plan for non-employee directors initially had 300,000 shares of common stock authorized for issuance. On May 17, 2012, the Director Plan was terminated in connection with the effectiveness of the 2012 Plan. All 130,000 shares that were available for issuance under the Director Plan were transferred to the 2012 Plan, and the 170,000 shares that were subject to awards outstanding under the Director Plan remained outstanding pursuant to the terms of the Director Plan. As of September 30, 2014, no options were outstanding pursuant to the terms of the Director Plan.

Non-Plan Grants

In October 2004, the Company granted non-qualified stock options to purchase 30,000 shares of common stock outside of the Company’s stock option plans to its former director with an exercise price of $12.27 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of September 30, 2014, all of these options remained outstanding.

In September 2011, the Company granted non-qualified stock options to purchase 1,530,000 shares of common stock outside of the Company’s stock option plans to its current Chief Executive Officer with an exercise price of $0.25 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of September 30, 2014, all of these options remained outstanding.

In October 2011, the Company granted non-qualified stock options to purchase 1,130,000 shares of common stock outside of the Company’s stock option plans to its current Chief Business Officer with an exercise price of $0.26 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of September 30, 2014, 712,416 of these options remained outstanding.

On February 1, 2012, the Company granted non-qualified stock options to purchase 1,060,000 shares of common stock outside of the Company’s stock option plans to its current Chief Financial Officer with an exercise price of $0.28 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of September 30, 2014, 679,935 of these options remained outstanding.

Restricted Stock Units

On August 6, 2013, the Company awarded an aggregate of 41,708 RSUs to its non-employee directors with a grant-date fair value equal to approximately $55,000 in the aggregate. Each RSU entitled the recipient to receive one share of the Company’s common stock upon vesting. The RSUs awarded to the non-employee directors vested in full on July 1, 2014. The fair value of nonvested RSUs is based on the Company’s closing stock price on the date of grant. As of September 30, 2014, no RSUs remained outstanding. A summary for the nine months ended September 30, 2014 is as follows:

Weighted
		Average	Remaining
		Grant Date	Vesting	Aggregate
	Shares of	Fair Value	Period	Intrinsic
	Underlying RSUs	Per Share	(In years)	Value
Nonvested at December 31, 2013	41,708	$1.33
RSUs issued	(41,708)	—
RSUs cancelled/forfeited/expired	—	—
Nonvested at September 30, 2014	—	$—	—	$—

The following table summarizes stock compensation expense related to employee stock options and employee stock-based compensation for the three and nine months ended September 30, 2014 and 2013, which was incurred as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation expense:
General and administrative	$182	$119	$445	$236
Sales and marketing	31	29	94	87
Research and development	25	38	38	92
Product costs	7	7	19	17
Total stock-based compensation expense	$245	$193	$596	$432

Stock-based compensation expense recognized during the three and nine months ended September 30, 2014 and 2013 includes compensation expense for stock-based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of September 30, 2014, the total remaining unrecognized cost was approximately $1.2 million to be recognized over approximately three years.

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Dividend yield	—	—	—	—
Risk-free interest rate	1.51%	1.13%	1.39%	0.93%
Expected volatility	98.15%	79.42%	99.48%	84.66%
Forfeiture rate	13.94%	13.90%	13.94%	13.90%
Expected term (years)	4.45	4.06	4.45	4.06
Fair value per share at grant date	$0.49	$0.75	$0.52	$0.61

For the three and nine months ended September 30, 2014, the volatility assumption was determined by the trading history for the Company. Prior to 2014, the Company did not have sufficient trading history for its common stock and its volatility assumption was determined by examining the historical volatilities for industry peers and the trading history for the Company’s common stock. The Company will continue to use its historical stock price volatility and expected term assumption for future periods. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the options vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Employee Stock-Based Compensation

The table below presents information related to stock option activity for the nine months ended September 30, 2014, as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic
	Outstanding	Price	(In years)	Value
Outstanding at December 31, 2013	9,705,084	$0.50
Options granted	2,665,000	0.73
Options exercised	(522,413)	0.31
Options cancelled/forfeited/expired	(1,953,464)	0.94
Outstanding at September 30, 2014	9,894,207	$0.48	6.70	$1,778,848
Exercisable at September 30, 2014	6,621,518	$0.42	5.57	$1,558,483
Vested and expected to vest at September 30, 2014	9,351,210	$0.47	6.55	$1,760,259

12. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy and to vendors in order to reduce costs. In connection with the Loan and Security Agreement the Company entered into with Comerica in September 2011 (see Note 8 to these Notes to Condensed Financial Statements), the Company issued a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share and with an expiration date in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. Through August 2012, the discount was amortized to interest expense using the effective interest rate method over the 48-month term of the original loan. Beginning in September 2012 in connection with the First Amended Loan and Security Agreement between the Company and Comerica, and continuing in October 2013 with the Second Amended Loan and Security Agreement between the Company and Comerica (see Note 8 to these Notes to Condensed Financial Statements), the unamortized discounts were being recognized over the remaining term of the amended loan, based on a maturity date of December 2016, until it was terminated in August 2014. The unamortized amount was accelerated and expensed to interest expense upon the repayment.

In connection with the First Amended Loan and Security Agreement with Comerica, the Company issued Comerica a warrant to purchase 168,919 shares of the Company’s common stock, at an exercise price of $0.37 per share. This warrant expires in September 2019. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.87%, risk-free interest rate of 1.03%, exercise price of $0.37 and an expected life of 7 years. The fair value of the warrant was determined to be $48,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount was amortized to interest expense using the effective interest rate method over the remaining term of the amended loan, based on a maturity date of September 2016, until it was terminated in August 2014. The unamortized amount was accelerated and expensed to interest expense upon the repayment.

In connection with the Second Amended Loan and Security Agreement with Comerica, the Company issued Comerica a warrant to purchase 96,685 shares of the Company’s common stock, at an exercise price of $1.81 per share. This warrant expires in October 2020. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.01%, risk-free interest rate of 2.05%, exercise price of $1.81 and an expected life of 7 years. The fair value of the warrant was determined to be $136,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount was amortized to interest expense using the effective interest rate method over the remaining term of the amended loan, based on a maturity date of December 2016, until it was terminated in August 2014. The unamortized amount was accelerated and expensed to interest expense upon repayment.

In connection with the Loan and Security Agreement the Company entered into with Oxford Finance LLC in August 2014 (see Note 8 to these Notes to Condensed Financial Statements), the Company issued Oxford a warrant to purchase 909,090 shares of the Company’s common stock, at an exercise price of $0.66 per share and with an expiration date in August 2021. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 90.29%, risk-free interest rate of 2.06%, exercise price of $0.66 and expected life of 7 years. The fair value of the warrant was determined to be $470,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount is being amortized to interest expense using the effective interest rate method over the remaining term of the loan which matures in September 2018.

In August 2013, the Company issued 386,784 shares of common stock pursuant to a cashless exercise of Comerica’s warrant to purchase 480,769 shares at an exercise price of $0.26 per share.

As of September 30, 2014, there were warrants outstanding to purchase 1,174,694 shares of the Company’s common stock, with a weighted-average exercise price of $0.71 per share and an aggregate exercise price of $837,000.

The following table summarizes information about all warrants outstanding as of September 30, 2014:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Exercise Price	Outstanding	Life (In Years)	Price
$0.37	168,919	4.95	$0.37
$1.81	96,685	6.05	$1.81
0.66	909,090	6.88	$0.66
	1,174,694	6.53	$0.71

13. Restructuring and Other Charges

During 2014, the Company entered into several transition agreements with certain key employees including its Chief Executive Officer and Chief Business Officer.

As of September 30, 2014, the Company has incurred $505,000 in restructuring and other charges under these agreements. The following table summarizes changes in the restructuring accrual for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Employee Severance Costs	Other Costs	Total	Employee Severance Costs	Other Costs	Total
Beginning balance	$60	$13	$73	$—	$—	$—
Charges	396	36	432	456	49	505
Payments	(45)	(8)	(53)	(45)	(8)	(53)
Ending balance	$411	$41	$452	$411	$41	$452

During the three months ended September 30, 2014, the Company incurred $396,000 in employee severance costs and $36,000 in other costs. These costs are recorded in operating expenses in the Condensed Statements of Comprehensive Loss and the associated liabilities are recorded in accrued and other current liabilities in the Condensed Balance Sheets. The Company paid $45,000 in employee severance costs and $8,000 in other costs.

During the nine months ended September 30, 2014, the Company incurred $456,000 in employee severance costs and $49,000 in other costs. These costs are recorded in operating expenses in the Condensed Statements of Comprehensive Loss and the associated liabilities are recorded in accrued and other current liabilities in the Condensed Balance Sheets. The Company paid $45,000 in employee severance costs and $8,000 in other costs.

As of September 30, 2014, the entire balance of $452,000 in restructuring accrual was classified as short-term and recorded within accrued and other current liabilities in the Condensed Balance Sheet. The Company is expected to record approximately $251,000 in the fourth quarter of 2014 relating to these agreements.

14. Commitments and Contingencies

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

Rent expense for the Company’s facilities was $456,000 and $1.4 million for the three and nine months ended September 30, 2014, respectively, and $484,000 and $1.5 million, respectively, for the same periods in 2013. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $349,000 and $387,000 at September 30, 2014 and December 31, 2013, respectively, is included in the accompanying balance sheets.

As of September 30, 2014, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2014 (remainder of year)	$645
2015	2,658
2016	2,738
Total minimum lease payments	$6,041

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

15. Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the nine months ended September 30, 2014 and the Company expects that its effective tax rate for the full year 2014 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

The gross amount of unrecognized tax benefits as of September 30, 2014 is $1.6 million related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

16. Subsequent Events

In the fourth quarter of 2014, the Company started realigning its operational structure to support its objectives in 2015 and beyond. In connection with these initiatives, the Company plans to reduce and reallocate its staff in the fourth quarter and the one-time charges arising from this restructuring are not expected to be significant to the Company's 2014 financial statements.

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

Our PLAC Tests products, are designed to provide information, over and above traditional risk factors, such as cholesterol levels, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection of increased risk and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test, the PLAC Test ELISA Kit (the “PLAC ELISA Test”), measures the mass of circulating Lp-PLA2 in the blood using an enzyme-linked-immunosorbent serologic assay (“ELISA”). The PLAC ELISA Test is the only Lp-PLA2 blood test cleared by the Food and Drug Administration (“FDA”) to aid in assessing risk for both coronary heart disease (“CHD”) and ischemic stroke associated with atherosclerosis. The second test, the PLAC Test for Lp-PLA2 Activity (the “PLAC Activity Test”), is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease.

There are several published clinical studies that provide preliminary evidence that Lp-PLA2 levels may have clinical utility in diseases or indications other than those for which our PLAC Tests are currently cleared. We intend to focus on cardiovascular disease risks, such as risks of secondary cardiac events and risks of cardiac events in the context of other diseases.

In March 2014, we entered into an agreement to license the rights to develop and commercialize three independent biomarkers (MR-proADM (midregional pro adrenomedullin), MR-proANP (midregional pro atrial natriuretic peptide), and CT-proET1 (C-terminal pro endothelin-1) to aid in risk prediction and prognosis for heart failure. We plan to develop three individual diagnostics tests, one per biomarker, which may address different stages of heart failure from prediction, diagnosis and survival. We estimate that the addressable U.S. market for these tests is similar to that of our PLAC Tests, or approximately 36 million lives in 2012.

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

We entered into a Loan and Security Agreement with Oxford Finance LLC in August 2014 (see Note 8 to the Notes to Condensed Financial Statements included in this report). The Loan and Security Agreement contains certain customary representations and warranties and customary affirmative and negative covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. The consent of Oxford Finance LLC will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and security interests in our assets. We cannot assure you that we will be able to raise any such additional funding in a timely manner if we require funds.

In the fourth quarter of 2014, we started realigning our operational structure to support our objectives in 2015 and beyond. In connection with these initiatives, we plan to reduce and reallocate our staff in the fourth quarter and the one-time charges arising from this restructuring are not expected to be significant to our 2014 financial statements. These initiatives are expected to result in a reduction in our operating expense level in 2015.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013.

Revenues

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Revenues:
Product sales	$5,035	$6,314	(20)%	$16,612	$17,915	(7)%
Service revenue	2,234	—	100%	3,618	—	100%
License revenue	75	76	(1)%	225	229	(2)%
Royalty revenue	—	—	—	—	18	(100)%
Total revenues	$7,344	$6,390	15%	$20,455	$18,162	13%

Revenues by geography are based on the billing address of the customer. The following table sets forth total revenues by geographic area (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
United States	$7,253	$6,291	$20,133	$17,756
Europe	80	72	243	234
Rest of the world	11	27	79	172
	$7,344	$6,390	$20,455	$18,162

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

The increase in total revenues of approximately $954,000 for the three months ended September 30, 2014 as compared to the same period in 2013 is primarily due to revenues from laboratory services performed for GlaxoSmithKline of approximately $2.2 million, offset by decrease in product sales of approximately $1.3 million due to decreased volume demand for our PLAC ELISA Test.

The increase in total revenues of approximately $2.3 million for the nine months ended September 30, 2014 as compared to the same period in 2013 is primarily due to revenues from laboratory services performed for GlaxoSmithKline of approximately $3.6 million, offset by decrease in product sales of approximately $1.3 million due to decreased volume demand for our PLAC ELISA Test.

Our top five customers accounted for 81% and 78% of our total revenues for the three and nine months ended September 30, 2014, respectively, compared to 81% and 77%, respectively, for the same periods in 2013. Because of this customer concentration and the timing of orders from these customers, our quarterly revenues through the end of 2014 may fluctuate materially.

Operating Costs and Expenses

Product Costs

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Product costs	$1,781	$1,753	2%	$5,184	$5,468	(5)%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs increased $28,000 for the three months ended September 30, 2014 as compared to the same period in 2013. This increase was primarily due to an increase of approximately $176,000 related to production of pilot lots of our PLAC Activity Test, partly offset by a decrease in PLAC Tests production costs of approximately $112,000 due to lower sales volume, decrease in manufacturing related costs of approximately $22,000 due to improvements in manufacturing processes, and a decrease of approximately $14,000 due to reduction in the effective excise tax cost.

Product costs decreased $284,000 for the nine months ended September 30, 2014 as compared to the same period in 2013. This decrease primarily reflects a decrease in PLAC Tests production costs of approximately $196,000 due to lower sales volume, a decrease in manufacturing related costs of $123,000 due to improvements in manufacturing processes, a decrease in recruiting costs of approximately $108,000 related to hiring in quality control and manufacturing in 2013, a decrease of approximately $74,000 due to reduction in the effective excise tax cost, partly offset by an increase of approximately $208,000 related to production of pilot lots of our PLAC Activity Test.

Service costs

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Service costs	$333	$—	100%	$520	$—	100%

Service costs include our expenditures such as personnel and temporary support staff expenses, and lab supply costs. Service costs increased $333,000 and $520,000 for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. This increase reflects expenses incurred in conjunction with providing laboratory services to GlaxoSmithKline.

Sales and Marketing Expenses

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Sales and marketing expenses	$2,700	$1,749	54%	$7,829	$5,671	38%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses increased $951,000 for the three months ended September 30, 2014 as compared to the same period in 2013. This increase primarily reflects an increase in personnel expenses of approximately $398,000 due to the doubling of our sales and marketing team in first quarter 2014, an increase of approximately $319,000 related to the development of marketing materials and increase in physician education programs, an increase in restructuring costs of approximately $210,000 related to departure of key personnel, and an increase in travel and entertainment costs of approximately $16,000 due to higher headcount.

Sales and marketing expenses increased $2.2 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase primarily reflects an increase in personnel expenses of approximately $1.1 million due to an expansion of our sales and marketing team, an increase of approximately $682,000 related to the development of marketing materials and increase in physician education programs, an increase in restructuring costs of approximately $174,000 primarily due to departure of key personnel, an increase in travel and entertainment costs of approximately $109,000 due to higher headcount, and an increase in office costs of approximately $70,000 to support expansion of our sales and marketing teams.

We expect our sales and marketing expenses to continue to increase as we develop and commercialize new pipeline diagnostic products to maintain and expand our position in the market for diagnostics in CVD.

Research and Development Expenses

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Research and development expenses	$979	$1,252	(22)%	$5,267	$3,515	50%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses decreased $273,000 for the three months ended September 30, 2014 as compared to the same period in 2013. This decrease primarily reflects a decrease of approximately $152,000 in personnel costs due to reallocation of our resources to provide laboratory services to GlaxoSmithKline, and a decrease in consulting expense of approximately $128,000 primarily related to our FDA regulatory filing for our PLAC Activity Test.

Research and development expenses increased $1.8 million for the nine months ended September 30, 2014 as compared to the same period in 2013. This increase primarily reflects an increase in expenses related to the development of our product pipeline of approximately $1.8 million which includes an initial payment to obtain an exclusive license from B.R.A.H.M.S. GmbH (“BRAHMS”) related to certain heart failure biomarkers.

We expect to incur additional research and development expenses in the future pursuant to the terms of the BRAHMS license agreement. We also expect research and development expenses to increase in the future as a result of staffing increases and expansion of our product pipeline development projects.

General and Administrative Expenses

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
General and administrative expenses	$2,489	$1,891	32%	$6,710	$5,538	21%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses increased $603,000 for the three months ended September 30, 2014 as compared to the same period in 2013. This increase primarily reflects an increase in restructuring costs of approximately $248,000 related to the departure of key personnel, an increase in professional fees of approximately $301,000 primarily related to increases in legal fees, filings of patent applications, and recruiting fees, and an increase in stock-based compensation of approximately $63,000 primarily attributable to a higher stock price.

General and administrative expenses increased $1.2 million for the nine months ended September 30, 2014 as compared to the same period in 2013. This increase primarily reflects an increase in professional fees of approximately $702,000 primarily related to increases in legal fees, filing of patent applications and recruiting fees, an increase in restructuring costs of approximately $320,000 related to the departure of key personnel, and an increase in stock-based compensation of approximately $209,000 primarily attributable to a higher stock price, partly offset by a decrease in travel and entertainment of approximately $30,000.

We expect general and administrative expenses to increase as a result of the expansion of our leadership team.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$1	$1	—	$2	$3	(33)%
Interest expense	(729)	(93)	684%	(1,153)	(278)	315%
Other income (expense), net	48	(7)	(786)%	59	340	(83)%
Total Interest and other income (expense)	$(680)	$(99)	587%	$(1,092)	$65	(1,780)%

Interest income is derived from cash balances and short-term and long-term investments. Interest expense is based on outstanding debt obligations. Total interest and other income (expense) increased $581,000 for the three months ended September 30, 2014 as compared to the same period in 2013. This increase primarily reflects an increase in interest expense of approximately $636,000 due to the termination of our credit facility with Comerica and our repayment in full of the outstanding loan.

Total interest and other income (expense) decreased $1.2 million for the nine months ended September 30, 2014 as compared to the same period in 2013. This decrease primarily reflects a gain of approximately $347,000 from the sale of assets held for sale in 2013, and an increase in interest expense of approximately $875,000 primarily due to the termination of our credit facility with Comerica and our repayment in full of the outstanding loan. This increase in interest expense also includes $87,000 from loss of extinguishment for the Comerica loan.

In August 2014, we entered into a new credit facility with Oxford Finance LLC. Interest expense under our new credit facility will continue as long as the loan is outstanding and will decrease as the loan is repaid.

Income Taxes

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
	(in thousands)			(in thousands)
Income tax benefit (provision)	$(1)	$—	(100)%	$(13)	$(5)	160%

We generated net loss for the three and nine months ended September 30, 2014 and had no federal income tax provision. Our effective tax rate was 0% for income tax for each of the three and nine months ended September 30, 2014 and we expect that our effective tax rate for the full year 2014 will be 0%. In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. At September 30, 2014, we had unrecognized tax benefits totaling $1.6 million. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code (the “Code”).

Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. As a result of a merger transaction involving us in 2010, certain of our tax attributes prior to the merger transaction are subject to an annual limitation of $240,000 for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of September 30, 2014, we had an accumulated deficit of $206.1 million, working capital of $16.7 million and stockholders’ equity of $2.5 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investment securities will be sufficient to cover our cash needs for operating activities and commitments for at least twelve months.

Cash and Cash Equivalents

As of September 30, 2014, we had cash and cash equivalents of $15.9 million, compared to $16.8 million at December 31, 2013. The decrease of $0.9 million primarily reflects cash used in operating activities of $5.8 million and net proceeds from the notes payable under our credit facility with Oxford of $4.8 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2014, and was primarily related to the net loss of $6.2 million and $444,000 in cash outflow related to changes in operating assets and liabilities. This was partially offset by non-cash items totaling 819,000. Significant non-cash items were $596,000 in stock-based compensation, $405,000 in depreciation and amortization, $311,000 in non-cash interest associated with our term loan and $(516,000) in unfavorable lease amortization.

Net cash used in operating activities was $1.9 million for the nine months ended September 30, 2013, and was primarily related to the net loss of $2.0 million and $85,000 in cash outflow related to changes in operating assets and liabilities. Significant non-cash items were $(340,000) of gain in sale of equipment, $(436,000) in unfavorable lease amortization, $401,000 in depreciation and amortization, $432,000 in stock-based compensation and $98,000 in noncash interest.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2014 was $183,000, primarily representing purchases of property and equipment.

Net cash provided by investing activities in the nine months ended September 30, 2013 was $1.2 million, primarily due to net investment maturities of $747,000 and proceeds from sale of equipment of $640,000. This cash provided by investing activities was partially offset by $207,000 in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2014 was $5.0 million primarily due to borrowings under our new credit facility with Oxford in the amount of $15.0 million and stock option exercises of $162,000. This was partially offset by $10.0 million in repayment of principal of our previous loan with Comerica and $191,000 in loan issuance costs related to the Oxford loan.

Net cash provided by financing activities in the nine months ended September 30, 2013 of $45,000 consisted entirely of proceeds from stock option exercises.

Other Information

Our future capital requirements will depend primarily upon our ability to maintain and grow our current product revenues, to obtain regulatory approval for the PLAC Activity Test in the US, to develop and commercialize product line extensions for our PLAC Tests, to develop or acquire new cardiovascular biomarker tests, to manage our obligations under real estate leases, and to improve our reimbursement prospects from third-party payors.

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

In August 2014, we entered into a Loan and Security Agreement with Oxford Finance LLC (see Note 8 of the Notes to Condensed Financial Statements included in this report). This agreement contains various affirmative and negative covenants. If we breach any of these covenants or we are unable to make a required payment of principal or interest, or we experience a material adverse change to our business, it could result in a default under the Loan and Security Agreement. If we are unable to repay the amounts due under the Loan and Security Agreement, the lender could proceed against the collateral granted to it to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with the loan covenants. In order to meet our future liquidity needs, we expect to require additional financing and will seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us. The consent of Oxford Finance LLC will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding or, if available, that such funding would be on favorable terms.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at September 30, 2014 are disclosed in the following table (in thousands):

	Total	2014(1)	2015	2016	2017	2018
Debt obligations	$19,204	$261	$2,170	$5,554	$5,554	$5,665
Operating lease obligations	6,041	645	2,658	2,738	—	—
License obligations	639	—	639	—	—	—
Total contractual commitments	$25,884	$906	$5,467	$8,292	$5,554	$5,665
(1)	Remainder of year.

As part of the reverse merger completed in 2010, we recorded a lease obligation which contained a lease payment that exceeded current market rates. Accordingly, we recognized a $4.1 million unfavorable lease obligation. We amortize the unfavorable lease obligation using the effective interest rate method. The carrying amount of the unfavorable lease liability was $2.0 million as of September 30, 2014.

In March 2014, we entered into a License and Supply Agreement (the “Agreement”) with B.R.A.H.M.S. GmbH. Under the terms of the Agreement, we paid €750,000 (or $1.4 million) in April 2014 and we are obligated to pay another €500,000 (or $639,000 as of September 30, 2014) in March 2015. We may pay up to €600,000 (or $767,000 as of September 30, 2014) in development and regulatory milestones and post-launch commercial milestones up to a total of €1,000,000 (or $1.3 million as of September 30, 2014).

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of September 30, 2014, we had cash and cash equivalents of $15.9 million, which consisted of cash and highly liquid money market funds.

During the nine months ended September 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2011, we submitted a premarket notification to the FDA seeking clearance under Section 510(k) of the Food, Drug and Cosmetic Act, (“FDCA”) to market our PLAC Activity Test. This assay measures the activity levels of the Lp-PLA2 enzyme in the blood, while the PLAC ELISA Test currently marketed in the US utilizes an ELISA method that measures the concentration of the enzyme. The PLAC Activity Test is capable of running on automated, high throughput clinical chemistry analyzers unlike the current PLAC ELISA Test. Future commercialization of an assay capable of running on automated, high throughput clinical chemistry analyzers may be important for the expansion of the PLAC Tests market and our revenue growth. On October 24, 2011, we elected to withdraw this application following discussions with the FDA. We continued to have discussions with the FDA regarding a new application for the PLAC Activity Test, and in September 2013, we had a pre-submission meeting with the FDA. As a result of this meeting, we advanced our clinical program to support the submission of the PLAC Activity Test. We partnered with REGARDS, a large longitudinal cardiovascular disease study to validate the PLAC Activity Test and we completed the study sample analysis in the first quarter of 2014. We submitted a 510(k) application with the FDA in June 2014, which was accepted for substantive review in July 2014.

There can be no guarantee that our clinical trials or the results of any such clinical trials will be satisfactory to the FDA. We are unable to predict when or if we may receive clearance for the PLAC Activity Test, which may result in a loss of potential customers and would have an adverse effect on our financial condition and our ability to maintain or expand our business.

Even if we obtain FDA clearance of our 510(k) application for our PLAC Activity Test, we may not be able to successfully commercialize our PLAC Activity Test in the US.

Even if we obtain FDA clearance to commercialize our PLAC Activity Test in the US, we may not have the resources and ability to successfully launch the product. We will require significant resources to effectively manufacture, market and sell our PLAC Activity Test.  Failure to execute our strategy to commercialize the PLAC Activity Test may have a material adverse effect on our business, operating results, cash flows and financial condition.

Our future success depends on our ability to effectively recruit and retain our senior management and other key employees and attract, retain and motivate qualified personnel.

We depend on the efforts and abilities of our senior management, our research and development staff and a number of other key management, sales, support, technical and administrative services personnel. In particular, we rely on the experience of our senior management, who have specific knowledge of our business and industry that is difficult to replace. If we are unable to attract and retain highly-qualified senior management our business may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. As previously announced, our current Chief Executive Officer plans to retire from diaDexus by the end of 2014, and our current chairman of the board will act as the interim executive chair until a successor is named. In addition, our Chief Financial Officer and Chief Business Officer both resigned from the company in September 2014. We also appointed a new President in August 2014 and a Chief Medical Officer and interim Chief Commercial Officer in September 2014. Any failure to effectively manage these transitions or retain these new executives and other members of our senior management team could be disruptive to our business operations and have an adverse effect on the execution of our business strategies, as well as our potential to raise capital.

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

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top five customers accounted for 81% and 75% of our accounts receivable as of September 30, 2014 and December 31, 2013, respectively, and 78% of our total revenues for both the nine months ended September 30, 2014 and 2013. Our dependence on and the identity of our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. We may experience greater or lesser customer concentration in the future, depending on future commercial agreements and whether we are able to grow our revenue from the PLAC Activity Test. However, it is likely that our revenues and profitability will continue to be dependent on a very limited number of customers, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers exert greater influence over our product pricing, which led to a decline in average sales price in past quarters. Such downward pressure on our pricing may continue. In addition, we may be unable to collect related accounts receivables when due, which could have a material adverse effect on our business.

In June 2014, the Office of Inspector General (“OIG”) published a special fraud alert relating to compensation paid by laboratories to referring physicians and physician group practices for blood specimen collection, processing and packaging, and for submitting patient data to a registry or database. The publication is an industry notification posted on the OIG website. This further guidance from the OIG may have an adverse effect on sales to our customers as the alert could reduce the number of tests ordered by referring physicians and physician group practices.

Our PLAC Activity Test sales could be affected by the outcome and the timing of the GlaxoSmithKline’s clinical studies of its Lp-PLA2 inhibitor, darapladib.

In November 2013, GlaxoSmithKline reported in a press release that their phase 3 trial, named STABILITY, evaluating the Lp-PLA2 inhibitor, darapladib, did not meet its primary endpoint measure, which was time to first occurrence of any major adverse cardiovascular event (“MACE”). In March 2014, GlaxoSmithKline reported in a press release that the STABILITY trial met two secondary efficacy end points of first time occurrence of major coronary event and total coronary events. In May 2014, GlaxoSmithKline reported in a press release that their second Phase 3 study, named SOLID-TIMI 52, did not meet its primary endpoint measure. These results are expected to limit the adoption and sales of our PLAC Tests that might have been expected had a favorable result been obtained.

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

We have been manufacturing our PLAC Activity Test in-house since January 2012. We are dependent on the expertise of our personnel for this product. We could observe performance deviations that have not been apparent during development, including performance and stability of the PLAC Activity Test. The discovery of such performance deviations or of any manufacturing problems may adversely affect our sales in Europe and, if we obtain FDA clearance of our 510(k) application, the US.

We are currently assessing a third party manufacturer for our PLAC Activity Test and our inability to identify such manufacturer may have a material adverse effect on the supply of our product.

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

In March 2014, we entered into an exclusive licensing and supply agreement with B.R.A.H.M.S. GmbH to develop and commercialize three independent biomarkers to aid in risk prediction and prognosis for heart failure. In the event we fail to meet certain diligence requirements under the license, our exclusive right for these products will be lost, which may have an adverse effect on our product pipeline and sales.

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

Our dependence on distributors for international sales of our PLAC Activity Test could limit or hinder us from selling our tests in Europe and from realizing long-term international revenue growth.

As of September 30, 2014, we had exclusive distribution agreements for our products in 24 countries, mostly in Europe, and we may enter into other similar arrangements in other countries in the future. Exclusive distribution arrangements limit our ability to directly, or indirectly through other distributors, address customers in those countries. Distributors may not commit the necessary resources to market and sell our PLAC Tests to the level of our expectations. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our PLAC Activity Tests. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

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

Our corporate, research and manufacturing facilities are located in the San Francisco Bay Area of California, in close proximity to known earthquake fault zones. As a result, these facilities and any clinical samples kept in these facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the scope or amount of coverage will be adequate in any particular case. Insurance specifically for earthquake risks is not available on commercially reasonable terms.

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

In April 2014, the President signed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule.  Under PAMA, Medicare payment rates for tests will be equal to the volume-weighted median of the private payor payment rates for a test. The payment rates calculated under PAMA will be effective starting January 1, 2017, and will be reviewed every three years, based on private payor payment rates and volumes for their tests.  We believe that, starting in 2017 and over time, our customers could see decreased reimbursement from Medicare for running our PLAC Tests which may impact the price at which we sell them our kits and negatively impact our revenue growth.

In June 2014, the Office of the Inspector General, (“OIG”) issued a Special Fraud Alert involving compensation paid by laboratories to referring physicians and physician practice groups for blood specimen collection, processing and packaging, and for submitting patient data to a registry or database.  We are unaware of the extent to which our customers have been utilizing the types of business practice, but believe that these OIG guidelines will directly affect our primary customers. At the present time, we cannot predict the responses by our customers to the OIG’s focus on the practices identified in the anti-fraud alerts, but it may have a negative impact on future customer sales and orders.

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

Risks Relating to Liquidity

Our Oxford Bank loan contains restrictions that limit our flexibility in operating our business, and our lender may accelerate repayment of amounts outstanding under certain circumstances.

In September 2014, we entered into a Loan and Security Agreement with Oxford Finance LLC (the “Loan and Security Agreement”). The Loan and Security Agreement contains a number of affirmative and restrictive covenants. These covenants limit our ability to, among other things:

—	Dispose of property;
—	Merge, consolidate or acquire another person;
—	Incur additional indebtedness;
—	Enter into transactions with affiliates;
—	Pay dividends or make other distributions or payments on our capital stock.

If we breach any of these covenants, are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in an event of default under the Loan and Security Agreement. Upon the occurrence of an event of default under the Loan and Security Agreement, Oxford could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay the amounts due under the Loan and Security Agreement, Oxford could proceed against the collateral granted to it to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

We will need to raise additional capital to support our operations in the future.

We will require additional funds to commercialize our products and develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We will seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us. The consent of Oxford Finance LLC will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

We are an early stage company with a history of losses, we expect to incur losses for at least the next few years, and we may never achieve profitability.

We have incurred substantial net losses since our inception. Our accumulated deficit was $206.1 million at September 30, 2014. For the nine months ended September 30, 2014 and 2013, we incurred net losses of $6.2 million and $2.0 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to execute our commercialization strategy to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Our success depends, in large part, on our ability to protect proprietary discoveries, technology, brands, creative works, and diagnostic tests under the patent and other intellectual property laws of the US and other countries, so that we can seek to prevent others from unlawfully using our proprietary inventions and information. We hold issued patents in the US covering our PLAC ELISA Test, the last of which expires in December 2015.

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

Furthermore, recently issued US Supreme Court decisions in cases involving patents claiming genetic materials and information, and diagnostic products and methods based on genetic materials and information may impact our business. For example, on March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the US Supreme Court issued an opinion holding that the processes claimed by Prometheus’ patent were not patent eligible because these processes—determining the relationships between concentrations of certain metabolites in the blood and the likelihood that a thiopurine drug dosage will prove ineffective or cause harm—merely apply laws of nature and are not themselves patentable. On June 13, 2013 in Association for Molecular Pathology et al.v. Myriad Genetics, Inc., et al. the US Supreme Court issued an opinion holding that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated, but cDNA is patent eligible because it is not naturally occurring. It is unknown what impact these decisions will have with respect to our patents.

We license key intellectual property from GlaxoSmithKline and ICOS, and our contractual relationships have certain limitations.

We have an exclusive license from GlaxoSmithKline (formerly SmithKlineBeecham plc) and a co-exclusive license from ICOS Corporation (“ICOS”), subsequently acquired by Eli Lilly and Company, to practice and commercialize technology covered by several issued and pending US patents and their foreign counterparts. Some of these licensed patents covering composition of matter and cardiovascular diagnostic claims have different expiration dates from 2014 through 2016, which may limit our ability to generate future revenue from products claimed under those exclusive and co-exclusive licenses. While we have a family of issued patents and pending applications directed to the measurement of Lp-PLA2 activity in the presence of an inhibitor of Lp-PLA2 activity has expiration date ranging from 2025 to 2026. There can be no assurance that those patent applications will be issued or that any issued patents will maintain a competitive advantage for our Lp-PLA2 products.

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

We have rights to patents and patent applications owned by licensors that provide important protection on the composition of matter and utility of our products, product candidates and product pipeline. We do not, however, directly control the prosecution and maintenance of all of these patents. A licensor may not fulfill its obligations under a license and may allow these patents to go abandoned or may not pursue meaningful claims for our products. Also, while the US Patent and Trademark Office has issued patents covering diagnostic utility or methods, we do not know whether or how courts will enforce these patents. If a court finds our patents for these types of inventions to be invalid, unenforceable or interprets them narrowly, the benefits of our patent strategy may not materialize. If any or all of these events occur, they could diminish the value of our intellectual property.

Risks Relating to Our Stock

Our stock price is likely to continue to be volatile.

Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded “over the counter” typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Stock Market, due to the fact that OTC trading volumes are generally significantly lower than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price, particularly where the trading price of the stock price is relatively low. The trading price of our common stock has been and is likely to continue to be extremely volatile. Some of the many factors that may cause the market price of our common stock to fluctuate include, in no particular order:

—	Actions taken by regulatory authorities with respect to our products;
—	The progress and results of our product development efforts or those of our competitors;
—	Significant changes to our executive team or other members of senior management;
—	The outcome of legal actions to which we may become a party;
—	Our ability to commercialize the products, if any, that we are able to develop;
—	Changes in our strategy and competitive positioning;
—	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; and
—	Restatements of our financial results and/or material weaknesses in our internal controls.

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

10.1

Loan and Security Agreement, dated August 15, 2014, by and between diaDexus, Inc. and Oxford Finance LLC  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 21, 2014)

10.2*	Second Amendment to Laboratory Services Agreement, dated September 10, 2014, by and between diaDexus, Inc. and GlaxoSmithKline LLC

10.3	Separation Agreement, dated September 17, 2014, by and between diaDexus, Inc. and R. Michael Richey

10.4	Offer Letter, effective October 1, 2014, by and between diaDexus, Inc. and Kenneth C. Fang, M.D.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain portions of this document have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.
Date: November 5, 2014	By:	/s/ Brian E. Ward
Brian E. Ward
Chief Executive Officer
Date: November 5, 2014	By:	/s/ Alexander L. Johnson
Alexander L. Johnson
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

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

10.1

Loan and Security Agreement, dated August 15, 2014, by and between diaDexus, Inc. and Oxford Finance LLC  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 21, 2014)

10.2*	Second Amendment to Laboratory Services Agreement, dated September 10, 2014, by and between diaDexus, Inc. and GlaxoSmithKline LLC

10.3	Separation Agreement, dated September 17, 2014, by and between diaDexus, Inc. and R. Michael Richey

10.4	Offer Letter, effective October 1, 2014, by and between diaDexus, Inc. and Kenneth C. Fang, M.D.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain portions of this document have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the SEC.