Form 10-K
period 2014-12-31
diaDexus, Inc.
filed 2015-03-12
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2014, based upon the last trade price of the common stock reported on the OTCQB on June 30, 2014, was approximately $35.3 million.* As of March 6, 2015, 56,902,666 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Company Overview and Organization

diaDexus is a diagnostics company developing and commercializing products that deliver healthcare providers with relevant information to assist in the management of their patients throughout the course of cardiac disease.  Our capabilities include proprietary manufacturing, assay development, FDA regulatory clearances, and marketing and selling products.  These capabilities have enabled our evolution from a single-product business into a multi-product company with growth potential to develop additional products from our portfolio of advanced cardiac biomarkers.

Our commercially-available products consist of the only two FDA-cleared tests to measure Lp-PLA2: The PLAC® Test ELISA Kit (the “PLAC ELISA Test”) first cleared by the FDA in 2003 and The PLAC® Test for Lp-PLA2 Activity (the “PLAC Activity Test) cleared in December 2014.  We pioneered the testing of Lp-PLA2 (lipoprotein-associated phospholipase A2), a cardiovascular risk marker that provides new information, over and above traditional risk factors measured in a lipid panel, and has over a decade of peer-reviewed literature including The New England Journal of Medicine from March 30, 2014.  We sell our diagnostic products to laboratories and promote these products to the laboratories’ sales representatives as well as directly to healthcare providers to support our laboratory partners’ efforts. Physicians order testing for their patients from these laboratories and use the results to aid in assessing patient risk for coronary heart disease.

Our company was initially incorporated in November 1995. In July 2010, we completed a reverse merger with former diaDexus, Inc., which was the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GSK”)) and Incyte Pharmaceuticals, Inc. Upon formation in September 1997, SmithKlineBeecham Corporation granted former diaDexus, Inc. an exclusive license to certain diagnostic intellectual property, including exclusive rights to develop diagnostic assays for Lp-PLA2. In November 2010, in connection with the reverse merger, we changed our name to diaDexus, Inc. Beginning in 2014, we assembled a new team of leaders, each with extensive experience in their respective functions.  This leadership team is responsible for the execution of strategies to evolve from a one-product business built around the first PLAC ELISA Test into a multi-product company with a portfolio of diagnostic products for growth.

The “Company,” “diaDexus,” “we,” “us,” and “our” refers to the business of diaDexus, Inc. (f/k/a VaxGen, Inc.) after the reverse merger between Vaxgen, Inc. and former diaDexus, Inc. on July 28, 2010.

Our Products and Product Candidates

The following table summarizes the indications and regulatory status of our major products:

Products	Indications	Regulatory Status
PLAC® Test ELISA Kit	An aid in predicting risk for coronary heart disease (CHD) and ischemic stroke associated with atherosclerosis	Clearance from FDA first obtained for marketing in the U.S. in July 2003 for CHD and in June 2005 for ischemic stroke. CE mark in Europe. Commercialized in the U.S.

PLAC® Test for Lp-PLA2 Activity	Used in conjunction with clinical evaluation and patient risk assessment as an aid in predicting risk of CHD in patients with no prior history of cardiovascular events,	Clearance from FDA obtained for marketing in the U.S. in December 2014. CE mark in Europe. Commercialized in Europe since March 2012. Launched in the U.S. January 2015.
proADM	Prognosis of heart failure	In development on the ELISA platform and in feasibility studies for alternate platforms for broader commercial potential.
proET-1	Aid in predication of heart failure, specific indication to be determined	n/a
proANP	Aid in predication of heart failure, specific indication to be determined	n/a

The PLAC ELISA test is available nationally through leading clinical reference labs and advanced cardiovascular specialty laboratories.  The launch of the new PLAC Activity Testhas already been validated on a wide range of clinical chemistry analyzers and opens up a new base of lab partners for us.  Each test is covered under the established reimbursement code for Lp-PLA2 tests.

Validation and Clinical Utility

Our PLAC Tests are blood tests that measure Lp-PLA2 mass or activity levels, respectively, delivering valuable information to healthcare providers for the prediction of cardiac disease risk.  We pioneered the testing of Lp-PLA2 (lipoprotein-associated phospholipase A2), a marker of vascular-specific inflammation that provides new information, over and above traditional risk factors. In the REGARDS study, the validation study for FDA clearance of PLAC Activity Test, high PLAC Activity versus low PLAC Activity showed a greater hazard ratio for predicting subsequent coronary heart disease events than nearly all other established cardiovascular risk factors, including LDL and HDL

LDL alone has proven not to be a reliable predictor of CHD, with 50% of cardiovascular events occurring in patients with normal lipid levels.1 2 The PLAC Tests are designed to uncover this hidden risk and is recommended as an addition to a lipid panel for individuals with two or more risk factors for coronary heart disease3.  In a consensus recommendation from the June 2008 supplement of the American Journal of Cardiology, leading cardiologists and neurologists proposed the PLAC ELISA Test should be used as an adjunct to traditional risk factor assessment to identify moderate and high-risk individuals who may actually be at an increased risk for heart attack or stroke. If a PLAC Test is elevated, healthcare providers can advise4, 5:

•	Lifestyle changes, including smoking cessation programs, diabetes and hypertension management
•	Lowering the LDL threshold for considering therapeutic intervention (i.e. individuals with high PLAC would have LDL threshold lowered from 130 to 100 in considering therapeutic intervention)
•	Intensification of lipid-monitoring treatment
•	Annual testing of Lp-PLA2

Sources:

1 Sachdeva A, et al. Am Heart J. 2009.

2 Bowman TS, et al. Stroke. 2003.

3 Davidson M, et al. American Journal of Cardiology, 2008.

4 Davidson, MH, et al.  J Clin Lipidol. 2011.

5 Davidson, MH, et al.  Am J Cardiology. 2008.

PLAC® Test ELISA Kit

The PLAC ELISA Test is the only blood test cleared by the FDA to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. This test was first cleared by the FDA in 2003 and measures the mass of circulating Lp-PLA2 in the blood using an enzyme-linked-immunosorbent serologic assay (“ELISA”).

Our PLAC ELISA Test uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exists at all specialty reference laboratories capable of running an ELISA and advanced cardiovascular specialty labs, which must be certified by the U.S. Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC ELISA Test for their patients from those institutions that are able to perform microplate tests and offer the PLAC ELISA Test. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis.

PLAC® Test for Lp-PLA2 Activity

The PLAC Activity Test, cleared by the FDA in December 2014, is to be used in conjunction with clinical evaluation and patient risk assessment as an aid in predicting risk of CHD in patients with no prior history of cardiovascular events, a population which we believe represents approximately 75% of coronary heart disease patients. This test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers. This clinical chemistry technology is easier to use by a new base of laboratory partners.

In Europe, the PLAC Activity Test CE marking (obtained by self-certification in January 2012) is for use in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease.

Validation and Clinical Utility

An analysis based on REGARDS, a U.S.-based National Institutes of Health (“NIH")-funded longitudinal study, using a cohort of approximately 4,500 individuals with no prior history of cardiovascular events, demonstrated that elevated Lp-PLA2 Activity levels are associated with a significant increase for risk of CHD in patients with no history of cardiovascular events. Key findings from this validation study used for FDA clearance include:

•	The absolute risk of CHD events was higher in the high PLAC group, as measured by a score of greater than or equal to the 225 nmol/min/mL cut-point
•	The absolute risk of CHD events of two groups separated early and was consistently different after one year of follow up and all subsequent pre-specified time points
•	Results were statistically significant within each gender and race analyzed independently

Background on Lp-PLA2 Levels and Risk for Heart Attack and Stroke

Over 16 million Americans are at moderate risk for a first atherosclerotic cardiovascular disease event over the next ten years1. CHD is a narrowing of the arteries that supply blood and oxygen to the heart, most frequently as a result of atherosclerosis, which occurs when fatty material or other substances build up to form plaque on the walls of the arteries. A heart attack can result if the blood to a section of the heart becomes blocked or reduced as a result of the atherosclerosis. Similarly, ischemic stroke, the most common form of stroke, is often associated with atherosclerosis, when a blood clot forms at the buildup of fatty material or other substances in vessels in the brain or when a blood clot from another part of the body dislodges and then blocks a narrower vessel in the brain. In either case, if blood flow is not restored quickly, that portion of the heart or brain will become damaged from lack of oxygen and the cells begin to die.

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

•

In August 2014, Dr. Lars Wallentin and colleagues reported at the European Society of Cardiology meeting the results of the Stabilization of Atherosclerotic Plaque by Initiation of Darapladib Therapy (STABILITY) trial.  This study included a population with prior MI (> 1 month), prior coronary revascularization and multi-vessel coronary artery disease treated with darapladib or placebo. The study concluded that Lp-PLA2 was a consistent and independent risk marker for cardiovascular events on both arms of the study, even against a background of an optimally treated high risk population.

Source:

1 2013 ACC/AHA Guideline on the Assessment of Cardiovascular Risk

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

Pipeline

In 2014, we expanded our pipeline of proprietary biomarkers through a licensing agreement with Brahms Thermo Fisher Scientific.  The new biomarkers in our pipeline are, proADM, proET-1 and proANP, each one has the potential to give distinct, additive information for healthcare providers over currently available markers for the treatment of heart failure.

As cardiac disease progresses, some patients suffer heart failure. Serial testing and routine monitoring with additional heart failure biomarkers may allow healthcare providers to manage patients in both acute and chronic settings, predicting and potentially avoiding further acute episodes and costly hospitalizations.

proADM

Our leading heart failure biomarker candidate, proADM (midregional pro adrenomedullin), entered development on the ELISA platform, which is the fastest and established path to FDA regulatory clearance for novel heart failure biomarkers.

The proADM biomarker has an extensive body of published clinical evidence supporting this biomarker’s utility as it provides additive information to healthcare providers above and beyond what BNP (B-type natriuretic peptide) and NT-proBNP (N-terminal pro b-type natriuretic peptide) provide for prognostic purposes .  In the largest acute heart failure biomarker study to date1, proADM showed the best net improvement in predicting 30-day mortality for patients. In another study2, serial, repeat testing using proADM added further predictive value in managing acute heart failure patients.

Sources:

1. Multinational Observational Cohort on Acute Heart Failure (MOCA), Lassus, Intl J Cardiology, 2013

2. Biomarkers in Acute Heart Failure (BACH), Maisel, JACC, 2011

Service Business for Pharmaceutical Companies

We believe that our portfolio of advanced cardiac biomarkers offers pharmaceutical companies additional information for the clinical development of novel therapeutics.  We have a history of executing large-scale clinical development services agreements, most recently with GSK under a $5.0 million agreement for services we provided during 2014.  We are looking to partner with pharmaceutical companies that are developing therapies for indications where cardiovascular risk information would provide valuable insights.  This information can be used by pharmaceutical companies in targeting the appropriate patient population and understanding the potential long-term side effects for their therapeutics.  Our biomarkers have demonstrated clinical relevance across the spectrum of the course of cardiac disease and we are actively pursuing partnerships with pharmaceutical companies interested in paring our biomarkers with their therapeutics as part of their clinical development programs.

Marketing and Distribution

The Market Opportunity

Half of all heart attacks and strokes occur in people with normal LDL and HDL levels, indicating cholesterol testing as part of a lipid panel is not enough to predict risk1, 2.  Over 16 million Americans are at moderate risk for a first atherosclerotic cardiovascular disease event over the next ten years3.

As cardiac disease progresses, some patients develop heart failure, which impacts nearly 6 million Americans and is the leading cause of hospitalization among individuals over 65 years of age3.  Monitoring heart failure biomarkers over time can provide complementary information for healthcare providers managing these patients in a chronic setting, to avoid costly acute hospitalization episodes and further disease progression.

In 2008, a consensus panel of investigators recommended how to use Lp-PLA2 (measured by the PLAC ELISA Test) along with guideline-endorsed CVD risk assessment to better stratify individuals who might be at greater CVD risk than suggested by traditional risk factors and who therefore might benefit from more aggressive management strategies. The consensus panel endorsed the use of Lp-PLA2 for the assessment of CHD events and stroke risk in intermediate- or moderate-risk populations, and specifically recommended testing in the following patients:

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

Sources:

1 Sachdeva A, et al. Am Heart J. 2009.

2 Bowman TS, et al. Stroke. 2003.

3 2013 ACC/AHA Guideline on the Assessment of Cardiovascular Risk

Distribution

In the U.S., we market and sell both of our tests to approximately 35 national and regional clinical reference laboratories.  Our fastest growing labs are specialty labs capable of running an ELISA test, and our customer concentration is highest in the cardiovascular specialty laboratories, which represent the substantial majority of the demand for the test. Our tests are ultimately ordered by physicians who obtain test results from clinical reference laboratories. We and our participating laboratory partners often conduct physician education and awareness programs about Lp-PLA2 and about our tests. We also provide field application specialists to support the start-up of new laboratory customers and respond to our partners’ technical questions.

Our top five U.S. laboratory partners for the fiscal year ended December 31, 2014 accounted for 77% of our revenue compared to 78% for the fiscal year ended December 31, 2013. To diversify our customer concentration, we have recently added several new lab partners, primarily specialty labs capable of running an ELISA test. Our primary focus is on commercializing our PLAC Tests in the United States, in particular, in expanding our revenue across a broader array of laboratories.  Sales in ex-U.S. territories, primarily in Europe through distributors, represented 2.2% and 1.4% for 2013 and 2014 respectively, and we believe that our resources are better committed to our U.S. efforts.

We are commercializing our tests through contracting and enabling hospital and physician office laboratory partners.  We intend to use these tests to partner with a broader set of laboratory partners in an effort to expand use of this new test.  We are promoting our tests with our laboratory partners’ sales representatives, as well as directly with healthcare providers with a particular focus on the highest lipid test-ordering physicians to identify demand tests.

For both tests, we are utilizing a multi-faceted, education-based strategy and a suite of materials to provide laboratory customer and physicians information on the benefits of using PLAC testing for patient risk assessment with medical education based upon the clinical data included in the 510(k) regulatory submission.  We have a new online educational web portal offering healthcare providers a suite of educational materials on our PLAC tests, including clinical data, clinicians’ perspectives, and a bi-directional interface with diaDexus’ Medical Affairs Department.

Customers

In all territories we and our distributors’ sales and marketing efforts typically target healthcare providers who are delivering primary care to their patients, predominantly primary care physicians. These physicians are generally aware that half of all heart attacks occur in individuals with normal levels of LDL-cholesterol and use diagnostic products, like the PLAC Tests, to help uncover the hidden risks of CHD.

Manufacturing and Sources of Supply

We currently depend on two third-party manufacturers to assemble the PLAC ELISA Test. We manufacture certain raw materials in-house that are used by these manufacturers in the production of the PLAC ELISA Test. We manufacture the PLAC Activity Test on site in South San Francisco, California. We also depend on other key vendors and suppliers of materials, some of which are sole source or for whom an alternative could be difficult to find.

Intellectual Property and Licenses

We actively seek patent protection in the U.S. and other jurisdictions to protect technology, inventions, and improvements to inventions with commercial importance or strategic value to our business.

As of December 31, 2014, we own or have a license to 18 patents and 30 pending patent applications worldwide that relate to Lp-PLA2 with patent expirations ranging from 2015 to 2034, if all claims are issued.

We have exclusive licenses from SmithKlineBeecham Corp. (now GlaxoSmithKline) and a co-exclusive license from ICOS Corporation (“ICOS”) (acquired by Eli Lilly and Company) to practice and commercialize technology covered by several issued and pending U.S. patents and their foreign counterparts. The licenses from GlaxoSmithKline and ICOS include exclusive rights to develop diagnostic assays for Lp-PLA2. Some of these licensed patents covering composition of matter and cardiovascular diagnostic claims have expiration dates that range from 2015 to 2016.

We intend to seek further intellectual property protection on Lp-PLA2 technologies, both for new indications and for use in combination with other markers.

Under the Brahms Thermo Fisher Scientific license, we have license rights to a family of patents and patent applications relating to proADM, proET-1, and proANP. These cover 21 patent families, including 6 issued U.S. patents and 15 pending applications in the U.S. and their foreign counterparts. The licensed intellectual properties cover the assays, methods of use, and specific disease indications relating to the markers, with patent expiries ranging from 2024 through 2029, if all claims are issued.

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

Our current exclusive and co-exclusive licenses and patents, the PLAC assays for Lp-PLA2  are optimized using proprietary protocols to manufacture and purify proteins used exclusively in the portfolio. We believe these protocols, along with the use of a highly characterized, recombinant protein would make it difficult for a competing company to commercialize an Lp-PLA2 test thru 2015 without our agreement.

Future Competition

It may be possible for existing customer laboratories to commercialize a diagnostic test service once our patents covering composition of matter and cardiovascular diagnostic claims of our PLAC Tests expires. These laboratories could develop a laboratory developed test (LDT) and could show that they measure the same analyses as our PLAC Tests. However, demonstrating analytical equivalence will be difficult since these laboratories do not have access to our proprietary monoclonal antibodies, recombinant protein, reagent composition and assay expertise.  They may require access to archived cohorts, which we believe will be difficult to obtain to show clinical utility.  In addition, laboratory developed tests can only be run in the laboratory in which they were developed. We believe the FDA clearance for our PLAC ELISA Test and PLAC Activity Test which gives us the ability to sell to all laboratories could provide, along with being first-to-market, a distinct competitive advantage over future LDT competitors for Lp-PLA2 testing.

Research and Development

We incurred approximately $6.3 million and $4.7 million of research and development expenses during the years ended December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013 these expenses were, 19% and 18% respectively of our total operating expenses. In 2014, we analyzed archival samples from a clinical cohort for clinical validation of the PLAC Activity Test and we continued to work on extending the shelf life of the PLAC ELISA Test.  We began feasibility studies for ELISA assays for each of our three biomarkers for heart failure for research use only purposes for pharmaceutical partners and to support our planned 510(k) submission to the U.S. FDA.

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

In June 2011, we submitted a premarket notification to the FDA seeking clearance under section 510(k) of the Food, Drug and Cosmetic Act (“FDCA”) to market our PLAC Activity Test. In October 2011, we elected to withdraw the application following discussions with the FDA. We continued to have discussions with the FDA regarding a new application for the PLAC Activity Test with data from archival blood samples of a large clinical trial. In September 2013, we had a pre-submission meeting with the FDA, as a result of which we advanced our clinical program to support the submission of the PLAC Activity Test to the FDA. In December 2014, we received 510(k) FDA clearance for the commercialization of the PLAC Activity Test.

Between July and October 2014, the FDA released 3 drafts Guidance Documents.-Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs), Benefit-Risk Factors to Consider When Determining Substantial Equivalence in Premarket Notifications [510(k)] with Different Technological Characteristics, and The 510(k) Program: Evaluating Substantial Equivalence in Premarket Notifications. While none of these three drafts have been finalized, we believe they are an indication of the future direction of FDA enforcement and are reviewing them to determine the potential financial impact, if any, on our business.

Reimbursement

Our largest customers are cardiovascular specialty laboratories in the U.S. Payment for testing to these customers is largely based on third-party payer reimbursement, whereby the laboratory that performs the test will submit an invoice to the patient’s insurance provider or to the patient if he is not covered by an insurance program. Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology (“CPT”) code by the American Medical Association. Each CPT code is then assigned a reimbursement level by the Centers for Medicare and Medicaid Services (“CMS”), formerly the US Health Care Financing Administration. Third party insurance payers typically establish a specific fee to be paid for each code submitted. Third party payer reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS. To the extent that third-party insurers cover our PLAC Test, our customers running our test are reimbursed provided that the clinician’s order contains covered diagnostic codes. Our PLAC Tests have a common Lp-PLA2 CPT code and the reimbursement rate was $46.31 by CMS in 2014 and was $46.66 in 2013, before any sequester. This reimbursement code can only be used for one of the two tests on each patient.  We anticipate that there will be further decrease in the reimbursement price from CMS in future years. As a result of this decrease, we may experience pressure on our average selling price to our US customer laboratories that run our PLAC Tests.

In April 2014, the Protecting Access to Medicare Act of 2014 (PAMA) includes the most extensive reform of the Medicare Clinical Laboratory Fee Schedule (CLFS) since it was established in 1984. Section 216 of PAMA creates a new Section 1834A of the Social Security Act, which contains many of the CLFS reforms. Starting January 1, 2017, most rates on the CLFS will be derived from the private payer rates for laboratory services. The impact of these new rates is not yet determinable but may have an impact of reducing reported revenues starting in 2017.

Employees

As of December 31, 2014, we had a total of 41 full-time employees, including 14 full-time employees in sales. As of December 31, 2013, we had a total of 67 full-time employees including 12 full-time employees in sales. The reduction in total employees was due to a restructuring of the company in October thru December 2014.  None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

Liquidity

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of December 31, 2014, we had an accumulated deficit of $208.4 million, working capital of $14.0 million and stockholders’ equity of $0.8 million.

We may require additional funds to up list our Common Stock from the OTC Bulletin Board to NASDAQ and commercialize our products and develop new products .Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us and we may need to implement additional cost cutting actions. The consent of Oxford Finance LLC will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding. We believe we currently have sufficient capital to fund our operations for at least 12 months.

In August 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan and Security Agreement and the amount of the loan balance, plus accrued and unpaid interest, and final payment, and the prepayment fee, and other obligations due the lender would be come immediately payable. We believe we currently have sufficient capital to fund our operations for at least 12 months.

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

You should carefully consider and evaluate all of the information included and incorporated by reference in this Annual Report, including the risk factors listed below. Any of these risks, as well as other risks and uncertainties that we have not identified, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business. Bear these risk factors in mind when you read forward-looking statements contained in this Annual Report and the documents incorporated by reference in this Annual Report. These statements relate to our expectations about future events and time periods. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity”, or statements that describe our future plans, regulatory status, strategies, intentions, expectations, objectives, goals and prospects. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

Risks Relating to Our Business Operations

While we have obtained FDA clearance of our 510(k) application for our PLAC Activity Test (“PLAC Activity”), we may not be able to successfully commercialize the PLAC Activity Test in the US.

We obtained FDA clearance to commercialize our PLAC Activity Test in the US in December 2014. However, we may not have the resources and ability to successfully generate significant sales revenue from the PLAC Activity Test. We will require significant resources to effectively market and sell our PLAC Activity Test.  Failure to execute our strategy to commercialize the PLAC Activity Test may have a material adverse effect on our business, operating results, cash flows and financial condition.

Our future success depends on our ability to effectively recruit and retain our senior management and other key employees and attract, retain and motivate qualified personnel.

We depend on the efforts and abilities of our senior management, our research and development staff and a number of other key management, sales, support, technical and administrative services personnel. In particular, we rely on the experience of our senior management, who have specific knowledge of our business and industry that is difficult to replace. If we are unable to attract and retain highly-qualified senior management our business may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. We have experienced significant turnover as we reconstitute our management team.  For example, as previously announced, our current Chief Executive Officer retired from diaDexus in December 2014 and our Chief Financial Officer and Chief Business Officer both resigned from the company in September 2014. Our Chairman of the Board is serving as the Interim Chief Executive Officer and we are actively recruiting for a Chief Commercial Officer. Any failure to effectively manage the business and operations of the Company through these transitions or retain new executives and other members of our senior management team could be disruptive to our business operations and have an adverse effect on the execution of our business and commercial strategies, as well as our potential to raise capital.

Competition for experienced, high-quality personnel exists, particularly in the San Francisco Bay Area, and we cannot assure you that we can continue to recruit and retain such personnel. Our failure to hire, train and retain qualified personnel would impair our ability to develop new products and manage our business effectively.

We are an early stage company and have engaged in only limited sales and marketing activities for our two products, the PLAC Tests ELISA Kit (“PLAC ELISA”) and PLAC Activity.

Our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits. As is the case with all novel biomarkers, we must establish a market for both of our products and build that market through physician education and awareness programs. Publication in peer review journals of results from outcome studies using our products will be an important consideration in the adoption by physicians and in the coverage by insurers. Our ability to successfully commercialize both of our products and other diagnostic products and services will depend on many factors, including:

•	whether healthcare providers believe our PLAC ELISA and PLAC Activity and any other diagnostic tests and services that we successfully develop provide sufficient incremental clinical utility;
•	whether we are able to demonstrate that management of individuals based on their Lp-PLA2 levels improves clinical outcomes in clinical studies; and
•	whether health insurers, government health programs and other third-party payers will cover and pay for our diagnostic tests and the amounts they will reimburse.

These and other factors may present obstacles to commercial acceptance of our products, and we may need to devote substantial time and money to surmount these obstacles, and the result might not be successful.

Our sales of our PLAC ELISA products are characterized by a high degree of customer concentration. The loss of one or more of these customers or a decline in revenue from one or more of our key customers could have a material adverse effect on our business, financial condition, and results of operations.

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top five customers accounted for 76% and 74% of our accounts receivable as of December 31, 2014 and December 31, 2013, respectively, and 77% and 78 % of our total revenues for the twelve months ended December 31, 2014 and 2013 respectively. Our dependence on, and the identity of, our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. We are attempting to expand our customer base but in the near term we expect to continue to have customer concentration in fewer than 10 larger customers.  Even if our customer expansion efforts are successful, it is likely that our revenues and profitability will continue to be dependent on a very limited number of customers, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers exert greater influence over our product pricing, which led to a decline in average sales price in past quarters. Such downward pressure on our pricing may continue.

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

We rely on two manufacturers to supply materials for our PLAC ELISA and a limited number of vendors and suppliers to obtain materials for our PLAC Activity in the manufacture of our products. If these manufacturers are unable to deliver our products or these vendors and suppliers are unable to deliver our materials in a timely manner, or at all, we may be unable to meet demand, which would have a material adverse effect on our business.

We have qualified two, third-party manufacturers for our PLAC ELISA, and we intend to order regularly from both of these manufacturers in the future. We rely on our third-party manufacturers to maintain their manufacturing facility in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business. In addition, increases in the prices we pay our manufacturer, or lapses in quality, such as failure to meet our specifications or the requirements of the Quality System Regulations (“QSR”) and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace the existing manufacturers may be difficult, because the number of potential manufacturers is limited.

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

We manufacture PLAC Activity on-site in South San Francisco, California and we could experience supplier, process, quality control and shipping problems due to the early stage of manufacturing.

We have been manufacturing PLAC Activity in-house since January 2012. We are dependent on the expertise of our personnel for ensuring the production and quality of this product. We could observe performance deviations that have not been apparent during development, including performance and stability of PLAC Activity. The discovery of such performance deviations or of any manufacturing problems may adversely affect our sales in Europe and the US. We are also dependent upon a limited number of suppliers.  In the event we are reliant upon a sole supplier, we attempt to identify qualified back up suppliers, but cannot be assured they will be available to us.

We are currently assessing a third-party manufacturer for PLAC Activity and our inability to identify such a manufacturer may have a material adverse effect on the supply of our product.

If third-party payers do not reimburse our customers for the use of our clinical diagnostic products or if they reduce reimbursement levels, our ability to sell our products could be harmed.

We sell our products primarily through distributors and to laboratory customers, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payers, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Accordingly, third-party payers are increasingly challenging the prices charged for diagnostic tests. Most of these third-party payers may deny coverage and reimbursement if they determine that a product was not medically necessary or not used in accordance with cost-effective treatment methods, or was used for an unapproved indication.

In the US, third-party payers generally require billing codes on claims for reimbursement that describe the services provided. For laboratory services, the American Medical Association (“AMA”) establishes most of the billing codes using Current Procedural Terminology (“CPT”) codes. Each third-party payer generally develops payment amounts and coverage policies for their beneficiaries or members that ties to the CPT code established for the laboratory test and, therefore, coverage and reimbursement may differ by payer even if the same billing code is reported for claims filing purposes. For laboratory tests without a specific billing code, payers often review claims on a claim-by-claim basis and there are increased uncertainties as to coverage and eligibility for reimbursement.

Currently, the tests performed by our assays are described by existing CPT codes, but we cannot guarantee that the CPT codes will not be revised or that new CPT codes will not be established for these or future assays. If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline. Lower-than-expected, or decreases in, reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the willingness of physicians and other practitioners to purchase our products at prices we target, or at all. If we are unable to sell our products at target prices, our revenues and gross margins will suffer and our business could be materially harmed

On April 1, 2014 the Protecting Access to Medicare Act of 2014 (PAMA) was signed into law. It includes the most extensive reform of the Medicare Clinical Fee Schedule (CLFS) since it was established in 1984. Section 216 of PAMA creates a new Section 1834A of the Social Security Act which contains many of the CLFS reforms. Starting on January 1, 2017, most rates on the CLFS will be derived from private payer rates for laboratory services. It is not clear how these changes in rates will impact the Company. However, reduced rates could materially impact the company’s future revenues.

Our business, in particular the growth of our business, is dependent on our ability to successfully develop and commercialize novel diagnostic products and services based on biomarkers. If we fail to develop and commercialize or enter into collaborations for new diagnostic products, we may be unable to execute our business plan.

As an example, in March 2014, we entered into an exclusive licensing and supply agreement with Brahms Thermo Fisher Scientific to develop and commercialize three independent biomarkers to aid in risk prediction and prognosis for heart failure. In the event we fail to meet certain diligence requirements under the license, our exclusive right for these products will be lost, which may have an adverse effect on our product pipeline and sales.

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

Many national, regional, and local laws and regulations, including the recently enacted healthcare reform legislation, have not been fully implemented by the regulatory authorities or adjudicated by the courts, and these provisions are open to a variety of interpretations. In the ordinary course of business, we must frequently make judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to various sanctions, including substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. Such sanctions could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business. In addition, in January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program. The FDA issued its recommendations and proposed action items in response to concerns from both within and outside of the FDA about the 510(k) program. The FDA is in the process of issuing guidance on the specific modifications or clarifications that the FDA intends to make to its guidance, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process, the FDA’s announced action items signal that additional regulatory requirements are likely. The FDA intends to issue a variety of draft guidance and regulations which, when fully implemented, could impose additional regulatory requirements upon us, which could delay our ability to obtain new clearances, increase the cost of compliance, or restrict our ability to maintain our current 510(k) clearances. In July 2014, the FDA issued  the “Benefit-Risk Factors to Consider When Determining Substantial Equivalence in Premarket Notifications [510(k)] with Different Technology Characteristics” This draft guidance is intended to improve predictability, consistency, and transparency of the 510(k) premarket review process.

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

The full impact on our business of the PPACA and other government spending limitations resulting from broader cutbacks in government spending or reimbursement is uncertain. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for and price levels of our products.

In April 2014, the President signed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule.  Under PAMA, Medicare payment rates for tests will be equal to the volume-weighted median of the private payer payment rates for a test. The payment rates calculated under PAMA will be effective starting January 1, 2017, and will be reviewed every three years, based on private payer payment rates and volumes for their tests.  We believe that, starting in 2017 and over time, our customers could see decreased reimbursement from Medicare for running our PLAC Tests which may impact the price at which we sell them our kits and negatively impact our revenue growth.

In June 2014, the Office of the Inspector General, (“OIG”) issued a Special Fraud Alert and issued additional clarifying guidelines and advisory opinions addressing the general subject of remuneration offered and paid by laboratories to referring physicians. At the present time, we cannot predict the responses by our customers to the OIG’s focus on the practices identified in the anti-fraud alerts.

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

•

federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

Risks Relating to Liquidity and Additional Capital

Our current debt financing contains restrictions that limit our flexibility in operating our business, and our lender may accelerate repayment of amounts outstanding under certain circumstances.

In September 2014, we entered into a Loan and Security Agreement with Oxford Finance LLC (the “Loan and Security Agreement”). The Loan and Security Agreement contains a number of affirmative and restrictive covenants. These covenants limit our ability to, among other things:

•	Dispose of property;
•	Merge, consolidate or acquire another entity;
•	Incur additional indebtedness;
•	Enter into transactions with affiliates;
•	Pay dividends or make other distributions or payments on our capital stock.

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

We may require additional funds to uplist our Common Stock from the OTC Bulletin Board to NASDAQ and to broadly commercialize our products, develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us. The consent of Oxford Finance LLC will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

We are an early stage company with a history of losses, we expect to incur losses for at least the next few years, and we may never achieve profitability.

We have incurred substantial net losses since our inception. Our accumulated deficit was $ 208.4 million at December 31, 2014. For the twelve months ended December 31, 2014 and 2013, we incurred net losses of $(8.5) million and $(2.2) million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Moreover, we are solely dependent on our two PLAC tests for revenues. We expect that the PLAC tests will account for a substantial portion of our revenue for the foreseeable future. We do not know if both of our PLAC Tests will be accepted broadly by the market over the long-term and it is possible that the demand for the product may decline over time, and any quarter or other period of profitability may not be sustainable without continued growth in sales of both of our products. Even with our 510(k) FDA clearance, we may never be able to successfully commercialize PLAC Activity in the US. Any decline in demand or failure of our PLAC tests to penetrate current or new markets significantly could have a material adverse effect on our business, financial condition, and results of operations. Moreover, the sale of PLAC tests may not continue to stabilize or grow at the historical rates that we have experienced in the recent past, and any reduction in demand from one or more of our major customers would have a significant impact on our ability to achieve and maintain profitability.

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

Our success depends, in large part, on our ability to protect proprietary discoveries, technology, brands, creative works, and diagnostic tests under the patent and other intellectual property laws of the US and other countries, so that we can seek to prevent others from unlawfully using our proprietary inventions and information. We hold issued patents in the US covering PLAC ELISA, the last of which expires in June 2015.We are reviewing potential patent applications to extend the effective life of these patents, but there can be no assurances that these patent applications will be issued or that any issued patents will maintain a competitive advantage for our PLAC ELISA products.

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

We have an exclusive license from GlaxoSmithKline (formerly SmithKlineBeecham plc) and a co-exclusive license from ICOS Corporation (“ICOS”), subsequently acquired by Eli Lilly and Company, to practice and commercialize technology covered by several issued and pending US patents and their foreign counterparts. Some of these licensed patents covering composition of matter and cardiovascular diagnostic claims have different expiration dates from 2015 through 2016, which may limit our ability to generate future revenue from products claimed under those exclusive and co-exclusive licenses. While we have a family of issued patents and pending applications directed to the measurement of Lp-PLA2 activity in the presence of an inhibitor of Lp-PLA2 activity has expiration date ranging from 2025 to 2026. There can be no assurance that those patent applications will be issued or that any issued patents will maintain a competitive advantage for our Lp-PLA2 products.

Several of our agreements with each of GlaxoSmithKline and ICOS provide licenses to use intellectual property that is important to our business, and we may enter into additional agreements in the future with GlaxoSmithKline or with other third parties that change licenses to valuable technology. Current licenses impose, and future licenses may impose, various commercialization, milestones and other obligations on us, including the obligation to terminate our use of patented subject matter under certain circumstances. If a licensor becomes entitled to, and exercises, termination rights under a license, we could lose valuable rights and our ability to develop our current and future products. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.

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

Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded “over the counter” typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Stock Market, due to the fact that OTC trading volumes are generally significantly lower than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price, particularly where the trading price of the stock price is relatively low. The trading price of our common stock has been and is likely to continue to be extremely volatile. Some of the many factors that may cause the market price of our common stock to fluctuate include, in no particular order:

•	Actions taken by regulatory authorities with respect to our products;
•	The progress and results of our product development efforts or those of our competitors;
•	Significant changes to our executive team or other members of senior management;
•	The outcome of legal actions to which we may become a party;
•	Our ability to launch and commercialize the products, if any, that we are able to develop;
•	Changes in our strategy and competitive positioning;

•	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; and
•	Restatements of our financial results and/or material weaknesses in our internal controls.

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

Our business and operations could be negatively affected as a result of actions of activist shareholders.

Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors through various corporate actions, including Board nominations and proxy contests. We may become subject to one or more campaigns by shareholders who desire to increase stockholder value in the short term. If we become engaged in a proxy contest with an activist stockholder in the future, our business and operations could be adversely affected as responding to such contests or other activist stockholder actions would be costly and time-consuming, and we would expect that such actions would disrupt our operations and divert the attention of management and our employees from executing our strategic plans and product launch. In addition, if individuals are elected to our Board with a specific agenda or without relevant experience or expertise, it may adversely affect the ability of the Board to function effectively as well as our ability to effectively and timely implement our strategic plans, which are focused on long-term shareholder value. Any perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of our Board may lead to the perception of a change in the direction of our business and instability or lack of continuity with respect to our products which may cause concerns for our customers or be exploited by our competitors.  As a result, we could experience significant volatility and a decline of our stock price, the loss of potential business opportunities and difficulties in attracting and retaining qualified personnel and customers.

Our charter documents and Delaware law may discourage an acquisition of our Company.

Provisions of our certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. For example, we may issue shares of preferred stock in the future without stockholder approval and upon such terms as our Board of Directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from acquiring, a majority of our outstanding stock. Our bylaws also provide that special stockholder meetings may be called only by our Board of Directors, Chairperson of the Board of Directors, or by our Chief Executive Officer, with the result that any third-party takeover not supported by the Board of Directors could be subject to significant delays and difficulties.

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

	Common Stock
	2014		2013
	High	Low	High	Low
First Quarter	$1.18	$0.88	$0.69	$0.34
Second Quarter	1.00	0.63	0.88	0.54
Third Quarter	0.76	0.44	1.95	0.72
Fourth Quarter	$0.57	$0.28	$2.23	$0.64

On March 6, 2015, the last reported sales price of our common stock on the OTCQB was $0.40 per share.

Holders

There were approximately 266 holders of record of our common stock as of March 6, 2015.

Repurchases and Dividends

Issuer purchases of equity securities during the year ended December 31, 2014:

(in thousands, except shares and per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs
November 10, 2014	475,954	$0.40	—	—
December 31, 2014	475,954	$0.40	—	$—

In November 2014, we issued 203,981 shares of common stock pursuant to a cashless exercise of 679,935 options with an exercise price of $0.28. There were no other repurchases of our equity securities during the year ended December 31, 2014. We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future. Under the terms of a loan agreement with a lender, we are restricted from declaring a dividend without the bank’s consent.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements and related Notes included in PART II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2014.

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

We entered into a Loan and Security Agreement with Comerica Bank in September 2011, which was amended in September 2012 and again in October 2013.This loan was terminated in August, 2014 and a new Loan and Security Agreement was established with Oxford Finance LLC. The new Loan and Security Agreement contained certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and security interests in our assets. We cannot assure you that we will be able to raise any such additional funding in a timely manner if we require funds.

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

Revenue Recognition

We generate revenues from product sales, royalties earned, license fees and service contract arrangements. Revenues are recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and title has transferred, transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable; and (iv)collectability is reasonably assured. Service revenue is recognized as the contractually obligated services are performed, provided that the fee is fixed and determinable and collectability is reasonable assured.

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

Our revenues are derived to a large extent from sales to a limited number of distributors and large laboratory customers which account for a significant portion of our revenue. The concentration of our key customers may vary from period to period for a variety of reasons, including competition, developments related to our products, and changes in individual customers’ purchases of our products. The concentration of revenue from our top five customers was 77% and 78% for the years ended December 31, 2014 and 2013, respectively.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Years Ended December 31,
	2014	2013
United States	$26,043	$24,316
Europe	302	330
Rest of the world	78	238
	$26,423	$24,884

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

Income Taxes

Effective January 1, 2009, we adopted ASC 740-10, Accounting for Income Taxes. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The interpretation applies to all tax positions accounted for and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, de-recognition and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. See Note 16 to the financial statements for more information regarding our income tax policies.

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

We file income tax returns in the US federal jurisdiction and several state jurisdictions. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdictions. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of December 31, 2014, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We have generated net losses since inception and accordingly did not record a provision for income taxes. The deferred tax assets were primarily comprised of federal and state tax net operating loss (“NOL”) carry forwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. If necessary, the deferred tax assets will be reduced by any carry forwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code, a change of control, as defined in the Internal Revenue Code, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carry forwards, and other tax attributes, that can be used to reduce future tax liabilities. As a result of our reverse merger, certain of the Company’s tax attributes related to former diaDexus, Inc. prior to the reverse merger are subject to an annual limitation of $240,000 for federal and state purposes.

Results of Operations

Results of Operations for the Years Ended December 31, 2014 and 2013

Revenues

	Years Ended December 31,		% Increase (Decrease)
	2014	2013	2013 to 2014
	(in thousands)
Revenues:
Product sales revenue	$21,204	$24,548	(14)%
Service revenue	4,994	13	38,315%
Royalty revenue	—	18	(100)%
License revenue	225	305	(26)%
Total net revenues	$26,423	$24,884	6%

Revenues are generated from licensing fees, royalties earned, product sales, and laboratory service contract arrangements. The accounting classification of our product revenue as either royalties or product sales relates to the sales channels used, and as such, we believe that operating performance is most effectively evaluated by examining total net revenues. Service revenues relates to laboratory services under an agreement with GlaxoSmithKline.

Revenues for the year ended December 31, 2014 were $26.4 million, an increase of approximately $1.5 million, or 6% compared with the year ended December 31, 2013. This increase primarily reflects increased revenues for services of $5.0 million for the year, offset by $3.3 million reduction in Product sales due to decreased demand for our PLAC ELISA product.

Our top five customers accounted for 77% and 78% of our net revenues for the years ended December 31, 2014 and 2013, respectively. Because of this customer concentration and the timing of orders from these customers, our quarterly and annual revenues may fluctuate materially. We expect quarterly revenues to fluctuate more due to the high customer concentration. In December 2014, we received FDA 510(k) approval for commercialization of our PLAC Activity Test in the US.

Product and Service Costs of Revenue

	Years Ended December 31,		% Increase
	2014	2013	2013 to 2014
	(in thousands)
Product and license costs	$6,764	$7,222	(6)%
Service costs	598	—	100%
Total costs of revenue	$7,362	$7,222	2%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Total costs of revenue for the year ended December 31, 2014 were $7.4 million, an increase of $0.1 million, or 2% compared to the year ended December 31, 2013. This increase primarily reflects an increase of $0.6 million in laboratory-services related activities, offset by a $0.3 million reduction on product costs due to reduced PLAC ELISA volume of $0.1 million, reduced recruiting costs in our Quality and manufacturing operations of $0.1million and reduced excise tax on reduced sales volume of $0.1 million. Service Costs include our expenditures such as personnel and temporary support staff performing service functions and laboratory supplies consumed in the performance of required laboratory procedures. Service costs in 2014 increased $0.6 million over 2013 as there was no service related activity in 2013.

Sales and Marketing Expenses

	Years Ended December 31,		% Increase
	2014	2013	2013 to 2014
	(in thousands)
Sales and marketing	$10,084	$7,482	35%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses for the year ended December 31, 2014 were $10.1 million, an increase of $2.6 million, or 35% compared to the year ended December 31, 2013. This increase primarily reflects an increase of $1.3 million due to an expansion of our sales and marketing personnel, $0.6 million in development of marketing materials and physician education programs, $0.5 million increase in outside consultants, $0.3 million in restructuring costs, $0.1 million increase in allocated facility charges, and $0.1 million in increased travel and entertainment expenses related to the increased headcount in the sales and marketing departments.

Research and Development Expenses

	Years Ended December 31,		% Increase
	2014	2013	2013 to 2014
	(in thousands)
Research and development	$6,347	$4,709	35%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses for the year ended December 31, 2014 were $6.3 million, an increase of $1.6 million, or 35% compared to the year ended December 31, 2013. This increase primarily reflects a $1.8 million increase in expenses related to the development of our product pipeline which includes an initial payment to obtain an exclusive license from B.R.A.H.M.S GmbH (“BRAHMS”) related to certain heart failure biomarkers, a $0.2 million increase in restructuring costs, offset by a $0.2 million reduction in personnel related expenses, and a $0.1 million reduction in depreciation of laboratory related equipment. The increase of $1.8 million in BRAHMS related expenses includes an initial payment to obtain an exclusive license from BRAHMS related to certain heart failure biomarkers.

In March 2014, the Company entered into an agreement to license the rights to develop and commercialize three independent biomarkers to aid in risk prediction and prognosis for heart failure. They are: MR-proADM (midregional pro adrenomedullin), MR-proANP (midregional pro atrial natruiuretic peptide), and CT-proET1(C-terminal pro endothelin-1). The Company plans to develop three individual diagnostics tests, one per biomarker, which address different stages of heart failure from diagnosis to survival. The Company commenced feasibility studies on all three biomarkers as of December 31, 2014.

General and Administrative Expenses

	Years Ended December 31,		% Increase
	2014	2013	2013 to 2014
	(in thousands)
General and administrative	$9,613	$7,486	28%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses for the year ended December 31, 2014 were $9.6 million, an increase of $2.1 million, or 28%, compared to the year ended December 31, 2013. This increase primarily reflects an increase in restructuring costs of $0.7 million including costs associated with the departure of management personnel, an increase of $0.4 million related to increased legal, patent, and recruiting fees, and an increase in stock-based compensation expense of $0.3 million.

Interest Income, Interest Expense and Other Income (Expense), Net

	Years Ended December 31,		% Increase (Decrease)
	2014	2013	2013 to 2014
	(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$3	$4	(25)%
Interest expense	(1,560)	(488)	220%
Other income (expense), net	87	340	(74)%
Total net interest and other income (expense)	$(1,470)	$(144)	921%

Interest income is derived from cash balances, and cash equivalents. Interest expense is based on outstanding debt obligations. Net interest and other expense for the year ended December 31, 2014 was $(1.5) million, an increase of ($1.3) million, or 921% compared to the year ended December 31, 2013. This increase primarily reflects a net increase of $0.9 million in interest expense due to the termination of our credit facility with Comerica and our repayment in full of the outstanding loan. This increase in interest expense also includes $0.1 million primarily due to the termination of our credit facility with Comerica and our repayment in full of our outstanding loan and a $0.3 million reduction in gain of sales of “assets held for sale” over the prior year.

Income Taxes

	Years Ended December 31,		% Increase
	2014	2013	2013 to 2014
	(in thousands)
Income tax provision ( benefit)	$15	$5	200%

We generated a net loss for the year ended December 31, 2014 and had no federal income tax provision. Our effective tax rate for income tax was 0.2% and 0.0% for the years ended December 31, 2014 and 2013 respectively. The current year expenses relate to the filing fees and charges relating to the filing of various state income and franchise tax returns.

While we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes, our ability to utilize certain of our net operating losses are limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code. Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code may impose and annual limitation on the amount of the Company’s net operating loss and tax credit carry forwards and other tax attributes that can be used to reduce future tax liabilities. As a result of the merger transaction involving us in 2010, certain of our tax attributes prior to the merger transactions are subject to an annual limitation of $240,000 for federal and state purposes. At December 31, 2014, we had unrecognized tax benefits totaling $2.5 million.

Liquidity

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of December 31, 2014, we had an accumulated deficit of $208.4 million, working capital of $14.0 million and stockholders’ equity of $0.8 million.

We may require additional funds to uplist our Common Stock from OTC Bulletin Board to NASDAQ and to broadly commercialize our products and develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us and we may need to implement additional cost cutting actions. The consent of Oxford Finance LLC will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

In August 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan and Security Agreement and the amount of the loan balance, plus accrued and unpaid interest, and final payment, and the prepayment fee, and other obligations due the lender would be come due immediately. We believe we currently have sufficient capital to fund our operations for at least 12 months.

Cash and Cash Equivalents

As of December 31, 2014, we had cash, and cash equivalents, of $14.9 million, compared to cash and cash equivalents of $16.8 million at December 31, 2013. The decrease of $1.9 million primarily reflects net proceeds from notes payable of $5.0 million which was partially offset by cash used in operating activities of $7.0 million.

Cash Flows from Operating Activities

Net cash used in operating activities of $7.0 million for the year ended December 31, 2014 was principally due to the net loss of $8.5 million and a $0.3 million cash inflow related to changes in operating assets and liabilities, further reduced by the effect of non-cash items totaling $1.2 million. Significant non-cash items were stock-based compensation expense of $0.8 million, depreciation and amortization of $0.5 million, interest expense of $0.1 million, unfavorable lease amortization of $0.7 million.

Net cash used in operating activities of $2.1 million for the year ended December 31, 2013 was principally due to the net loss of $2.2 million and a $0.3 million cash outflow related to changes in operating assets and liabilities, offset by the effect of non-cash items totaling $0.4 million. Significant non-cash items were depreciation and amortization of $0.5 million, stock-based compensation of $0.6 million, interest expense of $0.1 million, and unfavorable lease amortization of $0.6 million and gain in sale of assets of $0.3 million.

Cash Flows from Investing Activities

Net cash used by investing activities in the year ended December 31, 2014 was $0.2 million, primarily due to the purchase of property and equipment.

Net cash provided by investing activities in the year ended December 31, 2013 was $1.1 million, primarily due to net investment maturities of $0.7 million and proceeds from sale of assets of $0.6 million. This cash provided by investing activities was partially offset by purchases of property and equipment totaling $0.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities in the year ended December 31, 2014 was $5.3 million, primarily due to borrowings under our new credit facility with Oxford in the amount of $15.0 million, and stock option exercises of $485,000.This was partially offset by $10.0 million in repayment of principle of our previous loan with Comerica and $224,000 in loan issuance costs related to the Oxford loan. For the year ended December 31, 2013, net cash provided by financing activities increased by $5.0 million, primarily due to amending and increasing a term loan in the amount of $5.0 million and proceeds from stock options exercises of $0.1 million. This was partially offset by a fee paid relating to the term loan of $0.1 million.

Other Information

Our future capital requirements will depend primarily upon our ability to maintain and grow our current product revenues, to develop and commercialize product line extensions for our PLAC Tests, to develop or acquire new cardiovascular biomarker tests, to manage our obligations under real estate leases, and to improve our reimbursement prospects from third-party payers.

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

In August 2014, we entered into a loan and security agreement with Oxford Finance LLC (“Oxford”). (see Note10 of the Notes to Financial Statements  included in this Annual Report on Form 10-K) This loan contains various covenants. If we breach any of these covenants or we are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan.  Upon the occurrence of an event of default under the loan, Oxford could elect to declare all amounts outstanding to be immediately due and payable. If we are unable to repay those amounts, Oxford could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

In order to meet the future working capital needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding or, if available, that such funding would be on favorable terms.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2014 are disclosed in the following table (in thousands):

	Total	2015	2016	2017	2018	Year 5 and after
Debt obligations	$18,943	$2,170	$5,554	$5,554	$5,665	—
License obligations	612	612	—	—	—	—
Operating lease obligations	5,396	2,658	2,738	—	—	—
Total contractual commitments	$24,951	$5,440	$8,292	$5,554	$5,665	—

As part of the reverse merger completed in 2010, we recorded a lease obligation which contained a lease payment that exceeded current market rates. Accordingly, we recognized a $4.1 million unfavorable lease obligation. We amortize the unfavorable lease obligation using the effective interest rate method. The carrying amount of the unfavorable lease liability was $1.8 million as of December 31, 2014.The expense related to the amortization of the unfavorable lease obligation is not included in the table above.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of December 31, 2014, we had cash and cash equivalents of $14.9 million which consisted of cash and highly liquid money market funds.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of diaDexus, Inc.

In our opinion, the accompanying balance sheets and the related statements of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of diaDexus, Inc. at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

San Jose, California

March 12, 2015

DIADEXUS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,946	$16,847
Accounts receivable, net of reserve of $6 and $5 at December 31, 2014 and 2013, respectively	4,101	3,027
Inventories	578	460
Prepaid expenses and other current assets	500	845
Total current assets	20,125	21,179
Restricted cash	1,400	1,400
Property and equipment, net	637	968
Other long-term assets	131	100
Total assets	$22,293	$23,647
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,023	$611
Notes payable, current portion	957	2,763
Deferred revenues, current portion	120	228
Deferred rent, current portion	128	51
Unfavorable lease obligations	820	697
Accrued and other current liabilities	3,074	2,203
Total current liabilities	6,122	6,553
Non-current portion of notes payable	13,791	7,047
Non-current portion of deferred rent	208	336
Non-current portion of unfavorable lease obligation	957	1,777
Other long term liabilities	369	414
Total liabilities	21,447	16,127
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,749,678 and 54,751,685 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	567	548
Additional paid-in capital	208,642	206,868
Accumulated deficit	(208,363)	(199,896)
Total stockholders’ equity	846	7,520
Total liabilities and stockholders’ equity	$22,293	$23,647

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share data)

	Years ended December 31,
	2014	2013
Revenues:
Product sales	$21,204	$24,548
Service revenue	4,994	13
Royalty revenue	—	18
License revenue	225	305
Total revenues	26,423	24,884
Operating costs and expenses:
Product costs of revenue	6,764	7,222
Service costs of revenue	598	—
Sales and marketing	10,083	7,482
Research and development	6,347	4,709
General and administrative	9,613	7,486
Total operating costs and expenses	33,405	26,899
Loss from operations	(6,982)	(2,015)
Interest income, interest expense and other income (expense), net:
Interest income	3	4
Interest expense	(1,560)	(488)
Other income (expense), net	87	340
Loss before income tax	(8,452)	(2,159)
Income tax provision	15	5
Net loss	$(8,467)	$(2,164)
Net Loss and Comprehensive loss	$(8,467)	$(2,164)
Basic and diluted net loss per share:	$(0.15)	$(0.04)
Weighted average shares used in computing basic and diluted net loss per share	55,198,104	54,329,424

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013
Operating activities:
Net loss	$(8,467)	$(2,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of assets	(5)	(340)
Depreciation and amortization	509	531
Stock-based compensation	838	632
Provision for doubtful accounts and rebate reserve (reversal)	1	5
Non-cash interest expense	35	31
Inventory obsolescence reserve	93	—
Non-cash interest associated with notes payable	471	140
Unfavorable lease	(697)	(589)
Changes in operating assets and liabilities:
Accounts receivable	(1,075)	(243)
Inventory	(211)	(326)
Prepaid expenses, other current assets and other long-term assets	395	3
Accounts payable	431	174
Accrued liabilities and other long-term liabilities	885	342
Deferred rent	(51)	24
Deferred revenue	(107)	(314)
Net cash used in operating activities	$(6,955)	$(2,094)
Investing activities:
Purchases of property and equipment	(211)	(302)
Maturities of available-for-sale investments	—	747
Proceeds from sale of assets, net	4	634
Net cash provided (used) by investing activities	$(207)	$1,079
Financing activities:
Proceeds from notes payable	15,000	5,000
Principal repayment of loan	(10,000)	—
Debt issuance costs	(224)	(50)
Proceeds from stock option exercises	485	61
Net cash provided by financing activities	$5,261	$5,011
Net increase (decrease) in cash and cash equivalents	(1,901)	3,996
Cash and cash equivalents, beginning of year	16,847	12,851
Cash and cash equivalents, end of year	$14,946	$16,847
Supplemental disclosure:
Cash paid for interest	$921	$315
Non-cash investing and financing transactions
Issuance of warrants for common stock in connection with debt	$470	$136
Net change in accounts payable from acquisition of property and equipment	(19)	$(32)
Net change in accrued liabilities from acquisition of property and equipment	(10)	$(16)

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance at December 31, 2012	53,890,314	$539	$206,048	$(197,732)	$8,855
Stock-based compensation— under ASC 718	—	—	632	—	632
Issuance and sale of common stock under stock-based compensation plans	474,587	5	56	—	61
Issuance of warrants	—	—	136	—	136
Issuance and sale of common stock under warrants	386,784	4	(4)	—	—
Net loss	—	—	—	(2,164)	(2,164)
Balance at December 31, 2013	54,751,685	$548	$206,868	$(199,896)	$7,520
Stock-based compensation—employee under ASC 718		—	839	—	839
Issuance and sale of common stock under stock-based compensation plans	1,997,993	19	465	—	484
Issuance of warrants			470		470
Net loss	—	—	—	(8,467)	(8,467)
Balance at December 31, 2014	56,749,678	$567	$208,642	$(208,363)	$846

See accompanying notes to financial statements.

diaDexus, Inc.

Notes to Financial Statements

1. Business Overview

Formation of the Company

diaDexus is a diagnostics company developing and commercializing products that deliver healthcare providers with relevant information to assist in the management of their patients throughout the course of cardiac disease.  Our capabilities include proprietary manufacturing, assay development, FDA regulatory clearances, and marketing and selling products.  These capabilities have enabled our evolution from a single-product business into a multi-product company with growth potential to develop additional products from our portfolio of advanced cardiac biomarkers. Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of December 31, 2014, we had an accumulated deficit of $208.4 million, working capital of $14.0 million and stockholders’ equity of $0.8 million.

We may require additional funds to uplist our Common Stock from the OTC Bulletin Board to NASDAQ and to broadly commercialize our products and develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us and we may need to implement additional cost cutting actions. The consent of Oxford Finance LLC will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

In August 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan and Security Agreement and the amount of the loan balance, plus accrued and unpaid interest, and final payment, and the prepayment fee, and other obligations due the lender would be come immediately payable.

Our commercially-available products consist of the only two FDA-cleared tests to measure Lp-PLA2: The PLAC® Test ELISA Kit (the “PLAC ELISA Test”) first cleared by the FDA in 2003 and The PLAC® Test for Lp-PLA2 Activity (the “PLAC Activity Test) cleared in December 2014.  We pioneered the testing of Lp-PLA2 (lipoprotein-associated phospholipase A2), a cardiovascular risk marker that provides new information, over and above traditional risk factors measured in a lipid panel, and has over a decade of peer-reviewed literature evidencing this biomarker’s utility.  There is substantial clinical evidence validating this novel biomarker’s utility from over a decade of peer-reviewed literature, including The New England Journal of Medicine from March 30, 2014.  We sell our diagnostic products to laboratories and promote these products to the laboratories’ sales representatives as well as directly to healthcare providers to support our laboratory partners’ efforts. Physicians order testing for their patients from these laboratories and use the results to aid in assessing patient risk for coronary heart disease.

Our company was initially incorporated in November 1995. In July 2010, we completed a reverse merger with former diaDexus, Inc., which was the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GSK”)) and Incyte Pharmaceuticals, Inc. Upon formation in September 1997, SmithKlineBeecham Corporation granted former diaDexus, Inc. an exclusive license to certain diagnostic intellectual property, including exclusive rights to develop diagnostic assays for Lp-PLA2. In November 2010, in connection with the reverse merger, we changed our name to diaDexus, Inc. Beginning in 2014, we assembled a new team of leaders, each with extensive experience in their respective functions.  This leadership team is responsible for the execution of strategies to evolve from a one-product business built around the first PLAC ELISA Test into a multi-product company with a portfolio of diagnostic products for growth.

The following table summarizes the indications and regulatory status of our major products:

Products	Indications	Regulatory Status
PLAC® Test ELISA Kit	An aid in predicting risk for coronary heart disease (CHD) and ischemic stroke associated with atherosclerosis	Clearance from FDA first obtained for marketing in the U.S. in July 2003 for CHD and in June 2005 for ischemic stroke. CE mark in Europe. Commercialized in the U.S.

PLAC® Test for Lp-PLA2 Activity	Used in conjunction with clinical evaluation and patient risk assessment as an aid in predicting risk of CHD in patients with no prior history of cardiovascular events,	Clearance from FDA obtained for marketing in the U.S. in December 2014. CE mark in Europe. Commercialized in Europe since March 2012. Launched in the U.S. January 2015.
proADM	Aid in predication of heart failure, specific indication to be determined	In development on the ELISA platform for research use only (RUO) for pharmaceutical companies and for 510(k) submission to the FDA. Evaluating development on other commercial platforms.
proET-1	Aid in predication of heart failure, specific indication to be determined	n/a
proANP	Aid in predication of heart failure, specific indication to be determined	n/a

The PLAC ELISA test is available nationally through leading clinical reference labs and advanced cardiovascular specialty laboratories.  The launch of the new PLAC Activity Test is focused on a broad base of independent labs, hospital labs, and physician office labs.  Each test is covered under the established reimbursement code for Lp-PLA2 tests.

Validation and Clinical Utility

Our PLAC Tests are blood tests that measure Lp-PLA2 mass or activity levels, respectively, delivering valuable information to healthcare providers for the prediction of cardiac disease risk.  We pioneered the testing of Lp-PLA2 (lipoprotein-associated phospholipase A2), a marker of vascular-specific inflammation that provides new information, over and above traditional risk factors. In the REGARDS study, the validation study for FDA clearance of PLAC Activity Test, high PLAC Activity versus low PLAC Activity showed a greater hazard ratio for predicting subsequent coronary heart disease events than nearly all other established cardiovascular risk factors, including LDL and HDL.

LDL alone has proven not to be a reliable predictor of CHD, with 50% of cardiovascular events occurring in patients with normal lipid levels. The PLAC Tests are designed to uncover this hidden risk and is recommended as an addition to a lipid panel for individuals with two or more risk factors for coronary heart disease.  In a consensus recommendation from the June 2008 supplement of the American Journal of Cardiology, leading cardiologists and neurologists proposed the PLAC ELISA Test should be used as an adjunct to traditional risk factor assessment to identify moderate and high-risk individuals who may actually be at an increased risk for heart attack or stroke. If a PLAC Test is elevated, healthcare providers can advise:

•	Lifestyle changes, including smoking cessation programs, diabetes and hypertension management
•	Lowering the LDL threshold for considering therapeutic intervention (i.e. individuals with high PLAC would have LDL threshold lowered from 130 to 100 in considering therapeutic intervention)
•	Intensification of lipid-monitoring treatment
•	Annual testing of Lp-PLA2

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market accounts.

Restricted Cash

Restricted cash represents term deposits, which expire in December 2016, held at one financial institution as collateral for the lease of the Company’s facilities in South San Francisco.

Allowance for Doubtful Accounts

The Allowance for Doubtful Accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

	2014	2013
Balance, beginning of the period	$ 5	$ -
Charges to costs	1	5
Write offs	—	—
Balance, end of the period	$ 6	$ 5

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Years Ended December 31,
	2014	2013
United States	$26,043	$24,316
Europe	302	330
Rest of the world	78	238
	$26,423	$24,884

Revenue Recognition

Revenues are generated from product sales, royalties earned, license fees and contract service arrangements, and recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and title has transferred, transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Service revenue is recognized as the contractually obligated services are performed, provided that the fee is fixed and determinable and collectability is reasonably assured.

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

Starting in January 2013, the Company includes excise tax collected from customer product sales. The Company recognized $311,000 and $354,000 in charged excise tax within product revenue and product costs, respectively, for the year ended December 31, 2014. For the year ended December 31, 2013, there was $402,000 and $455,000 excise tax recognized within product revenue and product costs.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based payment awards in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all stock-based payments made to employees and directors including employee stock option awards, based on estimated fair value. Stock-based compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations for all periods presented.

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

The net loss for the years ended December 31, 2014 and 2013 include employee stock-based compensation expense of $839,000 and $632,000, respectively. As of December 31, 2014, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $2.0 million, which is expected to be amortized over a weighted-average period of 2.85 years.

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

The fair value estimates presented reflect the information available to the Company as of December 31, 2014. See Note 4, “Fair Value Measurements.”

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

On January 1, 2009, the Company adopted ASC 740-10-25. For the years ended December 31, 2014 and 2013, the Company did not have any additional unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of adopting ASC 740-10-25. The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest expense as incurred.

. ,

Recent Accounting Pronouncements

In July 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The company does not believe that this requirement will have any substantial impact on the presentation of its reporting of our  financial operating results.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transactions proceeds to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. The company is currently assessing the future impact of this ASU on its financial statements.

In August 2014 the FASB issued Accounting Standards Update No 2014-15: Presentation of Financial Statement Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The update sets forth a requirement for management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U,S, auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans.,(4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans. (5) require an express statement of other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date the financial statements are issued (or available to be issued). ASU will be effective for the Company in fiscal year 2016. The Company is currently assessing the future impact of this ASU date on its financial statements.

3. Cash and Cash Equivalents

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

The following is a summary of cash, and cash equivalents, as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,894	$—	$—	$10,894
Money market funds	4,052	—	—	4,052
Total cash and cash equivalents	$14,946	$—	$—	$14,946

	December 31, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$12,800	$—	$—	$12,800
Money market funds	4,047	—	—	4,047
Total cash and cash equivalents	$16,847	$—	$—	$16,847

4. Fair Value Measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

		Fair Value Measurements
	Balance as of December 31, 2014	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$10,894	$10,894	$—	$—
Money market funds	4,052	4,052	—	—
Restricted cash	1,400	—	1,400	—
	$16,346	$14,946	$1,400	$—

		Fair Value Measurements
	Balance as of December 31, 2013	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$12,800	$12,800	$—	$—
Money market funds	4,047	4,047	—	—
Restricted cash	1,400	—	1,400	—
	$18,247	$16,847	$1,400	$—

The fair value of the notes payable is based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flow and assumptions about current interest rates and the credit worthiness of the Company. As of December 31, 2014, the notes payable is carried at face value of $15.0 million less any unamortized debt discount. (See Note 10 Notes Payable).

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

5. Inventory

Inventory consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Finished goods	$234	$361
Work in process	271	-
Raw materials	73	99
	$578	$460

6. Assets Held for Sale

Prior to the period reflected in this report, the Company had committed to a plan to sell the equipment related to its manufacturing facility and had determined that these assets met the criteria for, and had been classified as, “held for sale” in accordance with ASC Topic 360. The market approach was use in determining the fair market value of these assets.

Total assets held for sale are as follows (in thousands):

		Fair Value Measurements Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2014 Total Gains (Losses)
Assets held for sale	—	—	—	—	$5

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2013 Total Gains (Losses)
Assets held for sale	$—	$—	$—	$—	$340

The measurement of the assets held for sale at fair value incorporated significant unobservable inputs as a result of a lack of any available observable market information to determine the fair value. The calculation of the fair value of assets held for sale used a market valuation technique that relied on Level 3 inputs, including quoted prices for similar assets. The 2012, the Company signed an agreement to sell the assets for $695,000, net of disposal cost. All assets were transferred and sold to the purchaser as of December 31, 2013 and the Company recognized net gain of $340,000, which are included as other income (expenses), net in the statement of comprehensive loss for year ended December 31, 2013.      .

7. Property, Plant and Equipment

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

Office and laboratory equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Laboratory equipment	$2,402	$2,299
Leasehold improvements	616	616
Computer and software	336	299
Furniture and fixtures	101	81
Construction in progress	49	149
	3,504	3,444
Less: Accumulated depreciation and amortization	(2,867)	(2,476)
	$637	$968

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $0.5 million for each year.

8. Total Accrued and Other Current Liabilities

Other current liabilities include the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Accrued payroll and related expenses	$1,084	$1,481
Accrued collaborative research obligations	612	46
Accrued restructuring charges	736	—
Accrued Board of Director fees	248	115
Accrued property and equipment	—	11
Other current liabilities	394	550
Total accrued and other current liabilities	$3,074	$2,203

During 2014, the Company entered into several transition agreements with key employees including its Chief Executive Officer, Chief Business Officer, and Chief Financial Officer. As of December 31, 2014, the Company has incurred $1.3 million in restructuring charges under these agreements. These costs are recorded in operating expenses in the Statements of Comprehensive Loss and the associated liabilities are recorded in accrued Other Current Liabilities in the Balance Sheet. As of December 31, 2014, the Company has made $0.6 million in payments under these agreements.  As of December 31, 2014, the accrued balance due under these agreements was $736,000. This accrued balance will be paid out during 2015. See Note. 15“Restructuring and Other Charges” for a further discussion of costs, payments and the ending accrual balance related to these restructuring charges.

Accrued collaborative research obligations represent $0.6 million in payments payable to B.R.A.H.M.s GmbH, for the license of three heart failure markers. This balance will be settled in March 2015.

9. Concentration of Credit Risk

Revenues from the following distributor and large laboratory customers represented a significant portion of total revenue for the years ended December 31, 2014 and 2013 and accounts receivable as of December 31, 2014 and 2013. Below are the top five customers that constitute the noted percentages of our revenues and accounts receivable for 2013 and 2014.

	Revenue		Accounts Receivable
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Customer A	29%	44%	7%	36%
Customer B	19%	4%	61%	2%
Customer C	15%	14%	4%	10%
Customer D	11%	10%	3%	15%
Customer E	3%	6%	1%	11%
Total	77%	78%	76%	74%

10. Notes Payable

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

The Company paid an initial fee of $150,000 for access to this loan and will be required to pay an additional $1.5 million following the earlier of loan maturity or termination. The Company may prepay all, but not less than all, of the loan amount with 10 days advance notice to Oxford and payment of a prepayment premium. In connection with the Loan Agreement, the Company issued a warrant to Oxford to purchase 909,090 shares of the Company’s common stock (see Note 13 of these Notes to Financial Statements).

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

The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. The Company is also restricted from paying dividends or making other distributions or payments of its capital stock except for repurchases of stock pursuant to employee stock purchase plans, employee restricted stock agreements, stockholder rights plans, director or consultant stock option plans, or similar plans, provided such repurchases do not exceed $250,000 in the aggregate per fiscal year. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan and Security Agreement and the amount of the loan balance, plus accrued and unpaid interest, and final payment, and the prepayment fee, and other obligations due the lender would be come immediately payable. As of December 31, 2014, the Company was in compliance with all the covenants.

The Company recorded debt discount of $470,000 associated with the Loan Agreement and the amount will be amortized as interest expense over the term of the Loan Agreement using the effective interest method. Concurrent with the execution of the Loan Agreement, in August 2014, the Company used $8.4 million of the proceeds received from the loan to repay its existing loan with Comerica Bank. All Loan and Security Agreements previously entered with Comerica Bank were terminated upon receipt of this repayment. The Company was in compliance with all the covenants with Comerica Bank prior to the repayment.

The Company accounted for the repayment to Comerica Bank as a debt extinguishment since the issuance of the new loan is with another unrelated creditor. Accordingly, the Company accelerated and expensed the unamortized debt discount of $132,000, debt issuance costs of $82,000 and balloon payment of $117,000 to interest expense in August 2014.

The Company recorded $81,000 of loss from the debt extinguishment as interest expense in August 2014. This amount represents a pre-payment premium pursuant to the Amended Loan and Security Agreement entered into with Comerica Bank.

Future minimum payments for the notes payable are as follows (in thousands):

2015	$2,170
2016	5,554
2017	5,554
2018	5,665
Total minimum payments	18,943
Less: Amount representing interest	(3,943)
Present value of minimum payments	15,000
Less: Unamortized debt discount	(252)
Notes payable, net	14,748
Less: Notes payable, current portion	(957)
Non-current portion of notes payable	$13,791

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

The effect of the options and warrants was anti-dilutive for the years ended December 31, 2014 and 2013. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of December 31,
	2014	2013
Options to purchase common stock	10,797	9,705
Warrants to purchase common stock	1,175	266
Restricted stock units	—	42
Total	11,972	10,013

12. Stock Based Compensation

Stock Option Plans

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 3,000,000 shares of common stock authorized for issuance. Upon approval of the 2012 Plan, all shares of common stock that remained available for issuance under the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Director Stock Option Plan (the “Director Plan”) were added to the shares reserved under the 2012 Plan. In addition, pursuant to the 2012 Plan, any shares of common stock subject to awards previously granted under the 1996 Plan, the Director Plan and certain non-plan option agreements entered into with certain individuals as of March 31, 2012 that terminate, expire or lapse will become available for issuance under the 2012 Plan. The 2012 Plan provides for the granting of options, restricted stock awards, restricted stock unit award, performance awards, dividend equivalents awards, deferred stock awards, deferred stock unit awards, stock payment awards and stock appreciation rights to employees, non-employee directors and consultants. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. The Company has also granted restricted stock unit (“RSU”) awards under the 2012 Plan. RSU awards entitle the recipient to receive one share of the Company’s common stock for every RSU upon vesting. RSUs generally vest annually. As of December 31, 2014, options to purchase 7,410,373 shares of common stock were outstanding. There were no shares of common stock that were issuable upon the settlement of outstanding RSUs and 2,821,781 shares were available for issuance under the 2012 Plan.

1996 Stock Option Plan

The 1996 Plan initially had 4,750,000 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the 1996 Plan were designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options could vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant. On May 17, 2012, the 1996 Plan was terminated in connection with the effectiveness of the 2012 Plan. All 1,555,492 shares that were available for issuance under the 1996 Plan were transferred to the 2012 Plan, and the 6,398,904 shares that were subject to awards outstanding under the 1996 Plan remained outstanding pursuant to the terms of the 1996 Plan. As of December 31, 2014, options to purchase 2,104,225 shares of common stock were outstanding pursuant to the terms of the 1996 Plan.

1998 Director Stock Option Plan

The Director Plan for non-employee directors had 300,000 shares of common stock authorized for issuance. On May 17, 2012, the Director Plan was terminated in connection with the effectiveness of the 2012 Plan. All 130,000 shares that were available for issuance under the Director Plan were transferred to the 2012 Plan, and the 170,000 shares that were subject to awards outstanding under the Director Plan remained outstanding pursuant to the terms of the Director Plan. As of December 31, 2014, there were no options to purchase shares of common stock that were outstanding pursuant to the terms of the Director Plan.

Non-Plan Grants

In October 2004, the Company granted non-qualified stock options to purchase 30,000 shares of common stock outside of the Company’s stock option plans to its former director with an exercise price of $12.27 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of December 31, 2014, none of these options remain outstanding.

In September 2011, the Company granted non-qualified stock options to purchase 1,530,000 shares of common stock outside of the Company’s stock option plans to its former Chief Executive Officer with an exercise price of $0.25 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of December 31, 2014, 1,282,083 options remained outstanding.

In October 2011, the Company granted non-qualified stock options to purchase 1,130,000 shares of common stock outside of the Company’s stock option plans to its former Chief Business Officer with an exercise price of $0.26 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of December 31, 2014, none of these options remained outstanding.

On February 1, 2012, the Company granted non-qualified stock options to purchase 1,060,000 shares of common stock outside of the Company’s stock option plans to its former Chief Financial Officer with an exercise price of $0.28 per share. These options were granted with terms that are substantially in accordance with the Company’s standard stock option terms. As of December 31, 2014, none of these options remained outstanding.

Restricted Stock Units

On August 6, 2013, the Company awarded an aggregate of 41,708 RSUs to its directors with a grant-date fair value equal to approximately $55,000 in the aggregate. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to directors generally vest annually. The fair value of nonvested RSUs is based on the Company’s closing stock price on the date of grant. As of December 31, 2014, all of these RSU’s were vested, and none remain outstanding.

A summary for the year ended December 31, 2014 is as follows:

	Shares of Underlying RSUs	Average Grant Date Fair Value Price per Share	Weighted Remaining Vesting Period (In years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2012	-	-
Granted	41,708	$1.33	0.50	$37,537
Vested and released	-	-		-
Nonvested as of December 31, 2013	41,708	$1.33	0.50	$37,537
Granted	-	-		-
Vested and released	(41,708)	$1.33	0.50	$(37,537)
Nonvested as of December 31, 2014	—	—	—	—

Stock Based Compensation Expense

The following table summarizes stock compensation expense related to employee stock options and employee stock-based compensation expense for the years ended December 31, 2014 and 2013 which were incurred as follows (in thousands):

	Years Ended December 31,
	2014	2013
Stock-based compensation expense:
General and administrative	$623	$361
Research and development	61	135
Sales and marketing	125	113
Product costs	29	23
Total stock-based compensation expense	$838	$632

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Years ended December 31,
	2014	2013
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.5%	0.9%
Expected volatility	98.4%	84.7%
Forfeiture rate	15.0%	13.9%
Expected term (years)	4.15	4.06
Fair value per share at grant date	$0.37	$0.61

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, and the trading history for the Company’s common stock. For the year ended December 31, 2014, volatility assumption was determined by examining historical volatilities of the trading history for the Company’s common stock for that period. The Company will continue to analyze its own historical stock price volatility as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the US Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company considers option vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Employee Stock-Based Compensation

The table below presents information related to stock option activity, net of options previously exercised:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	8,963,226	$0.47
Options granted	1,563,910	1.00
Options exercised	(664,568)	0.26
Options cancelled/forfeited/expired	(157,484)	4.53
Outstanding as of December 31, 2013	9,705,084	0.50	7.92	5,112,805
Options granted	5,789,500	0.51
Options exercised	(2,432,239)	0.28
Options cancelled/forfeited/expired	(2,265,664)	0.89
Outstanding as of December 31, 2014	10,796,681	$0.45	6.35	$1,264,881
Exercisable as of December 31, 2014	5,167,878	$0.42	4.57	$869,314
Vested and expected to vest as of December 31, 2014	9,411,926	$0.45	6.13	$1,166,624

The following table summarizes information relating to stock options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14	51,000	6.95	$0.14	40,250	$0.14
0.25	1,288,083	0.23	$0.25	1,287,333	$0.25
0.26-- 0.29	1,597,225	3.99	$0.27	1,568,317	$0.27
0.33--0.36	1,587,018	7.88	$0.35	917,021	$0.35
0.39	330,000	6.05	$0.39	323,125	$0.39
0.41	3,078,000	9.96	$0.41	1,666	$0.41
0.44--0.68	1,257,312	1.92	$0.63	60,437	$0.44
0.72--0.75	1,082,918	9.05	$0.73	500,022	$0.74
0.77--1.19	195,125	6.88	$0.92	139,707	$0.96
1.32	330,000	8.60	$1.32	330,000	$1.32
$0.14 – $1.32	10,796,681	6.35	$0.45	5,167,878	$0.42

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

The intrinsic value of options exercised during the year ended December 31, 2014 was $446,000.

Stock based compensation expense recognized during the years ended December 31, 2014 and 2013 includes compensation expense for stock based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2014, the total remaining unrecognized cost of approximately $2.0 million is expected to be recognized over approximately three years.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as of December 31, 2014 and 2013 as follows:

	As of December 31,
	2014	2013
Options to purchase common stock	10,796,681	9,705,084
Warrants to purchase common stock	1,174,694	265,604
Restricted stock units	—	41,708
Shares available for option grants	2,821,781	2,345,617
Total	14,793,156	12,358,013

13. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy and to vendors in order to reduce costs. In connection with the loan and security agreement the Company entered into with Comerica bank (Note 9) in September 2011, the Company issued a warrant to purchase 480,769 shares of the Company’s common stock, at an exercise price of $0.26 per share. The warrant expires in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $0.26 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. Through August 2012, the discount was amortized to interest expense using the effective interest rate method over the 48-month term of the original loan. Comerica exercised this warrant in August 2013. In August 2014, this Loan Agreement was terminated and the outstanding balance was paid to Comerica. All unamortized balances related to this loan were charged to interest expense in August 2014.

In connection with the First Amended Loan and Security Agreement, the Company issued a warrant to purchase 168,919 shares of the Company’s common stock, at an exercise price of $0.37 per share. This warrant expires in September 2019. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.87%, risk-free interest rate of 1.03%, exercise price of $0.37 and an expected life of 7 years. The fair value of the warrant was determined to be

$48,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. In August 2014 this Loan Agreement was terminated and the outstanding balance was paid to Comerica. All unamortized balances related to this loan were charged to interest expense in August 2014.

In connection with the Second Amended Loan and Security Agreement the Company issued a warrant to purchase 96,685 shares of the Company’s common stock, at an exercise price of $1.81 per share. This warrant expires in October 2020. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.01%, risk-free interest rate of 2.05%, exercise price of $1.81 and an expected life of 7 years. The fair value of the warrant was determined to be $136,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. In August 2014 this Loan Agreement was terminated and the outstanding balance was paid to Comerica. All unamortized balances related to this loan were charged to interest expense in August 2014.

In August 2013, the Company issued 386,784 shares of common stock pursuant to a cashless exercise of Comerica’s warrant to purchase 480,769 shares at an exercise price of $0.26 per share. As of December 31, 2014, there were warrants outstanding to purchase 1,174,694 shares of the Company’s common stock, with a weighted-average exercise price of $0.71 per share and an aggregate exercise price of $0.8 million.

In August 2014, in connection with the Loan and Security Agreement, the Company entered into with Oxford, (see Note 10 to these Notes to Financial Statements). The Company issued Oxford a warrant to purchase 909,090 shares of the Company’s common stock, at an exercise price of $0.66 per share and with an expiration date of August 2021.

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

The following table summarizes information about all warrants outstanding as of December 31, 2014:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
0.37	168,919	4.70	$0.37
0.66	909,090	6.62	$0.66
1.81	96,685	5.80	$1.81
	1,174,694	6.25	$0.71

14. Leases, Commitments and Contingencies

The Company leases an office and laboratory facility (the “349 Facility”) under a long-term, non-cancelable operating lease agreement, which expires in December 2016.

In connection with its leased facilities, the Company recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at the expiration of the 349 Facility lease. The following table describes changes to the Company’s asset retirement obligation liability for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Asset retirement obligation, beginning of year	$334	$302
Accretion expense	35	32
Asset retirement obligation, end of year	$369	$334

In 2010, the Company recorded a lease obligation associated with the 349 Facility, which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation in 2010. The Company amortizes the unfavorable lease obligation using the effective interest rate method. The carrying amount, net of accumulated amortization, of the unfavorable lease liability, was $1.8 million as of December 31, 2014.

Rent expense for the Company’s facilities was $1.8 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $336,000 and $387,000 as of December 31, 2014 and 2013, respectively, is included in the accompanying balance sheet.

At December 31, 2014, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
2015	2,658
2016	2,738
Total minimum lease payments	$5,396

In March 2014, the Company entered into a License and Supply Agreement (“the Agreement”) with B.R.A.H.M.S GmbH. Under terms of the agreement, the Company paid 750,000 Euros in April 2014 and it is obligated to pay another 500,000 Euros in March 2015. The Company may pay up to 500,000 Euros in development and regulatory milestones and post-launch commercialized milestones up to a total of 1,000,000 Euros and royalties on future sales.

Legal Proceedings

The Company is from time to time subject to various claims and legal actions during the ordinary course of business. The Company believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations, future cash flows or financial condition

15. Restructuring and Other Charges

During the 12 months ended December 31, 2014, the Company incurred $1,238,000 in employee severance costs and $60,000 in other costs. These costs are recorded in operating expenses in the Statements of Comprehensive Loss and the associated liabilitiesare recorded in the Balance Sheets. The Company paid $550,000 in employee severance costs and $12,000 in other costs during the year ended December 31, 2014. As of December 31, 2014, the entire balance of $736,000 in restructuring accrual was classified as short-term and recorded within accrued and other current liabilities in the Balance Sheet. The Company does not expect to incur any additional restructuring expenses in 2015 that relates to the restructuring activities undertaken in 2014. The following table summarizes changes in the restructuring accrual for the twelve months ended December 31, 2014.

	For 12 months Ended December 31, 2014
	Employee Severance Costs	Other Costs	Total
Beginning balance	$ —	$ —	$ —
Charges	1,238	60	1,298
Payments	(550)	(12)	(562)
Ending Balance	$ 688	$ 48	$ 736

16. Income Taxes

Provision for Income Tax

The Company files US Federal and California state tax returns and the tax provision is composed as follows (in thousands):

	December 31,
	2014	2013
Current Tax Expense:
Federal	$0	$—
State	15	5
Total current tax expense	15	5
Deferred Tax Expense:
Federal	—	—
State	—	—
Total deferred tax expense	—	—
Net tax provision (benefit)	$15	$5

The differences between the US statutory tax rate and the Company’s effective tax rate are as follows:

	December 31,
	2014	2013
Statutory rate	34.0%	34.0%
State taxes, net of Federal benefit	4.6	11.5
Change in state rate	(3.4)	(22.9)
R&D credit	(1.4)	(7.3)
Permanent differences	(0.7)	(3.6)
State minimum taxes	(0.1)	(0.3)
Change in valuation allowance	(32.7)	(13.5)
Other	(0.5)	1.9
Effective tax rate	(0.2)%	(0.2)%

As of December 31, 2014, the Company had approximately $244 million of federal, $162 million of California, and $27 million of other state net operating loss carryforwards available to offset future taxable income. These loss carry forwards begin to expire in 2019 for federal purposes, in 2016 for California purposes and in 2015 for other state purposes.

As of December 31, 2014, the Company had credit carry forwards of approximately $4.6 million and $4.8 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal R&D credit carry forwards expire starting 2019 and California credits can be carried forward indefinitely. In December 2014, Congress voted to retroactively extend the Federal R&D tax credit for the tax year 2014.

Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on net deferred tax assets.

As of December 31, 2014 and 2013, the Company had deferred tax assets of approximately $111.3million and $108.5 million, respectively, which have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $2.8 million in the year ended December 31, 2014 and decreased by approximately $0.7 million during the year ended December 31, 2013. Deferred tax assets primarily relate to net operating loss and research tax credit carry forwards.

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accruals and reserves	$1,348	$1,694
Fixed assets	2,168	2,338
Deferred research expense	2,306	3,667
Stock options	3,970	3,822
Net operating loss carryforwards	93,676	89,306
Research tax credit carryforwards	7,784	7,664
Other	12	9
Total deferred tax assets	111,264	108,500
Less: Valuation allowance	(111,264)	(108,500)
Net deferred tax assets	$—	$—

Under the provisions of Sections 382 and 383 of the Internal Revenue Code, a change of control, as defined, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carry forwards, and other tax attributes, that can be used to reduce future tax liabilities. As a result of the Reverse Merger, certain of the Company’s Old diaDexus tax attributes are subject to an annual limitation of $240,000 for federal and state purposes.

We revised our previously reported disclosure to reduce the 2013 deferred tax credit carryforwards, uncertain tax positions and valuation allowance by $877,000. This error was not material to the prior financial statements and the correction had no impact on our Statements of Comprehensive Loss, Balance Sheets, Statements of Cash Flows or Statements of Stockholders’ Equity for any period presented.

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10 (formerly known as FIN 48), Accounting for Income Taxes, guidance that addresses the recognition, measurement, and disclosure of uncertain tax positions. The Company performed a full analysis of uncertain tax positions at December 31, 2010. The Company has no new uncertain tax positions for 2014.

As of December 31, 2013, the Company had approximately $2.5 million of unrecognized tax benefits relating to the reserve on R&D credits. In 2014, this amount was increased by $39 thousand as a result of a reserve placed on R&D credits generated during the current year. As the Company has not utilized any of these credits, no reserve is recorded on the financial statements.

The following table reflects the changes in the gross unrecognized tax benefits for the years ended December 31 (in thousands):

	2014	2013
Balance at January 1	$2,461	$2,269
Increase related to gross up state positions	—	251
Increase related to current year positions	39	34
Decrease related to expiration of credits	—	(93)
Balance at December 31	$2,500	$2,461

The Company is currently not subject to any income tax examinations. Due to the Company’s losses, generally all years remain open.

17. Subsequent Events

None

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit	Description

4.5

Warrant to purchase shares of Common Stock, issued to Comerica Bank on October 17, 2013 (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K (file no.0-26483), for the fiscal year ended December 31, 2013, filed on March 11, 2014)

10.1#

Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.2#

Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.3#

Amended and Restated 1998 Director Stock Option Plan, as amended and restated effective as of May 29, 2002 (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 30, 2002)

10.4

Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.5

SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.6**

Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.17 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.7

Amendment No. 1 to the Collaboration Agreement, dated as of February 1, 1998, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.18 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.8**

Amendment No. 2 to the Collaboration Agreement, dated as of July 2, 1998, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.9

Amendment to the Collaboration Agreement, dated as of May 4, 1999, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.10**

Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999, by and among diaDexus, LLC, Quest Diagnostics Incorporated, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.11

Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.12

Amendment to Collaboration Agreement, dated as of March 30, 2000, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.13**

Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.14**

Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp. (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

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

Exhibit	Description
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

diaDexus, Inc.

Date: March 12, 2015	By:	/s/ LORI F. RAFIELD
Lori F. Rafield
Chairman and Interim President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Lori F. Rafield, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LORI F. RAFIELD Lori F. Rafield	Chairman and Interim President and Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2015

/s/ CHRIS LOWE Chris Lowe	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015

/s/ JOHN CURNUTTE John Curnutte	Director	March 12, 2015

/s/ KAREN DREXLER Karen Drexler	Director	March 12 , 2015

/s/ ELIZABETH HUTT Elizabeth Hutt	Director	March 12, 2015

/s/ OYE OLUKOTUN Oye Olukotun	Director	March 12, 2015

/s/ JAMES SULAT James Sulat	Director	March 12, 2015

EXHIBIT INDEX

Exhibit	Description

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

4.1

Specimen Stock Certificate for Common Stock of diaDexus, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file no. 333-170924), filed on December 2, 2010)

4.2

Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 23, 2011 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

4.3

Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 11, 2012 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

4.4

First Amendment to Warrant to Purchase Stock, dated July 18, 2013, by and between diaDexus, Inc. and Comerica Ventures Incorporated (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2013, filed on November 5, 2013)

4.5

Warrant to purchase shares of Common Stock, issued to Comerica Bank on October 17, 2013 (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10_K (file no. 0-26483), for the fiscal year ended December 31, 2013, filed on March 11, 2014)

10.1#

Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.2#

Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.3#

Amended and Restated 1998 Director Stock Option Plan, as amended and restated effective as of May 29, 2002 (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement (file no. 0-26483), filed on April 30, 2002)

10.4

Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

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

Exhibit	Description
10.20#

Executive Employment Agreement, effective as of July 1, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2011, filed on August 15, 2011)

10.21#

Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.22#

Stock Option Agreement, dated September 26, 2011, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.23#

Change in Control and Severance Agreement, dated September 26, 2011 by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.24#

Offer Letter, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.25#

Stock Option Agreement, dated October 1, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.26#

Change in Control and Severance Agreement, dated September 20, 2011, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

10.27#

Offer Letter, dated January 8, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.28#

Stock Option Agreement, dated February 1, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.62 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.29#

Change in Control and Severance Agreement, dated February 2, 2012, by and between diaDexus, Inc. and Jean-Frédéric Viret (incorporated by reference to Exhibit 10.63 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2011, filed on March 15, 2012)

10.30**

Purchase Agreement, dated as of May 9, 2012 and effective as of April 24, 2012, by and between diaDexus, Inc. and Boston Heart Diagnostics (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2012, filed on August 7, 2012)

10.31**

Purchase Agreement with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.32**

Volume Discount Program Addendum with Atherotech Diagnostics Lab, dated August 23, 2012 and effective as of August 20, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

10.33#

diaDexus, Inc. Key Employee Severance Benefit Plan, adopted October 30, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2013)

10.34#

diaDexus, Inc. Amended and Restated Key Employee Severance Benefit Plan, adopted December 15, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on December 19, 2014)

10.35**

Purchase Agreement, dated as of October 16, 2013 and effective as of October 18, 2013, by and between diaDexus, Inc. and Health Diagnostics Laboratory (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2013, filed on November 5, 2013)

Exhibit	Description
10.36**

License and Supply Agreement, dated March 4, 2014, by and between diaDexus, Inc. and B.R.A.H.M.S. GmbH  (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2014, filed on May 7, 2014)

10.37#

diaDexus, Inc. 2012 Equity Incentive Award Plan, as amended on May 29, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 000-26483), filed on June 2, 2014)

10.38#

Forms of Stock Option Grant and Agreement pursuant to the diaDexus, Inc. 2012 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-181913), filed on June 5, 2012)

10.39#

Forms of Restricted Stock Unit Grant and Agreement pursuant to the diaDexus, Inc. 2012 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2014, filed on August 5, 2014)

10.40**

Laboratory Service Agreement, effective on April 24, 2014, by and between diaDexus, Inc. and GlaxoSmithKline LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2014, filed on August 5, 2014)

10.41**

Amendment No. 1 to Laboratory Service Agreement, dated July 18, 2014, by and between diaDexus, Inc. and GlaxoSmithKline LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2014, filed on August 5, 2014)

10.42**

Second Amendment to Laboratory Services Agreement, dated September 10, 2014, by and between diaDexus, Inc. and GlaxoSmithKline LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2014, filed on November 5, 2014)

10.43#

Transition Agreement, effective as of June 23, 2014, by and between diaDexus, Inc. and Brian E. Ward (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2014, filed on August 5, 2014)

10.44#

Offer Letter, dated June 23, 2014, by and between diaDexus, Inc. and Alexander Johnson (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2014, filed on August 5, 2014)

10.45

Loan and Security Agreement, dated August 15, 2014, by and between diaDexus, Inc. and Oxford Finance LLC  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 21, 2014)

10.46#

Separation Agreement, dated September 17, 2014, by and between diaDexus, Inc. and R. Michael Richey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2014, filed on November 5, 2014)

10.47#

Offer Letter, effective October 1, 2014, by and between diaDexus, Inc. and Kenneth C. Fang, M.D. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2014, filed on November 5, 2014)

10.4#	Consulting Agreement, effective _October 7, 2014, by and between diaDexus, Inc. and FLG Partners

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

Exhibit	Description
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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