Form 10-Q
period 2015-03-31
diaDexus, Inc.
filed 2015-05-14
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 57,536,305 as of May 11, 2015.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,389	$14,946
Accounts receivable, net of reserve of $5 and $6 at March 31, 2015 and December 31, 2014, respectively	3,994	4,101
Inventories	385	578
Prepaid expenses and other current assets	498	500
Total current assets	18,266	20,125
Restricted cash	1,400	1,400
Property and equipment, net	555	637
Other long-term assets	112	131
Total assets	$20,333	$22,293
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$662	$1,023
Notes payable, current portion	2,116	957
Deferred revenues, current portion	120	120
Deferred rent, current portion	148	128
Unfavorable lease obligations	853	820
Accrued and other current liabilities	2,151	3,074
Total current liabilities	6,050	6,122
Non-current portion of notes payable	12,819	13,791
Non-current portion of deferred rent	156	208
Non-current portion of unfavorable lease obligation	727	957
Other long term liabilities	378	369
Total liabilities	$20,130	$21,447
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred Stock, $0.01 par value, 19,979,500 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,536,305 and 54,751,685 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	575	567
Additional paid-in capital	208,961	208,642
Accumulated deficit	(209,333)	(208,363)
Total stockholders' equity	203	846
Total liabilities and stockholders' equity	$20,333	$22,293

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Revenues:
Product sales	$5,527	$5,011
Service revenue	—	349
License revenue	—	75
Total revenues	5,527	5,435
Operating costs and expenses:
Product costs of revenue	1,569	1,593
Service costs of revenue	—	45
Sales and marketing	1,312	2,481
Research and development	890	3,041
General and administrative	2,264	2,143
Total operating costs and expenses	6,035	9,303
Loss from operations	(508)	(3,868)
Interest income, interest expense and other income (expense), net:
Interest income	1	1
Interest expense	(468)	(219)
Other income (expense), net	16	(2)
Loss before income tax	(959)	(4,088)
Income tax provision	(11)	(12)
Net loss	$(970)	$(4,100)
Net loss and Comprehensive loss	$(970)	$(4,100)
Basic and diluted net loss per share:	$(0.02)	$(0.07)
Weighted average shares used in computing basic and diluted net loss per share	56,883,669	54,771,788

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Operating activities:
Net loss	$(970)	$(4,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment and assets held for sale	—	4
Depreciation and amortization	82	139
Stock-based compensation	271	204
Provision for doubtful accounts and rebate reserve (reversal)	(1)	(5)
Noncash interest expense	9	8
Noncash interest associated with notes payable	207	66
Unfavorable lease	(197)	(167)
Inventory write off	109	—
Changes in operating assets and liabilities
Accounts receivable	108	119
Inventory	84	244
Prepaid expenses, other current assets and other long-term assets	—	(102)
Accounts payable	(362)	46
Accrued liabilities and other long term liabilities	(921)	1,401
Deferred rent	(32)	(13)
Deferred revenue	—	(77)
Net cash used in operating activities	(1,613)	(2,233)
Investing activities:
Purchases of property and equipment	—	(62)
Proceeds from sale of assets	—	(5)
Net cash provided by (used in) investing activities	—	(67)
Financing activities:
Principal repayment of notes payable	—	(714)
Proceeds from issuance of common stock	56	16
Net cash provided by (used in) financing activities	56	(698)
Net decrease in cash and cash equivalents	(1,557)	(2,998)
Cash and cash equivalents, beginning of period	14,946	16,847
Cash and cash equivalents, end of period	$13,389	$13,849

See accompanying notes to condensed financial statements.

Diadexus, Inc.

Notes to Condensed Financial Statements

1. Business Overview

Formation of the Company

Diadexus, Inc., a Delaware corporation, is a diagnostics company developing and commercializing products that deliver healthcare providers with relevant information to assist in the management of their patients throughout the course of cardiac disease.  Our capabilities include proprietary manufacturing, assay development, FDA regulatory clearances, and marketing and selling products.  These capabilities have enabled our evolution from a single-product business into a multi-product company with growth potential to develop additional products from our portfolio of advanced cardiac biomarkers. Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of March 31, 2015, we had an accumulated deficit of $209.3 million, working capital of $12.2 million and stockholders’ equity of $0.2 million.

In August 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan Agreement and the amount of the loan balance, plus accrued and unpaid interest, and final payment, and the prepayment fee, and other obligations due the lender would be come immediately payable.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with the December 31, 2014 audited financial statements and include all adjustments, consisting of normal recurring adjustments, that are necessary to fairly state the Company’s financial position as of March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014.

All references in these notes to financial statements to the “Company,” “we,” “us” and “our” refer to Diadexus, Inc. (f/k/a VaxGen, Inc.), a Delaware corporation, unless the context requires otherwise.

2. Summary of Significant Accounting Policies

Except for the policy listed below, the Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2015, and have not changed as of March 31, 2015.

Forward currency contracts:

In March 2014, the Company had entered into a License and Supply Agreement with B.R.A.H.M.S GmbH.  Under the terms of the agreement, the Company paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  The Company may pay up to an additional 500,000 Euros in development and regulatory milestones and up to 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.  In order to reduce its foreign exchange risk, on January 30, 2015, the Company entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The forward contract for March 2015 offset the payment due to B.R.A.H.M.S GmbH in March

2015. The forward contracts do not qualify as a cash flow hedge.  Realized and unrealized gains and losses on the forward contracts are a component of Other income (expense) in the accompanying condensed Statements of Comprehensive Loss. The net fair value of the remaining forward contract at March 31, 2015 of $27,000 is included in Accrued liabilities in the Balance Sheet with the related unrealized loss in Other income (expense) in the Statement of Comprehensive Loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016.  In April 2015, the FASB proposed to defer for one year the effective date of the new revenue standard, with an option that would permit companies to adopt the standard as early as the original effective date.  Early adoption prior to the original effective date is not permitted.  The Company is evaluating the impact of this standard.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” ("ASU 2014-15"). The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern, a responsibility that did not previously exist in GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The Company is currently assessing the future impact of this update to its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03”).. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted.  The Company is evaluating the impact of this standard.

3. Cash and Cash Equivalents

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The following is a summary of cash and cash equivalents at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$9,336	$—	$—	$9,336
Money market funds	4,053	—	—	4,053
Total cash and cash equivalents	$13,389	$—	$—	$13,389

	December 31, 2014
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$10,894	$—	$—	$10,894
Money market funds	4,052	—	—	4,052
Total cash and cash equivalents	$14,946	$—	$—	$14,946

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2015	Level 1	Level 2	Level 3
Assets:
Cash	$9,336	$9,336	$—	$—
Money market funds	4,053	4,053	—	—
Restricted cash	1,400	—	1,400	—
	$14,789	$13,389	$1,400	$—

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	Level 1	Level 2	Level 3
Assets:
Cash	$10,894	$10,894	$—	$—
Money market funds	4,052	4,052	—	—
Restricted cash	1,400	—	1,400	—
	$16,346	$14,946	$1,400	$-

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of March 31, 2015, the notes payable is carried at face value of $15 million less any unamortized debt discount.

The fair value of the forward currency contract is valued based on Level 2 inputs and approximates its book value.  The fair value of the forward contract is based on the future forward rate at period end.  As of March 31, 2015, the forward currency contract fair value of $27,000 was included in Accrued and other current liabilities.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Finished goods	$186	$234
Work in process	81	271
Raw materials	118	73
	$385	$578

5. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Accrued payroll and related expense	999	1,084
Accrued collaborative research obligations	—	612
Accrued restructuring charges	476	736
Accrued Board of Director fees	204	248
Other current liabilities	472	394
Total accrued and other current liabilities	$2,151	$3,074

Accrued research obligations at December 31, 2014 represented approximately $0.6 million in payments payable to B.R.A.H.M.S. GmbH, for the license of three heart failure markers. This balance was settled in March 2015.

6. Concentration of Credit Risk

Revenues from the following customers represented a significant portion of total revenue for the three months ended March 31, 2015 and 2014 and accounts receivable as of March 31, 2015 and December 31, 2014:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
Customer A	31%	30%	41%	7%
Customer B	19%	16%	17%	5%
Customer C	12%	15%	3%	3%
Customer D	8%	5%	8%	8%
Customer E	4%	5%	4%	2%
Total	74%	71%	73%	25%

7. Notes Payable

As noted above, in August 2014, the Company entered into a Loan Agreement with Oxford to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The obligations under the Loan Agreement are payable in 48 monthly installments which began in October 2014, with interest only payments to be made from October 2014 to September 2015, followed by 36 months of equal principal and interest payments. If the Company’s trailing six month revenues equal or exceed $15 million at the end of the fiscal month ending July 31, 2015, the Company may continue to make interest only payments through September 2016 followed by 24 months of equal principal and interest payments. The Company paid an initial fee of $150,000 for access to this loan and will be required to pay an additional $1.5 million following the earlier of loan maturity or termination. The Company may prepay all, but not less than all, of the loan amount with 10 days advance notice to Oxford and payment of a prepayment premium. In connection with the Loan Agreement, the Company issued a warrant to Oxford to purchase 909,090 shares of the Company’s common stock.

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

The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. The Company is also restricted from paying dividends or making other distributions or payments of its capital stock except for repurchases of stock pursuant to employee stock purchase plans, employee restricted stock agreements, stockholder rights plans, director or consultant stock option plans, or similar plans, provided such repurchases do not exceed $250,000 in the aggregate per fiscal year. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan and Security Agreement. As of March 31, 2015, the Company was in compliance with all the covenants.

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

The Company recorded $81,000 of loss from the debt extinguishment as interest expense in August 2014. This amount represented a pre-payment premium pursuant to the Amended Loan and Security Agreement entered into with Comerica Bank.

As of March 31, 2015, future minimum payments for the notes payable are as follows (in thousands):

2015 (remainder of year)	$1,910
2016	5,554
2017	5,554
2018	5,665
Total minimum payments	18,683
Less: Amount representing interest	(3,683)
Present value of minimum payments	15,000
Less: Unamortized debt discount	(373)
Notes payable, net	14,627
Less: Notes payable, current portion	(2,116)
Add: Long term interest payable	308
Non-current portion of notes payable	$12,819

8. Basic and Diluted Net Loss per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

The effect of the options and warrants was anti-dilutive for the three months ended March 31, 2015 and 2014. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of March 31,
	2015	2014
Options to purchase common stock	9,485	9,824
Warrants to purchase common stock	1,175	266
Restricted stock units	-	42
Total	10,660	10,132

9. Stock Based Compensation

Stock Option Plans

The Company records stock-based compensation of stock options and awards granted to employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line or ratable basis, as appropriate.

The Company issued 568,445 shares of common stock for the three months ended March 31, 2015 upon stock option exercises. Additionally, the Company issued 218,182 shares of common stock during the three months ended March 31, 2015 upon vesting of Restricted Stock Units granted as a bonus to the Chairman of the Board of Directors for her performance as Interim Executive Chair in 2014.

The following table summarizes stock compensation expense related to employee stock options and employee stock-based compensation for the three months ended March 31, 2015 and 2014, which was incurred as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Stock-based compensation expense:
General and administrative	$162	$124
Research and development	57	43
Sales and marketing	30	32
Product costs	22	5
Total stock-based compensation expense	$271	$204

Restricted Stock Units

On February 6, 2015, the Company awarded an aggregate of 218,182 fully vested RSUs as a bonus to the Chairman of the Board for her performance as Interim Executive Chair in 2014 with a grant-date fair value equal to approximately $92,000 in the aggregate, or $0.42 per share. Each RSU entitled the recipient to receive one share of the Company’s common stock upon vesting. The fair value of the RSU is based on the Company’s closing stock price on the date of grant. As of March 31, 2015, no RSUs remained outstanding.

10. Restructuring and Other Charges

During the twelve months ended December 31, 2014, the Company incurred $1,238,000 in employee severance costs and $60,000 in other restructuring costs. As of December 31, 2014, the entire balance of $736,000 in restructuring accrual was classified as short-term and recorded within accrued and other current liabilities in the Balance Sheet as the Company expects to pay out the remaining accrual by December 31, 2015.

The following table summarizes changes in the restructuring accrual for the three months ended March 31, 2015 (in thousands):

	Three Months Ended
	March 31, 2015
	Employee Severance Costs	Other Costs	Total
Beginning balance	$688	$48	$736
Charges	—	—	—
Payments	(246)	(14)	(260)
Ending balance	$442	$34	$476

11. Commitments and Contingencies

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

Rent expense for the Company’s facilities was $435,000 and $465,000 for the three months ended March 31, 2015 and 2014, respectively. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $304,000 and $336,000 at March 31, 2015 and December 31, 2014, respectively, is included in the accompanying balance sheets.

As of March 31, 2015, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2015 (remainder of year)	1,994
2016	2,738
Total minimum lease payments	$4,732

Research and Development Commitments and Contingencies

In March 2014, the Company entered into a License and Supply Agreement (the “Agreement”) with B.R.A.H.M.S. GmbH. Under the terms of the Agreement, the Company paid 750,000 Euros in April 2014 and paid another 500,000 Euros in March 2015. The Company may pay up to an additional 500,000 Euros in development and regulatory milestones and up to 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Financial Statements and related Notes included in Item 1 of this Quarterly Report and the Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our products, the PLAC® ELISA Test and the PLAC® Activity Test, (collectively “the PLAC® Tests”), are the only two FDA-cleared tests to measure Lp-PLA2 and are designed to provide information, over and above traditional risk factors, such as cholesterol levels, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection of increased risk and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test measures the mass of circulating Lp-PLA2 in the blood using an enzyme-linked-immunosorbent serologic assay (“ELISA”), the PLAC ELISA Test. The PLAC ELISA Test is to aid in assessing risk for both coronary heart disease (“CHD”) and ischemic stroke associated with atherosclerosis. The PLAC Activity Test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an aid in predicting risk of CHD in patients with no prior history of cardiovascular events.

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

We entered into a Loan and Security Agreement with Comerica Bank in September 2011, which was amended in September 2012 and again in October 2013.This loan was terminated in August, 2014, and a new Loan and Security Agreement was established with Oxford Finance LLC. The new Loan and Security Agreement contained certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and security interests in our assets. We cannot assure you that we will be able to raise any such additional funding in a timely manner if we require funds.

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

Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on March 12, 2015. Except for the new policy below, there have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Forward currency contracts:

In March 2014, we entered into a License and Supply Agreement with B.R.A.H.M.S GmbH.  Under the terms of the agreement, we paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  We may pay up to 500,000 Euros in development and regulatory milestones, up to 1,000,000 Euros in post-launch commercialized milestones, and royalties on future sales.  In order to reduce its foreign exchange risk, on January 30, 2015, we entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The forward contract for March 2015 offset the payment due to B.R.A.H.M.S GmbH in March 2015. The forward contracts do not qualify as a cash flow hedge.  Realized and unrealized gains and losses on the forward contracts are a component of Other income (expense) in the accompanying condensed Statements of Comprehensive Loss. The net fair value of the remaining forward contract at March 31, 2015 of $27,000 is included in Accrued liabilities in the Balance Sheet with the related unrealized loss in Other income (expense) in the Statement of Comprehensive Loss.

Results of Operations

For the Three Months Ended March 31, 2015 and 2014.

Revenues

	Three Months Ended		% Increase
	March 31,		(Decrease)
	2015	2014	2014 to 2015
	(in thousands)
Revenues:
Product sales	$5,527	$5,011	10%
Service revenue	—	349	(100%)
License revenue	—	75	(100%)
Total net revenues	$5,527	$5,435	2%

Revenues by geography are based on the billing address of the customer. The following table sets forth total revenues by geographic area (in thousands):

	Three months ended
	March 31,
	2015	2014
United States	$5,425	$5,311
Europe	102	84
Rest of the world	—	40
	$5,527	$5,435

Revenues are generated from product sales, service revenue, and licensing fees.

The increase in total revenues of approximately $92,000 for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily due to increased product sales of approximately $0.5 million due to increased volume demand for our PLAC

ELISA Test, partially offset by the lack of both service revenues under an agreement with GlaxoSmithKline and license fees during the first three months of 2015.

Our top five customers accounted for 74% of our total revenues for the three months ended March 31, 2015 compared to 71% for the same periods in 2014. Because of this customer concentration and the timing of orders from these customers, our quarterly revenue may fluctuate materially.

Operating Costs and Expenses

Product Costs of revenue

	Three Months Ended		% Increase
	March 31,		(Decrease)
	2015	2014	2014 to 2015
	(in thousands)
Product costs of revenue	$1,569	$1,593	(2%)

Product costs of revenue include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs decreased $24,000 for the three months ended March 31, 2015 as compared to the same period in 2014. This decrease was primarily due to reduced headcount from our reduction in force in the fourth quarter of 2014 partially offset by increased costs of production in line with the increase in sales.

Service costs of revenue

	Three Months Ended		% Increase
	March 31,		(Decrease)
	2015	2014	2014 to 2015
	(in thousands)
Service costs of revenue	$—	$45	(100%)

Service costs of revenue include our expenditures such as personnel and temporary support staff expenses, and lab supply costs are they relate to our service revenue. The 2014 amount reflects expenses incurred in conjunction with providing laboratory services to GlaxoSmithKline during the three months ended March 31, 2014.  There have been no similar services rendered to date in the three months ended March 31, 2015.

Sales and Marketing Expenses

	Three Months Ended		% Increase
	March 31,		(Decrease)
	2015	2014	2014 to 2015
	(in thousands)
Sales and Marketing Expenses	$1,312	$2,481	(47%)

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses decreased $1.2 million for the three months ended March 31, 2015 as compared to the same period in 2014. This decrease primarily reflects a decrease in personnel expenses of approximately $1.0 million due to the reduction in force in the fourth quarter of 2014 and a commensurate reduction in other associated costs including travel and entertainment and office costs.

Research and Development Expenses

	Three Months Ended		% Increase
	March 31,		(Decrease)
	2015	2014	2014 to 2015
	(in thousands)
Research and Development Expenses	$890	$3,041	(71%)

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses decreased $2.2 million for the three months ended March 31, 2015 as compared to the same period in 2014. This decrease primarily reflects a decrease in expenses related to the development of our product pipeline. Research and development expenses in 2014 included $1.7 million for the initial commitment to obtain an exclusive license from B.R.A.H.M.S. GmbH related to certain heart failure biomarkers.  Additional decreases include a reduction of professional services of $0.2 million, reduction of personnel costs of $0.1 million due to our reduction in force in the fourth quarter of 2014, and reductions in other related expenses, such as lab and office costs.

General and Administrative Expenses

	Three Months Ended		% Increase
	March 31,		(Decrease)
	2015	2014	2014 to 2015
	(in thousands)
General and Administrative Expenses	$2,264	$2,143	6%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses increased $0.1 million for the three months ended March 31, 2015 as compared to the same period in 2014. This increase was primarily related to an increase in professional services, partially offset by a decrease of $0.1 million in personnel costs due to our reduction in force in the fourth quarter of 2014.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended		% Increase
	March 31,		(Decrease)
	2015	2014	2014 to 2015
	(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$1	$1	0%
Interest expense	(468)	(219)	114%
Other income (expense), net	16	(2)	(900%)
Total Interest and other income (expense)	$(451)	$(220)	105%

Interest income is derived from cash balances and short-term and long-term investments. Interest expense is based on outstanding debt obligations. Total interest and other income (expense) increased $0.2 million for the three months ended March 31, 2015 as compared to the same period in 2014. This increase primarily reflects an increase in interest expense of approximately $0.2 million due to a larger outstanding balance and higher interest rate under the new credit facility with Oxford Finance LLC as compared to our previous credit facility with Comerica.

Contractual Obligations

Our contractual obligations and future minimum lease payments that are non-cancelable are summarized in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on March 12, 2015. There have been no significant changes to these contractual obligations during the three months ended March 31, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of March 31, 2015, we had an accumulated deficit of $209.3 million, working capital of $12.2 million and stockholders’ equity of $0.2 million.

In August 2014, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. If we breach any of these covenants or are unable to make a required payment of principal or interest, or we experience a material adverse change to our business, it could result in a default under the Loan and Security Agreement and the amount of the loan balance, plus accrued and unpaid interest, and final payment, the prepayment fee, and other obligations due to the lender would be come due immediately. We believe we currently have sufficient capital to fund our operations for at least 12 months.

We may require additional funds to uplist our Common Stock from OTC Bulletin Board to NASDAQ and to broadly commercialize our products and develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us and we may need to implement additional cost cutting actions. The consent of Oxford will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

Cash and Cash Equivalents

As of March 31, 2015, we had cash and cash equivalents of $13.4 million, compared to $14.9 million at December 31, 2014. The decrease of $1.5 million primarily reflects cash used in operating activities of $1.6 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2015, and was primarily related to the net loss of $1.0 million and $1.1 million in cash outflow related to changes in operating assets and liabilities. This was partially offset by non-cash items totaling $0.5 million. Significant non-cash items were $0.3 million in stock-based compensation, $0.1 million in depreciation and amortization, $0.2 million in non-cash interest associated with our term loan, $0.1 million in inventory write off and $(0.2) million in unfavorable lease amortization.

Net cash used in operating activities was $2.2 million for the three months ended March 31, 2014, and was primarily related to the net loss of $4.1 million.  This was offset by $1.6 million cash inflow related to changes in operating assets and liabilities and non-cash items totaling $0.2 million. Significant non-cash items were $(0.2) million in unfavorable lease amortization, $0.1 million in depreciation and amortization, $0.2 million in stock-based compensation and $0.1 million in noncash interest.

Cash Flows from Investing Activities

There was no net cash used in investing activities in the three months ended March 31, 2015.

Net cash used in investing activities in the three months ended March 31, 2014was $67,000, primarily due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities of $56,000 for the three months ended March 31, 2015 consisted entirely of proceeds from stock option exercises.

Net cash used in financing activities in the three months ended March 31, 2014 was $0.7 million and was primarily due to the payment of principal on the Comerica term loan.  The Comerica loan was fully repaid in August 2014 in conjunction with the Loan Agreement with Oxford discussed above.

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

In August 2014, we entered into a loan and security agreement with Oxford. (See Note10 of the Notes to Financial Statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2015.) This loan contains various covenants. If we breach any of these covenants or we are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan.  Upon the occurrence of an event of default under the loan, Oxford could elect to declare all amounts outstanding to be immediately due and payable. If we are unable to repay those amounts, Oxford could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of March 31, 2015, we had cash and cash equivalents of $13.4 million, which consisted of cash and highly liquid money market funds.

During the three months ended March 31, 2015, except for the foreign currency contract disclosed below, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

As noted above in Item 2, we entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in order to reduce our foreign currency risk associated with the License and Supply Agreement with B.R.A.H.M.S GmbH.  Under the terms of the agreement, we paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  We may pay up to 500,000 Euros in development and regulatory milestones and post-launch commercialized milestones up to a total of 1,000,000 Euros and royalties on future sales.  The forward contracts are in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The forward contract for March 2015 offset the payment due to B.R.A.H.M.S GmbH in March 2015. The forward contracts do not qualify as a cash flow hedge.  The net fair value of the remaining forward contract at March 31, 2015 of $27,000 is included in Accrued liabilities in the Balance Sheet.  We do not anticipate material potential losses from the remaining forward currency contract.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are, from time to time, subject to various claims and legal actions during the ordinary course of business. We are not currently party to any material litigation or material legal proceedings.

Item 1A.	Risk Factors

Investing in our common stock involves a very high degree of risk. You should carefully consider the risks described below and all of the other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know of or that we currently deem immaterial may also negatively affect our business, financial condition, operating results, and prospects. In that case, the market price of our common stock could decline, and you could lose all or part of your investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2015.

Risks Relating to Our Business Operations

Our future success depends on our ability to effectively recruit and retain our senior management and other key employees and attract, retain and motivate qualified personnel. *

We depend on the efforts and abilities of our senior management, our research and development staff and a number of other key management, sales, support, technical and administrative services personnel. In particular, we rely on the experience of our senior management, who have specific knowledge of our business and industry that is difficult to replace. If we are unable to attract and retain highly-qualified senior management our business may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. We have experienced significant turnover as we reconstitute our management team.  For example, as previously announced, our former Chief Executive Officer retired from Diadexus in December 2014 and our former Chief Financial Officer and Chief Business Officer both resigned from the Company in September 2014. In March 2015, we have appointed a new Chief Financial Officer, our Chairman of the Board has been appointed as the Chief Executive Officer in April 2015, and we are still actively recruiting for a Chief Commercial Officer. Any failure to effectively manage our business and operations through these transitions or retain new executives and other members of our senior management team could be disruptive to our business operations and have an adverse effect on the execution of our business and commercial strategies, as well as our potential to raise capital.

Competition for experienced, high-quality personnel exists, particularly in the San Francisco Bay Area, and we cannot assure you that we can continue to recruit and retain such personnel. Our failure to hire, train and retain qualified personnel would impair our ability to develop new products and manage our business effectively.

We have engaged in only limited sales and marketing activities for our PLAC Activity product.

PLAC Activity may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits. As is the case with all novel biomarkers, we must establish a market and build that market through physician education and awareness programs. Publication in peer review journals of results from outcome studies using our products will be an important consideration in the adoption by physicians and in the coverage by insurers. Our ability to successfully commercialize PLAC Activity and other diagnostic products and services will depend on many factors, including:

●	whether healthcare providers believe our PLAC Activity and any other diagnostic tests and services that we successfully develop provide sufficient incremental clinical utility;
●	whether we are able to demonstrate that management of individuals based on their Lp-PLA2 levels improves clinical outcomes in clinical studies; and
●	whether health insurers, government health programs and other third-party payers will cover and pay for our diagnostic tests and the amounts they will reimburse.

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

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top five customers accounted for 73% and 25% of our accounts receivable as of March 31, 2015 and December 31, 2014 respectively, and 74% and 71% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. Our dependence on, and the identity of, our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. We are attempting to expand our customer base but in the near term we expect to continue to have customer concentration in fewer than 10 larger customers, and in order to increase revenue will also need to increase the demand from our existing customers.  Even if our customer expansion efforts are successful, our revenues and profitability will continue to be dependent on a very limited number of customers, and we may experience an even higher degree of customer concentration in the future. In addition, many of our existing customers purchase our products without a long-term agreement in place and we expect that our revenues and profitability may be affected by the lack of long-term agreements with customers. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers exert greater influence over our product pricing, which led to a decline in average sales price in past quarters. Such downward pressure on our pricing may continue.

In June 2014, the Office of Inspector General (“OIG”) published a special fraud alert relating to compensation paid by laboratories to referring physicians and physician group practices for blood specimen collection, processing and packaging, and for submitting patient data to a registry or database. The publication is an industry notification posted on the OIG website. This type of compensation continues to be scrutinized by the OIG, including initiating recent enforcement actions, and further guidance from the OIG may have an adverse effect on sales to our customers as the alert could reduce the number of tests ordered by referring physicians and physician group practices.

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

We sell our products primarily through distributors and to laboratory customers, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payers, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Accordingly, third-party payers are increasingly challenging the prices charged for diagnostic tests. Most of these third-party payers may deny coverage and reimbursement if they determine that a product was not medically necessary or not used in accordance with cost-effective treatment methods, or was used for an unapproved indication. With respect to the clinical utility of our products, we have not conducted studies with validated clinical benefit information at a statistical level, which may negatively impact our ability to obtain reimbursement for our products.

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

On April 1, 2014 the Protecting Access to Medicare Act of 2014 (PAMA) was signed into law. It includes the most extensive reform of the Medicare Clinical Fee Schedule (CLFS) since it was established in 1984. Section 216 of PAMA creates a new Section 1834A of the Social Security Act which contains many of the CLFS reforms. Starting on January 1, 2017, most rates on the CLFS will be derived from private payer rates for laboratory services. It is not clear how these changes in rates will impact us. However, reduced rates could materially impact our future revenues.

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

●

preparing, filing and distributing periodic and current reports under the Exchange Act for a larger operating business and complying with other Exchange Act requirements applicable to public companies;

●	maintaining and updating internal policies, such as those relating to insider trading and disclosure controls and procedures;
●	involving and retaining to a greater degree outside counsel and accountants in the above activities; and
●	establishing and maintaining an investor relations function, including the provision of certain information on our website.

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

Before we can market or sell a new product or a significant modification to an existing product in the US, we must obtain either clearance under Section 510(k) of the FDCA, or approval of a pre-market approval application (“PMA”), from the FDA, unless an exemption applies. In the 510(k) clearance process, the applicant must demonstrate to the FDA’s satisfaction that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to obtain clearance from the FDA to market the proposed device. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including:

●	we may not be able to demonstrate to the FDA’s satisfaction that our products are substantially equivalent to lawful predicate devices or safe and effective for their intended uses;
●	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
●	the manufacturing process or facilities we use may not meet applicable requirements; and
●	changes in FDA clearance or approval policies or the adoption of new regulations may require additional data.

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

Many national, regional, and local laws and regulations, including the recently enacted healthcare reform legislation, have not been fully implemented by the regulatory authorities or adjudicated by the courts, and these provisions are open to a variety of interpretations. In the ordinary course of business, we must frequently make judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to various sanctions, including substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. Such sanctions could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business. In addition, in January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program. The FDA issued its recommendations and proposed action items in response to concerns from both within and outside of the FDA about the 510(k) program. The FDA is in the process of issuing guidance on the specific modifications or clarifications that the FDA intends to make to its guidance, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process. The FDA’s announced action items signal that additional regulatory requirements are likely. The FDA intends to issue a variety of draft guidance and regulations which, when fully implemented, could impose additional regulatory requirements upon us, which could delay our ability to obtain new clearances, increase the cost of compliance, or restrict our ability to maintain our current 510(k) clearances. In July 2014, the FDA issued  the “Benefit-Risk Factors to Consider When Determining Substantial Equivalence in Premarket Notifications [510(k)] with Different Technology Characteristics”. This draft guidance is intended to improve predictability, consistency, and transparency of the 510(k) premarket review process.

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

In June 2014, the Office of the Inspector General, (“OIG”) issued a Special Fraud Alert and issued additional clarifying guidelines and advisory opinions addressing the general subject of remuneration offered and paid by laboratories to referring physicians. This type of compensation continues to be scrutinized by the OIG, including initiating recent enforcement actions, and at the present time, we cannot predict the responses by our customers to the OIG’s focus on the practices identified in the anti-fraud alerts.

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

●

the federal Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

●

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

●

federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and
●

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

We may require additional funds to uplist our Common Stock from the OTC Bulletin Board to NASDAQ and to broadly commercialize our products and to develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us. The consent of Oxford Finance LLC will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

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

In September 2014, we entered into a Loan and Security Agreement with Oxford Finance LLC (the “Loan and Security Agreement”). The Loan and Security Agreement contains a number of affirmative and restrictive covenants. These covenants limit our ability to, among other things:

●	Dispose of property;
●	Merge, consolidate or acquire another entity;
●	Incur additional indebtedness;
●	Enter into transactions with affiliates;
●	Pay dividends or make other distributions or payments on our capital stock.

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

We have a history of losses, we expect to incur losses for at least the next few years, and we may never achieve profitability.

We have incurred substantial net losses since our inception. Our accumulated deficit was $209.3 million at March 31, 2015. For the three months ended March 31, 2015 and 2014, we incurred net losses of $1.0 million and $4.1 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Moreover, we are solely dependent on our two PLAC tests for revenues. We expect that the PLAC tests will account for a substantial portion of our revenue for the foreseeable future. We do not know if both of our PLAC Tests will be accepted broadly by the market over the long-term and it is possible that the demand for the product may decline over time, and any quarter or other period of profitability may not be sustainable without continued growth in sales of both of our products. Even with our 510(k) FDA clearance, we may never be able to successfully commercialize PLAC Activity in the US. Any decline in demand or failure of our PLAC tests to penetrate current or new markets significantly could have a material adverse effect on our business, financial condition, and results of operations. Moreover, the sale of PLAC tests may not continue to stabilize, and any reduction in demand from one or more of our major customers would have a significant impact on our ability to achieve and maintain profitability.

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

Our success depends, in large part, on our ability to protect proprietary discoveries, technology, brands, creative works, and diagnostic tests under the patent and other intellectual property laws of the US and other countries, so that we can seek to prevent others from unlawfully using our proprietary inventions and information. We hold issued patents in the US covering PLAC ELISA and PLAC Activity. Certain patents for PLAC ELISA and PLAC Activity expire in 2015.  We continue to review new patent applications but there can be no assurance that these patent applications will be used or any issued patents will maintain a competitive advantage for our PLAC ELISA and PLAC Activity products.

While there can be no assurance that our other intellectual property or regulatory barriers may further protect our PLAC ELISA and PLAC Activity products, we believe that there are manufacturing and regulatory barriers to competition that may limit the ability of potential competitors to achieve a clinical performance level comparable to our PLAC ELISA and PLAC Activity products.

We have also filed or have licensed rights to a number of patent applications that are in an early stage of prosecution, and we cannot make any assurances that any of the pending patent applications will become issued and enforceable patents. In addition, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

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

We have an exclusive license from GlaxoSmithKline (formerly SmithKlineBeecham plc) and a co-exclusive license from ICOS Corporation (“ICOS”), subsequently acquired by Eli Lilly and Company, to practice and commercialize technology covered by several issued and pending US patents and their foreign counterparts. Some of these licensed patents covering composition of matter and cardiovascular diagnostic claims have different expiration dates from 2015 through 2016, which may limit our ability to generate future revenue from products claimed under those exclusive and co-exclusive licenses. While we have a family of issued patents and pending applications directed to the measurement of Lp-PLA2 activity in the presence of an inhibitor of Lp-PLA2 activity that have expiration dates ranging from 2025 to 2026. There can be no assurance that those patent applications will be issued or that any issued patents will maintain a competitive advantage for our Lp-PLA2 products.

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

Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded “over the counter” typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Stock Market, due to the fact that OTC trading volumes are generally significantly lower than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price, particularly where the trading price of the stock price is relatively low. The trading price of our common stock has been and is likely to continue to be extremely volatile. Some of the many factors that may cause the market price of our common stock to fluctuate include, in no particular order:

●	Our ability to grow our established business based on two FDA-cleared products;
●	Our ability to launch and commercialize potential new products, that we might be able to develop;
●	Actions taken by regulatory authorities with respect to our products;
●	The progress and results of our product development efforts or those of our competitors;
●	Significant changes to our executive team or other members of senior management;
●	The outcome of legal actions to which we may become a party;
●	Changes in our strategy and competitive positioning;
●	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; and
●	Restatements of our financial results and/or material weaknesses in our internal controls.

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

Our business and operations could be negatively affected as a result of actions of activist stockholders.

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors through various corporate actions, including Board nominations and proxy contests. We may become subject to one or more campaigns by stockholders who desire to increase stockholder value in the short term. If we become engaged in a proxy contest with an activist stockholder in the future, our business and operations could be adversely affected as responding to such contests or other activist stockholder actions would be costly and time-consuming, and we would expect that such actions would disrupt our operations and divert the attention of management and our employees from executing our strategic plans and product launch. In addition, if individuals are elected to our Board with a specific agenda or without relevant experience or expertise, it may adversely affect the ability of the Board to function effectively as well as our ability to effectively and timely implement our strategic plans, which are focused on long-term shareholder value. Any perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of our Board may lead to the perception of a change in the direction of our business and instability or lack of continuity with respect to our products which may cause concerns for our customers or be exploited by our competitors.  As a result, we could experience significant volatility and a decline of our stock price, the loss of potential business opportunities and difficulties in attracting and retaining qualified personnel and customers.  For example, we recently entered into a settlement agreement with an activist stockholder pursuant to which we nominated a mutually acceptable candidate for election at our 2015 annual meeting of stockholders.  There can be no assurance that we will not be subject to additional campaigns by other stockholders now or in the future.

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

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1#	Offer letter, effective March 16, 2015 by and between diaDexus, Inc. and Leone D. Patterson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

diaDexus, Inc.
Date: May 14, 2015	By:	/s/ Lori F. Rafield
Lori F. Rafield
Chairman, Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2015	By:	/s/ Leone D. Patterson
Leone D. Patterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

10.1#	Offer letter, effective March 16, 2015 by and between diaDexus, Inc. and Leone D. Patterson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract or compensatory plan or arrangement