Form 10-Q
period 2015-06-30
Diadexus, Inc.
filed 2015-08-13
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 3,838,376 as of August 11, 2015.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,092	$14,946
Accounts receivable, net of reserve of $910 and $6 at June 30, 2015 and December 31, 2014, respectively	2,270	4,101
Inventory, net	274	578
Prepaid expenses and other current assets	376	500
Total current assets	15,012	20,125
Restricted cash	1,400	1,400
Property and equipment, net	441	637
Other long-term assets	95	131
Total assets	$16,948	$22,293
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$595	$1,023
Notes payable, current portion	3,298	957
Deferred revenues, current portion	—	120
Deferred rent, current portion	168	128
Unfavorable lease obligations	887	820
Accrued and other current liabilities	2,153	3,074
Total current liabilities	7,101	6,122
Non-current portion of notes payable	11,824	13,791
Non-current portion of deferred rent	104	208
Non-current portion of unfavorable lease obligation	491	957
Other long term liabilities	387	369
Total liabilities	$19,907	$21,447
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred Stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 3,835,636 and 3,783,195 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	38	38
Additional paid-in capital	209,684	209,171
Accumulated deficit	(212,681)	(208,363)
Total stockholders' (deficit) equity	(2,959)	846
Total liabilities and stockholders' (deficit) equity	$16,948	$22,293

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues:
Product sales	$4,451	$6,566	$9,978	$11,577
Service revenue	120	1,035	120	1,384
License revenue	—	75	—	150
Total revenues	4,571	7,676	10,098	13,111
Operating costs and expenses:
Product costs of revenue	1,477	1,810	3,046	3,403
Service costs of revenue	—	142	—	187
Sales and marketing	1,220	2,648	2,532	5,129
Research and development	1,684	1,247	2,574	4,288
General and administrative	2,172	2,076	4,436	4,219
Provision for doubtful accounts	904	2	904	2
Total operating costs and expenses	7,457	7,925	13,492	17,228
Loss from operations	(2,886)	(249)	(3,394)	(4,117)
Interest income, interest expense and other income (expense), net:
Interest income	—	—	1	1
Interest expense	(471)	(205)	(939)	(424)
Other income (expense), net	12	13	28	11
Loss before income tax	(3,345)	(441)	(4,304)	(4,529)
Income tax provision	(3)	—	(14)	(12)
Net loss	$(3,348)	$(441)	$(4,318)	$(4,541)
Net loss and Comprehensive loss	$(3,348)	$(441)	$(4,318)	$(4,541)
Basic and diluted net loss per share:	$(0.87)	$(0.12)	$(1.13)	$(1.24)
Weighted average shares used in computing basic and diluted net loss per share	3,835,636	3,662,535	3,814,004	3,657,024

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
	(unaudited)
Operating activities:
Net loss	$(4,318)	$(4,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment and assets held for sale	—	(5)
Depreciation and amortization	204	280
Stock-based compensation	457	351
Provision for doubtful accounts	904	2
Noncash other (income) expense	19	17
Noncash interest associated with notes payable	415	122
Unfavorable lease	(399)	(339)
Inventory write off and obsolescence reserve	200	—
Changes in operating assets and liabilities
Accounts receivable	927	(1,408)
Inventory	104	107
Prepaid expenses, other current assets and other long-term assets	118	(58)
Accounts payable	(429)	169
Accrued liabilities and other long term liabilities	(920)	478
Deferred rent	(64)	(26)
Deferred revenue	(120)	(119)
Net cash used in operating activities	(2,902)	(4,970)
Investing activities:
Purchases of property and equipment	(8)	(139)
Proceeds from sale of assets	—	4
Net cash provided used in investing activities	(8)	(135)
Financing activities:
Principal repayment of notes payable	—	(1,428)
Proceeds from issuance of common stock	56	102
Net cash provided by (used in) financing activities	56	(1,326)
Net decrease in cash and cash equivalents	(2,854)	(6,431)
Cash and cash equivalents, beginning of period	14,946	16,847
Cash and cash equivalents, end of period	$12,092	$10,416

See accompanying notes to condensed financial statements.

Diadexus, Inc.

Notes to Condensed Financial Statements

1. Business Overview

Formation of the Company

Diadexus, Inc., a Delaware corporation, is a diagnostics company developing and commercializing products that deliver healthcare providers relevant information to assist in the management of their patients throughout the course of cardiac disease.  Our capabilities include proprietary manufacturing, assay development, FDA regulatory clearances, and marketing and selling products.  These capabilities have enabled our evolution from a single-product business into a multi-product company with growth potential to develop additional products from our portfolio of advanced cardiac biomarkers. Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of June 30, 2015, we had an accumulated deficit of $212.7 million, working capital of $7.9 million and stockholders’ deficit of $3.0 million.

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

We may require additional funds to uplist our Common Stock from the OTC Bulletin Board to NASDAQ and to broadly commercialize our products and develop new products. Our ability to fund our operations and to conduct the required development and commercialization activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us and we may need to implement additional cost cutting actions. The consent of Oxford Finance LLC will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with the December 31, 2014 audited financial statements and include all adjustments, consisting of normal recurring adjustments, that are necessary to fairly state the Company’s financial position as of June 30, 2015, results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014.

Effective June 30, 2015, the Company consummated a 1-for-15 reverse split of all issued and outstanding shares of common stock and concurrently reduced the number of authorized common stock to 50,000,000 shares.  All share and per share amounts have been adjusted to reflect this reverse split.

All references in these notes to financial statements to the “Company,” “we,” “us” and “our” refer to Diadexus, Inc., a Delaware corporation, unless the context requires otherwise.

2. Summary of Significant Accounting Policies

Except for the policy listed below, the Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2015, and have not changed as of June 30, 2015.

Forward currency contracts:

In March 2014, the Company entered into a License and Supply Agreement with B.R.A.H.M.S. GmbH.  Under the terms of the agreement, the Company paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  The Company paid an additional 500,000 Euros in development and regulatory milestones in June 2015 and may pay up to 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.  In order to reduce its foreign exchange risk, on January 30, 2015, the Company entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The forward contract for March 2015 offset the payment due to B.R.A.H.M.S. GmbH in March 2015. The latter contract was offset by a spot contract in June 2015 when the developmental milestone was reached. The forward contracts did not qualify as a cash flow hedge.  Realized and unrealized gains and losses on the forward contracts are a component of Other income (expense) in the accompanying condensed Statements of Comprehensive Loss. At June 30, 2015, there were no forward contracts outstanding.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for public entities for annual periods, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted.  The Company will adopt the provisions of ASU 2014-09 for the fiscal year beginning January 1, 2018, and is currently evaluating the impact of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern, a responsibility that did not previously exist in GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016. The Company is currently assessing the future impact of this update to its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted.  The Company is evaluating the impact of this standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330):  “Simplifying the Measurement of Inventory (“ASU 2015-11”), which permits companies to measure inventory at the lower of cost and net realizable value.  ASU 2015-11 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016.  Early adoption is permitted.  The Company is evaluating the impact of this standard.

3. Cash and Cash Equivalents

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The following is a summary of cash and cash equivalents at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$4,044	$—	$—	$4,044
Money market funds	8,048	—	—	8,048
Total cash and cash equivalents	$12,092	$—	$—	$12,092

	December 31, 2014
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$10,894	$—	$—	$10,894
Money market funds	4,052	—	—	4,052
Total cash and cash equivalents	$14,946	$—	$—	$14,946

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents) measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2015	Level 1	Level 2	Level 3
Assets:
Cash	$4,044	$4,044	$—	$—
Money market funds	8,048	8,048	—	—
Restricted cash	1,400	—	1,400	—
	$13,492	$12,092	$1,400	$—

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	Level 1	Level 2	Level 3
Assets:
Cash	$10,894	$10,894	$—	$—
Money market funds	4,052	4,052	—	—
Restricted cash	1,400	—	1,400	—
	$16,346	$14,946	$1,400	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of June 30, 2015, the notes payable is carried at face value of $15 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory, net

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Finished goods	$161	$234
Work in process	4	271
Raw materials	109	73
	$274	$578

5. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Accrued payroll and related expense	876	1,084
Accrued collaborative research obligations	184	612
Accrued restructuring charges	338	736
Accrued Board of Director fees	77	248
Accrued professional services	230	147
Other current liabilities	448	247
Total accrued and other current liabilities	$2,153	$3,074

Accrued research obligations at December 31, 2014 represented approximately $0.6 million in payments payable to B.R.A.H.M.S. GmbH, for the license of three heart failure markers. This balance was settled in March 2015.

6. Concentration of Credit Risk

Revenues from the following customers represented a significant portion of total revenue for the three and six months ended June 30, 2015 and 2014 and accounts receivable as of June 30, 2015 and December 31, 2014:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Customer A	10%	34%	22%	32%	0%	7%
Customer B	20%	15%	19%	15%	22%	5%
Customer C	19%	13%	15%	14%	16%	3%
Customer D	12%	5%	10%	5%	15%	8%
Customer E	5%	2%	4%	3%	3%	2%
Total	66%	69%	70%	69%	56%	25%

On June 7, 2015, the Company’s largest customer (Customer A in the table above), Health Diagnostic Laboratory, (“HDL”) filed for Chapter 11 bankruptcy.  The Company recorded a $0.9 million allowance for doubtful accounts to fully reserve against the HDL accounts receivable.  The Company continues to sell to HDL on a “cash-in-advance” basis subsequent to the bankruptcy filing.

7. Notes Payable

As noted above, in August 2014, the Company entered into a Loan Agreement with Oxford to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The obligations under the Loan Agreement are payable in 48 monthly installments which began in October 2014, with interest only payments to be made from October 2014 to September 2015, followed by 36 months of equal principal and interest payments. If the Company’s trailing six month revenues equal or exceed $15 million at the end of the fiscal month ending July 31, 2015, the Company may continue to make interest only payments through September 2016 followed by 24 months of equal principal and interest payments. The Company paid an initial fee of $150,000 for access to this loan and will be required to pay an additional $1.5 million following the earlier of loan maturity or termination. The Company may prepay all, but not less than all, of the loan amount with 10 days advance notice to Oxford and payment of a prepayment premium. In connection with the Loan Agreement, the Company issued a warrant to Oxford to purchase 60,606 shares of the Company’s common stock.

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

As of June 30, 2015, future minimum payments for the notes payable are as follows (in thousands):

2015 (remainder of year)	$1,649
2016	5,554
2017	5,554
2018	5,665
Total minimum payments	18,422
Less: Amount representing interest	(3,422)
Present value of minimum payments	15,000
Less: Unamortized debt discount	(329)
Notes payable, net	14,671
Less: Notes payable, current portion	(3,298)
Add: Long term interest payable	451
Non-current portion of notes payable	$11,824

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

The effect of the options and warrants was anti-dilutive for the three and six months ended June 30, 2015 and 2014. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of June 30,
	2015	2014
Options to purchase common stock	627	664
Warrants to purchase common stock	191	18
Restricted stock units	—	3
Total	818	684

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

The Company issued 37,896 shares of common stock for the six months ended June 30, 2015, upon stock option exercises. Additionally, the Company issued 14,545 shares of common stock during the six months ended June 30, 2015 upon vesting of Restricted Stock Units granted as a bonus to the Chairman of the Board of Directors for her performance as Interim Executive Chair in 2014.  There were no stock option exercises during the three months ended June 30, 2015.

The following table summarizes stock compensation expense related to employee stock options and employee stock-based compensation for the three and six months ended June 30, 2015 and 2014, which was incurred as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock-based compensation expense:
General and administrative	$106	$139	$268	$263
Research and development	51	(30)	108	13
Sales and marketing	7	31	37	63
Product costs	22	7	44	12
Total stock-based compensation expense	$186	$147	$457	$351

Restricted Stock Units

On February 6, 2015, the Company awarded an aggregate of 14,545 fully vested RSUs as a bonus to the Chairman of the Board for her performance as Interim Executive Chair in 2014 with a grant-date fair value equal to approximately $92,000 in the aggregate, or $6.30 per share. Each RSU entitled the recipient to receive one share of the Company’s common stock upon vesting. The fair value of the RSU is based on the Company’s closing stock price on the date of grant. As of June 30, 2015, no RSUs remained outstanding.

Warrants

On June 30, 2015, the Board of the Company approved the issuance of a warrant to purchase 112,667 shares of the Company’s common stock with an exercise price of $6.00 per share to Lori Rafield, Ph.D., the Company’s Chief Executive Officer.  The warrant bears an exercise price above the fair market value of the common stock of the Company and was issued in order to satisfy the terms of Dr. Rafield’s employment agreement as the Chief Executive Officer in lieu of a stock option grant for the same number of shares of common stock of the Company that the Board previously approved in connection with her employment.  The warrant vests ratably in equal monthly installments over 48 months and expires on June 30, 2025.  The fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 74.05%, risk-free rate of 1.63%, exercise price of $6.00 and expected life of 5.02 years.  The fair value of the warrant was determined to be $331,000 and is amortized over the vesting period on a straight-line basis.

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

The following table summarizes changes in the restructuring accrual for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Employee Severance Costs	Other Costs	Total	Employee Severance Costs	Other Costs	Total
Beginning balance	$442	$34	$476	$688	$48	$736
Charges	—	(13)	(13)	—	(13)	(13)
Payments	(113)	(12)	(125)	(359)	(26)	(385)
Ending balance	$329	$9	$338	$329	$9	$338

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

Rent expense for the Company’s facilities was $431,000 and $866,000 for the three and six months ended June 30, 2015, respectively, and $460,000 and $925,000 for the three months and six months ended June 30, 2014, respectively. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $272,000 and $336,000 at June 30, 2015 and December 31, 2014, respectively, is included in the accompanying balance sheets.

As of June 30, 2015, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2015 (remainder of year)	1,329
2016	2,738
Total minimum lease payments	$4,067

Research and Development Commitments and Contingencies

In March 2014, the Company entered into a License and Supply Agreement (the “Agreement”) with B.R.A.H.M.S. GmbH. Under the terms of the Agreement, the Company paid 750,000 Euros in April 2014 and paid another 500,000 Euros in March 2015. The Company paid an additional 500,000 Euros in development and regulatory milestones in June 2015 and may pay up to 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Financial Statements and related Notes included in Item 1 of this Quarterly Report and the Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 12, 2015, or our 2014 Annual Report..

Overview

We are a life sciences company focused on developing and commercializing proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease (“CVD”). We sell our diagnostic products to laboratories. Physicians order testing for their patients from these laboratories and use the results to aid in assessing their patients’ risk for CVD.

Our company was initially incorporated in November 1995. In July 2010, we completed a reverse merger with former Diadexus, Inc., which was the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GlaxoSmithKline”)) and Incyte Pharmaceuticals, Inc. Upon formation in September 1997, SmithKlineBeecham Corporation granted former Diadexus, Inc. an exclusive license to certain diagnostic intellectual property, including exclusive rights to develop diagnostic assays for lipoprotein-associated phospholipase A2 (“Lp-PLA2”). In November 2010, in connection with the reverse merger, we changed our name to diaDexus, Inc. On June 30, 2015 we changed our name to Diadexus, Inc.

Our products, the PLAC® ELISA Test and the PLAC® Activity Test, (collectively “the PLAC® Tests”), are the only two FDA-cleared tests to measure Lp-PLA2 and are designed to provide information, over and above traditional risk factors, such as cholesterol levels, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection of increased risk and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test measures the concentration of circulating Lp-PLA2 in the blood using an enzyme-linked-immunosorbent serologic assay (“ELISA”) - the PLAC ELISA Test. The PLAC ELISA Test aids in assessing risk for both coronary heart disease (“CHD”) and ischemic stroke associated with atherosclerosis. The PLAC Activity Test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an aid in predicting risk of CHD in patients with no prior history of cardiovascular events.

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

We entered into a Loan and Security Agreement with Comerica Bank in September 2011, which was amended in September 2012 and again in October 2013.This loan was terminated in August 2014, and a new Loan and Security Agreement was established with Oxford Finance LLC. The new Loan and Security Agreement contains certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and security interests in our assets. We cannot assure you that we will be able to raise any such additional funding in a timely manner if we require funds.

Effective June 30, 2015, we consummated a 1-for-15 reverse split of all issued and outstanding shares of common stock and concurrently reduced the authorized number of common stock to 50,000,000 shares.  All share and per share amounts have been adjusted to reflect this reverse split.

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

Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report. Except for the new policy below, there have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Forward currency contracts:

In March 2014, we entered into a License and Supply Agreement with B.R.A.H.M.S. GmbH.  Under the terms of the agreement, we paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  We paid an additional 500,000 Euros in development and regulatory milestones in June 2015, may pay up to 1,000,000 Euros in post-launch commercialized milestones, and royalties on future sales.  In order to reduce its foreign exchange risk, on January 30, 2015, we entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The forward contract for March 2015 offset the payment due to B.R.A.H.M.S. GmbH in March 2015. The latter contract was offset by a spot contract in June 2015 when the developmental milestone was reached.  The forward contracts did not qualify as a cash flow hedge.  Realized and unrealized gains and losses on the forward contracts are a component of Other income (expense) in the accompanying condensed Statements of Comprehensive Loss. At June 30, 2015, there were no forward contracts outstanding.

Results of Operations

For the Three and Six Months Ended June 30, 2015 and 2014.

Revenues

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Revenues:
Product sales	$4,451	$6,566	(32%)	$9,978	$11,577	(14%)
Service revenue	120	1,035	(88%)	120	1,384	(91%)
License revenue	—	75	(100%)	—	150	(100%)
Total net revenues	$4,571	$7,676	(40%)	$10,098	$13,111	(23%)

Revenues by geography are based on the billing address of the customer. The following table sets forth total revenues by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$4,427	$7,569	$9,849	$12,881
Europe	144	73	249	162
Rest of the world	—	34	—	68
	$4,571	$7,676	$10,098	$13,111

Revenues are generated from product sales, service revenue, and licensing fees.

The decrease in total revenues of approximately $3.1 million for the three months ended June 30, 2015 as compared to the same period in 2014 is primarily due to decreased product sales of approximately $2.1 million and a reduction of service revenue of approximately $0.9 million.  The reduction in product sales is due to our largest customer, Health Diagnostics Laboratory, or HDL, filing for Chapter 11 bankruptcy on June 7, 2015. Total sales to HDL declined $2.0 million between periods.  Subsequent to the bankruptcy filing, we continue to do business with HDL on a “cash-in-advance” basis. Service revenue recorded during the three months ended June 30, 2015 represents recognition of the final payment received from GlaxoSmithKline upon disposition of the final samples from services performed under our contract from 2014.  No further revenue is expected from this contract.  There were no license fees during the three months ended June 30, 2015.

The decrease in total revenues of approximately $3.0 million for the six months ended June 30, 2015 as compared to the same period in 2014 is primarily due to decreased product sales of $1.6 million, decreased service revenue of approximately $1.3 million and no license fee revenue during 2015.  As mentioned above, the reduction in product sales is primarily due to our largest customer, Health Diagnostics Laboratory, or HDL, filing for Chapter 11 bankruptcy on June 7, 2015. Total sales to HDL declined $2.0 million between periods.  This decline was partially offset by increased product sales to national and regional laboratories.

Our top five customers accounted for 66% and 70% of our total revenues for the three and six months ended June 30, 2015, respectively, compared to 69% and 69% for the same periods in 2014. Because of this customer concentration, in particular the recent bankruptcy of HDL, and the timing of orders from these customers, our quarterly revenue may fluctuate materially.

Operating Costs and Expenses

Product Costs of revenue

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Product costs of revenue	$1,477	$1,810	(18%)	$3,046	$3,403	(10%)

Product costs of revenue include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs decreased $0.3 million for the three months ended June 30, 2015 as compared to the same period in 2014. This decrease was primarily due to decreased sales as noted above and reduced headcount following the restructuring implemented in the fourth quarter of 2014.  This decrease was partially offset by an increase of $0.1 million in reserve for inventory obsolescence and costs associated with shipments to HDL during the three months ended June 30, 2015 prior to HDL’s declaration of bankruptcy for which no revenue was recognized due to the lack of collectability.

Product costs decreased $0.4 million for the six months ended June 30, 2015 as compared to the same period in 2014.  As noted above, this decrease is due to decreased sales as well as reduced headcount following the restructuring implemented in the fourth quarter of 2014 partially offset by costs associated with shipments to HDL during the three months ended June 30, 2015.

Service costs of revenue

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Service costs of revenue	$—	$142	(100%)	$—	$187	100%

Service costs of revenue include our expenditures such as personnel and temporary support staff expenses, and laboratory supplies consumed in the performance of required laboratory procedures related to our service revenue. The 2014 amount reflects expenses incurred in conjunction with providing laboratory services to GlaxoSmithKline during the three and six months ended June 30, 2014.  Service costs incurred during the three and six months ended June 30, 2015 were negligible and consisted of the disposition of the final samples from services performed under our contract with GlaxoSmithKline from 2014.

Sales and Marketing Expenses

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Sales and Marketing Expenses	$1,220	$2,648	(54%)	$2,532	$5,129	(51%)

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses decreased $1.4 million for the three months ended June 30, 2015 as compared to the same period in 2014. This decrease primarily reflects a decrease in personnel expenses of approximately $1.0 million following the restructuring implemented in the fourth quarter of 2014 and a commensurate reduction in other associated costs including travel and entertainment and office costs.

Sales and marketing expenses decreased $2.6 million for the six months ended June 30, 2015 as compared to the same period in 2014.  The decrease primarily reflects $2.0 million reduction in personnel expenses following the restructuring noted above as well as reduced travel, entertainment and other office costs generally related to the restructuring.

Research and Development Expenses

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Research and Development Expenses	$1,684	$1,247	35%	$2,574	$4,288	(40%)

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses increased $0.4 million for the three months ended June 30, 2015 as compared to the same period in 2014. This increase primarily reflects an increase in expenses related to the development of our product pipeline. Research and development expenses in 2015 included $0.6 million for reaching a milestone in our agreement with B.R.A.H.M.S. GmbH related to certain heart failure biomarkers.  Partially offsetting this increase are decreases in lab and office related costs following the restructuring implemented in the fourth quarter of 2014.

Research and development expenses decreased $1.7 million for the six months ended June 30, 2015 as compared to the same period in 2014. This decrease primarily reflects a decrease in expenses related to the development of our product pipeline. Research and development expenses in 2014 included $1.7 million for the initial commitment to obtain an exclusive license from B.R.A.H.M.S. GmbH related to certain heart failure biomarkers versus $0.6 million in a milestone payment to B.R.A.H.M.S. during the six months ended June 30, 2015.  Additional decreases include a reduction of professional services, reduction of personnel costs following the restructuring implemented in the fourth quarter of 2014, and reductions in other related expenses, such as lab and office costs.

General and Administrative Expenses

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
General and Administrative Expenses	$2,172	$2,076	5%	$4,436	$4,219	5%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses increased $0.1 million for the three months ended June 30, 2015 as compared to the same period in 2014. This increase was primarily related to an increase in professional services, partially offset by a decrease of $0.1 million in personnel costs following the restructuring implemented in the fourth quarter of 2014.

General and administrative expenses increased $0.2 million for the six months ended June 30, 2015 as compared to the same period in 2014. This increase was primarily related to an increase in professional services, partially offset by a decrease of $0.2 million in personnel costs following the restructuring implemented in the fourth quarter of 2014.

Provision for doubtful accounts

Provision for doubtful accounts incurred during 2015 relates to the June 7, 2015 Chapter 11 bankruptcy filing of HDL.  We recorded a $0.9 million allowance for doubtful accounts to fully reserve against the HDL accounts receivable.  As noted above, we continue to sell to HDL on a “cash-in-advance” basis subsequent to their bankruptcy filing.  There was no similar expense in the comparable period in 2014.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$—	$—	0%	$1	$1	0%
Interest expense	(471)	(205)	130%	(939)	(424)	121%
Other income (expense), net	12	13	(8%)	28	11	155%
Total Interest and other income (expense)	$(459)	$(192)	139%	$(910)	$(412)	121%

Interest income is derived from cash balances and short-term and long-term investments. Interest expense is based on outstanding debt obligations. Total interest and other income (expense) increased $0.3 million for the three months ended June 30, 2015 as compared to the same period in 2014. This increase primarily reflects an increase in interest expense of approximately $0.3 million due to a larger outstanding balance and higher interest rate under the new credit facility with Oxford Finance LLC as compared to our previous credit facility with Comerica.

Total interest and other income (expense) increased $0.5 million for the six months ended June 30, 2014 as compared to the same period in 2014.  As mentioned above, this increase primarily reflects an increase in interest expense of approximately $0.5 million due to a larger outstanding balance and higher interest rate under the new credit facility with Oxford Finance LLC as compared to our previous credit facility with Comerica.

Contractual Obligations

Our contractual obligations and future minimum lease payments that are non-cancelable are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report. There have been no significant changes to these contractual obligations during the six months ended June 30, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of June 30, 2015, we had an accumulated deficit of $212.7 million, working capital of $7.9 million and stockholders’ deficit of $3.0 million.

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

Cash and Cash Equivalents

As of June 30, 2015, we had cash and cash equivalents of $12.1 million, compared to $14.9 million at December 31, 2014. The decrease of $2.8 million primarily reflects cash used in operating activities of $2.9 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $2.9 million for the six months ended June 30, 2015, and was primarily related to the net loss of $4.3 million and $0.4 million in cash outflow related to changes in operating assets and liabilities. This was partially offset by non-cash items totaling $1.8 million. Significant non-cash items were $0.9 million allowance for bad debts associated with the HDL bankruptcy filing in June 2015, $0.5 million in stock-based compensation, $0.2 million in depreciation and amortization, $0.4 million in non-cash interest associated with our term loan, $0.2 million in inventory write off and reserve for obsolescence and $(0.4) million in unfavorable lease amortization.

Net cash used in operating activities was $5.0 million for the six months ended June 30, 2014, and was primarily related to the net loss of $4.5 million and $0.9 million in cash outflow related to changes in operating assets and liabilities.  This was partially offset by non-cash items totaling $0.4 million Significant non-cash items were $0.4 million in stock-based compensation, $0.3 million in depreciation and amortization, $0.1 million in noncash interest and $(0.3) million in unfavorable lease amortization.

Cash Flows from Investing Activities

There was minimal net cash used in investing activities to purchase property and equipment in the six months ended June 30, 2015.

Net cash used in investing activities in the six months ended June 30, 2014 was $0.1 million, primarily due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities of $56,000 for the six months ended June 30, 2015 consisted entirely of proceeds from stock option exercises.

Net cash used in financing activities in the six months ended June 30, 2014 was $1.3 million and was primarily due to the payment of principal on the Comerica term loan.  The Comerica loan was fully repaid in August 2014 in conjunction with the Loan Agreement with Oxford discussed above.  This was partially offset by $0.1 million of proceeds from stock option exercises.

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

We have incurred substantial losses since inception, and expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. To date, we have funded our operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from the sale of products and provision of services.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of June 30, 2015, we had cash and cash equivalents of $12.1 million, which consisted of cash and highly liquid money market funds.

During the six months ended June 30, 2015, except for the foreign currency contract disclosed below, there were no material changes to our market risk disclosures as set forth in. “Quantitative and Qualitative Disclosure About Market Risk” in our 2014 Annual Report.

As noted above in Item 2, we entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in order to reduce our foreign currency risk associated with the License and Supply Agreement with B.R.A.H.M.S. GmbH.  Under the terms of the agreement, we paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  We paid an additional to 500,000 Euros in development and regulatory milestones in June 2015 and may pay up to a total of 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.  The forward contracts are in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The latter contract was offset by a spot contract in June 2015, when the developmental milestone was reached.  The forward contract for March 2015 offset the payment due to B.R.A.H.M.S. GmbH in March 2015. The forward contracts do not qualify as a cash flow hedge.  At June 30, 2015, there were no forward contracts outstanding.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our sales of our PLAC ELISA products are characterized by a high degree of customer concentration. The loss of one or more of these customers or a decline in revenue from one or more of our key customers could have a material adverse effect on our business, financial condition, and results of operations. *

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top five customers accounted for 56% and 25% of our accounts receivable as of June 30, 2015 and December 31, 2014, respectively, and 70% and 69% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. Our dependence on, and the identity of, our key customers may vary from period to period as a result of competition among our customers, developments related to our products, and changes in individual customers’ purchases of our products. Our leading customer, Health Diagnostics Laboratory Inc. (“HDL”), filed for bankruptcy in June 2015 and we are unable to predict whether we can collect our outstanding accounts receivable for their prior purchases.  Moreover, we are unable to predict whether post-bankruptcy orders will continue, and if continuing, the timing and purchase levels. We are attempting to expand our customer base but in the near term we expect to continue to have customer concentration in fewer than 10 large customers. In addition, in order to increase revenue we will also need to increase the demand from our existing customers.  Moreover, most of our existing customers purchase our products without a long-term agreement in place and we expect that our revenues and profitability may be affected by the lack of long-term agreements with customers. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any period and may result in significant annual and quarterly revenue variations. Moreover, our largest customers exert greater influence over our product pricing, which led to a decline in average sales price in past quarters. Such downward pressure on our pricing may continue.

In June 2014, the Office of Inspector General (“OIG”) published a special fraud alert relating to compensation paid by laboratories to referring physicians and physician group practices for blood specimen collection, processing and packaging, and for submitting patient data to a registry or database. The publication is an industry notification posted on the OIG website. This type of compensation continues to be scrutinized by the OIG, including initiating recent enforcement actions, and these practices may negatively impact our customers and prospects.

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

We manufacture PLAC Activity on-site in South San Francisco, California and we could experience supplier, process, quality control and shipping problems.

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

In the US, third-party payers generally require billing codes on claims for reimbursement that describe the services provided. For laboratory services, the American Medical Association (“AMA”) establishes most of the billing codes using Current Procedural Terminology (“CPT”) codes. Each third-party payer generally develops payment amounts and coverage policies for their beneficiaries or members that ties to the CPT code established for the laboratory test and, therefore, coverage and reimbursement may differ by payer even if the same billing code is reported for claims filing purposes. For laboratory tests without a specific billing code, payers often review claims on a claim-by-claim basis and there are increased uncertainties as to coverage and eligibility for reimbursement. Currently, the tests performed by our assays are described by a specific CPT code for Lp-PLA2. If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline. Lower-than-expected, or decreases in, reimbursement amounts for tests performed may negatively impact our ability to price our products successfully. If we are unable to sell our products at target prices, our revenues and gross margins will suffer and our business could be materially harmed.

On April 1, 2014 the Protecting Access to Medicare Act of 2014 (PAMA) was signed into law. It includes the most extensive reform of the Medicare Clinical Fee Schedule (CLFS) since it was established in 1984. Section 216 of PAMA creates a new Section 1834A of the Social Security Act which contains many of the CLFS reforms. Starting on January 1, 2017, most rates on the CLFS will be derived from private payer rates for laboratory services. It is not clear how these changes in rates will impact us, but reduced rates could materially impact our future revenues.

Our business, in particular the growth of our business, is dependent on our ability to successfully develop and commercialize novel diagnostic products and services based on biomarkers.

As an example, in March 2014, we entered into an exclusive licensing and supply agreement with Brahms Thermo Fisher Scientific to develop and commercialize three independent biomarkers to aid in risk prediction and prognosis for heart failure. In the event we fail to meet certain diligence requirements under the license, our exclusive right for these products will be lost, which may have an adverse effect on our product pipeline and sales.  Moreover, as we shift our business strategy to focus on heart failure, our dependency on the success of our novel biomarker products and services in heart failure may result in significant volatility and risk in our business and financial results.

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

If we are successful in our efforts to uplist to a national securities exchange or if we cease to be a smaller reporting company under applicable SEC regulations, we will also be subject to additional reporting and compliance requirements. Compliance with these rules and regulations has and will cause us to incur significant legal and financial compliance costs. In addition, we are required to implement and maintain effective internal control over financial reporting and disclosure. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We have incurred and expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. Moreover, if we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

We may require additional funds to uplist our Common Stock from the OTC Bulletin Board to NASDAQ and to broadly commercialize our products and to develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us. The consent of Oxford Finance LLC will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding, and any such failure may negatively impact our business and operations.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was $212.7 million at June 30, 2015. For the six months ended June 30, 2015 and 2014, we incurred net losses of $4.3 million and $4.5 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

While there can be no assurance that other patents or our other intellectual property or regulatory barriers may further protect our PLAC ELISA and PLAC Activity products, we believe that there are manufacturing and regulatory barriers to competition that may limit the ability of potential competitors to achieve a clinical performance level comparable to our PLAC ELISA and PLAC Activity products.

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

Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded “over the counter” typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Stock Market, due to the fact that OTC trading volumes are generally significantly lower than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price, particularly where the trading price of the stock price is relatively low. Moreover, our stockholders and Board approved a 15-for-1 reverse stock split that may result in increased volatility due to our higher stock price as adjusted for the reverse stock split.  The trading price of our common stock has been and is likely to continue to be extremely volatile. Some of the many factors that may cause the market price of our common stock to fluctuate include, in no particular order:

●	Our ability to grow our established business based on two FDA-cleared products;
●	Our ability to launch and commercialize potential new products that we might be able to develop;
●	Actions taken by regulatory authorities with respect to our products;
●	The progress and results of our product development efforts or those of our competitors;
●	Significant changes to our executive team or other members of senior management;
●	The outcome of legal actions to which we may become a party;
●	Changes in our strategy and competitive positioning;
●	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; and
●	Restatements of our financial results and/or material weaknesses in our internal controls.

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

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors through various corporate actions, including Board nominations and proxy contests. We may become subject to one or more campaigns by stockholders who desire to increase stockholder value in the short term. If we become engaged in a proxy contest with an activist stockholder in the future, our business and operations could be adversely affected as responding to such contests or other activist stockholder actions would be costly and time-consuming, and we would expect that such actions would disrupt our operations and divert the attention of management and our employees from executing our strategic plans and product launch. In addition, if individuals are elected to our Board with a specific agenda or without relevant experience or expertise, it may adversely affect the ability of the Board to function effectively as well as our ability to effectively and timely implement our strategic plans, which are focused on long-term shareholder value. Any perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of our Board may lead to the perception of a change in the direction of our business and instability or lack of continuity with respect to our products which may cause concerns for our customers or be exploited by our competitors.  As a result, we could experience significant volatility and a decline of our stock price, the loss of potential business opportunities and difficulties in attracting and retaining qualified personnel and customers.  For example, we recently entered into a settlement agreement with an activist stockholder pursuant to which we nominated and the stockholders elected John Sperzel III, a mutually acceptable candidate for election at our 2015 annual meeting of stockholders.  There can be no assurance that we will not be subject to additional campaigns by other stockholders now or in the future.

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

On June 30, 2015, the Company issued a warrant to purchase 112,667 shares of the Company’s common stock with an exercise price of $6.00 per share to Lori Rafield, Ph.D., the Company’s Chief Executive Officer.  The warrant was issued in order to satisfy the terms of Dr. Rafield’s employment agreement as the Chief Executive Officer in lieu of a stock option grant for the same number of shares of common stock of the Company that the Board previously approved in connection with her employment in a private placement transaction not involving a public offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483), filed on November 15, 2010)

3.2	Certificate of Change of Registered Agent and Registered Office (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on January 25, 2011)

3.3

Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

3.5

Certificate of Amendment of the Amended and Restated Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 1, 2015)

4.1	Form of Common Stock Purchase Warrant issued to Oxford Finance LLC as of August 15, 2014

10.1#	Offer letter, effective April 17, 2015 by and between diaDexus, Inc. and Lori F. Rafield, Ph.D.

10.2	Agreement, dated as of April 16, 2015, by and among Leap Tide Capital Management, LLC, Jan Loeb and diaDexus, Inc.

10.3#	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers

10.4#	2012 Equity Incentive Award Plan, effective as of May 17, 2012

10.5#	Warrant to purchase shares of Common Stock, issued to Lori F. Rafield on June 30, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Diadexus, Inc.
Date: August 13, 2015	By:	/s/ Lori F. Rafield
Lori F. Rafield, Ph. D.
Chairman, Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2015	By:	/s/ Leone D. Patterson
Leone D. Patterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483), for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

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

3.5

Certificate of Amendment of the Amended and Restated Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 1, 2015)

4.1	Form of Common Stock Purchase Warrant issued to Oxford Finance LLC as of August 15, 2014

10.1#	Offer letter, effective March 16, 2015 by and between diaDexus, Inc. and Leone D. Patterson

10.2	Agreement, dated as of April 16, 2015, by and among Leap Tide Capital Management, LLC, Jan Loeb and diaDexus, Inc.

10.3#	Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers

10.4#	2012 Equity Incentive Award Plan, effective as of May 17, 2012

10.5#	Warrant to purchase shares of Common Stock, issued to Lori F. Rafield on June 30, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement