Form 10-Q
period 2015-09-30
Diadexus, Inc.
filed 2015-10-30
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 4,100,060 as of October 29, 2015.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,050	$14,946
Accounts receivable, net of reserve of $910 and $6 at September 30, 2015 and December 31, 2014, respectively	1,893	4,101
Inventory, net	181	578
Prepaid expenses and other current assets	521	500
Total current assets	14,645	20,125
Restricted cash	1,400	1,400
Property and equipment, net	376	637
Other long-term assets	80	131
Total assets	$16,501	$22,293
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$672	$1,023
Notes payable, current portion	4,504	957
Deferred revenues, current portion	21	120
Deferred rent, current portion	188	128
Unfavorable lease obligations	922	820
Accrued and other current liabilities	1,841	3,074
Total current liabilities	8,148	6,122
Non-current portion of notes payable	10,805	13,791
Non-current portion of deferred revenue	189	—
Non-current portion of deferred rent	52	208
Non-current portion of unfavorable lease obligation	249	957
Other long term liabilities	397	369
Total liabilities	$19,840	$21,447
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred Stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,100,060 and 3,783,195 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	41	38
Additional paid-in capital	210,635	209,171
Accumulated deficit	(214,015)	(208,363)
Total stockholders' (deficit) equity	(3,339)	846
Total liabilities and stockholders' (deficit) equity	$16,501	$22,293

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues:
Product sales	$4,516	$5,035	$14,494	$16,612
Service revenue	—	2,234	120	3,618
License revenue	2	75	2	225
Total revenues	4,518	7,344	14,616	20,455
Operating costs and expenses:
Product costs of revenue	1,252	1,781	4,298	5,184
Service costs of revenue	—	333	—	520
Sales and marketing	1,138	2,700	3,670	7,829
Research and development	954	979	3,528	5,267
General and administrative	2,037	2,489	6,473	6,708
Provision for doubtful accounts	—	—	904	2
Total operating costs and expenses	5,381	8,282	18,873	25,510
Loss from operations	(863)	(938)	(4,257)	(5,055)
Interest income, interest expense and other income (expense), net:
Interest income	1	1	2	2
Interest expense	(468)	(729)	(1,407)	(1,153)
Other income (expense), net	—	48	28	59
Loss before income tax	(1,330)	(1,618)	(5,634)	(6,147)
Income tax provision	(4)	(1)	(18)	(13)
Net loss	$(1,334)	$(1,619)	$(5,652)	$(6,160)
Net loss and Comprehensive loss	$(1,334)	$(1,619)	$(5,652)	$(6,160)
Basic and diluted net loss per share:	$(0.34)	$(0.44)	$(1.47)	$(1.68)
Weighted average shares used in computing basic and diluted net loss per share	3,915,698	3,681,648	3,847,688	3,665,322

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
	(unaudited)
Operating activities:
Net loss	$(5,652)	$(6,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment and assets held for sale	—	(5)
Depreciation and amortization	283	405
Stock-based compensation	613	596
Provision for doubtful accounts	904	2
Noncash other (income) expense	28	26
Noncash interest associated with notes payable	624	311
Unfavorable lease	(606)	(516)
Inventory write off and obsolescence reserve	225	—
Changes in operating assets and liabilities
Accounts receivable	1,304	(1,459)
Inventory	172	157
Prepaid expenses, other current assets and other long-term assets	(33)	(123)
Accounts payable	(353)	41
Accrued liabilities and other long term liabilities	(1,231)	1,122
Deferred rent	(96)	(38)
Deferred revenue	90	(144)
Net cash used in operating activities	(3,728)	(5,785)
Investing activities:
Purchases of property and equipment	(22)	(187)
Proceeds from sale of assets	—	4
Net cash used in investing activities	(22)	(183)
Financing activities:
Proceeds from notes payable	—	15,000
Principal repayment of notes payable	—	(10,000)
Debt issuance costs	—	(191)
Proceeds from issuance of common stock	854	162
Net cash provided by financing activities	854	4,971
Net decrease in cash and cash equivalents	(2,896)	(997)
Cash and cash equivalents, beginning of period	14,946	16,847
Cash and cash equivalents, end of period	$12,050	$15,850

See accompanying notes to condensed financial statements.

Diadexus, Inc.

Notes to Condensed Financial Statements

1. Business Overview

Formation of the Company

Diadexus, Inc., a Delaware corporation, is a diagnostics company developing and commercializing products that deliver healthcare providers relevant information to assist in the management of their patients throughout the course of cardiac disease.  Our capabilities include proprietary manufacturing, assay development, FDA regulatory clearances, and marketing and selling products.  These capabilities have enabled our evolution from a single-product business into a multi-product company with growth potential to develop additional products from our portfolio of advanced cardiac biomarkers. Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of September 30, 2015, we had an accumulated deficit of $214.0 million, working capital of $6.5 million and stockholders’ deficit of $3.3 million.

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

We will require additional funds to uplist our Common Stock from the OTC Bulletin Board to the NASDAQ National Market and to broadly commercialize our products and develop new products. Our ability to fund our operations and to conduct the required development and commercialization activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us and we may need to implement additional cost cutting actions. The consent of Oxford will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with the December 31, 2014 audited financial statements and include all adjustments, consisting of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial position as of September 30, 2015, results of operations for the three and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 and 2014.

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

2. Summary of Significant Accounting Policies

Except for the policy listed below, the Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2015, and have not changed as of September 30, 2015.

Forward currency contracts:

In March 2014, the Company entered into a License and Supply Agreement with B.R.A.H.M.S. GmbH.  Under the terms of the agreement, the Company paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  The Company paid an additional 500,000 Euros in development and regulatory milestones in June 2015 and may pay up to 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.  In order to reduce its foreign exchange risk, on January 30, 2015, the Company entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The forward contract for March 2015 offset the payment due to B.R.A.H.M.S. GmbH in March 2015. The latter contract was offset by a spot contract in June 2015 when the developmental milestone was reached. The forward contracts did not qualify as a cash flow hedge.  Realized and unrealized gains and losses on the forward contracts are a component of Other income (expense) in the accompanying condensed Statements of Comprehensive Loss. At September 30, 2015, there were no forward contracts outstanding.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued an update to defer the effective date of this update by one year.  The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Financial Statements and related disclosures, and is therefore unable to determine the impact on the Company’s financial statements.

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

The following is a summary of cash and cash equivalents at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$4,002	$—	$—	$4,002
Money market funds	8,048	—	—	8,048
Total cash and cash equivalents	$12,050	$—	$—	$12,050

	December 31, 2014
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$10,894	$—	$—	$10,894
Money market funds	4,052	—	—	4,052
Total cash and cash equivalents	$14,946	$—	$—	$14,946

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents) measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2015	Level 1	Level 2	Level 3
Assets:
Cash	$4,002	$4,002	$—	$—
Money market funds	8,048	8,048	—	—
Restricted cash	1,400	—	1,400	—
	$13,450	$12,050	$1,400	$—

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	Level 1	Level 2	Level 3
Assets:
Cash	$10,894	$10,894	$—	$—
Money market funds	4,052	4,052	—	—
Restricted cash	1,400	—	1,400	—
	$16,346	$14,946	$1,400	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of September 30, 2015, the notes payable is carried at face value of $15 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

4. Inventory, net

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Finished goods	$102	$234
Work in process	1	271
Raw materials	78	73
	$181	$578

5. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Accrued payroll and related expense	1,080	1,084
Accrued collaborative research obligations	—	612
Accrued restructuring charges	220	736
Accrued Board of Director fees	15	248
Accrued professional services	187	147
Other current liabilities	339	247
Total accrued and other current liabilities	$1,841	$3,074

Accrued research obligations at December 31, 2014 represented approximately $0.6 million in payments payable to B.R.A.H.M.S. GmbH, for the license of three heart failure markers. This balance was settled in March 2015.

6. Concentration of Credit Risk

Revenues from the following customers represented a significant portion of total revenue for the three and nine months ended September 30, 2015 and accounts receivable as of September 30, 2015 and December 31, 2014:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Customer A	22%	27%	22%	30%	0%	7%
Customer B	12%	16%	17%	16%	10%	5%
Customer C	17%	6%	16%	11%	5%	3%
Customer D	10%	6%	10%	5%	7%	8%
Customer E	5%	2%	4%	3%	5%	2%
Total	66%	57%	69%	65%	27%	25%

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

The Loan Agreement contains a number of customary representations and warranties and covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. The Company is also restricted from paying dividends or making other distributions or payments of its capital stock except for repurchases of stock pursuant to employee stock purchase plans, employee restricted stock agreements, stockholder rights plans, director or consultant stock option plans, or similar plans, provided such repurchases do not exceed $250,000 in the aggregate per fiscal year. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan Agreement. As of September 30, 2015, the Company was in compliance with all the covenants under the Loan Agreement.

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

As of September 30, 2015, future minimum payments for the notes payable are as follows (in thousands):

2015 (remainder of year)	$1,388
2016	5,554
2017	5,554
2018	5,665
Total minimum payments	18,161
Less: Amount representing interest	(3,161)
Present value of minimum payments	15,000
Less: Unamortized debt discount	(284)
Notes payable, net	14,716
Less: Notes payable, current portion	(4,504)
Add: Long term interest payable	593
Non-current portion of notes payable	$10,805

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

The effect of the options and warrants was anti-dilutive for the three and nine months ended September 30, 2015 and 2014. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of September 30,
	2015	2014
Options to purchase common stock	585	664
Warrants to purchase common stock	191	78
Restricted stock units	—	—
Total	776	742

9. License and Supply Agreement

On September 4, 2015, 2015, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with OriGene Technologies, Inc., (“OriGene”) and Wuxi OriGene Biotechnology Co., Ltd., (“WOBC”) (OriGene and WOBC are referred to herein collectively as “Licensee”).

Under the License and Supply Agreement, the Company granted Licensee an exclusive license and supply agreement granting Licensee rights to develop and commercialize LP-PLA2 mass assay products in certain Asian countries (the “Territory”) with a license term of ten years, and supply commitments dependent on certain conditions.  The Company will be responsible for supplying to Licensee certain raw materials and reagents needed for Licensee to develop, produce and sell PLAC® ELISA in the Territory.  Licensee will seek marketing authorization for the test in the Territory.  Licensee has agreed to purchase the LP-PLA2 mass assay products exclusively from the Company at a mark-up above the Company’s manufacturing cost.  Licensee has also committed to a minimum first bulk supply purchase totaling $50,000.

After commencement of commercial sales, the Company will be eligible to receive modest sales-based milestones as well as mid-single-digit royalties on net sales.

In addition to the PLAC® ELISA rights, the Company has also granted to Licensee a right of first offer for future rights to PLAC® Activity in the Territory.

In connection with the License and Supply Agreement, the Company and OriGene entered into a separate securities purchase agreement (the “Stock Purchase Agreement”) on September 4, 2015. Pursuant to the Stock Purchase Agreement, on September 4, 2015, when the closing market price of the Company’s stock was $3.01, the Company issued 261,684 shares of its common stock, at a per share purchase price of approximately $3.82 for a total of $1.0 million.  The Company has accounted for the License and Supply Agreement and the Stock Purchase Agreement as one arrangement under the multiple element arrangement guidance as they were entered into simultaneously and reference each other in the agreements.  The difference in the fair value of the common stock and the purchase price, $0.2 million, is being recognized as license revenue ratably over the ten year period of the License and Supply Agreement. The revenue recognized in connection with the license fee in the three and nine months ended September 30, 2015 was $2,000.  Deferred revenue of $0.2 million at September 30, 2015 is included in the accompanying balance sheet.

10. Stock Based Compensation

Stock Option Plans

The Company records stock-based compensation of stock options and awards granted to employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line or ratable basis, as appropriate.

The Company issued 2,740 and 40,636 shares of common stock for the three and nine months ended September 30, 2015, upon stock option exercises. Additionally, the Company issued 14,545 shares of common stock during the nine months ended September 30, 2015 upon vesting of Restricted Stock Units granted as a bonus to the Chairman of the Board of Directors for her performance as Interim Executive Chair in 2014.

The following table summarizes stock compensation expense related to employee stock options and employee stock-based compensation for the three and nine months ended September 30, 2015 and 2014, which was incurred as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock-based compensation expense:
General and administrative	$97	$182	$365	$445
Research and development	42	25	150	38
Sales and marketing	(9)	31	28	94
Product costs	26	7	70	19
Total stock-based compensation expense	$156	$245	$613	$596

Restricted Stock Units

On February 6, 2015, the Company awarded an aggregate of 14,545 fully vested RSUs as a bonus to the Chairman of the Board for her performance as Interim Executive Chair in 2014 with a grant-date fair value equal to approximately $92,000 in the aggregate, or $6.30 per share. Each RSU entitled the recipient to receive one share of the Company’s common stock upon vesting. The fair value of the RSU is based on the Company’s closing stock price on the date of grant. As of September 30, 2015, no RSUs remained outstanding.

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

11. Restructuring and Other Charges

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

The following table summarizes changes in the restructuring accrual for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Employee Severance Costs	Other Costs	Total	Employee Severance Costs	Other Costs	Total
Beginning balance	$329	$9	$338	$688	$48	$736
Charges	—	—	—	—	(13)	(13)
Payments	(114)	(4)	(118)	(473)	(30)	(503)
Ending balance	$215	$5	$220	$215	$5	$220

12. Commitments and Contingencies

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

Rent expense for the Company’s facilities was $0.4 million and $1.3 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2014, respectively. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $240,000 and $336,000 at September 30, 2015 and December 31, 2014, respectively, is included in the accompanying balance sheets.

As of September 30, 2015, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2015 (remainder of year)	664
2016	2,738
Total minimum lease payments	$3,402

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

License and Supply Agreement

On September 4, 2015, 2015, we entered into a License and Supply Agreement (the “License and Supply Agreement”) with OriGene Technologies, Inc., (“OriGene”) and Wuxi OriGene Biotechnology Co., Ltd., (“WOBC”) (OriGene and WOBC are referred to herein collectively as “Licensee”) and a Securities Purchase Agreement with OriGene.

Under the License and Supply Agreement, we granted Licensee an exclusive license and supply agreement granting Licensee rights to develop and commercialize LP-PLA2 mass assay products in certain Asian countries (the “Territory”) with a license term of ten years, and supply commitments dependent on certain conditions.  We will be responsible for supplying to Licensee certain raw materials and reagents needed for Licensee to develop, produce and sell PLAC® ELISA in the Territory.  Licensee will seek marketing authorization for the test in the Territory.  Licensee has agreed to purchase the LP-PLA2 mass assay products exclusively from us at a mark-up above our manufacturing cost.  Licensee has also committed to a minimum first bulk supply purchase totaling $50,000.

After commencement of commercial sales, we will be eligible to receive modest sales-based milestones as well as mid-single-digit royalties on net sales.

In addition to the PLAC® ELISA rights, we have also granted to Licensee a right of first offer for future rights to PLAC® Activity in the Territory.

In connection with the License and Supply Agreement, we and OriGene entered into a separate securities purchase agreement (the “Stock Purchase Agreement”) on September 4, 2015. Pursuant to the Stock Purchase Agreement, on September 4, 2015, when the closing market price of our stock was $3.01, we issued 264,681 shares of our common stock, at a per share purchase price of approximately $3.82 for a total of $1.0 million.  We have accounted for the License and Supply Agreement and the Stock Purchase Agreement as one arrangement under the multiple element arrangement guidance as they were entered into simultaneously and reference each other in the agreements. The difference in the fair value of the common stock and the purchase price, $0.2 million, is being recognized as license revenue ratably over the ten year period of the License and Supply Agreement. The revenue recognized in connection with the license fee in the three and nine months ended September 30, 2015 was $2,000.

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

Forward currency contracts:

In March 2014, we entered into a License and Supply Agreement with B.R.A.H.M.S. GmbH.  Under the terms of the agreement, we paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  We paid an additional 500,000 Euros in development and regulatory milestones in June 2015, may pay up to 1,000,000 Euros in post-launch commercialized milestones, and royalties on future sales.  In order to reduce its foreign exchange risk, on January 30, 2015, we entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The forward contract for March 2015 offset the payment due to B.R.A.H.M.S. GmbH in March 2015. The latter contract was offset by a spot contract in June 2015 when the developmental milestone was reached.  The forward contracts did not qualify as a cash flow hedge.  Realized and unrealized gains and losses on the forward contracts are a component of Other income (expense) in the accompanying condensed Statements of Comprehensive Loss. At September 30, 2015, there were no forward contracts outstanding.

Results of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014.

Revenues

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Revenues:
Product sales	$4,516	$5,035	(10%)	$14,494	$16,612	(13%)
Service revenue	—	2,234	(100%)	120	3,618	(97%)
License revenue	2	75	(97%)	2	225	(99%)
Total net revenues	$4,518	$7,344	(38%)	$14,616	$20,455	(29%)

Revenues by geography are based on the billing address of the customer. The following table sets forth total revenues by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$4,386	$7,253	$14,234	$20,133
Europe	133	80	382	243
Rest of the world	—	11	—	79
	$4,519	$7,344	$14,616	$20,455

Revenues are generated from product sales, service revenue, and licensing fees.

The decrease in total revenues of approximately $2.8 million for the three months ended September 30, 2015 as compared to the same period in 2014 is primarily due to decreased product sales of approximately $0.5 million and a reduction of service revenue of approximately $2.2 million.  The reduction in product sales is due to our largest customer, Health Diagnostics Laboratory, or HDL, filing for Chapter 11 bankruptcy on June 7, 2015. Total sales to HDL declined $0.9 million between periods.  Subsequent to the bankruptcy filing, we continue to do business with HDL on a “cash-in-advance” basis. Partially offsetting the HDL decrease is an increase in sales to regional and national laboratories of approximately $0.4 million.  Service revenue recorded during the three and nine months ended September 30, 2014 was earned from our contract in 2014 with GlaxoSmithKline.  No further revenue is expected from this contract.

The decrease in total revenues of approximately $5.8 million for the nine months ended September 30, 2015 as compared to the same period in 2014 is primarily due to decreased product sales of $2.1 million, decreased service revenue of approximately $3.5 million and minimal license fee revenue during 2015.  As mentioned above, the reduction in product sales is due to HDL filing for Chapter 11 bankruptcy. Total sales to HDL declined $2.9 million between periods.  This decline was partially offset by increased product sales to national and regional laboratories.

Our top five customers accounted for 66% and 69% of our total revenues for the three and nine months ended September 30, 2015, respectively, compared to 57% and 65% for the same periods in 2014. Because of this customer concentration, the recent bankruptcy of HDL, and the timing of orders from these customers, our quarterly revenues may fluctuate materially.

Operating Costs and Expenses

Product Costs of revenue

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Product costs of revenue	$1,252	$1,781	(30%)	$4,298	$5,184	(17%)

Product costs of revenue include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs decreased $0.5 million for the three months ended September 30, 2015 as compared to the same period in 2014. This decrease was due to decreased sales as noted above and reduced headcount and continued cost containment efforts following the restructuring implemented in the fourth quarter of 2014.  The product costs of revenue for the three months ended September 30, 2014 also included $0.2 million of expenses relating to production of pilot lots of the PLAC Activity test.

Product costs decreased $0.9 million for the nine months ended September 30, 2015 as compared to the same period in 2014.  As noted above, this decrease is due to decreased sales as well as reduced headcount and continued cost containment efforts following the restructuring implemented in the fourth quarter of 2014. The product costs of revenue for the nine months ended September 30, 2014 also included $0.2 million of costs associated with the production of pilot lots of the PLAC Activity test. Partially offsetting these decreases are costs associated with shipments to HDL during the period from April 1, 2015 to June 7, 2015 for which no revenue was recognized due to HDL’s declaration of bankruptcy on June 7, 2015.

Service costs of revenue

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Service costs of revenue	$—	$333	(100%)	$—	$520	(100%)

Service costs of revenue include our expenditures such as personnel and temporary support staff expenses, and laboratory supplies consumed in the performance of required laboratory procedures related to our service revenue. The 2014 amounts reflect expenses incurred in conjunction with providing laboratory services to GlaxoSmithKline during the three and nine months ended September 30, 2014.  Service costs incurred during the three and nine months ended September 30, 2015 were negligible and consisted of the disposition of the final samples from services performed under our contract with GlaxoSmithKline in 2014.

Sales and Marketing Expenses

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Sales and Marketing Expenses	$1,138	$2,700	(58%)	$3,670	$7,829	(53%)

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses decreased $1.6 million for the three months ended September 30, 2015 as compared to the same period in 2014. This decrease primarily reflects a decrease in personnel expenses of approximately $1.1 million following the restructuring implemented in the fourth quarter of 2014 and a commensurate reduction in other associated costs including travel and entertainment and office costs.  The reduction also reflects continued cost containment efforts during 2015.

Sales and marketing expenses decreased $4.2 million for the nine months ended September 30, 2015 as compared to the same period in 2014.  The decrease primarily reflects a $3.1 million reduction in personnel expenses following the restructuring noted above as well as reduced travel, entertainment and other office costs generally related to the restructuring.  The reduction also reflects continued cost containment efforts during 2015.

Research and Development Expenses

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Research and Development Expenses	$954	$979	(3%)	$3,528	$5,267	(33%)

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses were slightly lower for the three months ended September 30, 2015 as compared to the same period in 2014 and reflect our continued cost containment efforts during 2015.

Research and development expenses decreased $1.7 million for the nine months ended September 30, 2015 as compared to the same period in 2014. This decrease primarily reflects a decrease in expenses related to the development of our product pipeline. Research and development expenses in 2014 included $1.7 million for the initial commitment to obtain an exclusive license from B.R.A.H.M.S. GmbH related to certain heart failure biomarkers versus $0.6 million in a milestone payment to B.R.A.H.M.S. during the nine months ended September 30, 2015.  Additional decreases include a reduction of professional services, reduction of personnel costs following the restructuring implemented in the fourth quarter of 2014, and reductions in other related expenses, such as lab and office costs, as well as continued cost containment efforts during 2015.

General and Administrative Expenses

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
General and Administrative Expenses	$2,037	$2,489	(18%)	$6,473	$6,708	(4%)

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses decreased $0.5 million for the three months ended September 30, 2015 as compared to the same period in 2014. This decrease was primarily related to a decrease in personnel costs following the restructuring implemented in the fourth quarter of 2014 as well as continued cost containment efforts during 2015.

General and administrative expenses decreased $0.2 million for the nine months ended September 30, 2015 as compared to the same period in 2014. This decrease was primarily related to a decrease of $0.7 million in personnel costs following the restructuring implemented in the fourth quarter of 2014, as well as continued cost containment efforts during 2015, partially offset by an increase in professional service expenses.

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

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
	(in thousands)			(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$1	$1	0%	$2	$2	0%
Interest expense	(468)	(729)	(36%)	(1,407)	(1,153)	22%
Other income (expense), net	—	48	(100%)	28	59	(53%)
Total Interest and other income (expense)	$(467)	$(680)	(31%)	$(1,377)	$(1,092)	26%

Interest income is derived from cash balances and short-term and long-term investments. Interest expense is based on outstanding debt obligations. Total interest and other income (expense) decreased $0.2 million for the three months ended September 30, 2015 as compared to the same period in 2014. This decrease primarily reflects higher interest expense during the three months ended September 30, 2014 due to the termination of the credit facility with Comerica and repayment in full of the outstanding loan.  One-time charges relating to this repayment totaled $0.4 million.  Partially offsetting this decrease are higher overall interest costs due to a larger outstanding balance and higher interest rate under the new credit facility with Oxford Finance LLC as compared to our previous credit facility with Comerica.

Total interest and other income (expense) increased $0.3 million for the nine months ended September 30, 2015 as compared to the same period in 2014.  As mentioned above, this increase primarily reflects an increase in interest expense due to a larger outstanding balance and higher interest rate under the new credit facility with Oxford Finance LLC as compared to our previous credit facility with Comerica partially offset by one-time charges related to the termination of the Comerica credit facility during 2014.

Contractual Obligations

Our contractual obligations and future minimum lease payments that are non-cancelable are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report. There have been no significant changes to these contractual obligations during the nine months ended September 30, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of September 30, 2015, we had an accumulated deficit of $214.0 million, working capital of $6.5 million and stockholders’ deficit of $3.3 million.

In August 2014, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. If we breach any of these covenants or are unable to make a required payment of principal or interest, or we experience a material adverse change to our business, it could result in a default under the Loan Agreement and the amount of the loan balance, plus accrued and unpaid interest, and final payment, the prepayment fee, and other obligations due to the lender would be come due immediately. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan. We believe we currently have sufficient capital to fund our operations for at least 12 months.

In September 2015, we entered into a Stock Purchase Agreement with OriGene in connection with the License and Supply Agreement.  Pursuant to the Stock Purchase Agreement, on September 4, 2015, when the closing market price of the Company’s stock was $3.01, the Company issued 264,681 shares of its common stock, at a per share purchase price of approximately $3.82 for a total of $1.0 million.  The difference in the fair value of the common stock and the purchase price, $0.2 million, is being recognized as license revenue ratably over the ten year period of the License and Supply Agreement. The revenue recognized in connection with the license fee for three and nine months ended September 30, 2015 was $2,000.

We will require additional funds to uplist our Common Stock from OTC Bulletin Board to the NASDAQ National Market and to broadly commercialize our products and develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us and we may need to implement additional cost cutting actions. The consent of Oxford will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

Cash and Cash Equivalents

As of September 30, 2015, we had cash and cash equivalents of $12.1 million, compared to $14.9 million at December 31, 2014. The decrease of $2.8 million primarily reflects cash used in operating activities of $3.7 million, partially offset by proceeds from the issuance of common stock of $0.9 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $3.7 million for the nine months ended September 30, 2015, and was primarily related to the net loss of $5.7 million and $0.1 million in cash outflow related to changes in operating assets and liabilities. This was partially offset by non-cash items totaling $2.1 million. Significant non-cash items were $0.9 million allowance for bad debts associated with the HDL bankruptcy filing in June 2015, $0.6 million in stock-based compensation, $0.3 million in depreciation and amortization, $0.6 million in non-cash interest associated with our term loan, $0.2 million in inventory write off and reserve for obsolescence and $(0.6) million in unfavorable lease amortization.

Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2014, and was primarily related to the net loss of $6.2 million and $0.4 million in cash outflow related to changes in operating assets and liabilities.  This was partially offset by non-cash items totaling $0.8 million. Significant non-cash items were $0.6 million in stock-based compensation, $0.4 million in depreciation and amortization, $0.3 million in noncash interest and $(0.5) million in unfavorable lease amortization.

Cash Flows from Investing Activities

There was minimal net cash used in investing activities to purchase property and equipment in the nine months ended September 30, 2015.

Net cash used in investing activities in the nine months ended September 30, 2014 was $0.2 million, primarily due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities of $0.9 million for the nine months ended September 30, 2015 consisted primarily of proceeds from the sale of our common stock in connection with the License and Supply Agreement with OriGene as well as minimal proceeds from stock option exercises.

Net cash provided by financing activities in the nine months ended September 30, 2014 was $5.0 million and was primarily due to borrowings under our credit facility with Oxford in the amount of $15.0 million and stock option exercises of $0.2 million.  This was partially offset by $10.0 million in repayment of principal of the previous loan with Comerica and $0.2 million in loan issuance costs related to the Oxford loan.

Other Information

Our future capital requirements will depend primarily upon our ability to maintain and grow our current product revenues, develop new cardiovascular biomarkers, and to manage our obligations under real estate leases.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of September 30, 2015, we had cash and cash equivalents of $12.1 million, which consisted of cash and highly liquid money market funds.

During the nine months ended September 30, 2015, except for the foreign currency contract disclosed below, there were no material changes to our market risk disclosures as set forth under “Quantitative and Qualitative Disclosure About Market Risk” in our 2014 Annual Report.

As noted above in Item 2, we entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in order to reduce our foreign currency risk associated with the License and Supply Agreement with B.R.A.H.M.S. GmbH.  Under the terms of the agreement, we paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  We paid an additional 500,000 Euros in development and regulatory milestones in June 2015 and may pay up to a total of 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.  The forward contracts are in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The latter contract was offset by a spot contract in June 2015, when the developmental milestone was reached.  The forward contract for March 2015 offset the payment due to B.R.A.H.M.S. GmbH in March 2015. The forward contracts do not qualify as a cash flow hedge.  At September 30, 2015, there were no forward contracts outstanding.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a very high degree of risk. You should carefully consider the risks described below and all of the other information in our filings under the Exchange Act before making any investment decisions regarding our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know of or that we currently deem immaterial may also negatively affect our business, financial condition, operating results, and prospects. In that case, the market price of our common stock could decline, and you could lose all or part of your investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 12, 2015.

Risks Relating to Our Business Operations

We have engaged in only limited sales and marketing activities for our PLAC Activity product. *

PLAC Activity may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits. As is the case with all novel biomarkers, we must penetrate the market and generate demand with physician education and awareness programs. Publication in peer review journals of results from outcome studies using our products will be an important consideration in the adoption by physicians. Our ability to successfully commercialize PLAC Activity and other diagnostic products and services will depend on many factors, including:

●	driving adoption and revenue growth through clinical messaging; and
●	executing on our commercial strategy of creating an additional distribution channel through hospitals, clinics and physician office labs.

These and other factors may present obstacles to commercial acceptance of our products, and we may need to devote substantial time and money to surmount these obstacles, and the result might not be successful.

Our sales of our PLAC ELISA products are characterized by a high degree of customer concentration. The loss of one or more of these customers or a decline in revenue from one or more of our key customers could have a material adverse effect on our business, financial condition, and results of operations. *

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top five customers accounted for 27% and 25% of our accounts receivable as of September 30, 2015 and December 31, 2014, respectively, and 69% and 65% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. Our dependence on, and the identity of, our key customers may vary from period to period as a result of competition among our customers, and changes in individual customers’ purchases of our products. Our leading customer, Health Diagnostics Laboratory Inc. (“HDL”), filed for bankruptcy in June 2015, and as the HDL bankruptcy process continues we are unable to predict whether we can collect our outstanding accounts receivable for their prior purchases.  Moreover, we are unable to predict whether post-bankruptcy orders will continue with the sale of the majority of HDL assets to True Health Diagnostics, LLC, and if continuing, the timing and purchase levels. We are in the process of creating an additional distribution channel for our products through the hospitals, clinics and physician office laboratories for PLAC Activity, but in the near term we expect to continue to have customer concentration in fewer than ten large laboratory customers. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any period and may result in significant annual and quarterly revenue variations.

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

We have qualified two third-party manufacturers for our PLAC ELISA, and we intend to order regularly from both of these manufacturers in the future. We rely on our third-party manufacturers to maintain their manufacturing facility in compliance with

FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business. In addition, increases in the prices we pay our manufacturer, or lapses in quality, such as failure to meet our specifications or the requirements of the Quality System Regulations (“QSR”) and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace the existing manufacturers may be difficult, because the number of potential manufacturers is limited.

We also currently depend on certain key vendors and suppliers of materials that are essential for the manufacture of our products. Any interruption in the supply of materials, or the inability to obtain materials from alternate sources in a timely manner, could impair our ability to supply our products and to meet the demands of our customers, which would have a material adverse effect on our business.

We manufacture PLAC Activity on-site in South San Francisco, California and we could experience supplier, process, quality control and shipping problems.

We have been manufacturing PLAC Activity in-house since January 2012. We are dependent on the expertise of our personnel for ensuring the production and quality of this product. We could observe performance deviations that have not been apparent during development, including performance and stability of PLAC Activity. The discovery of such performance deviations or of any manufacturing problems may adversely affect our sales in the US and other countries.

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

On April 1, 2014 the Protecting Access to Medicare Act of 2014 (PAMA) was signed into law. It includes the most extensive reform of the Medicare Clinical Fee Schedule (CLFS) since it was established in 1984. Section 216 of PAMA creates a new Section 1834A of the Social Security Act which contains many of the CLFS reforms. Starting on January 1, 2017, most rates on the CLFS will be derived from private payer rates for laboratory services. It is not clear how these changes in rates will impact us, but reduced rates could materially impact our future revenues.  On September 25, 2015, Centers for Medicare & Medicaid Services, or CMS, released a proposed rule for the Medicare Clinical Diagnostic Laboratory Tests Payment System, which lays out the regulations and processes for the implementation of the PAMA law.  As expected, the CMS has proposed to begin the establishment of payment rates for clinical laboratory tests based on the currently available payment rates from commercial payers, effective January 1, 2017.  Per the PAMA law and the proposed rule, regardless of the payment rates indicated by the commercial payer data provided to the CMS, the maximum amount an individual payment for a clinical laboratory diagnostic test can be reduced is 10% for payments effective January 2017. It is not clear how these changes in rates will impact us, but reduced rates could materially impact our future revenues.

Our business, in particular the growth of our business, is dependent on our ability to successfully develop and commercialize novel diagnostic products and services based on biomarkers.

As an example, in March 2014, we entered into an exclusive licensing and supply agreement with Brahms Thermo Fisher Scientific to develop and commercialize three independent biomarkers to aid in risk prediction and prognosis for heart failure. In the event we fail to meet certain diligence requirements under the license, our exclusive right in the U.S. for these products will be lost, which may have an adverse effect on our product pipeline and sales.

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

Our future success depends on our ability to effectively recruit and retain our senior management and other key employees and attract, retain and motivate qualified personnel.*

We depend on the efforts and abilities of our senior management, our research and development staff and a number of other key management, sales, support, technical and administrative services personnel. In particular, we rely on the experience of our senior management, who have specific knowledge of our business and industry that is difficult to replace. If we are unable to attract and retain highly-qualified senior management our business may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

PAMA included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule.  Under PAMA, Medicare payment rates for tests will be equal to the volume-weighted median of the private payer payment rates for a test. The payment rates calculated under PAMA will be effective starting January 1, 2017, and will be reviewed every three years, based on private payer payment rates and volumes for their tests.  On September 25, 2015 CMS released a proposed rule for the Medicare Clinical Diagnostic Laboratory Tests Payment System, which lays out the regulations and processes for the implementation of the PAMA law.  As expected, the CMS has proposed to begin the establishment of payment rates for clinical laboratory tests based on the currently available payment rates from commercial payers, effective January 1, 2017.  Per the PAMA law and the proposed rule, regardless of the payment rates indicated by the commercial payer data provided to the CMS, the maximum amount an individual payment for a clinical laboratory diagnostic test can be reduced is 10% for payments effective January 2017. We believe that, starting in 2017 and over time, our customers could see decreased reimbursement from Medicare for running our PLAC Tests which may impact the price at which we sell them our kits and negatively impact our revenue growth.

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

We have incurred substantial net losses since our inception. Our accumulated deficit was $214.0 million at September 30, 2015. For the nine months ended September 30, 2015 and 2014, we incurred net losses of $5.7 million and $6.2 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden or enhance our product pipeline. If we are unable to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Our success depends, in large part, on our ability to protect proprietary discoveries, technology, brands, creative works, and diagnostic tests under the patent and other intellectual property laws of the US and other countries, so that we can seek to prevent others from unlawfully using our proprietary inventions and information. We hold issued patents in the US covering PLAC ELISA and PLAC Activity. Certain patents for PLAC ELISA and PLAC Activity expire in 2015 and 2016. We continue to review new patent applications but there can be no assurance that these patent applications will be used or any issued patents will maintain a competitive advantage for our PLAC ELISA and PLAC Activity products.

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

Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded “over the counter” typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Stock Market, due to the fact that OTC trading volumes are generally significantly lower than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price, particularly where the trading price of the stock price is relatively low. Moreover, our stockholders and Board approved a 15-for-1 reverse stock split that resulted in increased volatility due to our higher stock price as adjusted for the reverse stock split.  For example, our stock price at September 30, 2015 declined by more than 38% since July 1, 2015, the first trading day following the effectiveness of the reverse stock split.  The trading price of our common stock has been and is likely to continue to be extremely volatile. Some of the many factors that may cause the market price of our common stock to fluctuate include, in no particular order:

●	Our ability to grow our established business based on two FDA-cleared products;
●	Our ability to launch and commercialize potential new products that we might be able to develop;
●	Actions taken by regulatory authorities with respect to our products;
●	The progress and results of our product development efforts or those of our competitors;
●	Significant changes to our executive team or other members of senior management;
●	The outcome of legal actions to which we may become a party;
●	Changes in our strategy and competitive positioning;

●	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	Our ability to uplist to a national stock exchange; and
●	Restatements of our financial results and/or material weaknesses in our internal controls.

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

As a result of our failure to make timely filings of financial statements, we were delisted from The NASDAQ Stock Market in 2004. Currently, our common stock is quoted on the OTC Bulletin Board under the symbol DDXS. We do not know when, if ever, our common stock will be listed on a national stock exchange. In order to be eligible for relisting or listing, we must meet the initial listing criteria for The NASDAQ Stock Market or another national exchange, including a minimum per share price. We currently do not meet these requirements and cannot assure you that we will be able to satisfy these requirements, or if we satisfy them, that we will be able to maintain compliance with them.

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

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

3.5

Certificate of Amendment to the Restated Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 1, 2015)

10.1#	Key Employee Severance Benefit Plan, as amended July 15, 2015

10.2#	Non-Employee Director Compensation Policy, as amended

10.3+	License and Supply Agreement with OriGene Technologies, Inc. and Wuxi OriGene Biotechnology Co., Ltd. dated as of September 4, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement
+

Material in the exhibit market with one asterisk [*] has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Securities and Exchange Commission.

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Diadexus, Inc.
Date: October 30, 2015	By:	/s/ Lori F. Rafield
Lori F. Rafield, Ph. D.
Chairman, Chief Executive Officer (Principal Executive Officer)
Date: October 30, 2015	By:	/s/ Leone D. Patterson
Leone D. Patterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 18, 2011)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

3.5

Certificate of Amendment to the Restated Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on July 1, 2015)

10.1#	Key Employee Severance Benefit Plan, as amended July 15, 2015

10.2#	Non-Employee Director Compensation Policy, as amended

10.3+	License and Supply Agreement with OriGene Technologies, Inc. and Wuxi OriGene Biotechnology Co., Ltd. dated as of September 4, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement
+

Material in the exhibit market with one asterisk [*] has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Securities and Exchange Commission.

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.