Form 10-K
period 2015-12-31
Diadexus, Inc.
filed 2016-03-29
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2015, based upon the last trade price of the common stock reported on the OTCQB on June 30, 2015, was approximately $19.5 million.* As of March 28, 2016, 4,100,060 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*

Excludes 17,129 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 10% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 10% was determined based upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

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

Company Overview and Organization

Diadexus is a diagnostics company developing and commercializing products that deliver healthcare providers with important information to assist in the management of their patients throughout the course of cardiac disease.  Our capabilities include proprietary manufacturing, assay development, FDA regulatory clearance, and marketing and selling products.  We have evolved from a company that serves a concentrated group of customers to one that is building a broad, diversified base of new laboratory customers through the launch of The PLAC® Test for Lp-PLA2 Activity (the “PLAC Activity Test”).

Our commercially-available products consist of the only two FDA-cleared tests to measure Lp-PLA2: The PLAC® Test ELISA Kit (the “PLAC ELISA Test”) first cleared by the FDA in 2003 and the PLAC Activity Test cleared in December 2014.  We pioneered the testing of Lp-PLA2 (lipoprotein-associated phospholipase A2), a cardiovascular risk marker that provides new information, over and above traditional risk factors measured in a lipid panel, and has over a decade of peer-reviewed literature including The New England Journal of Medicine from March 30, 2014.  We sell our diagnostic products to laboratories and hospitals and promote these products to the laboratories’ sales representatives as well as directly to healthcare providers to support our laboratory partners’ efforts. Physicians order tests for their patients from these laboratories and use the results to aid in assessing patient risk for coronary heart disease and heart attacks.

Our company was initially incorporated in November 1995. In July 2010, we completed a reverse merger with former diaDexus, Inc., which was the successor to a company initially formed as a joint venture between SmithKlineBeecham Corporation (now GlaxoSmithKline LLC (“GSK”)) and Incyte Pharmaceuticals, Inc. Upon formation in September 1997, SmithKlineBeecham Corporation granted former diaDexus, Inc. an exclusive license to certain diagnostic intellectual property, including exclusive rights to develop diagnostic assays for Lp-PLA2. In November 2010, in connection with the reverse merger, we changed our name to Diadexus, Inc. Beginning in 2014, we assembled a new team of leaders, each with extensive experience in their respective functions, including appointing an entirely new commercial leadership team in the third quarter 2015 that brings deep sales and marketing expertise within the diagnostic market.

On September 4, 2015, we entered into a License and Supply Agreement (the “License and Supply Agreement”) with OriGene Technologies, Inc., (“OriGene”) and Wuxi OriGene Biotechnology Co., Ltd., (“WOBC”) (OriGene and WOBC are referred to herein collectively as “Licensee”) and a Securities Purchase Agreement with OriGene. Under the License and Supply Agreement, we granted Licensee an exclusive license and supply agreement granting Licensee rights to develop and commercialize LP-PLA2 mass assay products in certain Asian countries (the “Territory”) with a license term of ten years, and supply commitments dependent on certain conditions. In connection with the License and Supply Agreement, we and OriGene entered into a separate securities purchase agreement (the “Stock Purchase Agreement”) on September 4, 2015. Pursuant to the Stock Purchase Agreement, on September 4, 2015, when the closing market price of our stock was $3.01, we issued 264,681 shares of our common stock, at a per share purchase price of approximately $3.82 for a total of $1.0 million.

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

Our Products and Product Candidates

The following table summarizes the indications and regulatory status of our major products:

Products	Indications	Regulatory Status
PLAC® Test ELISA Kit	An aid in predicting risk for coronary heart disease (CHD) and ischemic stroke associated with atherosclerosis	Clearance from FDA first obtained for marketing in the U.S. in July 2003 for CHD and in June 2005 for ischemic stroke. CE mark in Europe. Commercialized in the U.S.

PLAC® Test for Lp-PLA2 Activity	Used in conjunction with clinical evaluation and patient risk assessment as an aid in predicting risk of CHD in patients with no prior history of cardiovascular events	Clearance from FDA obtained for marketing in the U.S. in December 2014.
proADM	Prognosis of heart failure	In development on the ELISA platform and in feasibility studies for alternate platforms for broader commercial potential.
proET-1	Aid in predication of heart failure, specific indication to be determined	n/a
proANP	Aid in predication of heart failure, specific indication to be determined	n/a

The PLAC ELISA Test is available nationally through leading clinical reference laboratories and advanced cardiovascular specialty laboratories.  The new PLAC Activity Test has already been validated on a wide range of clinical chemistry analyzers and this new product launch opens up a new base of laboratory partners for us, including hospital systems, regional reference laboratories, clinics and physician office laboratories.  Each test is covered under the established reimbursement code for Lp-PLA2 tests, and both are covered by Medicare.

Validation and Clinical Utility

Our PLAC Tests are blood tests that measure Lp-PLA2 concentration or activity levels, respectively, delivering valuable information to healthcare providers for the prediction of cardiac disease risk.  We pioneered the testing of Lp-PLA2 (lipoprotein-associated phospholipase A2), a marker of vascular-specific inflammation that provides new information, over and above traditional risk factors. The clinical validation study data used for FDA clearance of the PLAC Activity Test was based on subjects enrolled in the REGARDS study, and showed that high PLAC Activity versus low PLAC Activity had a greater hazard ratio for predicting subsequent coronary heart disease events than nearly all other established cardiovascular risk factors, including LDL and HDL.

LDL alone has proven not to be a reliable predictor of CHD, with 50% of cardiovascular events occurring in patients with recommended lipid levels.1  2 The PLAC Tests are designed to uncover this hidden risk and recommended for individuals with two or more risk factors for coronary heart disease3.  In a consensus recommendation from the June 2008 supplement of the American Journal of Cardiology, leading cardiologists and neurologists proposed that the PLAC ELISA Test should be used as an adjunct to traditional risk factor assessment to identify moderate and high-risk individuals who may actually be at an increased risk for heart attack or stroke. If a PLAC Test is elevated, healthcare providers can recommend4, 5:

•	Lifestyle changes, including smoking cessation programs, diabetes and hypertension management
•	Lowering the LDL threshold for considering therapeutic intervention (i.e. individuals with high PLAC would have LDL threshold lowered from 130 to 100 mg/dl in considering therapeutic intervention)
•	Intensification of lipid-monitoring treatment
•	Annual testing of Lp-PLA2

Sources:

1 Sachdeva A, et al. Am Heart J. 2009.

2 Bowman TS, et al. Stroke. 2003.

3 Davidson M, et al.  American Journal of Cardiology, 2008.

4 Davidson, MH, et al.  J Clin Lipidol. 2011.

5 Davidson, MH, et al.  Am J Cardiology. 2008.

PLAC® Test ELISA Kit

The PLAC ELISA Test is the only blood test cleared by the FDA to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. This test was first cleared by the FDA in 2003 and measures the concentration of circulating Lp-PLA2 in the blood using an enzyme-linked-immunosorbent assay (“ELISA”).

Our PLAC ELISA Test uses microplate technologies to measure levels of Lp-PLA2. The infrastructure for performing microplate tests typically exists at all specialty reference laboratories capable of running an ELISA and advanced cardiovascular specialty laboratories, which must be certified by the United States (“U.S.”) Department of Health and Human Services (“DHHS”) for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments (“CLIA”). Smaller hospitals and clinics can order the PLAC ELISA Test for their patients from those institutions that are able to perform microplate tests and offer the PLAC ELISA Test. Patients can have their blood drawn at a local laboratory and shipped to the more advanced institutions for analysis.

PLAC® Test for Lp-PLA2 Activity

The PLAC Activity Test, cleared by the FDA in December 2014, is to be used in conjunction with clinical evaluation and patient risk assessment as an aid in predicting risk of CHD in patients with no prior history of cardiovascular events, a population which we believe represents approximately 75% of patients at risk for coronary heart disease. This test is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers. This clinical chemistry technology is easier to use by a new base of laboratory partners.

In Europe, the PLAC Activity Test CE marking (obtained by self-certification in January 2012) is for use in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease.

Validation and Clinical Utility

An analysis based on the REGARDS study, a U.S.-based National Institutes of Health (“NIH”)-funded longitudinal study, using a cohort of approximately 4,600 individuals with no prior history of cardiovascular events, demonstrated that elevated Lp-PLA2 Activity levels are associated with a significant increase for risk of CHD in patients with no history of cardiovascular events. Key findings from this validation study used for FDA clearance include:

•	The absolute risk of CHD events was higher in the high PLAC group, as measured by a level greater than or equal to the 225 nmol/min/mL cut-point
•	The absolute risk of CHD events of two groups separated early and was consistently different after one year of follow up and all subsequent pre-specified time points
•	Results were statistically significant within each gender and race subgroup analyzed independently

Background on Lp-PLA2 Levels and Risk for Heart Attack and Stroke

Over 16 million Americans are at moderate risk for a first atherosclerotic cardiovascular disease event over the next ten years1. CHD is a narrowing of the arteries that supply blood and oxygen to the heart, most frequently as a result of atherosclerosis, which occurs when fatty material or other substances build up to form plaque on the walls of the arteries. A heart attack can result if the blood to a section of the heart becomes blocked or reduced as a result of the atherosclerosis. Similarly, ischemic stroke, the most common form of stroke, is often associated with atherosclerosis, when a blood clot forms at the buildup of fatty material or other substances in vessels in the brain, or when a blood clot from another part of the body dislodges and then blocks a narrower vessel in the brain. In either case, if blood flow is not restored quickly, that portion of the heart or brain will become damaged from lack of oxygen and the cells begin to die.

Lp-PLA2 is an inflammatory enzyme implicated in the formation of rupture-prone plaque that can lead to the formation of blood clots and trigger a heart attack or stroke. Lp-PLA2 is a cardiovascular risk marker, and potentially a risk factor, as substantiated in a number of prospective studies:

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

•

A meta-analysis by The Lp-PLA2 Collaboration published in The Lancet in 2010, reviewed 32 prospective studies evaluating Lp-PLA2 and risk of coronary disease, stroke and mortality, and showed continuous associations of Lp-PLA2 activity or concentration levels with risk of CHD similar in magnitude to that with non-HDL cholesterol and systolic blood pressure.

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

•

In August 2014, Dr. Lars Wallentin and colleagues reported at the European Society of Cardiology meeting the results of the Stabilization of Atherosclerotic Plaque by Initiation of Darapladib Therapy (STABILITY) trial.  This study included a population with prior myocardial infarction (> 1 month), prior coronary revascularization and multi-vessel coronary artery disease treated with darapladib or placebo. The study concluded that Lp-PLA2 was a consistent and independent risk marker for cardiovascular events on both arms of the study, even against a background of an optimally treated high-risk population.

•

In November 2015, the REGARDS Study investigators presented additional data from the PLAC Activity clinical validation study at the American Heart Association Scientific Sessions in November 2015.  These data demonstrated that Lp-PLA2 activity was associated with increased CHD among blacks and whites, men and women, and in younger and older individuals.  More importantly, the increased risk was observed across patients with lower predicted 10-year risks of less than 5% or between 5 to 20% based on the Framingham Risk Function, a risk score recommended by society guidelines.  These data suggest that the PLAC Activity result provides independent prognosticative information that identifies patients at heightened CHD risk that may help practitioners make therapeutic decisions.

Source:

1 2013 ACC/AHA Guideline on the Assessment of Cardiovascular Risk

Clinical Guidelines for Lp-PLA2 Testing

Testing for Lp-PLA2 is recommended in the following four guidelines:

•	American College of Cardiology Foundation/America Heart Association guideline for assessment of cardiovascular risk in asymptomatic adults (2010);
•	Guidelines for the primary prevention of stroke: A guideline for healthcare professionals from the American Heart Association/American Stroke Association (2011);
•	European guidelines on cardiovascular disease prevention in clinical practice (2012). Lp-PLA2 testing is recommended as a vascular-specific inflammation biomarker; and
•

American Association of Clinical Endocrinologists’ guidelines for management of dyslipidemia and prevention of atherosclerosis (2012). The American Association of Clinical Endocrinologists’ guidelines recommend assessing markers of inflammation in patients where further stratification of risk is necessary. C-Reactive Protein (“hs-CRP”) and Lp-PLA2 provide useful additional information in these instances and appear to be synergistic in predicting risk of CHD and stroke. Measurement of Lp-PLA2, which in some studies has demonstrated more specificity than hs-CRP, is recommended when it is necessary to further stratify a patient’s CHD risk, especially in the presence of systemic hs-CRP elevations.

Pipeline

In 2014, we expanded our pipeline of proprietary biomarkers through a licensing agreement with B.R.A.H.M.S. GmbH (“BRAHMS”).  The new biomarkers in our pipeline are proADM, proET-1 and proANP, and each one has the potential to give distinct, additive information for healthcare providers over currently available markers for the treatment of heart failure.

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

Sources:

1 Multinational Observational Cohort on Acute Heart Failure (MOCA), Lassus, Intl J Cardiology, 2013

2 Biomarkers in Acute Heart Failure (BACH), Maisel, JACC, 2011

Service Business for Pharmaceutical Companies

We believe that our portfolio of advanced cardiac biomarkers offers pharmaceutical companies additional information for the clinical development of novel therapeutics.  We have a history of executing large-scale clinical development services agreements, most recently with GSK under a $5.0 million agreement for services we provided during 2014. We are looking to partner with pharmaceutical companies that are developing therapies for indications where cardiovascular risk information would provide valuable insights.  This information can be used by pharmaceutical companies in targeting the appropriate patient population and understanding the potential long-term side effects for their therapeutics.  Our biomarkers have demonstrated clinical relevance across the spectrum of the course of cardiac disease and we are in advanced discussions with potential pharmaceutical partners who are conducting large, late-stage clinical studies in patients with cardiac disease.  We aim to offer these partners Lp-PLA2 testing through its FDA-cleared PLAC® products.

Marketing and Distribution

The Market Opportunity

Half of all heart attacks and strokes occurs in people with recommended LDL levels, suggesting that cholesterol testing as part of a lipid panel is not enough to predict risk1, 2.  Over 16 million Americans are at moderate risk for a first atherosclerotic cardiovascular disease event over the next ten years3.

As cardiac disease progresses, some patients develop heart failure, which impacts nearly 6 million Americans and is the leading cause of hospitalization among individuals over 65 years of age3.  Monitoring heart failure biomarkers over time may provide complementary information for healthcare providers managing these patients in a chronic setting, to avoid costly acute hospitalization episodes and further disease progression.

In 2008, a consensus panel of investigators recommended how to use Lp-PLA2 (measured by the PLAC ELISA Test) along with guideline-endorsed CHD risk assessment to better stratify individuals who might be at greater CHD risk than suggested by traditional risk factors and who therefore might benefit from more aggressive management strategies. The consensus panel endorsed the use of Lp-PLA2 for the assessment of CHD events and stroke risk in intermediate- or moderate-risk populations, and specifically recommended testing in the following patients:

•	any patient with two or more major CHD risk factors;
•	any patient 65 years of age or older with one additional risk factor, given that risk for CHD events and strokes increase with age;
•	smokers;

•	individuals with an elevated fasting glucose; and
•	patients with diagnostic criteria for metabolic syndrome who are generally at moderate risk (it has been shown that elevated Lp-PLA2 further increases CHD risk in these patients).

The panel also recommended Lp-PLA2 testing for patients with known CHD or a CHD risk factor, such as diabetes or ischemic stroke. Since the publication of these guidelines, Lp-PLA2 measurement has been recommended in the American Heart Association guidelines issued in 2010 and in the American Stroke Association guidelines issued in 2011.

In 2011, members of the National Lipid Association Biomarkers Expert Panel recommended that Lp-PLA2 testing may be considered in intermediate-risk patients, as well as certain greater-risk subgroups, such as those with CHD or a CHD risk factor, patients with a family history of premature CHD, and patients with recent CHD events, to identify patients who might benefit from more intensive lipid therapy. In 2012, The American Association of Clinical Endocrinologists issued guidelines for the management of dyslipidemia and the prevention of atherosclerosis which included the following specific statements on Lp-PLA2:

•	Lp-PLA2 has been identified as a strong and independent predictor of cardiovascular disease events and stroke in patients with and without clinically evident coronary artery disease.
•

Measurement of Lp-PLA2, in some studies, has demonstrated more specificity than high sensitivity hs-CRP when it is necessary to further stratify a patient’s cardiovascular disease risk, especially with elevated hs-CRP in the presence of other causes of inflammation hs-CRP is a non-specific marker of general inflammation).

•	Significantly elevated Lp-LPA2 in combination with significantly elevated hs-CRP constitutes very high cardiovascular disease risk in individuals with low or moderately elevated LDL cholesterol.

Sources:

1 Sachdeva A, et al. Am Heart J. 2009.

2 Bowman TS, et al. Stroke. 2003.

3 2013 ACC/AHA Guideline on the Assessment of Cardiovascular Risk

Distribution

In the U.S., we market and sell both of our PLAC Tests to national and regional clinical reference laboratories and hospitals.  Before the FDA-clearance of the PLAC Activity Test, our customer base for the PLAC ELISA Test was concentrated on national and CHD specialty laboratories. With the launch of the PLAC Activity Test, we are contracting with and driving demand from a broad and diversified channel of new laboratory customers including hospital systems, regional reference laboratories, clinics and physician office laboratories. As we contract with and implement new customers, our new sales team is educating physicians on the PLAC Activity Test’s clinical utility and value from Lp-PLA2 testing as an independent market to predict the risk of cardiac disease. Our fastest growing laboratories in the past year were specialty laboratories capable of running an ELISA or Activity test, and our customer concentration was highest in the cardiovascular specialty laboratories, which represented the substantial majority of the demand for the test. Our tests are ordered by physicians who obtain test results from clinical reference laboratories. For both tests, but primarily focused on PLAC Activity, we are utilizing a multi-faceted, education-based strategy and a suite of materials to provide laboratory customers and physicians with information on the benefits of using PLAC testing for patient risk assessment with medical education based upon the clinical data included in the 510(k) regulatory submission.  We have a new online educational web portal offering healthcare providers a suite of educational materials on our PLAC Tests, including clinical data, clinicians’ perspectives, and a bi-directional interface with Diadexus’ Medical Affairs Department.

Our top five U.S. laboratory partners for the fiscal year ended December 31, 2015 accounted for 70% of our revenue compared to 64% for the fiscal year ended December 31, 2014. To diversify our customer concentration, we have added several new laboratory partners including hospital systems, regional reference laboratories, clinics and physician office laboratories capable of running our tests. Our primary focus is on commercializing our PLAC Tests in the U.S., in particular, in expanding our revenue across a broader base of laboratories.  Sales in ex-U.S. territories, primarily in Europe through distributors, represented 1.4% and 3.1% for 2014 and 2015, respectively, and we believe that our resources are better committed to our U.S. efforts.

Customers

In all territories, our sales and marketing efforts typically target healthcare providers who are delivering primary care to their patients, predominantly primary care physicians. These physicians are generally aware that half of all heart attacks occur in individuals with recommended levels of LDL-cholesterol and use diagnostic products, like the PLAC Tests, to help uncover the hidden risks of CHD.

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

As of December 31, 2015, we own or have a license to 15 patents and 12 pending patent applications worldwide that relate to Lp-PLA2 with patent expirations ranging from 2016 to 2034, if all claims are issued.

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

Under the BRAHMS license, we have license rights to a family of patents and patent applications relating to proADM, proET-1, and proANP. These cover 21 patent families, including 6 issued U.S. patents and 15 pending applications in the U.S. and their foreign counterparts. The licensed intellectual properties cover the assays, methods of use, and specific disease indications relating to the markers, with patent expiries ranging from 2024 through 2029, if all claims are issued.

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

The PLAC assays for Lp-PLA2 are optimized using proprietary protocols to manufacture and purify proteins used exclusively in the portfolio. We believe these protocols, along with the use of a highly characterized, recombinant protein, make it difficult for a competing company to commercialize an Lp-PLA2 test.

Future Competition

It may be possible for existing customer laboratories to commercialize a diagnostic test service after our patents covering composition of matter of our PLAC Tests expire. These laboratories could develop a laboratory developed test (LDT) and could show that they measure the same analyte as our PLAC Tests. However, demonstrating analytical equivalence will be difficult since these laboratories do not have access to our proprietary monoclonal antibodies, recombinant protein, reagent composition and assay expertise.  They may require access to archived clinical sample cohorts, which we believe will be difficult to obtain to show clinical utility.  In addition, laboratory developed tests can only be run in the laboratory in which they were developed. We believe that the FDA clearance for our PLAC ELISA Test and PLAC Activity Test, which gives us the ability to sell to all laboratories, and being first-to-market could provide a distinct competitive advantage over future LDT competitors for Lp-PLA2 testing.

Research and Development

We incurred approximately $4.3 million and $6.3 million of research and development expenses during the years ended December 31, 2015 and 2014, respectively, which represented 19% of our total operating expenses for both years. In 2014, we analyzed archival samples from a clinical cohort for clinical validation of the PLAC Activity Test and we continued to work on extending the shelf life of the PLAC ELISA Test.  In 2015, we began feasibility studies for ELISA assays for each of our three biomarkers for heart failure for research use only purposes for pharmaceutical partners and to support our planned 510(k) submission to the U.S. FDA.

Government Regulations and Regulatory Progress

Our PLAC Tests are subject to regulation by the FDA under its authority to regulate medical devices. In the U.S., medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, premarket notification and adherence to the FDA’s Quality Systems Regulation (“QSR”), which covers device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to premarket approval and most of the previously identified requirements. Most in vitro diagnostic devices are regulated as Class I or Class II devices, although certain diagnostic tests are classified as Class III devices. Our PLAC Tests are classified as class II devices.

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

Reimbursement

Our largest customers are currently cardiovascular specialty laboratories in the U.S. Payment for testing to these customers is largely based on third-party payer reimbursement, whereby the laboratory that performs the test will submit an invoice to the patient’s insurance provider or to the patient if he is not covered by an insurance program. Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology (“CPT”) code by the American Medical Association. Each CPT code is then assigned a reimbursement level by the Centers for Medicare and Medicaid Services (“CMS”), formerly the U.S. Health Care Financing Administration. Third party commercial insurance payers also typically establish a specific fee to be paid for each code submitted. Third party payer reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS. To the extent that third-party insurers cover our PLAC Test, customers running our test are reimbursed, provided that the clinician’s order contains covered diagnostic codes. The PLAC test is billed using the Lp-PLA2 CPT code as established by the American Medical Association. Many payers will only cover a single PLAC test on a single date of service.  Thus, if a patient received both a PLAC Elisa and a PLAC Activity test on the same date of service, only one of those tests is likely to be reimbursed.  We anticipate that there will be decreases in the reimbursement price from CMS in future years, particularly after the full implementation of the PAMA law, as defined and discussed below. As a result of this decrease, we may experience pressure on our average selling price to our U.S. customer laboratories that run our PLAC Tests.

In April 2014, the Protecting Access to Medicare Act of 2014 (PAMA) added the most extensive reform of the Medicare Clinical Laboratory Fee Schedule (CLFS) since it was established in 1984. Section 216 of PAMA created a new Section 1834A of the Social Security Act, which contains many of the CLFS reforms. On September 25, 2015, CMS released a proposed rule for the Medicare Clinical Diagnostic Laboratory Tests Payment System, which lays out the regulations and processes for the implementation of PAMA. Per the proposed rule, starting January 1, 2017, most rates on the CLFS will be derived from the private payer rates for laboratory services. Under the proposed rule, regardless of payment rates indicated by commercial payer data provided to CMS, the maximum amount an individual payment for a clinical laboratory diagnostic test can be reduced is 10% for payments effective January 1, 2017.  CMS has not yet released a final rule. As such, it is not clear how these changes in rates will impact us, but reduced rates could adversely impact our future revenues.

Employees

As of December 31, 2015, we had a total of 38 full-time employees. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

Liquidity

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of December 31, 2015, we had an accumulated deficit of $215.5 million, a working capital deficit of $5.9 million and stockholders’ deficit of $4.7 million.

We will require additional funds to uplist our Common Stock from the OTC Bulletin Board to NASDAQ and to broadly commercialize our products and develop new products. Our ability to fund our operations and to conduct the required development and commercialization activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us and we may need to implement additional cost cutting actions. The consent of Oxford Finance LLC (“Oxford”), the firm from which we have a loan agreement with, will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

Our recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern and as a result, our independent registered public accounting firm has expressed in its auditors’ report on our financial statements included as part of this Annual Report a “going concern” opinion.

In August 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. In accordance with the Loan Agreement, the Company began making principal repayments in the fourth quarter 2015. The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan and Security Agreement and the amount of the loan balance, plus accrued and unpaid interest, and final payment, and the prepayment fee, and other obligations due the lender would be come immediately payable.

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

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top five customers accounted for 67% and 25% of our accounts receivable as of December 31, 2015 and December 31, 2014, respectively, and 70% and 64% of our total revenues for the twelve months ended December 31, 2015 and 2014, respectively. Our dependence on, and the identity of, our key customers may vary from period to period as a result of competition among our customers, and changes in individual customers’ purchases of our products. Our former largest customer, Health Diagnostics Laboratory Inc. (“HDL”), filed for bankruptcy in June 2015, and as the HDL bankruptcy process continues we are unable to predict whether we can collect our outstanding accounts receivable for their prior purchases.  Moreover, we are unable to predict whether post-bankruptcy orders will continue with the sale of the majority of HDL assets to True Health Diagnostics, LLC, and if continuing, the timing and purchase levels.  Additionally, Atherotech, another of our top five customers in 2015 and 2014, declared Chapter 7 bankruptcy in March 2016. Atherotech’s filing of bankruptcy has no impact on our 2015 revenue or receivables. We are in the process of creating an additional distribution channel for our products through the hospitals, clinics and physician office laboratories for PLAC Activity, but in the near term we expect to continue to have revenues concentrated with a number of large laboratory customers.  The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any period and may result in significant annual and quarterly revenue variations.

We have engaged in  limited sales and marketing activities for our PLAC Activity product.

PLAC Activity may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits. As is the case with all novel biomarkers, we must penetrate the market and generate demand with physician education and awareness programs. Publication in peer review journals of results from outcome studies using our products will be an important consideration in the adoption by physicians. Our ability to successfully commercialize PLAC Activity and other diagnostic products and services will depend on many factors, including:

•	driving adoption and revenue growth through clinical messaging; and
•

executing on our commercial strategy of creating a broad and diversified distribution channel of new laboratory customers for this product, including hospital system, regional reference laboratories, clinics and physician office laboratories.

In addition, the timing and uptake from contracting to orders and revenue is highly unpredictable and we may be unable to successfully predict growth in revenues or profits, if any, from PLAC Activity and any new products.  These and other factors may present obstacles to commercial acceptance of our products, and we may need to devote substantial time and money to surmount these obstacles, and the result might not be successful.

We rely on two manufacturers to supply materials for our PLAC ELISA Test and a limited number of vendors and suppliers to obtain materials for our PLAC Activity Test in the manufacture of our products. If these manufacturers are unable to deliver our products or these vendors and suppliers are unable to deliver our materials in a timely manner, or at all, we may be unable to meet demand, which would have a material adverse effect on our business.

We have qualified two third-party manufacturers for our PLAC ELISA Test, and we intend to order regularly from both of these manufacturers in the future. We rely on our third-party manufacturers to maintain their manufacturing facility in compliance with FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with FDA or other critical regulations, they could be ordered to curtail operations, which would have a material adverse impact on our business. In addition, increases in the prices we pay our manufacturer, or lapses in quality, such as failure to meet our specifications or the requirements of the Quality System Regulations (“QSR”) and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace the existing manufacturers may be difficult, because the number of potential manufacturers is limited.

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

We manufacture PLAC Activity Test on-site in South San Francisco, California and we could experience supplier, process, quality control and shipping problems.

We have been manufacturing PLAC Activity Test in-house since January 2012. We are dependent on the expertise of our personnel for ensuring the production and quality of the PLAC Activity Test. We could observe performance deviations that have not been apparent during development, including performance and stability of PLAC Activity. The discovery of such performance deviations or of any manufacturing problems may adversely affect our sales in the U.S. and other countries.

If third-party payers do not reimburse our customers for the use of our clinical diagnostic products or if they reduce reimbursement levels, our ability to sell our products could be harmed.

We sell our products primarily through distributors and to laboratory customers, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payers, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Both the PLAC ELISA and PLAC Activity Tests are covered by Medicare. Third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Accordingly, third-party payers are increasingly challenging the prices charged for diagnostic tests. Most of these third-party payers may deny coverage and reimbursement if they determine that a product was not medically necessary or not used in accordance with cost-effective treatment methods, or was used for an unapproved indication.

In the U.S., third-party payers generally require billing codes on claims for reimbursement that describe the services provided. For laboratory services, the American Medical Association (“AMA”) establishes most of the billing codes using Current Procedural Terminology (“CPT”) codes. Each third-party payer generally develops payment amounts and coverage policies for their beneficiaries or members that ties to the CPT code established for the laboratory test and, therefore, coverage and reimbursement may differ by payer even if the same billing code is reported for claims filing purposes. Currently, the tests performed by our assays are described by a specific CPT code for Lp-PLA2. If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline. Lower-than-expected, or decreases in, reimbursement amounts for tests performed may negatively impact our ability to price our products successfully.

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

As an example, in March 2014, we entered into an exclusive licensing and supply agreement with BRAHMS to develop and commercialize three independent biomarkers to aid in risk prediction and prognosis for heart failure. These new biomarker product opportunities represent our future product pipeline.  In the event we fail to meet certain diligence requirements under the license, our exclusive right in the U.S. for these products may be lost, which would have an adverse effect on our product pipeline and sales.

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

We depend on the efforts and abilities of our senior management, our research and development staff and a number of other key management, sales, support, technical and administrative services personnel. In particular, we rely on the experience of our senior management, who have specific knowledge of our business and industry that is difficult to replace. If we are unable to attract and retain highly-qualified senior management, our business may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Competition for experienced, high-quality personnel exists, particularly in the San Francisco Bay Area, and we cannot assure you that we can continue to recruit and retain such personnel. Our failure to hire, train and retain qualified personnel would impair our ability to develop new products and manage our business effectively.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet‑based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of key business processes.

In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Government Regulations

We are subject to extensive regulation by the FDA and other regulatory agencies, and failure to comply with such regulation could have a material adverse effect on our business, financial condition, and results of operations.

Our business and our medical device products, including our PLAC Test, are subject to extensive regulation by the FDA and other federal, state, and foreign regulatory agencies. These laws and regulations govern many aspects of our products and operations, and the products and operations of our suppliers and distributors, including premarket clearance and approval, design, development and manufacturing, labeling, packaging, safety and adverse event reporting, recalls, storage, advertising, promotion, sales and record keeping. Failure to comply with these laws and regulations could result in, among other things, warning letters, civil or criminal penalties, injunctions, delays in clearance or approval of our products, withdrawal of cleared products, recalls, and other operating restrictions, all of which could cause us to incur significant expenses.

Before we can market or sell a new product or a significant modification to an existing product in the U.S., we must obtain either clearance under Section 510(k) of the FDCA, or approval of a pre-market approval application (“PMA”), from the FDA, unless an exemption applies. In the 510(k) clearance process, the applicant must demonstrate to the FDA’s satisfaction that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to obtain clearance from the FDA to market the proposed device. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including:

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

Many national, regional, and local laws and regulations, including the healthcare reform legislation, have not been fully implemented by the regulatory authorities or adjudicated by the courts, and these provisions are open to a variety of interpretations. In the ordinary course of business, we must frequently make judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to various sanctions, including substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. Such sanctions could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business. In addition, in January 2011, the FDA announced twenty-five action items it intends to take in reforming the 510(k) premarket review program. The FDA issued its recommendations and proposed action items in response to concerns from both within and outside of the FDA about the 510(k) program. The FDA is in the process of issuing guidance on the specific modifications or clarifications that the FDA intends to make to its guidance, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process. The FDA’s announced action items signal that additional regulatory requirements are likely. The FDA intends to issue a variety of draft guidance and regulations which, when fully implemented, could impose additional regulatory requirements upon us, which could delay our ability to obtain new clearances, increase the cost of compliance, or restrict our ability to maintain our current 510(k) clearances.

Healthcare reform and its restrictions on coverage and reimbursement may adversely affect our business.

Legislation both proposed and passed has had an impact on reimbursement levels for diagnostic services, including laboratory tests. For instance, in March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes a number of substantial changes to the way health care is financed by both governmental and private insurers. Among other things, the PPACA mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. A productivity adjustment also is made to the fee schedule payment amount. In addition, on February 22, 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which, among other things, mandated an additional change in Medicare reimbursement for clinical laboratory services. This legislation requires a rebasing of the Medicare clinical laboratory fee schedule to effect a 2% reduction in payment rates otherwise determined for 2013, which in turn will serve as a base for 2014 and subsequent years. Further, with respect to the PPACA changes, the legislation establishes an Independent Payment Advisory Board (“IPAB”) to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies, which may have a negative impact on payment rates for services, including clinical laboratory services, beginning in 2016, and for hospital services beginning in 2020. PPACA also provided for an excise tax on medical devices and required to disclose all transfers of values to physicians and physician teaching institutions under the6 sunshine provisions of the PPACA. On December 18, 2015, President Obama signed into law the "Protecting Americans from Tax Hikes Act of 2015." The Act imposes a two-year moratorium on the medical device excise tax effective for sales made after December 31, 2015.

The full impact on our business of the PPACA and other government spending limitations resulting from broader cutbacks in government spending or reimbursement is uncertain. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for and price levels of our products.

PAMA included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule.  Under PAMA, Medicare payment rates for tests will be equal to the volume-weighted median of the private payer payment rates for a test. The payment rates calculated under PAMA will be effective starting January 1, 2017, and will be reviewed every three years, based on private payer payment rates and volumes for their tests.  On September 25, 2015, CMS released a proposed rule for the Medicare Clinical Diagnostic Laboratory Tests Payment System, which lays out the regulations and processes for the implementation of the PAMA law.  As expected, CMS has proposed to begin the establishment of payment rates for clinical laboratory tests based on the currently available payment rates from commercial payers, effective January 1, 2017.  Per the PAMA law and the proposed rule, regardless of the payment rates indicated by the commercial payer data provided to CMS, the maximum amount an individual payment for a clinical laboratory diagnostic test can be reduced is 10% for payments effective January 2017. We believe that, starting in 2017 and over time, our customers could see decreased reimbursement from Medicare for running our PLAC Tests which may impact the price at which we sell them our kits and negatively impact our revenue growth.

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

In September 2014, we entered into a Loan and Security Agreement with Oxford (the “Loan and Security Agreement”). The Loan and Security Agreement contains a number of affirmative and restrictive covenants. These covenants limit our ability to, among other things:

•	Dispose of property;
•	Merge, consolidate or acquire another entity;
•	Incur additional indebtedness;
•	Enter into transactions with affiliates; and
•	Pay dividends or make other distributions or payments on our capital stock.

If we breach any of these covenants, are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in an event of default under the Loan and Security Agreement. Upon the occurrence of an event of default under the Loan and Security Agreement, Oxford could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay the amounts due under the Loan and Security Agreement, Oxford could proceed against the collateral granted to it to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.  Any event of default under the Loan and Security Agreement could significantly jeopardize our business and ability to continue as a going concern.

We will need to raise additional capital to support our operations in the future.

We will require additional funds to uplist our Common Stock from the OTC Bulletin Board to NASDAQ and to broadly commercialize our products and to develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us. The consent of Oxford will likely be required for additional debt or other financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding, and any such failure may negatively impact our business and operations.

Our future capital needs are uncertain and our independent registered public accounting firm has expressed in its report on our 2015 audited financial statements a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain loans from financial institutions and our operations could be curtailed if we are unable to obtain the required additional funding when needed.  We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our financial statements for the year ended December 31, 2015 included in Item 8 of this Annual Report on Form 10-K have been prepared assuming we will continue to operate as a going concern.  However, due to our ongoing operating losses, negative cash flows from operations, and our accumulated deficit, there is substantial doubt about our ability to continue as a going concern.  Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from financial institutions.  Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all.  If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer or discontinue certain of our research and development activities and operating activities or we may not be able to continue as a going concern.  As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements included in Item 8 of this Annual Report a substantial doubt regarding our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.  Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.

We have a history of losses, we expect to incur losses for at least the next few years, and we may never achieve profitability.

We have incurred substantial net losses since our inception. Our accumulated deficit was $215.5 million at December 31, 2015. For the twelve months ended December 31, 2015 and 2014, we incurred net losses of $7.2 million and $8.5 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden our product pipeline. If we are unable to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Moreover, we are solely dependent on our two PLAC Tests for revenues. We expect that the PLAC Tests will account for a substantial portion of our revenue for the foreseeable future. We do not know if both of our PLAC Tests will be accepted broadly by the market over the long-term and it is possible that the demand for the product may decline over time, and any quarter or other period of profitability may not be sustainable without continued growth in sales of both of our products. Even with our 510(k) FDA clearance, we may never be able to successfully commercialize PLAC Activity in the U.S.. Any decline in demand or failure of our PLAC Tests to penetrate current or new markets significantly could have a material adverse effect on our business, financial condition, and results of operations. Moreover, the sale of PLAC Tests may not continue to stabilize, and any reduction in demand from one or more of our major customers may have a significant impact on our ability to achieve and maintain profitability.

Risks Relating to Intellectual Property

If the combination of patents, trade secrets, trademarks, and contractual provisions that we rely on to protect our intellectual property proves inadequate, our ability to successfully commercialize our products will be harmed and we may never be able to operate our business profitably.

Our success depends, in large part, on our ability to protect proprietary discoveries, technology, brands, creative works, and diagnostic tests under the patent and other intellectual property laws of the U.S. and other countries, so that we can seek to prevent others from unlawfully using our proprietary inventions and information. We hold issued patents in the U.S. covering PLAC ELISA and PLAC Activity. Certain patents for PLAC ELISA and PLAC Activity expired in 2015 or will expire in 2016.  We continue to review new patent applications but there can be no assurance that these patent applications will be used or any issued patents will maintain a competitive advantage for our PLAC ELISA and PLAC Activity products.

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

Furthermore, U.S. Supreme Court decisions in cases involving patents claiming genetic materials and information, and diagnostic products and methods based on genetic materials and information may impact our business. For example, on March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the U.S. Supreme Court issued an opinion holding that the processes claimed by Prometheus’ patent were not patent eligible because these processes—determining the relationships between concentrations of certain metabolites in the blood and the likelihood that a thiopurine drug dosage will prove ineffective or cause harm—merely apply laws of nature and are not themselves patentable. On June 13, 2013 in Association for Molecular Pathology et al.v. Myriad Genetics, Inc., et al. the U.S. Supreme Court issued an opinion holding that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated, but cDNA is patent eligible because it is not naturally occurring. It is unknown what impact these decisions will have with respect to our patents.

We license key intellectual property from GlaxoSmithKline and ICOS, and our contractual relationships have certain limitations.

We have an exclusive license from GlaxoSmithKline (formerly SmithKlineBeecham plc) and a co-exclusive license from ICOS Corporation (“ICOS”), subsequently acquired by Eli Lilly and Company, to practice and commercialize technology covered by several issued and pending U.S. patents and their foreign counterparts. Some of these licensed patents covering composition of matter and cardiovascular diagnostic claims have different expiration dates from 2015 through 2016, which may limit our ability to generate future revenue from products claimed under those exclusive and co-exclusive licenses.

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

We have rights to patents and patent applications owned by licensors that provide important protection on the composition of matter and utility of our products, product candidates and product pipeline. We do not, however, directly control the prosecution and maintenance of all of these patents. A licensor may not fulfill its obligations under a license and may allow these patents to go abandoned or may not pursue meaningful claims for our products. Also, while the U.S. Patent and Trademark Office has issued patents covering diagnostic utility or methods, we do not know whether or how courts will enforce these patents. If a court finds our patents for these types of inventions to be invalid, unenforceable or interprets them narrowly, the benefits of our patent strategy may not materialize. If any or all of these events occur, they could diminish the value of our intellectual property.

Risks Relating to Our Stock

Our stock price is likely to continue to be volatile.

Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded “over the counter” typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Stock Market, due to the fact that OTC trading volumes are generally significantly lower than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price, particularly where the trading price of the stock price is relatively low. In addition, the stock markets and the markets for medical diagnostics and biotechnology stocks in particular, have experienced volatility that has often been unrelated to the operating performance of particular companies. Moreover, our stockholders and Board approved a 15-for-1 reverse stock split that resulted in increased volatility due to our higher stock price as adjusted for the reverse stock split.  For example, our stock price at December 31, 2015 declined by more than 51% since July 1, 2015, the first trading day following the effectiveness of the reverse stock split.  The trading price of our common stock has been and is likely to continue to be extremely volatile. Some of the many factors that may cause the market price of our common stock to fluctuate include, in no particular order:

•	Our ability to grow our established business based on two FDA-cleared products;
•	Our ability to develop, launch and commercialize potential new products;
•	Actions taken by regulatory authorities with respect to our products;
•	The progress and results of our product development efforts or those of our competitors;
•	Significant changes to our executive team or other members of senior management;

•	The outcome of legal actions to which we may become a party;
•	Changes in our strategy and competitive positioning;
•	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	Our ability to uplist to a national stock exchange; and
•	Restatements of our financial results and/or material weaknesses in our internal controls.

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

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors through various corporate actions, including Board nominations and proxy contests. We may become subject to one or more campaigns by stockholders who desire to increase stockholder value in the short term. If we become engaged in a proxy contest with an activist stockholder in the future, our business and operations could be adversely affected as responding to such contests or other activist stockholder actions would be costly and time-consuming, and we would expect that such actions would disrupt our operations and divert the attention of management and our employees from executing our strategic plans and product launch. In addition, if individuals are elected to our Board with a specific agenda or without relevant experience or expertise, it may adversely affect the ability of the Board to function effectively as well as our ability to effectively and timely implement our strategic plans, which are focused on building shareholder value. Any perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of our Board may lead to the perception of a change in the direction of our business and instability or lack of continuity with respect to our products which may cause concerns for our customers or be exploited by our competitors.  As a result, we could experience significant volatility and a decline of our stock price, the loss of potential business opportunities and difficulties in attracting and retaining qualified personnel and customers.  For example, we entered into a settlement agreement with an activist stockholder pursuant to which we nominated, and the stockholders elected, John Sperzel III, a mutually acceptable candidate for election at our 2015 annual meeting of stockholders.  There can be no assurance that we will not be subject to additional campaigns by other stockholders now or in the future.

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stock Holder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board (the “OTCQB”) under the symbol “DDXS.” The following table sets forth the high and low bid prices of our common stock for the periods indicated. The prices represent quotations by dealers without adjustments for retail markups or commission and may not represent material transactions.  Effective June 30, 2015, we consummated a 1-for-15 reverse split of all issued and outstanding shares of common stock and concurrently reduced the authorized number of common stock to 50,000,000 shares.  All share and per share amounts have been adjusted to reflect this reverse split.

	Common Stock
	2015		2014
	High	Low	High	Low
First Quarter	$10.65	$4.95	$17.70	$13.20
Second Quarter	6.00	3.90	15.00	9.45
Third Quarter	4.71	2.45	11.40	6.60
Fourth Quarter	$3.75	$1.76	$8.55	$4.20

On March 28, 2016, the last reported sales price of our common stock on the OTCQB was $1.55 per share.

Holders

There were approximately 72 holders of record of our common stock as of March 28, 2016. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

None.

Repurchases and Dividends

There were no Issuer purchases of equity securities during the year ended December 31, 2015.

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

Not required.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements and related Notes included in PART II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We are a diagnostics company focused on developing and commercializing proprietary cardiovascular diagnostic products addressing unmet needs in cardiovascular disease (“CHD”). We sell our diagnostic products to laboratories and hospitals. Physicians order tests for their patients from these laboratories and use the results to aid in assessing their patients’ risk for CHD.

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

We entered into a Loan and Security Agreement with Comerica Bank in September 2011, which was amended in September 2012 and again in October 2013.This loan was terminated in August 2014 and a new Loan and Security Agreement was established with Oxford. The new Loan and Security Agreement contained certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and security interests in our assets. We cannot assure you that we will be able to raise any such additional funding in a timely manner if we require funds.

Effective June 30, 2015, we consummated a 1-for-15 reverse split of all issued and outstanding shares of common stock and concurrently reduced the authorized number of common stock to 50,000,000 shares.  All share and per share amounts have been adjusted to reflect this reverse split.

License and Supply Agreement

On September 4, 2015, we entered into a License and Supply Agreement (the “License and Supply Agreement”) with OriGene Technologies, Inc., (“OriGene”) and Wuxi OriGene Biotechnology Co., Ltd., (“WOBC”) (OriGene and WOBC are referred to herein collectively as “Licensee”) and a Securities Purchase Agreement with OriGene.

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

After commencement of commercial sales, we will be eligible to receive certain modest sales-based milestones as well as mid-single-digit royalties on net sales. As the milestones are not dependent upon any actions of the Company and therefore not considered substantive, the milestone payments, if and when received, will be treated as additional arrangement compensation.  The Company will recognize a prorated share of the milestone from inception of the agreement to the date the milestone was received, with the remaining recorded as deferred revenue and recognized over the remaining life of the agreement on a straight-line basis.

In addition to the PLAC® ELISA rights, we have also granted to Licensee a right of first offer for future rights to PLAC® Activity in the Territory.

In connection with the License and Supply Agreement, we and OriGene entered into a separate securities purchase agreement (the “Stock Purchase Agreement”) on September 4, 2015. Pursuant to the Stock Purchase Agreement, on September 4, 2015, when the closing market price of our stock was $3.01, we issued 264,681 shares of our common stock, at a per share purchase price of approximately $3.82 for a total of $1.0 million.  We have accounted for the License and Supply Agreement and the Stock Purchase Agreement as one arrangement under the multiple element arrangement guidance as they were entered into simultaneously and reference each other in the agreements.  The difference in the fair value of the common stock and the purchase price, $0.2 million, is being recognized as license revenue ratably over the ten year period of the License and Supply Agreement. The revenue recognized in connection with the license fee for the year ended December 31, 2015 was $7,000.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Note 2 of the financial statements in Part II, Item 8 of this Annual Report on Form 10-K, describes the significant accounting policies used in the preparation of the financial statements. We consider the following accounting policies to be critical accounting policies because they are significantly affected by critical accounting estimates, they are highly important to the portrayal of our financial condition and results and they require management judgments and assumptions about matters that are inherently uncertain.

Revenue Recognition

We generate revenues from product sales, license fees and service contract arrangements. Revenues are recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and title has transferred, transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Service revenue is recognized as the contractually obligated services are performed, provided that the fee is fixed and determinable and collectability is reasonable assured.

License fee revenue including nonrefundable upfront fees, is deferred and recognized over the term of the underlying agreements. Revenue from technology licenses or other payments under collaborative agreements where we have a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. The term of these underlying agreements is ten years.  Payments received that are related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone or event specified in the underlying contracts, which represents the culmination of the earnings process. Amounts received in advance, if any, are recorded as deferred revenue until the milestone is reached.  Milestone payments received that are not related to substantive, performance-based “at risk” milestones are recognized as additional consideration under the specific agreement to which they related and are recognized over the life of the agreement.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Years Ended December 31,
	2015	2014
United States	$17,554	$26,043
Europe	553	302
Rest of the world	7	78
	$18,114	$26,423

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

Forward Currency Contracts

In March 2014, we entered into a License and Supply Agreement with BRAHMS.  Under the terms of the agreement, we paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  We paid an additional 500,000 Euros in development and regulatory milestones in June 2015, may pay up to 1,000,000 Euros in post-launch commercialized milestones, and royalties on future sales.  In order to reduce our foreign exchange risk, on January 30, 2015, we entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The forward contract for March 2015 offset the payment due to BRAHMS in March 2015. The latter contract was offset by a spot contract in June 2015 when the developmental milestone was reached.  The forward contracts did not qualify as a cash flow hedge.  Realized and unrealized gains and losses on the forward contracts are a component of “Other income (expense)” in the accompanying condensed Statements of Comprehensive Loss. At December 31, 2015, there were no forward contracts outstanding.

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

We file income tax returns in the U.S. federal jurisdiction and several state jurisdictions. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdictions. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of December 31, 2015, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2015 and 2014

Revenues

	Years Ended December 31,		% Increase (Decrease)
	2015	2014	2014 to 2015
	(in thousands)
Revenues:
Product sales revenue	$17,987	$21,204	(15)%
Service revenue	120	4,994	(98)%
License revenue	7	225	(97)%
Total net revenues	$18,114	$26,423	(31)%

Revenues are generated from product sales, laboratory service contract arrangements and licensing fees. Service revenues relate to laboratory services under an agreement with GlaxoSmithKline.

Total revenues for the year ended December 31, 2015 were $18.1 million, a decrease of approximately $8.3 million, or 31% compared with the year ended December 31, 2014. This change primarily reflects decreased revenues for services of $4.9 million for the year, as well as a $3.2 million reduction in product sales.  The reduction in product sales is primarily due to our formerly largest customer, Health Diagnostics Laboratory, or HDL, filing for Chapter 11 bankruptcy on June 7, 2015.  Total sales to HDL declined $4.3 million between periods.  Subsequent to the bankruptcy filing, we continued to do business with HDL on a “cash-in-advance” basis until they were sold on September 30, 2015.  Partially offsetting the HDL decrease is an increase in sales to regional and national laboratories and international customers of approximately $1.7 million.  Service revenue recorded during 2015 and 2014 was earned from our 2014 contract with GlaxoSmithKline, which was completed in 2014.  No further revenue is expected from this contract.

Our top five customers accounted for 70% and 64% of our net revenues for the years ended December 31, 2015 and 2014, respectively. Because of this customer concentration and the timing of orders from these customers, our quarterly and annual revenues may fluctuate materially. We expect quarterly revenues to fluctuate more due to the high customer concentration. In December 2014, we received FDA 510(k) clearance for commercialization of our PLAC Activity Test.

Product and Service Costs of Revenue

	Years Ended December 31,		% Increase (Decrease)
	2015	2014	2014 to 2015
	(in thousands)
Product costs	$5,362	$6,764	(21)%
Service costs	—	598	(100)%
Total costs of revenue	$5,362	$7,362	(27)%

Product costs include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Total costs of revenue for the year ended December 31, 2015 were $5.4 million, a decrease of $2.0 million, or 27% compared to the year ended December 31, 2014. Product costs decreased $1.4 million due to decreased sales as well as reduced headcount and continued cost containment efforts following the restructuring implemented in the fourth quarter of 2014.   Service costs decreased $0.6 million.  Service costs include our expenditures such as personnel and temporary support staff performing service functions and laboratory supplies consumed in the performance of required laboratory procedures. The 2014 amounts reflect expenses incurred in conjunction with providing laboratory services to GlaxoSmithKline during the year ended December 31, 2014.  Service costs incurred during 2015 were negligible and consisted of the disposition of the final samples from services performed under our contract with GlaxoSmithKline in 2014.

Sales and Marketing Expenses

	Years Ended December 31,		% Increase (Decrease)
	2015	2014	2014 to 2015
	(in thousands)
Sales and marketing	$4,920	$10,083	(51)%

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses for the year ended December 31, 2015 were $4.9 million, a decrease of $5.2 million, or 51% compared to the year ended December 31, 2014. The decrease primarily reflects a $3.8 million reduction in personnel expenses following the restructuring implemented in the fourth quarter of 2014 and a commensurate reduction in other personnel associated expenses including travel, entertainment and office costs.  The reduction also reflects continued cost containment efforts during 2015.

Research and Development Expenses

	Years Ended December 31,		% Increase (Decrease)
	2015	2014	2014 to 2015
	(in thousands)
Research and development	$4,339	$6,347	(32)%

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses for the year ended December 31, 2015 were $4.3 million, a decrease of $2.0 million, or 32% compared to the year ended December 31, 2014. This decrease primarily reflects a decrease in expenses related to the development of our product pipeline. Research and development expenses in 2014 included $1.7 million for the initial payment to obtain an exclusive license from BRAHMS related to certain heart failure biomarkers versus $0.6 million in a milestone payment to BRAHMS during 2015.  Additional decreases include $0.5 million in reduced personnel costs following the restructuring implemented in the fourth quarter of 2014, reductions in other related expenses such as laboratory and office costs, and continued cost containment efforts during 2015.

General and Administrative Expenses

	Years Ended December 31,		% Increase (Decrease)
	2015	2014	2014 to 2015
	(in thousands)
General and administrative	$7,839	$9,612	(18)%

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses for the year ended December 31, 2015 were $7.8 million, a reduction of $1.8 million, or 18%, compared to the year ended December 31, 2014. This decrease was primarily related to a decrease of $1.9 million in personnel costs following the restructuring implemented in the fourth quarter of 2014, as well as continued cost containment efforts during 2015, which was partially offset by an increase in professional service expenses.

Provision for Doubtful Accounts

Provision for doubtful accounts incurred during 2015 relates to the June 7, 2015 Chapter 11 bankruptcy filing of HDL. We recorded a $0.9 million allowance for doubtful accounts to fully reserve against the HDL accounts receivable.  There was no similar expense during 2014.

Interest Income, Interest Expense and Other Income (Expense), Net

	Years Ended December 31,		% Increase (Decrease)
	2015	2014	2014 to 2015
	(in thousands)
Interest income, interest expense and other income (expense), net
Interest income	$3	$3	—%
Interest expense	(1,857)	(1,560)	19%
Other income (expense), net	(51)	87	(159)%
Total net interest and other income (expense)	$(1,905)	$(1,470)	30%

Interest income is derived from cash and cash equivalent balances. Interest expense is based on outstanding debt obligations. Net interest and other expense for the year ended December 31, 2015 was $1.9 million, an increase of 0.4 million, or 30% compared to the year ended December 31, 2014. The increase primarily reflects higher interest expense during 2015 due to a larger outstanding balance and higher interest rate under the credit facility with Oxford as compared to our previous credit facility with Comerica that was terminated during 2014.  Interest expense during 2014 included one-time charges related to the Comerica credit facility termination totaling $0.4 million.  Other expense for the year ended December 31, 2015 included Delaware franchise tax expense of $79,000, which was partially offset by realized gains on the forward currency contracts.  Delaware franchise taxes increased significantly in 2015 due to our reverse stock split.  Other income for the year ended December 31, 2014 primarily comprised foreign exchange gains related to payables denominated in Euros.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of December 31, 2015, we had an accumulated deficit of $215.5 million, a working capital deficit of $5.9 million and stockholders’ deficit of $4.7 million.  The recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern, and for the year ended December 31, 2015, our independent registered public accounting firm has expressed in its auditors’ report on our financial statements included as part of this Annual Report a “going concern” opinion.

We will require additional funds to uplist our Common Stock from OTC Bulletin Board to NASDAQ and to broadly commercialize our products and develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us and we may need to implement additional cost cutting actions. The consent of Oxford will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding. We do not believe that our cash resources of $9.1 million as of December 31, 2015 provide us with sufficient funds to meet our expected working capital needs through the end of 2016.

In August 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan and Security Agreement and the amount of the loan balance, plus accrued and unpaid interest, and final payment, and the prepayment fee, and other obligations due the lender would be come due immediately.

In September 2015, we entered into a Stock Purchase Agreement with OriGene in connection with the License and Supply Agreement.  Pursuant to the Stock Purchase Agreement, on September 4, 2015, when the closing market price of our stock was $3.01, we issued 264,681 shares of our common stock, at a per share purchase price of approximately $3.82 for a total of $1.0 million.  The difference in the fair value of the common stock and the purchase price, $0.2 million, is being recognized as license revenue ratably over the ten year period of the License and Supply Agreement.  The revenue recognized in connection with the license fee for the year ended December 31, 2015 was $7,000.

Cash and Cash Equivalents

As of December 31, 2015, we had cash, and cash equivalents, of $9.1 million, compared to cash and cash equivalents of $14.9 million at December 31, 2014. The decrease of $5.8 million was primarily cash used in operating activities of $5.5 million and principal repayments on the outstanding loan agreement commencing October 2015, which was partially offset by proceeds from the issuance of common stock.

Cash Flows from Operating Activities

Net cash used in operating activities of $5.5 million for the year ended December 31, 2015 was principally due to the net loss of $7.2 million and a $0.7 million cash outflow related to changes in operating assets and liabilities, reduced by the effect of non-cash items totaling $2.3 million. Significant non-cash items were stock-based compensation expense of $0.8 million, depreciation and amortization of $0.4 million, interest expense of $0.8 million, provision for doubtful accounts of $0.9 million and $0.2 million of inventory obsolescence reserve, which was partially offset by unfavorable lease amortization of $0.8 million.

Net cash used in operating activities of $7.0 million for the year ended December 31, 2014 was principally due to the net loss of $8.5 million and a $0.3 million cash inflow related to changes in operating assets and liabilities, further reduced by the effect of non-cash items totaling $1.2 million. Significant non-cash items were stock-based compensation expense of $0.8 million, depreciation and amortization of $0.5 million, interest expense of $0.5 million, and $0.1 million of inventory obsolescence reserve, which was partially offset by unfavorable lease amortization of $0.7 million.

Cash Flows from Investing Activities

There was minimal net cash used in investing activities to purchase property and equipment during the year ended December 31, 2015.

Net cash used by investing activities in the year ended December 31, 2014 was $0.2 million, primarily due to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities of $0.3 million for the year ended December 31, 2015 consisted primarily of $1.1 million of debt repayments which commenced in October 2015, partially offset by proceeds from the sale of our common stock in connection with the License and Supply Agreement with OriGene and minimal proceeds from stock option exercises.

Net cash provided by financing activities in the year ended December 31, 2014 was $5.3 million, primarily due to borrowings under our new credit facility with Oxford in the amount of $15.0 million and stock option exercises of $0.5 million. This was partially offset by $10.0 million in repayment of principle of our previous loan with Comerica and $0.2 million in loan issuance costs related to the credit facility with Oxford.

Other Information

Our future capital requirements will depend primarily upon our ability to maintain and grow our current product revenues, to develop and commercialize our product pipeline, to develop or acquire new cardiovascular biomarker tests, to manage our obligations under real estate leases, and to improve our reimbursement prospects from third-party payers.

We will require additional financing and will seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding.

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

In August 2014, we entered into a loan and security agreement with Oxford (see Note 9 of the Notes to Financial Statements included in this Annual Report on Form 10-K). This loan contains various covenants. If we breach any of these covenants or we are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan.  Upon the occurrence of an event of default under the loan, Oxford could elect to declare all amounts outstanding to be immediately due and payable. If we are unable to repay those amounts, Oxford could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

In order to meet the future working capital needs, we are reliant on additional equity and/or debt financing. Additional funding may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding or, if available, that such funding would be on favorable terms.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2015 are disclosed in the following table (in thousands):

	Total	2016	2017	2018	2019	Year 5 and after
Debt obligations	$16,773	$5,554	$5,554	$5,665	$—	—
Operating lease obligations	2,738	2,738	—	—	—	—
Total contractual commitments	$19,511	$8,292	$5,554	$5,665	$—	—

As part of the reverse merger completed in 2010, we recorded a lease obligation which contained a lease payment that exceeded current market rates. Accordingly, we recognized a $4.1 million unfavorable lease obligation. We amortize the unfavorable lease obligation using the effective interest rate method. The carrying amount of the unfavorable lease liability was $1.0 million as of December 31, 2015.  The expense related to the amortization of the unfavorable lease obligation is not included in the table above.

As described in Note 9 of the financial statements included in Item 8 of this Annual Report on Form 10-K, due to the substantial doubt about our ability to continue operating as a going concern and the material adverse change clause in the Oxford Loan Agreement, the entire amount of notes payable at December 31, 2015 has been classified as current in these financial statements. Oxford has not invoked the material adverse change clause.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of December 31, 2015, we had cash and cash equivalents of $9.1 million which consisted of cash and highly liquid money market funds.

Item 8.	Financial Statements and Supplementary Data

DIADEXUS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Diadexus, Inc.:

In our opinion, the accompanying balance sheets and the related statements of comprehensive loss, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Diadexus, Inc. at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 29, 2016

DIADEXUS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$9,116	$14,946
Accounts receivable, net of reserve of $910 and $6 at December 31, 2015 and 2014, respectively	1,704	4,101
Inventories	186	578
Prepaid expenses and other current assets	398	500
Total current assets	11,404	20,125
Restricted cash	1,400	1,400
Property and equipment, net	302	637
Other long-term assets	49	131
Total assets	$13,155	$22,293
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$737	$1,023
Notes payable, current portion	14,357	957
Deferred revenues, current portion	21	120
Deferred rent, current portion	208	128
Unfavorable lease obligations	957	820
Accrued and other current liabilities	995	3,074
Total current liabilities	17,275	6,122
Non-current portion of notes payable	—	13,791
Non-current portion of deferred revenue	184	—
Non-current portion of deferred rent	—	208
Non-current portion of unfavorable lease obligation	—	957
Other long term liabilities	407	369
Total liabilities	17,866	21,447
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,100,060 and 3,783,195 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	41	38
Additional paid-in capital	210,777	209,171
Accumulated deficit	(215,529)	(208,363)
Total stockholders’ (deficit) equity	(4,711)	846
Total liabilities and stockholders’ (deficit) equity	$13,155	$22,293

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share data)

	Years ended December 31,
	2015	2014
Revenues:
Product sales	$17,987	$21,204
Service revenue	120	4,994
License revenue	7	225
Total revenues	18,114	26,423
Operating costs and expenses:
Product costs of revenue	5,362	6,764
Service costs of revenue	—	598
Sales and marketing	4,920	10,083
Research and development	4,339	6,347
General and administrative	7,839	9,612
Provision for doubtful accounts	904	1
Total operating costs and expenses	23,364	33,405
Loss from operations	(5,250)	(6,982)
Interest income, interest expense and other income (expense), net:
Interest income	3	3
Interest expense	(1,857)	(1,560)
Other income (expense), net	(51)	87
Loss before income tax	(7,155)	(8,452)
Income tax provision	11	15
Net loss	$(7,166)	$(8,467)
Net loss and comprehensive loss	$(7,166)	$(8,467)
Basic and diluted net loss per share:	$(1.83)	$(2.30)
Weighted average shares used in computing basic and diluted net loss per share	3,911,300	3,679,874

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014
Operating activities:
Net loss	$(7,166)	$(8,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of assets	—	(5)
Depreciation and amortization	357	509
Stock-based compensation	756	838
Provision for doubtful accounts	904	1
Non-cash interest expense	38	35
Inventory obsolescence reserve	256	93
Non-cash interest associated with notes payable	828	471
Unfavorable lease	(820)	(697)
Changes in operating assets and liabilities:
Accounts receivable	1,493	(1,075)
Inventory	136	(211)
Prepaid expenses, other current assets and other long-term assets	99	395
Accounts payable	(286)	431
Accrued liabilities and other long-term liabilities	(2,079)	885
Deferred rent	(128)	(51)
Deferred revenue	85	(107)
Net cash used in operating activities	(5,527)	(6,955)
Investing activities:
Purchases of property and equipment	(22)	(211)
Proceeds from sale of assets, net	—	4
Net cash used in investing activities	(22)	(207)
Financing activities:
Proceeds from notes payable	—	15,000
Principal repayment of loan	(1,134)	(10,000)
Debt issuance costs	—	(224)
Proceeds from issuance of common stock	853	485
Net cash (used in) provided by financing activities	(281)	5,261
Net decrease in cash and cash equivalents	(5,830)	(1,901)
Cash and cash equivalents, beginning of year	14,946	16,847
Cash and cash equivalents, end of year	$9,116	$14,946
Supplemental disclosure:
Cash paid for interest	$1,036	$921
Issuance of warrants for common stock in connection with debt	$—	$470
Net change in accounts payable from acquisition of property and equipment	$—	$(19)
Net change in accrued liabilities from acquisition of property and equipment	$—	$(10)

See accompanying notes to financial statements.

DIADEXUS, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholder’s (Deficit) Equity
Balance at December 31, 2013	3,649,996	$37	$207,379	$(199,896)	$7,520
Stock-based compensation	—	—	839	—	839
Issuance and sale of common stock under stock-based compensation plans	133,199	1	483	—	484
Issuance of warrants	—	—	470	—	470
Net loss	—	—	—	(8,467)	(8,467)
Balance at December 31, 2014	3,783,195	38	209,171	(208,363)	846
Stock-based compensation	—	—	756	—	756
Issuance and sale of common stock under stock-based compensation plans	55,181	—	65	—	65
Issuance and sale of common stock	261,684	3	785	—	788
Net loss	—	—	—	(7,166)	(7,166)
Balance at December 31, 2015	4,100,060	$41	$210,777	$(215,529)	$(4,711)

See accompanying notes to financial statements.

Diadexus, Inc.

Notes to Financial Statements

1. Business Overview

Formation of the Company

Diadexus is a diagnostics company developing and commercializing products that deliver healthcare providers with relevant information to assist in the management of their patients throughout the course of cardiac disease.  The Company’s capabilities include proprietary manufacturing, assay development, FDA regulatory clearances, and marketing and selling products.  Diadexus has evolved from a company that served a concentrated group of customers to one that is building a broad, diversified base of new laboratory customers through the launch of The PLAC® Test for Lp-PLA2 Activity (the “PLAC Activity Test”). Since its inception, the Company has incurred losses, and it has relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund its operations. As of December 31, 2015, the Company had an accumulated deficit of $215.5 million, a working capital deficit of $5.9 million and stockholders’ deficit of $4.7 million.

The Company will require additional funds to uplist its Common Stock from the OTC Bulletin Board to NASDAQ and to broadly commercialize its products and develop new products. Its ability to fund operations and to conduct the required development activities related to any new product candidates will be significantly limited if the Company is unable to obtain the necessary capital. The Company expects to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company and it may need to implement additional cost cutting actions. The consent of Oxford Finance LLC (“Oxford”) will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company cannot assure you that it will be able to raise any such additional funding.  Failure to generate sufficient cash flows from operations, including failure to increase revenues, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.  Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Oxford Loan Agreement, the entire amount of notes payable at December 31, 2015 has been classified as current in these financial statements. Oxford has not invoked the material adverse change clause.

In August 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan and Security Agreement and the amount of the loan balance, plus accrued and unpaid interest, and final payment, and the prepayment fee, and other obligations due the lender would be come immediately payable.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, stockholders’ equity or cash flow.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets, including assets held for sale, and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from those estimates. Management makes estimates when preparing the financial statements including those relating to revenue recognition, forward currency contracts and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market accounts.

Restricted Cash

Restricted cash represents term deposits, which expire in January 2017, held at one financial institution as collateral for the lease of the Company’s facilities in South San Francisco.

Foreign currency contracts

In March 2014, the Company entered into a License and Supply Agreement with BRAHMS. Under the terms of the agreement, the Company paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  The Company paid an additional 500,000 Euros in development and regulatory milestones in June 2015 and may pay up to 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.  In order to reduce its foreign exchange risk, on January 30, 2015, the Company entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The forward contract for March 2015 offset the payment due to BRAHMS in March 2015. The latter contract was offset by a spot contract in June 2015 when the developmental milestone was reached. The forward contracts did not qualify as a cash flow hedge.  Realized and unrealized gains and losses on the forward contracts are a component of Other income (expense) in the accompanying condensed Statements of Comprehensive Loss. At December 31, 2015, there were no forward contracts outstanding.

Allowance for Doubtful Accounts

The Allowance for Doubtful Accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

	2015	2014
Balance, beginning of the period	$6	$5
Charges to costs	904	1
Write offs	—	—
Balance, end of the period	$910	$6

On June 7, 2015, the Company’s then-largest customer, Health Diagnostic Laboratory, (“HDL”) filed for Chapter 11 bankruptcy.  The Company recorded a $0.9 million allowance for doubtful accounts to fully reserve against the HDL accounts receivable.  The Company continued to sell to HDL on a “cash-in-advance” basis subsequent to the bankruptcy filing until HDL was sold on September 30, 2015.

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

Segments

The Company has one reportable segment and uses one measurement of profitability to manage its business. All long-lived assets are maintained in the U.S.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area (in thousands):

	Years Ended December 31,
	2015	2014
United States	$17,554	$26,043
Europe	553	302
Rest of the world	7	78
	$18,114	$26,423

Revenue Recognition

Revenues are generated from product sales, license fees and contract service arrangements, and recorded net of customer and distributor discounts. Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) delivery of product has occurred and risk of loss and title has transferred, transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Service revenue is recognized as the contractually obligated services are performed, provided that the fee is fixed and determinable and collectability is reasonably assured.

License fee revenue including nonrefundable upfront fees, is deferred and recognized over the term of the underlying agreements. Revenue from technology licenses or other payments under collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. The term of these underlying agreements ranges from two to ten years.  Payments received that are related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone or event specified in the underlying contracts, which represents the culmination of the earnings process. Amounts received in advance, if any, are recorded as deferred revenue until the milestone is reached.  Milestone payments received that are not related to substantive, performance-based “at risk” milestones are recognized as additional consideration under the specific agreement to which they related and are recognized over the life of the agreement.

Starting in January 2013, the Company includes excise tax collected from customer product sales in its Statements of Consolidated Loss. The Company recognized $230,000 and $289,000 in charged excise tax within product revenue and product costs, respectively, for the year ended December 31, 2015. For the year ended December 31, 2014, there was $311,000 and $354,000 of excise tax recognized, respectively, within product revenue and product costs.

Shipping and handling costs related to the shipment of product are included in “Product costs of revenue.”

Accruals

In connection with the process of preparing financial statements, the Company estimates accrued expenses. This process involves communicating with the Company’s applicable personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of the Company’s service providers invoice it monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on known facts and circumstances. The Company periodically confirms the accuracy of estimates with selected service providers and makes adjustments, if necessary.

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

The net loss for the years ended December 31, 2015 and 2014 include employee stock-based compensation expense of $756,000 and $838,000, respectively. As of December 31, 2015, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $688,458, which is expected to be amortized over a weighted-average period of 2.95 years.

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

The fair value estimates presented reflect the information available to the Company as of December 31, 2015. See Note 4, “Fair Value Measurements.”

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

On January 1, 2009, the Company adopted ASC 740-10-25. For the years ended December 31, 2015 and 2014, the Company did not have any new uncertain tax positions and there was no effect on its financial condition or results of operations as a result of adopting ASC 740-10-25. The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest expense as incurred.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The Company is required to adopt this ASU no later than January 1, 2018, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on June 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

3. Cash and Cash Equivalents

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

The following is a summary of cash, and cash equivalents, as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$1,068	$—	$—	$1,068
Money market funds	8,048	—	—	8,048
Total cash and cash equivalents	$9,116	$—	$—	$9,116

	December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,894	$—	$—	$10,894
Money market funds	4,052	—	—	4,052
Total cash and cash equivalents	$14,946	$—	$—	$14,946

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

		Fair Value Measurements
	Balance as of December 31, 2015	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$1,068	$1,068	$—	$—
Money market funds	8,048	8,048	—	—
Restricted cash	1,400	—	1,400	—
	$10,516	$9,116	$1,400	$—

		Fair Value Measurements
	Balance as of December 31, 2014	Quoted Prices In Active Markets for Identical Assets Level 1	Significant other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash	$10,894	$10,894	$—	$—
Money market funds	4,052	4,052	—	—
Restricted cash	1,400	—	1,400	—
	$16,346	$14,946	$1,400	$—

The fair value of the notes payable of $14.4 million is based on Level 2 inputs based upon Oxford’s internal rate of return as disclosed to the Company. The fair value of the notes payable is based on the present value of expected future cash flow and assumptions about current interest rates and the credit worthiness of the Company. As of December 31, 2015, the notes payable is carried at face value of $15.0 million less any unamortized debt discount. (See Note 9 Notes Payable).

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

5. Inventory

Inventory consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Finished goods	$148	$234
Work in process	1	271
Raw materials	37	73
	$186	$578

6. Property, Plant and Equipment

The following is a summary of property and equipment at cost less accumulated depreciation as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Laboratory equipment	$2,402	$2,402
Leasehold improvements	616	616
Computer and software	357	336
Furniture and fixtures	101	101
Construction in progress	44	49
	3,520	3,504
Less: Accumulated depreciation and amortization	(3,218)	(2,867)
	$302	$637

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 was $0.4 million and $0.5 million, respectively.

7. Total Accrued and Other Current Liabilities

Other current liabilities include the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Accrued payroll and related expenses	$567	$1,084
Accrued collaborative research obligations	25	612
Accrued restructuring charges	—	736
Accrued Board of Director fees	—	248
Accrued professional services	108	147
Other current liabilities	295	247
Total accrued and other current liabilities	$995	$3,074

During 2014, the Company entered into several transition agreements with key employees including its Chief Executive Officer, Chief Business Officer, and Chief Financial Officer. At December 31, 2014, the Company incurred $1.3 million in restructuring charges under these agreements. These costs were recorded in operating expenses in the Statements of Comprehensive Loss and the associated liabilities are recorded in accrued Other Current Liabilities in the Balance Sheet. As of December 31, 2015, the Company made $1.2 million in payments under these agreements and reversed $0.1 million.  As of December 31, 2015, there was no remaining accrued balance due under these agreements. See Note.15 “Restructuring and Other Charges” for a further discussion of costs, payments and the ending accrual balance related to these restructuring charges.

Accrued collaborative research obligations at December 31, 2014 represented $0.6 million in payments payable to BRAHMS, for the license of three heart failure markers. This balance was settled in March 2015.

8. Concentration of Credit Risk

Revenues from the following distributor and large laboratory customers represented a significant portion of total revenue for the years ended December 31, 2015 and 2014 and accounts receivable as of December 31, 2015 and 2014. Below are the top five customers that constitute the noted percentages of the Company’s revenues and accounts receivable for 2015 and 2014 (ranking is based on current year revenues).

	Revenue		Accounts Receivable
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Customer A	19%	11%	35%	3%
Customer B	18%	29%	—%	7%
Customer C	17%	15%	12%	5%
Customer D	11%	6%	15%	8%
Customer E	5%	3%	5%	2%
Total	70%	64%	67%	25%

9. Notes Payable

In August 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The obligations under the Loan Agreement are payable in 48 monthly installments which began in October 2014, with interest only payments to be made from October 2014 to September 2015, followed by 36 months of equal principal and interest payments.

The Company paid an initial fee of $150,000 for access to this loan and will be required to pay an additional $1.5 million following the earlier of loan maturity or termination. The Company may prepay all, but not less than all, of the loan amount with 10 days advance notice to Oxford and payment of a prepayment premium. In connection with the Loan Agreement, the Company issued a warrant to Oxford to purchase 60,606 shares of the Company’s common stock (see Note 13, “Stock Warrants”.)

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

The Loan Agreement contains a number of customary representations and warranties and customary covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates. The Company is also restricted from paying dividends or making other distributions or payments of its capital stock except for repurchases of stock pursuant to employee stock purchase plans, employee restricted stock agreements, stockholder rights plans, director or consultant stock option plans, or similar plans, provided such repurchases do not exceed $250,000 in the aggregate per fiscal year. If the Company breaches any of these covenants or it is unable to make a required payment of principal or interest, or it experiences a material adverse change to its business, it could result in a default under the Loan and Security Agreement and the amount of the loan balance, plus accrued and unpaid interest, and final payment, and the prepayment fee, and other obligations due the lender would be come immediately payable. As of December 31, 2015, the Company was in compliance with all the covenants.

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

Future minimum payments for the notes payable are as follows (in thousands):

2016	$5,554
2017	5,554
2018	5,665
Total minimum payments	16,773

The payments above include interest as well as $1.5 million of additional payment required to be made by the Company following the earlier of loan maturity or termination.

As noted in Note 1 to these financial statements, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Oxford Loan Agreement, the entire amount of notes payable at December 31, 2015 has been classified as current in these financial statements. Oxford has not invoked the material adverse change clause.

10. Basic and Diluted Loss per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common securities, including options and warrants. For all periods presented in this report, stock options and warrants were not included in the computation of diluted net loss per share because such inclusion would have had an antidilutive effect.

The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (1) (in thousands):

	As of December 31,
	2015	2014
Options to purchase common stock	551	720
Warrants to purchase common stock	191	78
Total	742	798

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

11. License and Supply Agreement

On September 4, 2015, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with OriGene Technologies, Inc., (“OriGene”) and Wuxi OriGene Biotechnology Co., Ltd., (“WOBC”) (OriGene and WOBC are referred to herein collectively as “Licensee”).

Under the License and Supply Agreement, the Company granted Licensee an exclusive license and supply agreement granting Licensee rights to develop and commercialize Lp-PLA2 concentration assay products in certain Asian countries (the “Territory”) with a license term of ten years, and supply commitments dependent on certain conditions.  The Company will be responsible for supplying to Licensee certain raw materials and reagents needed for Licensee to develop, produce and sell PLAC® ELISA in the Territory.  Licensee will seek marketing authorization for the test in the Territory.  Licensee has agreed to purchase the Lp-PLA2 concentration assay products exclusively from the Company at a mark-up above the Company’s manufacturing cost.  Licensee has also committed to a minimum first bulk supply purchase totaling $50,000.

After commencement of commercial sales, the Company will be eligible to receive certain modest sales-based milestones as well as mid-single-digit royalties on net sales.  As the milestones are not dependent upon any actions of the Company and therefore not considered substantive, the milestone payments, if and when received, will be treated as additional arrangement compensation.  The Company will recognize a prorated share of the milestone from inception of the agreement to the date the milestone was received, with the remaining recorded as deferred revenue and recognized over the remaining life of the agreement on a straight-line basis.

In addition to the PLAC® ELISA rights, the Company has also granted to Licensee a right of first offer for future rights to PLAC® Activity in the Territory.

In connection with the License and Supply Agreement, the Company and OriGene entered into a separate securities purchase agreement (the “Stock Purchase Agreement”) on September 4, 2015. Pursuant to the Stock Purchase Agreement, on September 4, 2015, when the closing market price of the Company’s stock was $3.01, the Company issued 261,684 shares of its common stock, at a per share purchase price of approximately $3.82 for a total of $1.0 million.  The Company has accounted for the License and Supply Agreement and the Stock Purchase Agreement as one arrangement under the multiple element arrangement guidance as they were entered into simultaneously and reference each other in the agreements.  The difference in the fair value of the common stock and the purchase price, $0.2 million, is being recognized as license revenue ratably over the ten year period of the License and Supply Agreement. The revenue recognized in connection with the license fee for the year ended December 31, 2015 was $7,000.  Deferred revenue of $0.2 million at December 31, 2015 is included in the accompanying balance sheet.

12. Stock Based Compensation

Stock Option Plans

2012 Equity Incentive Award Plan

The Company’s stockholders approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) at the 2012 Annual Meeting of Stockholders on May 17, 2012 and approved 200,000 shares of common stock authorized for issuance. Upon approval of the 2012 Plan, all shares of common stock that remained available for issuance under the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Director Stock Option Plan (the “Director Plan”) were added to the shares reserved under the 2012 Plan. In addition, pursuant to the 2012 Plan, any shares of common stock subject to awards previously granted under the 1996 Plan, the Director Plan and certain non-plan option agreements entered into with certain individuals as of March 31, 2012 that terminate, expire or lapse will become available for issuance under the 2012 Plan. The 2012 Plan provides for the granting of options, restricted stock awards, restricted stock unit award, performance awards, dividend equivalents awards, deferred stock awards, deferred stock unit awards, stock payment awards and stock appreciation rights to employees, non-employee directors and consultants. Options granted under the 2012 Plan may be designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options can vest upon grant. Option terms expire no later than 10 years from the date of grant, or 5 years from the date the option is granted to a greater than 10% stockholder. The stock options are exercisable at not less than the fair market value of the stock at the date of grant, or not less than 110% of the fair market value of the stock at the date of grant if granted to a greater than 10% stockholder. The Company has also granted restricted stock unit (“RSU”) awards under the 2012 Plan. RSU awards entitle the recipient to receive one share of the Company’s common stock for every RSU upon vesting. RSUs generally vest annually. As of December 31, 2015, options to purchase 551,294 shares of common stock were outstanding. There were no shares of common stock that were issuable upon the settlement of outstanding RSUs and 224,622 shares were available for issuance under the 2012 Plan.  Stock option and restricted stock unit exercises are settled with newly issued common stock from the 2012 Plan’s previously authorized and available pool of shares.

1996 Stock Option Plan

The 1996 Plan initially had 316,667 shares of common stock authorized for issuance and a provision that automatically increased this number by 3.5% of the issued and outstanding common stock on the last trading day of the December immediately preceding each fiscal year through January 2007. Options granted under the 1996 Plan were designated as qualified or nonqualified at the discretion of the Compensation Committee of the Board of Directors. Generally, shares issuable upon exercise of options vest ratably over four years, beginning one year from the date of grant; however, options could vest upon grant. All options expire no later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant. On May 17, 2012, the 1996 Plan was terminated in connection with the effectiveness of the 2012 Plan. All 103,699 shares that were available for issuance under the 1996 Plan were transferred to the 2012 Plan, and the 426,594 shares that were subject to awards outstanding under the 1996 Plan remained outstanding pursuant to the terms of the 1996 Plan. As of December 31, 2015, options to purchase 74,752 shares of common stock were outstanding pursuant to the terms of the 1996 Plan.  Stock option exercises are settled with newly issued common stock from the 1996 Plan’s previously authorized and available pool of shares.

Restricted Stock Units

On August 6, 2013, the Company awarded an aggregate of 2,781 RSUs to its Directors with a grant-date fair value equal to approximately $55,000 in the aggregate. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to Directors generally vest annually. The fair value of nonvested RSUs is based on the Company’s closing stock price on the date of grant. As of December 31, 2015, all of these RSU’s were vested, and none remain outstanding.

On February 6, 2015, the Company awarded an aggregate of 14,545 fully vested RSUs as a bonus to the Chairman of the Board for her performance as Interim Executive Chair in 2014 with a grant-date fair value equal to approximately $92,000 in the aggregate, or $6.30 per share. Each RSU entitled the recipient to receive one share of the Company’s common stock upon vesting. The fair value of the RSU is based on the Company’s closing stock price on the date of grant. As of December 31, 2015, no RSUs remained outstanding.

A summary for the year ended December 31, 2015 is as follows:

	Shares of Underlying RSUs	Average Grant Date Fair Value Price per Share	Weighted Remaining Vesting Period (In years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2013	2,781	$19.95	0.50	$37,537
Granted	—	—	—	—
Vested and released	(2,781)	$19.95	0.50	$(37,537)
Nonvested as of December 31, 2014	—	—	—	—
Granted	14,545	$6.30	—	$91,636
Vested and released	(14,545)	$6.30	—	$(91,636)
Nonvested as of December 31, 2015	—	—	—	—

Stock Based Compensation Expense

The following table summarizes stock compensation expense related to employee stock options and employee stock-based compensation expense for the years ended December 31, 2015 and 2014 which were incurred as follows (in thousands):

	Years Ended December 31,
	2015	2014
Stock-based compensation expense:
General and administrative	$447	$623
Research and development	188	61
Sales and marketing	26	125
Product costs	95	29
Total stock-based compensation expense	$756	$838

Stock Option Modification

During the year ended December 31, 2015, the Company modified the terms of stock options previously granted to three members of its Board of Directors, extending the exercise period after the end of the Directors’ service to the Company in January 2015.  The Company also modified the terms of certain stock options previously granted to one employee upon retirement to accelerate vesting of certain options in May 2015.  These modifications resulted in additional compensation expense of $23,000, which is included in the above table.  The Company accounted for the modifications of stock option awards in accordance with the provisions of ASC Topic 718.

Valuation Assumptions

The compensation expense related to stock options recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	Years ended December 31,
	2015	2014
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.5%	1.5%
Expected volatility	74.1%	98.4%
Forfeiture rate	19.9%	15.0%
Expected term (years)	4.98	4.15
Fair value per share at grant date	$3.47	$5.55

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, and the trading history for the Company’s common stock. For the year ended December 31, 2015, volatility assumption was determined by examining historical volatilities of the trading history for the Company’s common stock for that period. The Company will continue to analyze its own historical stock price volatility as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company considers option vesting terms, contractual terms and historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Employee Stock-Based Compensation

The table below presents information related to stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	646,991	$7.50
Options granted	385,967	7.65
Options exercised	(162,149)	4.20
Options cancelled/forfeited/expired	(151,044)	13.35
Outstanding as of December 31, 2014	719,765	6.75	6.35	1,264,881
Options granted	285,767	5.59
Options exercised	(117,453)	3.89
Options cancelled/forfeited/expired	(336,785)	7.77
Outstanding as of December 31, 2015	551,294	$6.20	8.26	$—
Exercisable as of December 31, 2015	270,260	$6.79	7.33	$—
Vested and expected to vest as of December 31, 2015	551,294	$6.20	8.26	$—

The following table summarizes information relating to stock options outstanding as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.10-$3.90	59,330	7.42	$3.14	28,246	$3.67
$4.07-$4.95	66,940	7.77	$4.44	41,658	$4.46
$5.10-$5.40	77,579	7.51	$5.31	45,011	$5.33
$5.55	52,000	9.22	$5.55	—	$—
$5.70	66,667	9.29	$5.70	11,111	$5.70
$5.85	22,000	5.05	$5.85	22,000	$5.85
$6.15	93,996	8.96	$6.15	50,356	$6.15
$6.60-$10.80	77,067	8.76	$8.45	39,359	$8.78
$11.10-$15.45	25,715	8.06	$11.49	22,519	$11.51
$19.80	10,000	7.60	$19.80	10,000	$19.80
$2.10 – $19.80	551,294	8.26	$6.20	270,260	$6.79

The estimated fair value of grants of stock options to non-employees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

The intrinsic value of options exercised during the year ended December 31, 2015 and 2014 was $153,000 and $446,000, respectively.  The amount of cash received from exercise of stock options during the years ended December 31, 2015 and 2014 was $65,000 and $485,000, respectively.

Stock-based compensation expense recognized during the years ended December 31, 2015 and 2014 includes compensation expense for stock-based awards granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2015, the total remaining unrecognized cost of approximately $0.7 million is expected to be recognized over approximately three years.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as of December 31, 2015 and 2014 as follows:

	As of December 31,
	2015	2014
Options to purchase common stock	551,294	719,765
Warrants to purchase common stock	190,979	78,312
Shares available for option grants	224,622	188,149
Total	966,895	986,226

13. Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy and to vendors in order to reduce costs. In connection with the loan and security agreement the Company entered into with Comerica bank (“Comerica Loan”) (Note 9) in September 2011, the Company issued a warrant to purchase 32,051 shares of the Company’s common stock, at an exercise price of $3.90 per share. The warrant expires in September 2018. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 88.03%, risk-free interest rate of 1.36%, exercise price of $3.90 and an expected life of 7 years. The fair value of the warrant was determined to be $94,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. Through August 2012, the discount was amortized to interest expense using the effective interest rate method over the 48-month term of the original loan. Comerica exercised this warrant in August 2013. In August 2014, this Loan Agreement was terminated and the outstanding balance was paid to Comerica. All unamortized balances related to the Comerica Loan were charged to interest expense in August 2014.

In connection with the First Amended Loan and Security Agreement with Comerica, the Company issued a warrant to purchase 11,261 shares of the Company’s common stock, at an exercise price of $5.55 per share. This warrant expires in September 2019. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.87%, risk-free interest rate of 1.03%, exercise price of $5.55 and an expected life of 7 years. The fair value of the warrant was determined to be $48,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. In August 2014 this loan agreement was terminated and the outstanding balance was paid to Comerica. All unamortized balances related to this loan were charged to interest expense in August 2014.

In connection with the Second Amended Loan and Security Agreement with Comerica, the Company issued a warrant to purchase 6,445 shares of the Company’s common stock, at an exercise price of $27.15 per share. This warrant expires in October 2020. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 89.01%, risk-free interest rate of 2.05%, exercise price of $27.15 and an expected life of 7 years. The fair value of the warrant was determined to be $136,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. In August 2014 this loan agreement was terminated and the outstanding balance was paid to Comerica. All unamortized balances related to this loan were charged to interest expense in August 2014.

In August 2014, in connection with the Oxford Loan and Security Agreement (see Note 9, “Notes Payable”), the Company issued Oxford a warrant to purchase 60,606 shares of the Company’s common stock, at an exercise price of $9.90 per share and with an expiration date of August 2021.

The initial fair value of the warrant was calculated using the Black-Scholes option pricing model and the following assumptions: volatility of 90.29%, risk-free interest rate of 2.06%, exercise price of $9.90 and expected life of 7 years. The fair value of the warrant was determined to be $470,000 and was recorded as equity in additional paid-in-capital and a discount to the carrying value of the loan. The discount is being amortized to interest expense using the effective interest rate method over the remaining term of the loan which matures in September 2018.

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

As of December 31, 2015, there were warrants outstanding to purchase 190,979 shares of the Company’s common stock, with a weighted-average exercise price of $7.92 per share and an aggregate exercise price of $1.5 million.

The following table summarizes information about all warrants outstanding as of December 31, 2015:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
5.55	11,261	3.70	$5.55
6.00	112,667	9.50	$6.00
9.90	60,606	5.62	$9.90
27.15	6,445	4.80	$27.15
	190,979	7.77	$7.92

14. Leases, Commitments and Contingencies

The Company leases an office and laboratory facility (the “349 Facility”) under a long-term, non-cancelable operating lease agreement, which expires in December 2016.

In connection with its leased facilities, the Company recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at the expiration of the 349 Facility lease. The following table describes changes to the Company’s asset retirement obligation liability for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Asset retirement obligation, beginning of year	$369	$334
Accretion expense	38	35
Asset retirement obligation, end of year	$407	$369

In 2010, the Company recorded a lease obligation associated with the 349 Facility, which contained a lease payment that exceeded current market rates. Accordingly, the Company recognized a $4.1 million unfavorable lease obligation in 2010. The Company amortizes the unfavorable lease obligation using the effective interest rate method. The carrying amount, net of accumulated amortization, of the unfavorable lease liability, was $1.0 million as of December 31, 2015.

Rent expense for the Company’s facilities was $1.7 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively. The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $208,000 and $336,000 as of December 31, 2015 and 2014, respectively, is included in the accompanying balance sheet.

At December 31, 2015, future minimum lease payments under non-cancelable operating leases total $2.7 million payable during 2016.

In March 2014, the Company entered into a License and Supply Agreement (“the Agreement”) with BRAHMS. Under the terms of the agreement, the Company paid 750,000 Euros in April 2014 and paid another 500,000 Euros in March 2015. The Company paid an additional 500,000 Euros in development and regulatory milestones in June 2015 and may pay up to 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.

Legal Proceedings

The Company is from time to time subject to various claims and legal actions during the ordinary course of business. The Company believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on its results of operations, future cash flows or financial condition.

15. Restructuring and Other Charges

During the twelve months ended December 31, 2014, the Company incurred $1,238,000 in employee severance costs and $60,000 in other costs. These costs were recorded in operating expenses in the Statements of Comprehensive Loss and the associated liabilities are recorded in the Balance Sheets. The Company paid $550,000 in employee severance costs and $12,000 in other costs during the year ended December 31, 2014. As of December 31, 2014, the entire balance of $736,000 in restructuring accrual was classified as short-term and recorded within accrued and other current liabilities in the Balance Sheet. The Company did not incur any additional restructuring expenses in 2015 that related to the restructuring activities undertaken in 2014. The following table summarizes changes in the restructuring accrual for the twelve months ended December 31, 2015.

	For 12 months Ended December 31, 2015
	Employee Severance Costs	Other Costs	Total
Beginning balance	$688	$48	$736
Charges	(102)	(13)	(115)
Payments	(586)	(35)	(621)
Ending Balance	$—	$—	$—

16. Income Taxes

Provision for Income Tax

The Company files U.S. Federal and California state tax returns and the tax provision is composed as follows (in thousands):

	December 31,
	2015	2014
Current tax expense:
Federal	$—	$—
State	11	15
Total current tax expense	11	15
Deferred tax expense:
Federal	—	—
State	—	—
Total deferred tax expense	—	—
Net tax provision (benefit)	$11	$15

The differences between the U.S. statutory tax rate and the Company’s effective tax rate are as follows:

	December 31,
	2015	2014
Statutory rate	34.0%	34.0%
State taxes, net of federal benefit	7.8%	1.1%
Research and development credit	1.8%	(1.4)%
Permanent differences	(1.0)%	(0.7)%
Change in valuation allowance	(43.0)%	(32.7)%
Other	0.3%	(0.5)%
Effective tax rate	(0.1)%	(0.2)%

As of December 31, 2015, the Company had approximately $245 million of federal, $164 million of California, and $37 million of other state net operating loss carryforwards available to offset future taxable income. These loss carry forwards begin to expire in 2019 for federal purposes, in 2016 for California purposes and in 2016 for other state purposes.

As of December 31, 2015, the Company had credit carry forwards of approximately $6.4 million and $6.1 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal research and development credit carry forwards expire starting 2019 and California credits can be carried forward indefinitely.

Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on net deferred tax assets.

As of December 31, 2015 and 2014, the Company had deferred tax assets of approximately $110.9 million and $107.8 million, respectively, which have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $3.1 million in the year ended December 31, 2015 and decreased by approximately $0.7 million during the year ended December 31, 2014. Deferred tax assets primarily relate to net operating loss and research tax credit carry forwards.

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accruals and reserves	$1,210	$1,348
Fixed assets	1,887	2,168
Deferred research expense	5,067	2,306
Stock options	429	483
Net operating loss carryforwards	94,352	93,676
Research tax credit carryforwards	7,911	7,784
Other	6	12
Total deferred tax assets	110,862	107,777
Less: Valuation allowance	(110,862)	(107,777)
Net deferred tax assets	$—	$—

Under the provisions of Sections 382 and 383 of the Internal Revenue Code, a change of control, as defined, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carry forwards and other tax attributes that can be used to reduce future tax liabilities. As a result of the Reverse Merger, certain of the Company’s former diaDexus tax attributes are subject to an annual limitation of $240,000 for federal and state purposes.

The net deferred asset above does not include approximately $77,000 of net operating losses attributable to excess stock option deductions, tax effected.

The Company revised its previously reported disclosure to reduce the 2014 stock compensation-related deferred tax asset and valuation allowance by $3.5 million. This error was not material to the prior financial statements and the correction had no impact on the Company’s Statements of Comprehensive Loss, Balance Sheets, Statements of Cash Flows or Statements of Stockholders’ (Deficit) Equity for any period presented.

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10 (formerly known as FIN 48), Accounting for Income Taxes, guidance that addresses the recognition, measurement, and disclosure of uncertain tax positions. The Company performed a full analysis of uncertain tax positions at December 31, 2010. The Company has no new uncertain tax positions for 2014.

As of December 31, 2015, the Company had approximately $2.5 million of unrecognized tax benefits relating to the reserve on research and development credits, an increased by $41 thousand from the prior year as a result of a reserve placed on research and development credits generated during the current year. As the Company has not utilized any of these credits, no reserve is recorded on the financial statements.

The following table reflects the changes in the gross unrecognized tax benefits for the years ended December 31 (in thousands):

	2015	2014
Balance at January 1	$2,500	$2,461
Increase related to gross up state positions	—	—
Increase related to current year positions	42	39
Decrease related to expiration of credits	—	—
Balance at December 31	$2,542	$2,500

The Company is currently not subject to any income tax examinations. Due to the Company’s losses, generally all years remain open.

17. Supplemental Financial Information

Quarterly Results of Operations (Unaudited)

The following tables present the unaudited statements of operations data for each of the eight quarters in the period ended December 31, 2015 (in thousands).  The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes.  The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,	Total for year
	2015	2015	2015	2015	2015
Revenues:
Product sales	$5,527	$4,451	$4,516	$3,493	$17,987
Service revenue	—	120	—	—	120
Royalty revenue	—	—	—	—	—
License revenue	—	—	2	5	7
Total revenues	5,527	4,571	4,518	3,498	18,114
Operating costs and expenses:
Product costs of revenue	1,569	1,477	1,252	1,064	5,362
Service costs of revenue	—	—	—	—	—
Sales and marketing	1,312	1,220	1,138	1,250	4,920
Research and development	890	1,684	954	811	4,339
General and administrative	2,264	2,172	2,037	1,366	7,839
Provision for doubtful accounts	—	904	—	0	904
Total operating costs and expenses	6,035	7,457	5,381	4,491	23,364
Loss from operations	(508)	(2,886)	(863)	(993)	(5,250)
Interest income, interest expense and other income (expense), net:
Interest income	1	—	1	1	3
Interest expense	(468)	(471)	(468)	(450)	(1,857)
Other income (expense), net	16	12	0	(79)	(51)
Loss before income tax	(959)	(3,345)	(1,330)	(1,521)	(7,155)
Income tax provision	11	3	4	(7)	11
Net loss	$(970)	$(3,348)	$(1,334)	$(1,514)	$(7,166)
Net loss and comprehensive loss	$(970)	$(3,348)	$(1,334)	$(1,514)	$(7,166)
Basic and diluted net loss per share:	$(0.26)	$(0.87)	$(0.34)	$(0.37)	$(1.83)
Weighted average shares used in computing basic and diluted net loss per share	3,792,245	3,835,636	3,915,698	4,100,060	3,911,300

	Three months ended
	March 31,	June 30,	September 30,	December 31,	Total for year
	2014	2014	2014	2014	2014
Revenues:
Product sales	$5,011	$6,566	$5,035	$4,592	$21,204
Service revenue	349	1,035	2,234	1,376	4,994
Royalty revenue	75	75	75	—	225
Total revenues	5,435	7,676	7,344	5,968	26,423
Operating costs and expenses:
Product costs of revenue	1,593	1,810	1,781	1,580	6,764
Service costs of revenue	45	142	333	78	598
Sales and marketing	2,481	2,648	2,700	2,254	10,083
Research and development	3,041	1,247	979	1,080	6,347
General and administrative	2,143	2,076	2,489	2,904	9,612
Provision for doubtful accounts	—	2	—	(1)	1
Total operating costs and expenses	9,303	7,925	8,282	7,895	33,405
Loss from operations	(3,868)	(249)	(938)	(1,927)	(6,982)
Interest income, interest expense and other income (expense), net:
Interest income	1	—	1	1	3
Interest expense	(219)	(205)	(729)	(407)	(1,560)
Other income (expense), net	(2)	13	48	28	87
Loss before income tax	(4,088)	(441)	(1,618)	(2,305)	(8,452)
Income tax provision	12	(0)	1	2	15
Net loss	$(4,100)	$(441)	$(1,619)	$(2,307)	$(8,467)
Net loss and comprehensive loss	$(4,100)	$(441)	$(1,619)	$(2,307)	$(8,467)
Basic and diluted net loss per share:	$(1.12)	$(0.12)	$(0.44)	$(0.62)	$(2.30)
Weighted average shares used in computing basic and diluted net loss per share	3,651,453	3,662,535	3,681,648	3,721,785	3,679,874

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Board Leadership Structure

The Board has determined that the roles of Chief Executive Officer and Chairman of the Board should be maintained in a single individual at the current time due to the complexity of the business in transitioning to a new product launch with the significant changes in the management team. The Company’s Amended and Restated Bylaws allow for the Chief Executive Officer and Chairman of the Board positions to be held by the same individual. However, no single leadership model is appropriate for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models might be appropriate as the Company evolves through this period. Accordingly, the Board plans to periodically review its leadership structure.

Specifically, the Company believes that combining the positions of Chief Executive Officer and Chairman of the Board helps to ensure that the Board and management act with a common purpose. The Company believes that combining the positions of Chief Executive Officer and Chairman provides a single, clear chain of command to execute the Company’s strategic initiatives and business plans. In addition, the Company believes that a combined Chief Executive Officer/Chairman is better positioned to act as a bridge between management and the Board, facilitating the regular flow of information. The Company also believes that it is advantageous to have a Chairman with an extensive history with and knowledge of the Company, as is the case with the Company’s Chief Executive Officer, as compared to a relatively less informed independent Chairman.

Directors

Set forth below is certain biographical information and committee membership as of February 29, 2016 regarding our Directors.

Name	Age	Title
John Curnutte, M.D., Ph.D. (2)	63	Director
Karen Drexler (1)(2)	56	Director
Elizabeth Hutt Pollard (1)(2)	49	Director
Lori F. Rafield, Ph.D, (3)	61	Chief Executive Officer, Chairman of the Board of Directors
John Sperzel III	52	Director
James Sulat (1)(3)	65	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee

John Curnutte, M.D., Ph.D.: Dr. Curnutte has served as a Director of the Company since February 2015. Dr. Curnutte has served as Executive Vice President, Research and Development since February 2011 at Portola Pharmaceuticals, Inc., a biopharmaceutical company developing product candidates for thrombosis and other hematologic diseases. During this time, Portola advanced two innovative thrombosis therapies into pivotal Phase 3 programs and a novel Syk-JAK kinase inhibitor into the clinic. From April 2010 to January 2011, Dr. Curnutte served as an independent consultant. From May 2008 to March 2010, Dr. Curnutte served as the Chief Executive Officer of 3-V Biosciences, Inc., a biotechnology company. From September 2000 to May 2008, Dr. Curnutte served as President of Schering-Plough Biopharma (formerly DNAX Research Institute and now Merck Research Laboratories) where he led the drug discovery and early development efforts for biologic therapeutics. During his time with Schering-Plough, eight therapeutic entities progressed into development, including five small molecules and one gene therapy construct, in the immunology and oncology therapeutic areas. Earlier in his career, he held several senior management positions at Genentech, Inc., a biotechnology company, during which he oversaw that Company’s immunology discovery program. Prior to Genentech, Dr. Curnutte was a tenured faculty member at The Scripps Research Institute, pursuing basic and clinical research in inflammation biochemistry and the molecular genetics of congenital immune deficiencies. He was an adjunct clinical professor of pediatrics at Stanford University School of Medicine and a member of the medical staff from 1993 to 2013. Our Board believes Dr. Curnutte’s extensive experience in the biopharmaceutical industry, together with his clinical development expertise and leadership and management experience of other biopharmaceutical companies provides the Board with insights for setting the Company’s strategy and clinical development pathway. Dr. Curnutte received an undergraduate degree in biochemistry and molecular biology from Harvard University and an M.D. and a Ph.D. in biological chemistry from Harvard Medical School.

Karen Drexler: Karen Drexler has served as a Director of the Company since November 2010. Since February 2011, Ms. Drexler has served as Chairman of the Board of Directors of Hygieia, Inc., a private company developing technology to improve the management of diabetes. Ms. Drexler also serves on the Board of Directors of Naya Health, Inc., a company that provides connected devices for growing families and Sandstone Diagnostics Inc., a company focused on point of care and home testing. Ms. Drexler was also formerly the President and Chief Executive Officer of Amira Medical Inc., a private company focused on minimally invasive glucose monitoring technology, from 1996 until it was sold to Roche Holding AG in 2001. Ms. Drexler also acts as a senior strategic advisor for several other early stage companies and is on the Board of Directors for the Keller Center for Innovation in Engineering Education at Princeton University. Our Board believes Ms. Drexler’s entrepreneurial experience and her background in strategic planning for companies in the medical diagnostics and medical device industries provides important insights for the Board in setting strategy and reviewing the operations of the Company. Ms. Drexler holds a B.S.E. in Chemical Engineering from Princeton University and an M.B.A. from Stanford University Graduate School of Business.

Elizabeth Hutt Pollard: Elizabeth Hutt Pollard has served as a Director of the Company since January 2015. Ms. Hutt Pollard has 25 years of commercial and leadership experience in the life sciences industry. Ms. Hutt Pollard has been a member of the Board of Directors and the Chief Executive Officer of NuGEN Technologies, Inc., or NuGEN, a global leader in the development, manufacture and sale of genomic sample preparation products for analysis on leading genetic platforms, such as next generation sequencing systems, since September 2005. She joined NuGEN in 2004 as Vice President of Commercial, responsible for establishing NuGEN’s brand, portfolio strategy and global sales and technical support infrastructure. Ms. Hutt Pollard moved into the Chief Executive Officer role in September 2005 and under her continued leadership, NuGEN has commercialized numerous proprietary products for use in research and diagnostic applications. Prior to joining NuGEN, Ms. Hutt Pollard held commercial management roles with Tripos, Inc., Affymetrix, Inc., and Life Technologies, Inc. during significant growth phases of these businesses. Our Board believes Ms. Hutt Pollard’s extensive experience in the life sciences industry as a chief executive officer, together with her commercial leadership and management experience provides the Board with insight for the Company’s strategic and commercial initiatives. Ms. Hutt Pollard received her M.S. in Business Administration from Central Michigan University and a B.A. in Chemistry from Michigan State University.

Lori F. Rafield, Ph.D.: Lori Rafield has served as a director of the Company and as Chairman of the Board since July 2010 and as Chief Executive Officer since April 2015. Dr. Rafield has 25 years of experience leading, advising, and investing in companies in the life sciences industry.  From 1998 to 2005, Dr. Rafield was Managing Director at Apax Partners where she was Head of U.S. Healthcare responsible for developing a diversified investment strategy for the healthcare portfolio which consisted of investments in all sectors (biotechnology, medical devices and diagnostics) and stages of growth from startups through buyouts both public and private. From 1995 to 1997, Dr. Rafield was an Investment Principal at Robertson Stephens Early Stage Venture Fund. From 1991 to 1995, she was an affiliate at Institutional Venture Partners.  Prior to joining Diadexus, Dr. Rafield served as a consultant to life science companies in the areas of corporate and business development.  Dr. Rafield held scientific research and management positions at several biotechnology companies including Somatix, a gene therapy company that was acquired by Hana Biologics, and Integrated Genetics which was acquired by Genzyme.  Dr. Rafield’ s public company experience as a board member and investor, her relationships with potential strategic partners, her scientific background and her senior management expertise provides the necessary experiences and insights for the Board in setting corporate strategy, developing its products and creating shareholder value. She received a Ph.D. in 1981 in Microbiology at the University of Virginia Medical School, and was a Postdoctoral Fellow at Harvard Medical School.

John Sperzel III: John Sperzel has served as a Director of the company since June 2015.  Mr. Sperzel has been the Chief Executive Officer and President of Chembio Diagnostics, Inc., a global point of care diagnostics company, and a member of its Board of Directors since March 2014. Prior to joining Chembio, Mr. Sperzel, was the Chief Executive Officer of International Technidyne Corporation (ITC), a private global point of care diagnostics company, from September 2011 to December 2013. From September 2004 to September 2011, Mr. Sperzel was the President of Axis-Shield, Inc., a company that engages in the development and manufacture of in vitro diagnostic tests for use in clinical laboratories and at the point of care. Mr. Sperzel currently serves as an advisor to the board of the Diagnostic Marketing Association, and was the President of the Board of that Association in 2007. Our Board believes Mr. Sperzel’s knowledge of, and experience in, the Company’s specific business and its industry sector, together with his leadership and management experience, provide the Board with insights for setting the Company’s strategy and commercial development. Mr. Sperzel graduated from Plymouth State College in New Hampshire, with a B.S. in Business Administration/Management.

James Sulat: James Sulat has served as a Director of the Company since January 2015. Mr. Sulat has served as Chair of the Board of Directors for Momenta Pharmaceuticals, Inc., a leader in the analysis, characterization and design of complex pharmaceutical products, since 2008, as the Vice Chair of the Supervisory Board for Valneva SE, a biotech company focusing on vaccines, since 2013, as a member of the Board of Directors for AMAG Pharmaceuticals, Inc., a pharmaceutical company focused on the development and commercialization of specialty pharmaceutical products, since 2014, and as a member of the Board of Directors of Arch Therapeutics, Inc., a medical device company, since 2015. Previously, Mr. Sulat served as the Chief Executive Officer and Chief Financial Officer of Maxygen, Inc., a biopharmaceutical company, from October 2009 to June 2013. Mr. Sulat also served as a member of the Board of Directors of Maxygen, Inc., from October 2003 to June 2013. Our Board believes Mr. Sulat’s extensive experience in the life sciences industry as a chief executive officer and chief financial officer, together with his leadership and management experience and his service as a director of other biopharmaceutical companies provides significant leadership and insights for the Board in defining the strategy of the Company. Mr. Sulat received a B.S. in Administrative Sciences from Yale University, and an M.B.A. and an M.S. in Health Services Administration from Stanford University.

Executive Officers

The following is certain biographical information as of February 29, 2016 for our executive officers not discussed above:

Name	Age	Title
Lori F. Rafield, Ph.D. (1)	61	Chief Executive Officer
Leone Patterson	53	Chief Financial Officer
Kenneth Fang, M.D.	53	Chief Medical Officer
Emilia Bulaevsky, Ph.D.	60	Executive Vice President and Chief Technical Officer

(1)	Please see the above information provided for Ms. Rafield.

Kenneth Fang, M.D.: Kenneth Fang has served as our Chief Medical Officer since October 2014. Dr. Fang has extensive corporate experience and a proven track record in biomarker discovery and applications for the development and commercialization of diagnostic products for diverse indications, including cardiovascular disease and inflammation. Prior to joining the Company, Dr. Fang served as the Chief Medical Officer and Vice President, Translational Research and Clinical Development for Integrated Diagnostics, Inc., a molecular diagnostics company, from December 2010 through September 2014. From October 2009 to November 2010, Dr. Fang was Head of Translational Medicine and Clinical Development for Modus BioMedicine, a start-up company developing monoclonal antibodies targeting lymphocytes as therapeutics for immune-mediated diseases. From November 2004 to September 2009, Dr. Fang was Senior Director, Clinical Development at XDx, Inc., a molecular diagnostics company. Dr. Fang received a B.A. in Biochemistry from the University of Pennsylvania and his M.D. from the University of Pennsylvania School of Medicine. He is Board-Certified in Pulmonary Diseases and Critical Care Medicine. In addition, Dr. Fang was an Assistant Professor of Medicine in the Division of Pulmonary and Critical Care Medicine at the University of California, San Francisco.

Leone Patterson: Leone Patterson has served as our Chief Financial Officer since March 2015. Prior to joining the Company, she was Vice President and Chief Financial Officer at Transcept Pharmaceuticals Inc., a biopharmaceutical company, from June 2012 until it was acquired in a reverse merger with Paratek Pharmaceuticals, Inc. on October 30, 2014. Previously, Ms. Patterson was Vice President and Global Corporate Controller of NetApp, Inc., a data management and storage company, from November 2010 to June 2012. Ms. Patterson was Vice President of Finance at Exelixis, Inc., a biopharmaceutical company focused on developing and commercializing small molecule therapies for cancer treatment, from July 2007 to November 2010. Before Exelixis, Ms. Patterson served as Vice President of Global Business Planning and Analysis of the Vaccines and Diagnostics Division of Novartis AG from April 2006 to July 2007. From 1999 to 2006, she held several positions, including Vice President, Corporate Controller at Chiron. From 1989 to 1999, Ms. Patterson worked in the audit practice of accounting firm KPMG where she held various positions including senior manager. Ms. Patterson earned a B.S. in Business Administration and Accounting from Chapman University and an Executive Master’s degree in Business Administration from St. Mary’s College. Ms. Patterson is also a Certified Public Accountant (inactive status).

Emilia Bulaevsky, Ph.D.: Emilia Bulaevsky has served as our Chief Technical Officer since January 2011. As disclosed on March 18, 2016 in our Current Report on Form 8-K (file no. 000-26483), Dr. Bulaevsky is resigning as our Chief Technical Officer effective as of April 1, 2016. Dr. Bulaevsky, has over 25 years of experience in the diagnostics industry. From 1993 to 1998 and again from 1999 to January 2011, Dr. Bulaevsky  served in various capacities at Hitachi Chemical Diagnostics, Inc. (formerly MAST Immunosystems, Inc.), a medical diagnostics company, where she most recently held the position of Vice President Operations, in which she was responsible for research and development, process engineering, manufacturing, procurement, materials, quality control and regulatory matters. Prior to becoming its Vice President Operations in May 2009, Dr. Bulaevsky served as its Vice President of Research and Development, Regulatory Affairs and Management Representative from 2005 to 2009 and as Director Research and Development from 1997 to 1998 and then again from 1999 to 2005. From 1998 to 1999, she served as Director Technical Development at NAXCOR, a private medical diagnostics company. Dr. Bulaevsky also served as a regulatory consultant for several medical device companies from 2005 to 2013. Dr. Bulaevsky holds a B.A. in Chemistry, Bacteriology and Parasitology from the Escuela Nacional de Ciencia Biologicas in Mexico City and a Ph.D. in Medical Microbiology from Stanford University, where she was also a postdoctoral scholar.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by it and written representations from certain reporting persons, we believe that during the 2015 fiscal year, all forms for our executive officers, directors and ten-percent stockholders complied with all other applicable filing requirements except those listed below.

On February 5, 2015 Dr. Rafield was granted 14,545 fully vested restricted stock units.  Dr. Rafield reported these securities on a Form 4 on March 27, 2015.

On February 24, 2015 Dr. Curnutte became a Director of the Company and reported his initial statement of beneficial ownership of securities on a Form 3 on April 7, 2015.

On January 7, 2015 Ms. Hutt Pollard became a Director of the Company and reported her initial statement of beneficial ownership of securities on a Form 3 on March 31, 2015.  On February 5, 2015, Ms. Hutt Pollard was granted 2,000 stock options.  She reported these securities on a Form 4 on March 31, 2015.

On January 7, 2015 Mr. Sulat became a Director of the Company and reported his initial statement of beneficial ownership of securities on a Form 3 on March 27, 2015.  On February 5, 2015, Mr. Sulat was granted 2,000 stock options.  He reported these securities on a Form 4 on March 27, 2015.

Meetings and Committees of the Board of Directors

The Board conducts its business through meetings of the full Board and through committees of the Board, consisting of an audit committee, a compensation committee and a nominating and corporate governance committee.

During the fiscal year ended December 31, 2015, the Board held 8 meetings and acted by unanimous written consent 5 times; the audit committee held 5 meetings; the compensation committee held 8 meetings and acted by unanimous written consent 3 times and the nominating and corporate governance committee held 1 meeting. No director attended less than 75% of the aggregate of the total number board meetings held during such director’s term and the total number of meetings of the committees on which such director served during such director’s term. Dr. Rafield was the only Director that attended the 2015 Annual Meeting of Stockholders.

The Board’s Role in Risk Oversight

The Board is actively involved in the oversight of risks that could affect the Company, including operational, financial, liquidity, legal and regulatory, strategic and reputational risks. This oversight is conducted partially through committees of the Board (as further described below), but the full Board has retained responsibility for general oversight of risks. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. Management is responsible for establishing the Company’s business strategy, identifying and assessing the related risks and establishing appropriate risk management practices. The Board reviews with management the Company’s business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk and risk management practices for the Company.

The Audit Committee

The audit committee’s charter is posted on our website at http://www.diadexus.com under the headings “Investors — Corporate Governance — Audit Committee Charter.” Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee evaluates the independent auditors’ qualifications, independence and performance; determines the engagement of the independent auditors; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements; approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s engagement team as required by law; reviews our critical accounting policies and estimates; and annually reviews the audit committee charter and the committee’s performance. In addition, in accordance with the charter, the audit committee discusses with management the Company’s policies with respect to risk assessment and risk management, significant financial and operational risk exposures and the actions management has taken to limit, monitor or control such exposures.

From January 1 until January 7, 2015, the members of the audit committee were Messrs. Andrew Galligan (Chair), James Panek and Charles Patrick.  Upon their resignation on January 7, 2015, Mr. Sulat and Ms. Hutt Pollard were appointed as Directors of the Company and as members of the Audit Committee, with Mr. Sulat designated as Chair.  Ms. Drexler was nominated by the Nominating and Corporate Governance Committee to serve on the audit committee in March 2015. Each of the members of the committee was determined by the Board to be independent as defined by NASDAQ listing standards. The Board also determined that Mr. Sulat was an “audit committee financial expert,” as defined under Item 407(d) of Regulation S-K.

The Compensation Committee

The compensation committee’s charter is posted on our website at http://www.diadexus.com under the headings “Investors — Corporate Governance — Compensation Committee Charter.” Our compensation committee has the primary responsibility for the Board’s establishment and maintenance of compensation plans, policies and programs, including the compensation for our named executive officers and our Board. As part of its duties, the compensation committee reviews, approves and evaluates performance against our annual corporate goals as relevant to compensation for the entire Company. While the compensation committee takes into account the recommendations of our Chief Executive Officer, the compensation committee is responsible for making the final evaluation of the performance of, and the final determination of compensation paid to, our named executive officers, including our Chief Executive Officer. The compensation committee also evaluates and approves equity compensation awards.

As provided under its charter, the compensation committee may exercise any other powers and carry out any other responsibilities delegated to it by the Board consistent with the Company’s Amended and Restated Bylaws and applicable law. This includes the power to retain, direct and terminate the engagement of compensation and benefits consultants, independent counsel or other outside experts, advisors or consultants as the compensation committee believes to be necessary or appropriate. As part of its deliberations, the compensation committee considers materials such as our financial reports and projections, operational data, tally sheets, stock ownership information, our stock performance, our historical executive compensation levels, and the recommendations of our Chief Executive Officer and the compensation committee’s independent compensation consultant. The compensation committee reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter.

The members of the compensation committee during the year ended December 31, 2015 were Karen Drexler (Chair), John Curnutte and Elizabeth Hutt Pollard. Dr. Olukotun was a member of the compensation committee from January 1, 2015 through June 9, 2015, and resigned from the Board and the compensation committee upon election of his successor at the Annual Meeting. Dr. Rafield served on the compensation committee from January 1, 2015 until her resignation from the committee in April 2015 upon her appointment as of CEO of the Company.  With the exception of Dr. Rafield, each member of the compensation committee in 2015 was, and each of the current members of the compensation committee is, an “outside” director as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and a “non-employee” director within the meaning of Rule 16b-3 under the Exchange Act. The Board has determined that, in 2015, Ms. Drexler, Ms. Hutt Pollard, Dr. Curnutte and Dr. Olukotun was independent as defined by NASDAQ listing requirements, and that in 2016, Ms. Drexler, Mc. Hutt Pollard, and Dr. Curnutte continue to be independent as defined by NASDAQ listing requirements.  Dr. Rafield is not independent as defined by NASDAQ Stock Market listing standards because she has been employed by the Company within the past three years, serving as its Interim Chief Executive Officer since January 2015 and Chief Executive Officer since April 2015.

Use of Compensation Consultant

In 2015, the compensation committee continued to use the services of Vareo Advisors LLC, a nationally-recognized compensation consulting firm, to provide advice on executive compensation. Vareo Advisors LLC is retained by, supervised by and reports to, the compensation committee., Although the Company pays for Vareo Advisors’ services, the compensation committee maintains the authority to hire, supervise and terminate Vareo Advisors LLC.

In early 2015, the compensation committee reviewed information provided by Vareo Advisors LLC regarding the six independence factors established by NASDAQ. After review and discussion, the compensation committee determined at each time that Vareo Advisors’ services did not raise concerns of conflicts of interest.

Vareo Advisors LLC provided the compensation committee with the following services in relation to compensation decisions and discussions for 2015:

•	Provided compensation and equity granting practices for non-employee directors of publically-traded companies within our peer group;
•	Provided an initial review of the Company’s peer group;
•	Advised on the compensation program for our non-employee directors; and
•	Provided equity grant dilution and overhand analysis of publicly-traded companies within our peer group.

In 2015, Vareo Advisors attended and participated in portions of meetings of the compensation committee at the request of the compensation committee

The Nominating and Corporate Governance Committee

The nominating and corporate governance committee’s charter is posted on our website at http://www.diadexus.com under the headings “Investors — Corporate Governance — Nominating and Corporate Governance Committee.” The nominating and corporate governance committee is responsible for making recommendations regarding candidates for directorships and the size and composition of our Board. In addition, the nominating and corporate governance committee is responsible for making recommendations concerning governance matters.

The members of the nominating and corporate governance committee during the year ended December 31, 2015 Lori F. Rafield  (Chair), and James Sulat. Dr. Olukotun was a member of the nominating and corporate governance committee from January 1, 2015 through June 9, 2015, and resigned from the Board and the nominating and corporate governance committee upon election of his successor at the Annual Meeting.  Mr. Patrick was the Chair of the nominating and corporate governance committee from January 1 to January 7, 2015, when he resigned.  Upon his resignation on January 7, 2015, Mr. Sulat was appointed to the nominating and corporate governance committee. The Board has determined that Mr. Patrick, Dr. Olukotun and Mr. Sulat are independent as defined by NASDAQ Stock Market listing requirements. Dr. Rafield is not independent as defined by NASDAQ Stock Market listing standards because she has been employed by the Company within the past three years, serving as its Interim Chief Executive Officer since January 2015 and Chief Executive Officer since April 2015.

Nomination of Directors

Nominations of persons for election to the Board may be made only by the Board or by the Company’s stockholders who comply with the timing, informational and other requirements of our Amended and Restated Bylaws. For a stockholder to make any nomination of a person or persons for election to the Board at an annual meeting, the stockholder must provide notice to the Company, which notice must be delivered to, or mailed and received at, the Company’s principal executive offices not less than 90 days and not more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, that if the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, the stockholder’s notice must be delivered, or mailed and received, not earlier than the 120th day and not later than the 90th day prior to the date of the annual meeting or, if later, the 10th day following the date on which public disclosure of the date of such annual meeting is made. In order to nominate a person for election to the Board at a special meeting (but only if the election of directors is a matter specified in the notice of meeting given by or at the direction of the person calling the special meeting), a stockholder’s notice must be delivered to, or mailed and received at, the Company’s principal executive offices not earlier than the 120th day prior to such special meeting and not later than the 90th day prior to such special meeting or, if later, the 10th day following the day on which public disclosure of the date of such special meeting was first made. Further updates and supplements to such notice may be required at the times and in the form set forth under our Amended and Restated Bylaws. As set forth in our Amended and Restated Bylaws, submissions must include the name and address of the proposed nominee and the nominating person, information regarding the proposed nominee that is required to be disclosed in a proxy statement or other filings in a contested election pursuant to Section 14(a) under the Exchange Act, information regarding the proposed nominee’s and the nominating person’s indirect and direct interests in shares of the Company’s Common Stock, information regarding the relationships between the proposed nominee and the nominating person (and such nominating person’s affiliates and those with whom the nominating person is acting in concert), and a completed and signed questionnaire, representation and agreement of the proposed nominee. Our Amended and Restated Bylaws also specify further requirements as to the form and content of a stockholder’s notice. We recommend that any stockholder wishing to make a nomination for director review a copy of our Amended and Restated Bylaws, which are available, without charge, from our Chief Financial Officer at Diadexus, Inc., 349 Oyster Point Boulevard, South San Francisco, CA 94080.

Director Criteria and Diversity

In recommending candidates for election to the Board, the nominating and corporate governance committee may consider the following criteria, among others the nominating and corporate governance committee shall deem appropriate: personal and professional integrity, ethics and values; experience in corporate management, operations or finance; experience relevant to the Company’s industry; experience as a Board member or executive officer of another publicly held company; relevant academic expertise; practical and mature business judgment; and promotion of a diversity of business or career experience relevant to the success of the Company. The nominating and corporate governance committee does not have a formal policy with respect to diversity. The committee evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

The nominating and corporate governance committee will consider director candidates recommended by stockholders in accordance with the director nomination procedure summarized above and detailed in our Amended and Restated Bylaws. Any candidate recommended by a stockholder will be evaluated in the same manner as any candidate identified by a Board member.

Communications with the Board of Directors

Stockholders may contact an individual director or the Board as a group, or a specified Board committee or group, including the non-employee directors as a group, by the following means:

Mail:	Attn: Board of Directors

Diadexus, Inc.

349 Oyster Point Boulevard

South San Francisco, CA 94080

Each communication should specify the applicable addressee or addressees to be contacted as well as the general topic of the communication. We will initially receive and process communications before forwarding them to the addressee. We also may refer communications to other departments within the Company. We generally will not forward to the directors a communication that is primarily commercial in nature, relates to an improper or irrelevant topic, or requests the Company’s general information.

Code of Conduct

Our Code of Conduct, which applies to all of our officers, directors and employees, and which complies with the requirements for a “code of ethics” under Item 406 of Regulation S-K, is posted on our website at http://www.diadexus.com under the headings “Investors — Corporate Governance — Code of Conduct.” We will post any amendments to our Code of Conduct on our website, and we intend to disclose any waiver from any provision of our Code of Conduct granted to any director or executive officer on our website, also under the headings “Investors — Corporate Governance — Code of Conduct.” Accordingly, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website at the website address and location specified above.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation earned in 2014 and 2015 by our Principal Executive Officer, Financial Officer and our two other most highly compensated executive officers as of December 31, 2015 (our “Named Executive Officers”).

					Option and	Non-Equity
Name and				Stock	Warrant	Incentive Plan	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Compensation		Total
		($)	($)	($)	($)	($)	($)		($)
Lori F. Rafield, Ph.D. (2)	2015	$387,820	—	—	571,211	—	164,353	(3)	1,123,384
Chief Executive Officer
and Chair of Board of Directors

Leone D. Patterson (4)	2015	257,292	—	—	157,360	—	25,250	(5)	439,902
Chief Financial Officer			—

Kenneth Fang, MD	2015	390,000	—	—	—	—	—		390,000
Chief Medical Officer	2014	97,500	98,000	—	209,700	—	—		405,200

Emilia Bulaevsky, Ph.D.	2015	319,815	—	—	—	—	—		319,815
Chief Technical Officer	2014	319,815	112,000	—	—	—	—		431,815

(1)

For option and warrant awards, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. The assumptions we used for calculating the grant date fair values are set forth in Note 12 to the Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(2)	Dr. Rafield was appointed Chief Executive Officer on April 17, 2015.
(3)	Represents compensation received as Interim Executive Chairperson of the Board for the period January 1, 2015 to April 17, 2015, when she joined the Company as Chief Executive Officer.
(4)	Ms. Patterson joined the Company on March 16, 2015.
(5)	Represents consulting compensation received prior to the start of her employment on March 16, 2015.

Narrative to Summary Compensation Table

Employment Arrangements

Lori Rafield, Ph.D. The Company entered into an employment agreement with Dr. Rafield effective April 17, 2015. Under this agreement, Dr. Rafield’s annual base salary was set at $550,000 and Dr. Rafield was eligible to earn an annual cash incentive bonus with a target amount equal to 60% of her base salary, based on full year non-prorated participation, and which was based 100% on the achievement of corporate goals to be established by the Board. In accordance with this agreement, the compensation committee granted Dr. Rafield an option to purchase 66,667 shares of the Company’s common stock under the Company’s 2012 Equity Incentive Award Plan, as amended, and a warrant to purchase 112,667 shares of the Company’s common stock, both subject to vesting, based on Dr. Rafield’s continued service, over a four-year period, with one forty-eighth of the total number of shares vesting each month.

Leone Patterson. The Company entered into an employment agreement with Ms. Patterson, Vice President, Chief Financial Officer, effective as of March 16, 2015. Her annual base salary was $325,000 in 2015 and she was eligible to receive a target bonus opportunity at 35% of her base salary. In accordance with this agreement, the compensation committee granted Ms. Patterson an option to purchase 46,667 shares of the Company’s common stock under the Company’s 2012 Equity Incentive Award Plan, as amended.  The option is subject to vesting over a four-year period based on Ms. Patterson’s continued service, with one-fourth of the total number of shares vesting on the first anniversary of the commencement of her employment and one forty-eighth of the total number of shares vesting each month thereafter.

Kenneth Fang, M.D. The Company entered into an employment agreement with Dr. Fang, Chief Medical Officer, effective as of October 1, 2014. His annual base salary was $390,000 in 2014 and he was eligible to receive a target bonus opportunity at 40% of his base salary.

Emilia Bulaevsky, Ph.D. The Company entered into an employment agreement with Dr.Bulaevsky, its current Chief Technical Officer and then-current Executive Vice President of Product Development & RA/QA, effective as of January 10, 2011, and amended and restated, effective as of March 1, 2012. In 2014, the compensation committee increased the annual base salary for Dr. Bulaevsky  to $319,815 and maintained her target bonus opportunity at 35% of her base salary. As disclosed on March 18, 2016 in our Current Report on Form 8-K (file no. 000-26483), Dr. Bulaevsky is resigning as our Chief Technical Officer effective as of April 1, 2016.

Potential Payments upon Termination or Change in Control

On July 15, 2015, the Compensation Committee amended the Company’s Key Employee Severance Benefit Plan (the “Severance Plan”) to update certain definitions. The Committee originally approved the Severance Plan on October 30, 2013 to provide consistency in severance benefit rights across the Company’s executive team and key employees.

Under the terms of the amended Severance Plan, cash severance is limited to three months base salary and premiums for continued post-termination health insurance coverage if the participant’s employment is terminated without cause prior to his or her first anniversary of employment, and to six months of the same if the termination occurs thereafter. If a termination without cause or a resignation for good reason occurs immediately prior to or within 12 months after a change in control, and regardless of whether such termination occurs within the first year of employment, the cash severance benefit is six months for all participants other than the Chief Executive Officer, and 12 months for the chief executive officer. The cash severance is paid over time in the absence of a change of control, and in a lump sum if in connection with a change in control. Each executive must sign a participation notice to be eligible to receive benefits under the amended Severance Plan.

Outstanding equity awards are subject to full vesting under the Severance Plan if the qualifying termination occurs immediately prior to or within 12 months after a change in control. The Plan also has the requirement that the participant sign an effective release of all claims as a condition to receiving any of the severance benefits.

If a qualifying involuntary termination had occurred on December 31, 2015, the Named Executive Officers would have been eligible to receive, under the Severance Benefit Plan, the following amounts:

Involuntary Termination without Cause:

		Health
	Base	Insurance
	Salary	Premiums (1)		Total
Name	($)	($)		($)
Lori F. Rafield, Ph.D.	550,000	—	(2)	550,000
Leone D. Patterson	81,250	1,829		83,079
Kenneth Fang, M.D.	195,000	3,658		198,658
Emilia Bulaevsky, Ph.D.	159,908	3,658		163,566

(1)	Calculated using the monthly COBRA amount based on health insurance elections at December 31, 2015.
(2)	Dr. Rafield has declined participation in the Company’s medical benefits.

Change in Control Termination:

		Health		Value of
	Base	Insurance		Accelerated
	Salary	Premiums (1)		Vesting (2)	Total
Name	($)	($)		($)	($)
Lori F. Rafield, Ph.D.	550,000	—	(3)	—	550,000
Leone D. Patterson	162,500	3,658		—	166,158
Kenneth Fang, M.D.	195,000	3,658		—	198,658
Emilia Bulaevsky, Ph.D.	159,908	3,658		—	163,566

(1)	Calculated using the monthly COBRA amount based on health insurance elections at December 31, 2015.
(2)

Calculated as number of option shares unvested at December 31, 2015 multiplied by the difference between $2.09 per share, the closing price on December 31, 2015, and the exercise price of the underlying option.  In the case where the exercise price is greater than the closing market price on December 31, 2015, there is no value to accelerating the vesting of these options.

(3)	Dr. Rafield has declined participation in the Company’s medical benefits.

Outstanding Equity Awards at Fiscal 2015 Year End Table

The following table presents certain information concerning equity awards held by our Named Executive Officers as of December 31, 2015.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#) (1)		Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date
Lori F. Rafield, Ph.D.	4,000	—		3.90	7/29/2020
	2,000	—		3.90	7/29/2020
	6,000	—		4.35	8/10/2021
	6,000	—		5.10	9/20/2022
	6,000	—		19.80	8/6/2023
	6,000	—		10.80	5/29/2024
	14,933	—		11.25	7/17/2024
	10,667	—		7.50	10/13/2024
	11,111	55,556	(1)	5.70	4/17/2025

Leone Patterson	—	46,667	(2)	$5.55	3/20/2025

Kenneth Fang, M.D.	14,583	35,417	(2)	6.15	12/16/2024

Emilia Bulaevsky, Ph.D.	22,000	—		5.85	1/20/2021
	6,667	—		4.35	8/10/2021
	2,000	—		4.35	8/10/2021
	32,055	6,445	(1)	5.40	8/8/2022

(1)	The stock options vest ratably on a monthly basis over a 48 month period following the vesting commencement date.
(2)

The stock options vest as to 25% of the shares on the one year anniversary of the vesting commencement date (which is the first anniversary of the grant date), with 1/36th of the remaining shares vesting ratably on a monthly basis over 36 months thereafter, such that all options will be vested on the fourth year anniversary of the vesting commencement date.

Director Compensation

The following table summarizes the total compensation earned in 2015 for the Company’s non-management directors.

	Fees Earned	Option	Stock	All Other
	or Paid in	Awards (2)	Awards	Compensation	Total
Name (1)	Cash ($)	($)	($)	($)	($)
John Curnutte, M.D., Ph.D.	41,250	12,233	—	—	53,483
Karen Drexler	65,625	9,176	—	—	74,801
Andrew Galligan (3)	—	—	—	—	—
Elizabeth Hutt Pollard	57,500	16,826	—	—	74,326
Adeoye Y. Olukotun	18,375	—	—	—	18,375
James P. Panek, M.D. (3)	—	—	—	—	—
Charles W. Patrick (3)	—	—	—	—	—
John Sperzel III	20,000	9,176	—	—	29,176
James Sulat	69,000	16,826	—	—	85,826

(1)	Dr. Rafield’s compensation as a member of the Company’s Board of Directors is included in the Summary Compensation table above.
(2)

For option awards, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. The assumptions we used for calculating the grant date fair values are set forth in Note 12 to the Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Ms. Drexler held options to purchase 23,100 shares of our common stock as of December 31, 2015. Each of Ms. Hutt Pollard and Mr. Sulat held options to purchase 6,000 shares of our common stock as of December 31, 2015. Dr. Curnutte held options to purchase 5,333 shares of our common stock as of December 31, 2015. Mr. Sperzel III held options to purchase 4,000 shares of our common stock as of December 31, 2015.

(3)	Messrs. Galligan, Panek and Patrick resigned as members of the Company’s Board of Directors on January 7, 2015.

Narrative to Director Compensation Table

Our non-employee directors are eligible to earn cash and equity compensation under our Non-Employee Director Compensation Policy. Under this policy, each of the Company’s non-employee directors receives an annual retainer fee of $40,000. Additional cash fees are earned for service as chair of the Board and of committees, as members of committees, and in certain cases, for attendance at meetings. The Chairman of the Board receives an additional annual retainer fee of $55,000 ($0 if the position is held by the Chief Executive Officer). Each member of the audit committee and each member of the compensation committee (other than the applicable committee’s chair) receives an annual retainer fee of $7,500. The chair of the audit committee and compensation committee receives an additional $15,000. Each member of the nominating and corporate governance committee (other than the committee’s chair) receives an annual retainer fee of $4,000, and the chair of the nominating and corporate governance committee receives an annual retainer fee of $6,000. In addition to the annual retainer fees, the directors receive meeting attendance fees as follows: for each Board meeting attended beyond six meetings in a given fiscal year, a director receives $1,500 for attending in person and $750 for attending telephonically and for each audit committee and compensation committee meeting attended beyond eight meetings (per committee) and for each nominating and corporate governance Committee meeting attended beyond four meetings of such committee, in a given fiscal year, a director receives $1,000 for attending in person and $500 for attending telephonically.

Under the policy, as updated for service from July 1, 2015 through June 30, 2016, the Board grants stock options to the Company’s non-employee directors such that the non-employee directors received an option grant to purchase up to 4,000 shares of Common Stock. The options were granted at an exercise price equal to the mean of the high bid and low ask prices on the date of grant. The directors received their grants on July 15, 2015 at $4.21 per share. The options vest over a 12 month period beginning as of July 1, 2015 such that they become fully vested and exercisable on July 1, 2016.  Additionally, Ms. Hutt Pollard and Mr. Sulat were granted a pro-rated amount of stock options upon their joining the Board in January 2015.  They were each granted 2,000 options with an exercise price of $6.60 on February 5, 2015.  Mr. Curnutte was granted an additional 1,333 stock options on July 15, 2015 at $4.21 per share to reflect his addition to the Board in February 2015.

Under the policy, and in connection with her appointment as Interim Executive Chair of the Board effective June 1, 2014, Dr. Rafield received a supplemental cash retainer of $46,958 per month, for the period between June 1, 2014 and May 31, 2015. On July 17, 2014, she received an option to purchase 224,000 shares of common stock, which grant shall vest in equal monthly installments at the end of each month over a seven month period beginning on June 30, 2014 so that the entire number of shares subject to this option become fully vested and exercisable on December 31, 2014 and on October 13, 2014 she received an option to purchase 160,000 shares of common stock, which grant shall vest in equal monthly installments at the end of each month over a five month period beginning on January 1, 2015 so that the entire number of shares subject to this option become fully vested and exercisable on May 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights, and the number of securities remaining available for future issuance, under all of our equity compensation plans, at December 31, 2015:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	551,294	(1)	$6.20	224,622
Equity compensation plans not approved by stockholders	190,979		$7.92	—

(1)	Consists of options to purchase a total of 551,294 shares of Common Stock under our 2012 Plan.

Security Ownership of Certain Beneficial Owners and Management

Except for information based on Schedules 13G, as indicated in the footnotes, the following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of February 29, 2016 for:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
•	each of our named executive officers;
•	each of our directors; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to the securities. Except as otherwise provided by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock used to calculate the percentage ownership of each listed person includes the shares of Common Stock that the person has the right to acquire beneficial ownership of within 60 days of February 29, 2016, but those shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Percentage of beneficial ownership is based on 4,100,060 shares of Common Stock outstanding as of February 29, 2016.

Unless otherwise indicated, the address of each individual listed below is c/o Diadexus, Inc., 349 Oyster Point Boulevard, South San Francisco, CA 94080.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Common Stock	Number of Shares that May Be Acquired Within 60 Days	Total Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders:
Leap Tide Capital Management, LLC & Jan Loeb (1) 10451 Mill Run Circle, Suite 400 Owings Mills, MD 21117	348,355	—	348,355	8.50%

Norman H. Pessin, Sandra F. Pessin, and Brian Pessin (2) 366 Madison Avenue, 14th Floor New York, NY 10017	331,852	—	331,852	8.09%

OriGene Technologies, Inc. (3) 9620 Medical Center Drive Rockville, MD 02085	261,684	—	261,684	6.38%

GlaxoSmithKline plc (4) 980 Great West Road Brentford, Middlesex TW8 9GS England	244,233	—	244,233	5.96%

GROW Partners, LLC (5) 600 West Broadway, Suite 930 San Diego, CA 92101	217,307	—	217,307	5.30%
Directors and Named Executive Officers:
Lori F. Rafield, Ph.D.	15,195	101,415	116,610	2.78%
Emilia Bulaevsky, Ph.D.	1,500	65,944	67,444	1.62%
Karen Drexler	433	21,667	22,100	*
Kenneth Fang, M.D.	—	18,750	18,750	*
Leone Patterson.	—	14,583	14,583	*
Elizabeth Hutt Pollard	—	5,000	5,000	*
James Sulat	—	5,000	5,000	*
John Curnutte, M.D., Ph.D.	—	3,999	3,999	*
John Sperzel III	—	3,000	3,000	*
All directors and executive officers as a group (9 persons)	17,128	239,358	256,486	5.91%

*	Represents beneficial ownership of less than one percent of the outstanding shares of Common Stock.
(1)

Based upon a Schedule 13D/A filed with the SEC on April 20, 2015 by Leap Tide Capital Management, LLC and Jan Loeb. Leap Tide Capital Management, LLC (“Leap Tide”) is the investment manager of Leap Tide Partners, L.P., a Delaware limited partnership (“LT Partners”) and a certain managed account (the “Leap Tide Managed Account”). The general partner of LT Partners is Leap Tide Capital Management GP, L.L.C., a Delaware limited liability company (“LT Partners GP”). Leap Tide, as the investment manager of LT Partners and the Leap Tide Managed Account, may be deemed to be the beneficial owner of the 178,085 shares of common stock owned by LT Partners and the 87,557 shares of common stock held in the Leap Tide Managed Account. Jan Loeb is the beneficial owner of 82,713 shares of common stock, and as the Managing Member of Leap Tide, may be deemed to be the beneficial owner of the 265,643 shares of common stock deemed to be beneficially owned by Leap Tide. The Schedule 13D/A filed by the reporting persons provides information only as of February 26, 2015, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between February 26, 2015 and the date of this report.

(2)

Based upon a Schedule 13D/A filed with the SEC on January 8, 2015 by Norman H. Pessin, Sandra F. Pessin, and Brian Pessin. Norman H. Pessin owns 275,166 shares of common stock, Brian Pessin owns 36,686 shares of common stock and Sandra F. Pessin owns 20,000 shares of common stock. The Schedule 13D/A filed by the reporting persons provides information only as of January 8, 2015, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between January 8, 2015 and the date of this report.

(3)	Based upon the Securities Purchase Agreement effective September 4, 2015. The beneficial ownership of OriGene Technologies, Inc. may have changed between September 4, 2015 and the date of this report.

(4)

Based upon a Schedule 13G/A filed with the SEC on February 9, 2016 by GlaxoSmithKline plc. The shares of Common Stock are held by GlaxoSmithKline LLC, a wholly owned subsidiary of GlaxoSmithKline plc. The Schedule 13G/A filed by the reporting person provides information only as of February 8, 2016, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between February 8, 2016 and the date of this report.

(5)

Based upon a Schedule 13G filed with the SEC on February 4, 2014 by GROW Partners, LLC and Carl M. Wiese. GROW Partners, LLC is the investment adviser and general partner of GROW Small Cap Equity Long/Short L.P. which has the right to receive, or the power to direct, the receipt of dividends from or the proceeds from the sale of these securities. Mr. Wiese is the manager of GROW Partners, LLC. The Schedule 13G filed by the reporting persons provides information only as of January 23, 2014, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between January 23, 2014 and the date of this report.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

None.

Policies and Procedures

Our audit committee is responsible for reviewing and approving all related party transactions, which would include a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000, not including transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person. Related parties include any of our Directors or executive officers, certain of our stockholders and their immediate family members. This obligation is set forth in writing in the audit committee charter. A copy of the audit committee charter is available on our website at www.diadexus.com in the Investors & Media section under “Corporate Governance.”

Where a transaction has been identified as a related-person transaction, management would present information regarding the proposed related-person transaction to the audit committee (or, where audit committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation would include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the audit committee relies on information supplied by our executive officers and directors. In considering related-person transactions, the audit committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. In determining whether to approve, ratify or reject a related-person transaction, the audit committee considers, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Director Independence

The Board uses the definition of independence from the listing standards of The NASDAQ Stock Market to assess independence of our directors, although our Common Stock is not listed on NASDAQ. As required under the NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has determined that each of the Company’s directors who served on the Board of Directors in 2015, except for Dr. Rafield and Mr. Sperzel, are independent directors within the meaning of the applicable NASDAQ listing standards. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

Aggregate fees for professional services rendered by PwC for the fiscal years ended December 31, 2015 and 2014 are set forth below. The aggregate fees included in the Audit Fees category are fees billed for each of these fiscal years for the audit of our annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and for services provided in connection with statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed for each of these fiscal years for the purposes described below.

Aggregate fees incurred by PwC for professional services rendered to the Company from January 1, 2014 through December 31, 2015 is set forth on the following table. The Audit Committee pre-approved 100% of all service fees described below:

	Fiscal Year 2015	Fiscal Year 2014
Audit Fees	$608,161	$687,075
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	3,500	3,500
Total	611,661	$690,575

Audit Fees for the fiscal years ended December 31, 2015 and 2014 were for professional services rendered for the audits of the annual financial statements of the Company included in the Company’s Form 10-K, quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and review of the Company’s Form S-8.

There were no fees for services rendered by PwC that fall into the classification of Audit-Related Fees for the fiscal years ended December 31, 2015 or 2014.

There were no fees for services rendered by PwC that fall into the classification of Tax Fees for the fiscal years ended December 31, 2015 and 2014.

All Other Fees for the fiscal years ended December 31, 2015 and 2014 included license fees for accounting and financial reporting literature databases.

Policy on Audit Committee Preapproval of Audit and Permissible Non-audit Services of the Independent Registered Public Accounting Firm

As specified in the audit committee charter, the audit committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm prior to the receipt of such services. The audit committee charter is posted on our website at http://www.diadexus.com under the headings “Investors — Corporate Governance — Audit Committee Charter.” The audit committee considered whether the non-audit services rendered by PwC were compatible with maintaining PwC’s independence under applicable SEC rules.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Index to Financial Statements.

Included in Part II of this Report:

(2) Exhibits

The exhibits listed on the accompanying index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diadexus, Inc.

Date: March 29, 2016	By:	/s/ LORI F. RAFIELD
Lori F. Rafield, Ph.D.
Chairman and President and Chief Executive Officer

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

Signature	Title	Date

/s/ LORI F. RAFIELD Lori F. Rafield, Ph. D.	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	March 29, 2016

/s/ LEONE D. PATTERSON Leone D. Patterson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2016

/s/ JOHN CURNUTTE John Curnutte, M.D., Ph.D.	Director	March 29, 2016

/s/ KAREN DREXLER Karen Drexler	Director	March 29, 2016

/s/ ELIZABETH HUTT POLLARD Elizabeth Hutt Pollard	Director	March 29, 2016

/s/ JOHN SPERZEL III John Sperzel III	Director	March 29, 2016

/s/ JAMES SULAT James Sulat	Director	March 29, 2016

EXHIBIT INDEX

Exhibit	Description

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

3.4

Certificate of Amendment of the Amended and Restated Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K(file no. 333-170924), filed on July 1, 2015)

3.5	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on November 5, 2010)

4.1

Specimen Stock Certificate for Common Stock of diaDexus, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file no. 333-170924), filed on December 2, 2010)

4.2

Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 23, 2011 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2011, filed on November 9, 2011)

4.3

Warrant to purchase shares of Common Stock, issued to Comerica Bank on September 11, 2012 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2012, filed on November 7, 2012)

4.4

First Amendment to Warrant to Purchase Stock, dated July 18, 2013, by and between diaDexus, Inc. and Comerica Ventures Incorporated (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2013, filed on November 5, 2013)

4.5

Warrant to purchase shares of Common Stock, issued to Comerica Bank on October 17, 2013 (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K (file no. 0-26483), for the fiscal year ended December 31, 2013, filed on March 11, 2014)

4.6

Form of Common Stock Purchase Warrant issued to Oxford Finance LLC as of August 15, 2014 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2015, filed on August 13, 2015)

10.1#

Amended and Restated 1996 Stock Option Plan, as amended and restated effective July 29, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.2#

Form of Stock Option Agreement pursuant to the registrant’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.3

Form of Indemnity Agreement by and between the registrant and the registrant’s directors and executive officers (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2015, filed on August 13, 2015)

Exhibit	Description

10.4

SB/HGS Diagnostic License Agreement, effective as of July 24, 1997, by and among SmithKline Beecham Corp., SmithKline Beecham p.l.c. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.5**

Collaboration and License Agreement, dated as of September 2, 1997 (the “Collaboration Agreement”), by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.17 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.6

Amendment No. 1 to the Collaboration Agreement, dated as of February 1, 1998, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.18 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.7**

Amendment No. 2 to the Collaboration Agreement, dated as of July 2, 1998, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.19 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.8

Amendment to the Collaboration Agreement, dated as of May 4, 1999, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.20 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.9**

Amendment No. 3 to the Collaboration Agreement, dated as of July 28, 1999, by and among diaDexus, LLC, Quest Diagnostics Incorporated, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.21 to diaDexus, Inc.’s Registration Statement on Form S-1/A (file no. 333-50318), filed April 9, 2001)

10.10

Amendment No. 4 to the Collaboration Agreement, dated as of February 17, 2000, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.11

Amendment to Collaboration Agreement, dated as of March 30, 2000, by and among diaDexus, LLC, SmithKline Beecham Corp., SmithKline Beecham p.l.c., and Incyte Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to diaDexus, Inc.’s Registration Statement on Form S-1 (file no. 333-50318), filed November 20, 2000)

10.12**

Side Letter to License Agreement, dated February 28, 2005, by and between diaDexus, Inc. and SmithKline Beecham Corp. dba GlaxoSmithKline (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.13**

Diagnostics License Agreement, dated December 9, 2004, by and between diaDexus, Inc. and ICOS Corp. (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2010, filed on November 15, 2010)

10.14**

Agreement, dated as of August 1, 2006, by and between diaDexus, Inc. and Dako North America, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 on Form 10-Q/A (file no. 0-26483), filed on August 15, 2011, to the registrant’s Quarterly Report for the fiscal quarter ended September 30, 2010)

10.15

Lease, dated October 26, 1998, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (file no. 333-78065), filed on May 7, 1999)

10.16

Fifth Amendment to Lease, dated April 14, 2005, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on April 21, 2005)

10.17

Sixth Amendment to Lease Agreement, dated October 11, 2007, by and between VaxGen, Inc. and Oyster Point Tech Center LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (file no. 0-26483), filed on October 17, 2007)

10.18#

Employment Agreement, effective as of January 10, 2011, by and between diaDexus, Inc. and Emilia Bulaevsky (incorporated by reference to Exhibit 10.55 to the registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2010, filed on March 22, 2011)

Exhibit	Description

10.19**

Purchase Agreement, dated as of May 9, 2012 and effective as of April 24, 2012, by and between diaDexus, Inc. and Boston Heart Diagnostics (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2012, filed on August 7, 2012)

10.22#

Key Employee Severance Benefit Plans amended July 15, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2015, filed on October 30, 2015)

10.21**

License and Supply Agreement, dated March 4, 2014, by and between diaDexus, Inc. and B.R.A.H.M.S. GmbH  (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2014, filed on May 7, 2014)

10.22#

diaDexus, Inc. 2012 Equity Incentive Award Plan, effective as of May 17, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2015, filed on August 13, 2015)

10.23#

Forms of Stock Option Grant and Agreement pursuant to the diaDexus, Inc. 2012 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-181913), filed on June 5, 2012)

10.24#

Forms of Restricted Stock Unit Grant and Agreement pursuant to the diaDexus, Inc. 2012 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2014, filed on August 5, 2014)

10.25#

Offer Letter, dated June 23, 2014, by and between diaDexus, Inc. and Alexander Johnson (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2014, filed on August 5, 2014)

10.26

Loan and Security Agreement, dated August 15, 2014, by and between diaDexus, Inc. and Oxford Finance LLC  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 0-26483), filed on August 21, 2014)

10.27#

Offer Letter, effective October 1, 2014, by and between diaDexus, Inc. and Kenneth C. Fang, M.D. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2014, filed on November 5, 2014)

10.28#

Consulting Agreement, effective October 7, 2014, by and between diaDexus, Inc. and  FLG Partners (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (file no. 0-26483) for the fiscal year ended December 31, 2014, filed on March 12, 2015)

10.29#

Offer Letter, effective March 16, 2015 by and between diaDexus, Inc. and Leone D. Patterson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended March 31, 2015, filed on May 14, 2015)

10.30

Agreement, dated as of April 16, 2015, by and among Leap Tide Capital Management, LLC, Jan Loeb and diaDexus, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2015, filed on August 13, 2015)

10.31#

Offer Letter, effective April 17, 2015 by and between diaDexus, Inc. and Lori F Rafield, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2015, filed on August 13, 2015)

10.32#

Warrant to purchase shares of Common Stock, issued to Lori F. Rafield on June 30, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended June 30, 2015, filed on August 13, 2015)

10.33#

Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2015, filed on October 30, 2015)

Exhibit	Description

10.34**

License and Supply Agreement with OriGene Technologies, Inc. and Wuxi OriGene Biotechnology Co., Ltd. Dated as of September 4, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 0-26483) for the fiscal quarter ended September 30, 2015, filed on October 30, 2015)

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