Form 10-Q
period 2016-03-31
Diadexus, Inc.
filed 2016-04-29
CIK 1036968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 4,100,060 as of April 28, 2016.

DIADEXUS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DIADEXUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$6,350	$9,116
Accounts receivable, net of reserve of $997 and $910 at March 31, 2016 and December 31, 2015, respectively	1,790	1,704
Inventory, net	117	186
Prepaid expenses and other current assets	281	333
Total current assets	8,538	11,339

Restricted cash	1,400	1,400
Property and equipment, net	243	302
Other long-term assets	74	—
Total assets	$10,255	$13,041

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$476	$737

Notes payable, current portion	13,370	14,357
Less: unamortized debt costs	(95)	(114)
Notes payable, current portion, net	13,275	14,243

Deferred revenues, current portion	21	21
Deferred rent, current portion	156	208
Unfavorable lease obligations	727	957
Accrued and other current liabilities	1,284	995
Total current liabilities	15,939	17,161

Non-current portion of deferred revenue	179	184
Other long-term liabilities	418	407
Total liabilities	$16,536	$17,752

Commitments and contingencies (Note 13)

Stockholders' deficit:
Preferred Stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 4,100,060 and 4,100,060 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	41	41
Additional paid-in capital	210,895	210,777
Accumulated deficit	(217,217)	(215,529)
Total stockholders' deficit	(6,281)	(4,711)
Total liabilities and stockholders' deficit	$10,255	$13,041

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2016	2015
Revenues:
Product sales	$3,527	$5,527
License revenue	5	—
Total revenues	3,532	5,527
Operating costs and expenses:
Product costs of revenue	1,097	1,569
Sales and marketing	946	1,312
Research and development	830	890
General and administrative	1,924	2,264
Total operating costs and expenses	4,797	6,035
Loss from operations	(1,265)	(508)
Interest income, interest expense and other income (expense), net:
Interest income	1	1
Interest expense	(414)	(468)
Other income (expense), net	(4)	16
Loss before income tax	(1,682)	(959)
Income tax provision	(6)	(11)
Net loss	$(1,688)	$(970)
Net loss and comprehensive loss	$(1,688)	$(970)
Basic and diluted net loss per share	$(0.41)	$(0.26)
Weighted average shares used in computing basic and diluted net loss per share	4,100,060	3,792,245

See accompanying notes to condensed financial statements.

DIADEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
(In thousands)	2016	2015
Operating activities:
Net loss	$(1,688)	$(970)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment and assets held for sale	2	—
Depreciation and amortization	60	82
Stock-based compensation	118	271
Provision for doubtful accounts	87	(1)
Noncash other (income) expense	10	9
Noncash interest associated with notes payable	187	207
Unfavorable lease obligation	(230)	(197)
Inventory write off and obsolescence reserve	26	109
Changes in operating assets and liabilities:
Accounts receivable	(172)	108
Inventory	43	84
Prepaid expenses, other current assets and other long-term assets	(24)	—
Accounts payable	(261)	(362)
Accrued liabilities and other long term liabilities	290	(921)
Deferred rent	(52)	(32)
Deferred revenue	(5)	—
Net cash used in operating activities	(1,609)	(1,613)

Investing activities:
Purchases of property and equipment	(3)	—
Net cash used in investing activities	(3)	—

Financing activities:
Principal repayment of notes payable	(1,154)	—
Proceeds from issuance of common stock	—	56
Net cash provided by (used in) financing activities	(1,154)	56

Net decrease in cash and cash equivalents	(2,766)	(1,557)
Cash and cash equivalents, beginning of period	9,116	14,946
Cash and cash equivalents, end of period	$6,350	$13,389

See accompanying notes to condensed financial statements.

Diadexus, Inc.

Notes to Condensed Financial Statements

1. Business Overview

Formation of the Company

Diadexus is a diagnostics company developing and commercializing products that deliver healthcare providers with relevant information to assist in the management of their patients throughout the course of cardiac disease.  The Company’s capabilities include proprietary manufacturing, assay development, FDA regulatory clearances, and marketing and selling products.  Diadexus has evolved from a company that served a concentrated group of customers to one that is building a broad, diversified base of new laboratory customers through the launch of the PLAC® Test for Lp-PLA2 Activity (the “PLAC Activity Test”). Since its inception, the Company has incurred losses, and it has relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund its operations. As of March 31, 2016, the Company had an accumulated deficit of $217.2 million, a working capital deficit of $7.4 million and stockholders’ deficit of $6.3 million.

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

The Company will require additional funds to uplist its Common Stock from the OTC Bulletin Board to NASDAQ and to broadly commercialize its products and develop new products. Its ability to fund operations and to conduct the required development activities related to any new product candidates will be significantly limited if the Company is unable to obtain the necessary capital. The Company expects to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company and it may need to implement additional cost cutting actions. The consent of Oxford will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company cannot assure you that it will be able to raise any such additional funding.  Failure to generate sufficient cash flows from operations, including failure to increase revenues, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.  Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Oxford Loan Agreement, the entire amount of notes payable at March 31, 2016 and December 31, 2015, respectively, has been classified as current in these financial statements.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on a consistent basis with the December 31, 2015 audited financial statements and include all adjustments, consisting of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial position as of March 31, 2016, results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015.

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

2. Summary of Significant Accounting Policies

Except for the policy listed below, the Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016, and have not changed as of March 31, 2016.

Foreign Currency Contracts

In March 2014, the Company entered into a License and Supply Agreement with B.R.A.H.M.S. GmbH (“BRAHMS”). Under the terms of the agreement, the Company paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  The Company paid an additional 500,000 Euros in development and regulatory milestones in June 2015 and may pay up to 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.  In order to reduce its foreign exchange risk, on January 30, 2015, the Company entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The forward contract for March 2015 offset the payment due to BRAHMS in March 2015. The latter contract was offset by a spot contract in June 2015 when the developmental milestone was reached. The forward contracts did not qualify as a cash flow hedge.  Realized and unrealized gains and losses on the forward contracts are a component of Other income (expense) in the accompanying condensed Statements of Comprehensive Loss. At March 31, 2016, there were no forward contracts outstanding.

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

In August 2014 the FASB issued Accounting Standards Update No 2014-15: Presentation of Financial Statement Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The update sets forth a requirement for management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans. (5) require an express statement of other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date the financial statements are issued (or available to be issued). The new standard applies prospectively to annual periods ending after December 31, 2015, and to annual and interim periods thereafter. See Note 1 regarding our discussion on our ability to continue as a going concern.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted these provisions, as of the beginning of the first quarter of 2016. As a result, the Company reclassified $95,000 and $114,000 of deferred financing costs as of March 31, 2016 and December 31, 2015, respectively, from other assets, which is currently presented as a direct deduction from notes payable.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330):  “Simplifying the Measurement of Inventory (“ASU 2015-11”), which permits companies to measure inventory at the lower of cost and net realizable value.  ASU 2015-11 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016.  Early adoption is permitted.  The Company is evaluating the impact of this ASU on its financial statements.

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

In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU does not change the core principle of the guidance in the aforementioned ASU 2014-09, instead, the amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as ASU 2014-09. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update affect the guidance in the aforementioned ASU 2014-09 by clarifying two aspects: identifying performance obligations and the licensing implementation guidance. ASU 2016-10 will have the same effective date and transition requirements as the ASU 2014-09. The Company is in the process of evaluating the impact of this ASU on its financial statements.

3. Cash and Cash Equivalents

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The following is a summary of cash and cash equivalents at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$1,302	$—	$—	$1,302
Money market funds	5,048	—	—	5,048
Total cash and cash equivalents	$6,350	$—	$—	$6,350

	December 31, 2015
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$1,068	$—	$—	$1,068
Money market funds	8,048	—	—	8,048
Total cash and cash equivalents	$9,116	$—	$—	$9,116

4. Fair Value Measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2016	Level 1	Level 2	Level 3
Assets:
Cash	$1,302	$1,302	$—	$—
Money market funds	5,048	5,048	—	—
Restricted cash	1,400	—	1,400	—
	$7,750	$6,350	$1,400	$—

		Fair Value Measurements
		Quoted Prices	Significant
		In Active	other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	Level 1	Level 2	Level 3
Assets:
Cash	$1,068	$1,068	$—	$—
Money market funds	8,048	8,048	—	—
Restricted cash	1,400	—	1,400	—
	$10,516	$9,116	$1,400	$—

The fair value of the notes payable is valued based on Level 2 inputs and approximates its book value. The fair value of the notes payable is based on the present value of expected future cash flows and assumptions about current interest rates and the credit worthiness of the Company. As of March 31, 2016, the notes payable is carried at face value of $15 million less any unamortized debt discount.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

5. Inventory, net

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Finished goods	$77	$148
Work in process	—	1
Raw materials	40	37
	$117	$186

6. Property, Plants and Equipment

The following is a summary of property and equipment at cost less accumulated depreciation as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Laboratory equipment	$2,358	$2,402
Leasehold improvements	616	616
Computer and software	360	357
Furniture and fixtures	101	101
Construction in progress	43	44
	3,478	3,520
Less: Accumulated depreciation and amortization	(3,235)	(3,218)
	$243	$302

Depreciation and amortization expense for the quarter ended March 31, 2016 and 2015 was $60,000 and $82,000, respectively.

7. Total Accrued and Other Current Liabilities

Total accrued and other current liabilities include the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Accrued payroll and related expense	691	567
Accrued collaborative research obligations	33	25
Accrued Board of Director fees	66	—
Accrued professional services	157	108
Other current liabilities	337	295
Total accrued and other current liabilities	$1,284	$995

8. Concentration of Credit Risk

Revenues from the following customers each represented at least 10% of total revenue for the three months ended March 31, 2016 and 2015, respectively. They also represented a significant portion of our accounts receivable as of March 31, 2016 and 2015, respectively.

	Revenue	Accounts Receivable
	Three Months Ended
Top 4 customers for the first quarter of 2016	March 31, 2016	March 31, 2016
First	41%	47%
Second	18%	20%
Third	10%	4%
Fourth	10%	9%
Total	79%	80%

	Revenue	Accounts Receivable
	Three Months Ended
Top 3 customers for the first quarter of 2015	March 31, 2015	December 31, 2015
First	31%	—
Second	19%	12%
Third	12%	35%
Total	62%	47%

9. Notes Payable

In August 2014, the Company entered into a Loan Agreement with Oxford to borrow up to $15 million, the entire amount of which was borrowed at a fixed interest rate of 6.95% per annum. The obligations under the Loan Agreement are payable in 48 monthly installments which began in October 2014, with interest-only payments to be made from October 2014 to September 2015, followed by 36 months of equal principal and interest payments.

The Company paid an initial fee of $150,000 for access to this loan and will be required to pay an additional $1.5 million following the earlier of loan maturity or termination. The Company may prepay all, but not less than all, of the loan amount with 10 days advance notice to Oxford and payment of a prepayment premium. In connection with the Loan Agreement, the Company issued a warrant to Oxford to purchase 60,606 shares of the Company’s common stock (See Note 13, “Stock Warrants”).

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

The Company recorded a debt discount of $470,000 associated with the Loan Agreement and the amount will be amortized as interest expense over the term of the Loan Agreement using the effective interest method. Concurrent with the execution of the Loan Agreement, in August 2014, the Company used $8.4 million of the proceeds received from the loan to repay its existing loan with Comerica Bank. All Loan and Security Agreements previously entered with Comerica Bank were terminated upon receipt of this repayment. The Company was in compliance with all the covenants with Comerica Bank prior to the repayment.

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

Effective January 1, 2016, the Company adopted ASU 2015-03 and changed its method of presentation relating to debt issuance cost. Prior to 2016, the Company's policy was to present these costs in other assets on the balance sheet, net of accumulated amortization. Beginning in 2016, the Company has presented these fees as a direct deduction to the related debt. As a result, we reclassified $95,000 and $114,000 of deferred financing costs as of March 31, 2016 and December 31, 2015, respectively, from other assets, which are currently presented as a direct deduction from notes payable.

As of March 31, 2016, future minimum payments for the notes payable are as follows (in thousands):

2016 (remainder of year)	$4,165
2017	5,554
2018	5,665
Total minimum payments	15,384

The payments above include interest as well as $1.5 million of additional payment required to be made by the Company following the earlier of loan maturity or termination.

As noted in Note 1 to these financial statements, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Oxford Loan Agreement, the entire amount of notes payable at March 31, 2016 has been classified as current in these financial statements.

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

The effect of the options and warrants was anti-dilutive for the three months ended March 31, 2016 and 2015. The following table shows the total outstanding securities considered anti-dilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	As of March 31,
	2016	2015
Options to purchase common stock	644	633
Warrants to purchase common stock	191	78
Total	835	711

11. License and Supply Agreement

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

In connection with the License and Supply Agreement, the Company and OriGene entered into a separate securities purchase agreement (the “Stock Purchase Agreement”) on September 4, 2015. Pursuant to the Stock Purchase Agreement, on September 4, 2015, when the closing market price of the Company’s stock was $3.01, the Company issued 261,684 shares of its common stock, at a per share purchase price of approximately $3.82 for a total of $1.0 million.  The Company has accounted for the License and Supply Agreement and the Stock Purchase Agreement as one arrangement under the multiple element arrangement guidance as they were entered into simultaneously and reference each other in the agreements.  The difference in the fair value of the common stock and the purchase price, $0.2 million, is being recognized as license revenue ratably over the ten year period of the License and Supply Agreement. The revenue recognized in connection with the license fee in the three months ended March 31, 2016 was $5,300.  Deferred revenue of $0.2 million at March 31, 2016 is included in the accompanying balance sheet.

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

The following table summarizes stock compensation expense related to employee stock options and employee stock-based compensation for the three months ended March 31, 2016 and 2015, which was incurred as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Stock-based compensation expense:
General and administrative	$78	$162
Research and development	24	57
Sales and marketing	9	30
Product costs	7	22
Total stock-based compensation expense	$118	$271

Restricted Stock Units

On February 6, 2015, the Company awarded an aggregate of 14,545 fully vested RSUs as a bonus to the Chairman of the Board for her performance as Interim Executive Chair in 2014 with a grant-date fair value equal to approximately $92,000 in the aggregate, or $6.30 per share. Each RSU entitled the recipient to receive one share of the Company’s common stock upon vesting. The fair value of the RSU is based on the Company’s closing stock price on the date of grant. As of March 31, 2016, no RSUs remained outstanding.

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

In connection with its leased facilities, the Company recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at the expiration of the 349 Facility lease. The following table describes changes to the Company’s asset retirement obligation liability for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Asset retirement obligation, beginning of period	$407	$369
Accretion expense	11	9
Asset retirement obligation, end of period	$418	$378

Rent expense for the Company’s facilities was $0.4  million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.  The terms of the lease for the 349 Facility provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Deferred rent of $156,000 and $208,000 at March 31, 2016 and December 31, 2015, respectively, is included in the accompanying balance sheets.

As of March 31, 2016, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2016 (remainder of year)	2,053
Total minimum lease payments	$2,053

Research and Development Commitments and Contingencies

In March 2014, the Company entered into a License and Supply Agreement (the “Agreement”) with BRAHMS. Under the terms of the Agreement, the Company paid 750,000 Euros in April 2014 and paid another 500,000 Euros in March 2015. The Company paid an additional 500,000 Euros in development and regulatory milestones in June 2015 and may pay up to 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Financial Statements and related Notes included in Item 1 of this Quarterly Report and the Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 29, 2016, or our 2015 Annual Report..

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

Our products, the PLAC ELISA Test and the PLAC Activity Test, (collectively “the PLAC Tests”), are designed to provide information, over and above traditional risk factors, such as cholesterol levels, to help identify individuals at increased risk of suffering a heart attack or stroke. Some of these events may be reduced with earlier detection of increased risk and more aggressive risk-reducing strategies, including treatment to lower LDL-cholesterol goals with statins. We have commercialized two PLAC Tests. One test measures the concentration of circulating Lp-PLA2 in the blood using an enzyme-linked-immunosorbent serologic assay (“ELISA”), the PLAC ELISA Test. The PLAC ELISA Test is the only Lp-PLA2 blood test cleared by the Food and Drug Administration (“FDA”) to aid in assessing risk for both coronary heart disease and ischemic stroke associated with atherosclerosis. The second test, the PLAC Activity Test, is an enzyme assay for the quantitative determination of Lp-PLA2 activity levels in human plasma and serum on automated clinical chemistry analyzers, to be used in conjunction with clinical evaluation and patient risk assessment as an indicator of atherosclerotic cardiovascular disease.

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

Under the License and Supply Agreement, we granted Licensee an exclusive license and supply agreement granting Licensee rights to develop and commercialize Lp-PLA2 concentration assay products in certain Asian countries (the “Territory”) with a license term of ten years, and supply commitments dependent on certain conditions.  We will be responsible for supplying to Licensee certain raw materials and reagents needed for Licensee to develop, produce and sell PLAC® ELISA in the Territory.  Licensee will seek marketing authorization for the test in the Territory.  Licensee has agreed to purchase the Lp-PLA2 concentration assay products exclusively from us at a mark-up above our manufacturing cost.  Licensee has also committed to a minimum first bulk supply purchase totaling $50,000.

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

In connection with the License and Supply Agreement, we and OriGene entered into a separate securities purchase agreement (the “Stock Purchase Agreement”) on September 4, 2015. Pursuant to the Stock Purchase Agreement, on September 4, 2015, when the closing market price of our stock was $3.01, we issued 264,681 shares of our common stock, at a per share purchase price of approximately $3.82 for a total of $1.0 million.  We have accounted for the License and Supply Agreement and the Stock Purchase Agreement as one arrangement under the multiple element arrangement guidance as they were entered into simultaneously and reference each other in the agreements.  The difference in the fair value of the common stock and the purchase price, $0.2 million, is being recognized as license revenue ratably over the ten year period of the License and Supply Agreement. The revenue recognized in connection with the license fee for the three months ended March 31, 2016 was $5,300.

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

Our significant accounting policies are described in the notes to the unaudited Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  While all significant accounting policies are important to our Condensed Financial Statements, certain of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, or the related disclosure of contingent assets and liabilities.  These estimates are based on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates.

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

Realized and unrealized gains and losses on the forward contracts are a component of Other income (expense) in the accompanying condensed Statements of Comprehensive Loss. At March 31, 2016, there were no forward contracts outstanding.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2016 and 2015.

Revenues

	Three Months Ended		% Increase
	March 31,		(Decrease)
(In thousands)	2016	2015	2015 to 2016
Revenues:
Product sales	$3,527	$5,527	(36%)
License revenue	5	—	100%
Total net revenues	$3,532	$5,527	(36%)

Revenues by geography are based on the billing address of the customer. The following table sets forth total revenues by geographic area (in thousands):

	Three Months Ended
	March 31,
(In thousands)	2016	2015
United States	$3,456	$5,425
Europe	72	102
Rest of the world	5	—
Total	$3,532	$5,527

Revenues are generated from product sales and licensing fees.

Total revenues for the quarter ended March 31, 2016 were $3.5 million, a decrease of approximately $2.0 million, or 36%, compared to the same period in 2015. The decrease is due to decreased product sales as a result of the loss of two of our largest customers, Health Diagnostics Laboratory (“HDL”), filing for bankruptcy on June 7, 2015, and Atherotech, filing for bankruptcy on March 4, 2016.  These decreases were partially offset by an increase in PLAC® ELISA Test volumes from other customers, and a significant growth in PLAC® Activity Test volumes from new customers during the first quarter of 2016.

Our top four customers accounted for 79% of our total revenues for the three months ended March 31, 2016, compared to 62% of total revenue derived from top three customers for the three months ended March 31, 2015. Because of this customer concentration, the recent bankruptcy of HDL and Atherotech, and the timing of orders from these customers, our quarterly revenues may fluctuate materially.

Operating Costs and Expenses

Product Costs of Revenue

	Three Months Ended		% Increase
	March 31,		(Decrease)
(In thousands)	2016	2015	2015 to 2016
Product costs of revenue	$1,097	$1,569	(30%)

Product costs of revenue include our expenditures for cost of goods, manufacturing support, product supplies, quality control, personnel expenses and facility costs. Product costs decreased approximately $0.5 million, or 30%, for the three months ended March 31, 2016 as compared to the same period in 2015. This decrease was due to decreased sales as noted above and reduced headcount and continued cost containment efforts following the restructuring implemented in the fourth quarter of 2014.

Sales and Marketing Expenses

	Three Months Ended		% Increase
	March 31,		(Decrease)
(In thousands)	2016	2015	2015 to 2016
Sales and Marketing Expenses	$946	$1,312	(28%)

Sales and marketing expenses include our expenditures on customer support, medical and other consultant fees, marketing programs and materials, and personnel expenses. Sales and marketing expenses decreased approximately $0.4 million, or 28%, for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease was primarily due to a decrease of approximately $0.3 million in professional services and other associated costs including travel and entertainment and office costs for the three months ended March 31, 2016 compared to the same period in 2015.

Research and Development Expenses

	Three Months Ended		% Increase
	March 31,		(Decrease)
(In thousands)	2016	2015	2015 to 2016
Research and Development Expenses	$830	$890	(7%)

Research and development expenses include costs related to product development, regulatory support of our technology and other technical support costs, including salaries and consultant fees. Research and development expenses were slightly lower for the three months ended March 31, 2016 as compared to the same period in 2015 and reflect our continued cost containment efforts during 2016.

General and Administrative Expenses

	Three Months Ended		% Increase
	March 31,		(Decrease)
(In thousands)	2016	2015	2015 to 2016
General and Administrative Expenses	$1,924	$2,264	(15%)

General and administrative expenses include personnel costs for finance, administration, information systems and professional fees as well as facilities expenses. General and administrative expenses decreased $0.3 million for the three months ended March 31, 2016 as compared to the same period in 2015. This decrease was primarily related to a decrease of $0.6 million in professional services expenses from continued cost containment efforts during 2016, partially offset by an increase of $0.2 million in personal costs due to increased headcount in the first quarter 2016 compared to the same period in 2015.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended		% Increase
	March 31,		(Decrease)
(In thousands)	2016	2015	2015 to 2016
Interest income, interest expense and other income (expense), net
Interest income	$1	$1	0%
Interest expense	(414)	(468)	(12%)
Other income (expense), net	(4)	16	(125%)
Total Interest and other income (expense)	$(417)	$(451)	(8%)

Interest income is derived from cash balances and short-term and long-term investments. Interest expense is based on outstanding debt obligations. Total interest and other income (expense) decreased slightly for the three months ended March 31, 2016 as compared to the same period in 2015.

Contractual Obligations

Our contractual obligations and future minimum lease payments that are non-cancelable are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report. There have been no significant changes to these contractual obligations during the three months ended March 31, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on private placements of preferred stock and debt financing, as well as on revenue generated from the sale of products, to fund our operations. As of March 31, 2016, we had an accumulated deficit of $217.2 million, working capital deficit of $7.4 million and stockholders’ deficit of $6.3 million. The recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern, and our former independent registered public accounting firm expressed a “going concern” opinion in its auditors’ report on our 2015 Annual Report.

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

In September 2015, we entered into a Stock Purchase Agreement with OriGene in connection with the License and Supply Agreement.  Pursuant to the Stock Purchase Agreement, on September 4, 2015, when the closing market price of the Company’s stock was $3.01, the Company issued 264,681 shares of its common stock, at a per share purchase price of approximately $3.82 for a total of $1.0 million.  The difference in the fair value of the common stock and the purchase price, $0.2 million, is being recognized as license revenue ratably over the ten year period of the License and Supply Agreement. The revenue recognized in connection with the license fee for three months ended March 31, 2016 was $5,300.

We will require additional funds to uplist our Common Stock from OTC Bulletin Board to NASDAQ and to broadly commercialize our products and develop new products. Our ability to fund our operations and to conduct the required development activities related to any new product candidates will be significantly limited if we are unable to obtain the necessary capital. We expect to seek to raise funds through equity or debt offerings, bank facilities, or other sources of capital. Additional funding may not be available when needed or on terms acceptable to us and we may need to implement additional cost cutting actions. The consent of Oxford will likely be required for additional debt financings. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We cannot assure you that we will be able to raise any such additional funding. We do not believe that our cash resources of $6.4 million as of March 31, 2016 provide us with sufficient funds to meet our expected working capital needs through the end of 2016.

Cash and Cash Equivalents

As of March 31, 2016, we had cash and cash equivalents of $6.4 million, compared to $9.1 million at December 31, 2015. The decrease of $2.7 million primarily reflects cash used in operating activities of $1.6 million and the principal repayment on Oxford debt of $1.2 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2016, and was primarily related to the net loss of $1.7 million. Significant non-cash items included $0.2 million in non-cash interest associated with notes payable, $0.1 million in stock-based compensation, $(0.2) million in unfavorable lease amortization, $0.3 million in accrued liabilities, $(0.3) million in accounts payable, and $(0.2) million in accounts receivable.

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

Cash Flows from Investing Activities

There was minimal net cash used in investing activities to purchase property and equipment in the three months ended March 31, 2016.

There was no net cash used in investing activities in the three months ended March 31, 2015.

Cash Flows from Financing Activities

Net cash used by financing activities of $1.2 million for the three months ended March 31, 2016 was solely related to the principal repayment on the Oxford debt paid during the first quarter of 2016.

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

In August 2014, we entered into a loan and security agreement with Oxford. (See Note10 of the Notes to Financial Statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2016.) This loan contains various covenants. If we breach any of these covenants or we are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in a default under the loan.  Upon the occurrence of an event of default under the loan, Oxford could elect to declare all amounts outstanding to be immediately due and payable. If we are unable to repay those amounts, Oxford could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of March 31, 2016, we had cash and cash equivalents of $6.4 million, which consisted of cash and highly liquid money market funds.

During the three months ended March 31, 2016, there were no material changes to our market risk disclosures as set forth under “Quantitative and Qualitative Disclosure About Market Risk” in our 2015 Annual Report.

As noted above in Item 2, we entered into two forward contracts to purchase an aggregate of 1,000,000 Euros in order to reduce our foreign currency risk associated with the License and Supply Agreement with BRAHMS.  Under the terms of the agreement, we paid 750,000 Euros in April 2014 and another 500,000 Euros in March 2015.  We paid an additional 500,000 Euros in development and regulatory milestones in June 2015 and may pay up to a total of 1,000,000 Euros in post-launch commercialized milestones and royalties on future sales.  The forward contracts are in two tranches: 500,000 Euros in March 2015 and an additional 500,000 Euros in September 2015.  The latter contract was offset by a spot contract in June 2015, when the developmental milestone was reached.  The forward contract for March 2015 offset the payment due to BRAHMS in March 2015. The forward contracts do not qualify as a cash flow hedge.  At March 31, 2016, there were no forward contracts outstanding.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales to a limited number of customers account for a significant portion of our revenue and accounts receivable. Our top five customers accounted for 84% and 73% of our accounts receivable as of March 31, 2016 and March 31, 2015, respectively, and 83% and 74% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. Our dependence on, and the identity of, our key customers may vary from period to period as a result of competition among our customers, and changes in individual customers’ purchases of our products. Our former largest customer, Health Diagnostics Laboratory Inc. (“HDL”), filed for bankruptcy in June 2015, and as the HDL bankruptcy process continues we are unable to predict whether we can collect our outstanding accounts receivable for their prior purchases.  Moreover, we are unable to predict whether post-bankruptcy orders will continue with the sale of the majority of HDL assets to True Health Diagnostics, LLC, and if continuing, the timing and purchase levels.  Additionally, Atherotech, another of our top five customers in 2015 and 2014, declared Chapter 7 bankruptcy in March 2016. Atherotech’s filing of bankruptcy has no impact on our 2015 revenue or receivables. We are in the process of creating an additional distribution channel for our products through national laboratories, major hospital systems, regional reference laboratories, and physician office laboratories serviced through national distributors for PLAC Activity, but in the near term we expect to continue to have revenues concentrated with a number of large laboratory customers.  The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key customers could have a material adverse effect on our revenue in any period and may result in significant annual and quarterly revenue variations.

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
●

executing on our commercial strategy of creating a broad and diversified distribution channel of new laboratory customers for this product, including national laboratories, major hospital systems, regional reference laboratories, and physician office laboratories.

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

We sell our products primarily through distributors and to laboratory customers, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payers, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Both the PLAC ELISA and the PLAC Activity Tests are covered by Medicare. Third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Accordingly, third-party payers are increasingly challenging the prices charged for diagnostic tests. Most of these third-party payers may deny coverage and reimbursement if they determine that a product was not medically necessary or not used in accordance with cost-effective treatment methods, or was used for an unapproved indication.

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

As an example, in March 2014, we entered into an exclusive licensing and supply agreement with BRAHMS to develop and commercialize three independent biomarkers to aid in risk prediction and prognosis for heart failure. These new biomarker product opportunities represent our future product pipeline.  In the event we fail to meet certain diligence requirements under the license, our exclusive U.S. right for these products may be lost, which would have an adverse effect on our product pipeline and sales.

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

We depend on the efforts and abilities of our senior management, our research and development and sales and marketing staff and a number of other key management, support, technical and administrative services personnel. In particular, we rely on the experience of our senior management, who have specific knowledge of our business and industry that is difficult to replace. If we are unable to attract and retain highly-qualified senior management, our business may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Competition for experienced, high-quality personnel exists, particularly in the San Francisco Bay Area, and we cannot assure you that we can continue to recruit and retain such personnel. Our failure to hire, train and retain qualified personnel would impair our ability to manage our business effectively and develop new products.

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

Before we can market or sell a new product or a significant modification to an existing product in the U.S., we must obtain either clearance under Section 510(k) of the FDA, or approval of a pre-market approval application (“PMA”), from the FDA, unless an exemption applies. In the 510(k) clearance process, the applicant must demonstrate to the FDA’s satisfaction that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to obtain clearance from the FDA to market the proposed device. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including:

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

In September 2014, we entered into a Loan and Security Agreement with Oxford (the “Loan and Security Agreement”). The Loan and Security Agreement contains a number of affirmative and restrictive covenants. These covenants limit our ability to, among other things:

●	Dispose of property;
●	Merge, consolidate or acquire another entity;

●	Incur additional indebtedness;
●	Enter into transactions with affiliates; and
●	Pay dividends or make other distributions or payments on our capital stock.

If we breach any of these covenants, are unable to make a required payment of principal or interest, or experience a material adverse change to our business, it could result in an event of default under the Loan and Security Agreement. Upon the occurrence of an event of default under the Loan and Security Agreement, Oxford could elect to declare all amounts outstanding to be immediately due and payable and exercise remedies, including removing the existing cash balances from our bank accounts necessary to maintain liquidity. If we were unable to repay the amounts due under the Loan and Security Agreement, Oxford could proceed against the collateral granted to it to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan.  Any event of default under the Loan and Security Agreement could significantly jeopardize our business and ability to continue as a going concern.

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

Our future capital needs are uncertain and our former independent registered public accounting firm has expressed in its report on our 2015 audited financial statements a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain loans from financial institutions and our operations could be curtailed if we are unable to obtain the required additional funding when needed.  We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our financial statements for the three months ended March 31, 2016 included in Item 1 of this quarterly report on Form 10-Q have been prepared assuming we will continue to operate as a going concern.  However, due to our ongoing operating losses, negative cash flows from operations, and our accumulated deficit, there is substantial doubt about our ability to continue as a going concern.  Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from financial institutions.  Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all.  If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer or discontinue certain of our research and development activities and operating activities or we may not be able to continue as a going concern.  As a result, our former independent registered public accounting firm expressed a substantial doubt regarding our ability to continue as a going concern in its auditors’ report on the financial statements included in our Annual Report filed on March 29, 2016.  Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.  Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.

We have a history of losses, we expect to incur losses for at least the next few years, and we may never achieve profitability.

We have incurred substantial net losses since our inception. Our accumulated deficit was $217.2 million at March 31, 2016. For the three months ended March 31, 2016 and 2015, we incurred net losses of $1.7 million and $1.0 million, respectively. We expect to continue to incur net losses for at least the next few years based on our current plans to engage in new development activities to broaden our product pipeline. If we are unable to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Moreover, we are solely dependent on our two PLAC Tests for revenues. We expect that the PLAC Tests will account for a substantial portion of our revenue for the foreseeable future. We do not know if both of our PLAC Tests will be accepted broadly by the market over the long-term and it is possible that the demand for the product may decline over time, and any quarter or other period of profitability may not be sustainable without continued growth in sales of both of our products. Even with our 510(k) FDA clearance, we may never be able to successfully commercialize PLAC Activity in the U.S. Any decline in demand or failure of our PLAC Tests to penetrate current or new markets significantly could have a material adverse effect on our business, financial condition, and results of operations. Moreover, the sale of PLAC Tests may not continue to stabilize, and any reduction in demand from one or more of our major customers may have a significant impact on our ability to achieve and maintain profitability.

Risks Relating to Intellectual Property If the combination of patents, trade secrets, trademarks, and contractual provisions that we rely on to protect our intellectual property proves inadequate, our ability to successfully commercialize our products will be harmed and we may never be able to operate our business profitably.

Our success depends, in large part, on our ability to protect proprietary discoveries, technology, brands, creative works, and diagnostic tests under the patent and other intellectual property laws of the U.S. and other countries, so that we can seek to prevent others from unlawfully using our proprietary inventions and information. We hold issued patents in the U.S. covering PLAC ELISA and PLAC Activity. Certain patents for PLAC ELISA and PLAC Activity will expire in 2016.  We continue to review new patent applications but there can be no assurance that these patent applications will be used or any issued patents will maintain a competitive advantage for our PLAC ELISA and PLAC Activity products.

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

Currently, our common stock is quoted on the OTC Bulletin Board. Stocks traded “over the counter” typically are subject to greater volatility than stocks traded on stock exchanges, such as the NASDAQ Stock Market, due to the fact that OTC trading volumes are generally significantly lower than those on stock exchanges. This lower volume may allow a relatively few number of stock trades to greatly affect the stock price, particularly where the trading price of the stock price is relatively low. In addition, the stock markets and the markets for medical diagnostics and biotechnology stocks in particular, have experienced volatility that has often been unrelated to the operating performance of particular companies. Moreover, our stockholders and Board approved a 15-for-1 reverse stock split that resulted in increased volatility due to our higher stock price as adjusted for the reverse stock split.  For example, our stock price at March 31, 2016 declined by more than 70% since July 1, 2015, the first trading day following the effectiveness of the reverse stock split.  The trading price of our common stock has been and is likely to continue to be extremely volatile. Some of the many factors that may cause the market price of our common stock to fluctuate include, in no particular order:

●	Our ability to grow revenue and achieve profitability based on our two FDA-cleared PLAC products;
●	Our ability to develop, launch and commercialize potential new products;
●	Actions taken by regulatory authorities or reimbursement legislation with respect to our products;
●	The progress and results of our product development efforts or those of our competitors;
●	Significant changes to our executive team or other members of senior management;
●	The outcome of legal actions to which we may become a party;
●	Changes in our strategy and competitive positioning;
●	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	Our ability to uplist to a national stock exchange; and
●	Restatements of our financial results and/or material weaknesses in our internal controls.

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

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors through various corporate actions, including Board nominations and proxy contests. We may become subject to one or more campaigns by stockholders who desire to increase stockholder value in the short term. If we become engaged in a proxy contest with an activist stockholder in the future, our business and operations could be adversely affected as responding to such contests or other activist stockholder actions would be costly and time-consuming, and we would expect that such actions would disrupt our operations and divert the attention of management and our employees from executing our strategies and plans. In addition, if individuals are elected to our Board with a specific agenda or without relevant experience or expertise, it may adversely affect the ability of the Board to function effectively and the management team to implement effectively and in a timely manner our strategic plans, which are focused on building shareholder value. Any perceived uncertainties around our future direction from shareholder activism or changes to the Board may lead to the perception of a change in the direction of our business, or instability or lack of continuity for our products. These perceptions may cause concerns for our customers or be exploited by our competitors.  As a result, we could experience significant volatility and a decline of our stock price, the loss of potential business opportunities with current and potential new customers, and difficulties in attracting and retaining qualified personnel.  For example, we entered into a settlement agreement with an activist stockholder pursuant to which we nominated, and the stockholders elected, John Sperzel III, a mutually acceptable candidate for election at our 2015 annual meeting of stockholders. We also recently received an activist stockholder notice from Meson Capital LLP. There can be no assurance that we will not be subject to additional campaigns by other stockholders now or in the future.

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

Diadexus, Inc.
Date: April 29, 2016	By:	/s/ Lori F. Rafield
Lori F. Rafield, Ph.D.
Chairman, Chief Executive Officer (Principal Executive Officer)
Date: April 29, 2016	By:	/s/ Leone D. Patterson
Leone D. Patterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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